Form 10-K
period 2002-12-31
HMS HOLDINGS CORP
filed 2003-03-31
CIK 1196501

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                FOR THE TRANSITION PERIOD FROM ______ TO ________

                         COMMISSION FILE NUMBER: 0-50194

                               HMS HOLDINGS CORP.
             (Exact name of registrant as specified in its charter)

             NEW YORK                                  11-3656261
    (State or other jurisdiction of                 (I.R.S. Employer)
    incorporation or organization)                  Identification No.)

         401 PARK AVENUE SOUTH, NEW YORK, NEW YORK                  10016
          (Address of principal executive offices)               (Zip Code)

                                 (212) 725-7695
              (Registrant's telephone number, including area code)

       ------------------------------------------------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                  COMMON STOCK
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         The approximate aggregate market value of the registrant's common stock held by non-affiliates (based on the last reported sales price on the NASDAQ National Market System) was $55.7 million on June 30, 2002. The approximate aggregate market value of the registrant's common stock held by non-affiliates (based on the last reported sale price on the Nasdaq National Market System) was $48.8 million on March 14, 2003.

         The number of shares common stock, $.01 par value, outstanding as of March 14, 2003 was 18,257,854.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement of the registrant to be delivered to shareholders in connection with the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                       HMS HOLDINGS CORP. AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
PART I
     Item 1.   Business......................................................................................3
     Item 2.   Properties...................................................................................11
     Item 3.   Legal Proceedings............................................................................12
     Item 4.   Submission of Matters to a Vote of Security Holders..........................................12
PART II
     Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters........................13
     Item 6.   Selected Financial Data......................................................................14
     Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations........15
     Item 7A.  Quantitative and Qualitative Disclosures About Market Risks..................................31
     Item 8.   Financial Statements and Supplementary Data..................................................31
     Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........31
PART III
     Item 10.  Directors and Executive Officers of the Registrant...........................................31
     Item 11.  Executive Compensation.......................................................................31
     Item 12.  Security Ownership of Certain Beneficial Owners and Management...............................32
     Item 13.  Certain Relationships and Related Transactions...............................................32
     Item 14.  Controls and Procedures......................................................................32
PART IV
     Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................32

Signatures..................................................................................................33
Certifications..............................................................................................34
Consolidated Financial Statements...........................................................................36
Exhibit Index...............................................................................................64

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


         THIS ANNUAL REPORT ON FORM 10-K CONTAINS "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FOR THIS PURPOSE ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INVOLVE UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, WHICH MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY, FORM THOSE IMPLIED BY THE FORWARD LOOKING STATEMENTS. AMONG THE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE THOSE RISKS IDENTIFIED IN "ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RISK FACTORS" AND OTHER RISKS IDENTIFIED IN THIS FORM 10-K AND PRESENTED ELSEWHERE BY MANAGEMENT FROM TIME TO TIME. SUCH FORWARD-LOOKING STATEMENTS REPRESENT MANAGEMENT'S CURRENT EXPECTATIONS AND ARE INHERENTLY UNCERTAIN. INVESTORS ARE WARNED THAT ACTUAL RESULTS MAY DIFFER FROM MANAGEMENT'S EXPECTATIONS.


PART I
------

ITEM 1. BUSINESS

OVERVIEW

         At a special meeting held on February 27, 2003, the shareholders of Health Management Systems, Inc. approved the creation of a holding company structure. Following that meeting, all the outstanding shares of Health Management Systems, Inc. common stock were exchanged on a one-for-one basis for the shares of common stock of HMS Holdings Corp., the new parent company. The adoption of the holding company structure, pursuant to an Agreement and Plan of Merger approved at the shareholders meeting, constituted a reorganization with no change in ownership interests and no dilutive impact to the former shareholders of Health Management Systems, Inc.

         HMS Holdings Corp. furnishes revenue recovery, business process and business office outsourcing services to healthcare payors and providers. We help our clients increase revenue, accelerate collections, and reduce operating and administrative costs. We operate two businesses through our wholly owned subsidiaries, Health Management Systems, Inc. (Health Management Systems) (formerly our Payor Services Division) and Accordis Inc. (Accordis) (formerly our Provider Services Division).

         Health Management Systems offers state Medicaid and other government agencies that administer health care entitlement programs a broad range of services that are designed to identify and recover amounts that should have been the responsibility of a third party, or that were paid inappropriately. Further, by assisting these agencies in properly accounting for the services that they deliver, we also help to ensure that they receive the full amount of program funding to which they are entitled.

         Accordis provides business office outsourcing services for hospitals, emergency medical transport agencies, and other healthcare providers. These business office services may include identifying third-party resources, submitting timely and accurate bills to third-party payors and patients, recovering and properly accounting for the amounts due, responding to customer service questions from patients, and securing the appropriate cost-based reimbursement from entitlement programs. Clients may outsource the entirety of their business office operations to us, or discrete revenue cycle activities.

         In 1999, our Quality Standards in Medicine, Inc. (QSM) subsidiary acquired substantially all of the assets and specified liabilities of Health Receivables Management, LLC, an Illinois-based company that furnished Medicaid applications service, accounts receivable management, and collections services to providers. Following the acquisition, QSM's name was changed to Health Receivables Management, Inc. (HRM). The operations of HRM have been consolidated into Accordis.

HEALTHCARE REFORM AND REGULATORY MATTERS

         The healthcare reimbursement landscape continues to evolve. Federal, state, and local governments, as well as other third-party payors, continue their efforts to reduce the rate of growth in healthcare expenditures. Many of these policy initiatives have contributed to the complex and time-consuming nature of obtaining healthcare reimbursement for medical services.

         Hospitals are subject to comprehensive federal and state regulation, which affects hospital reimbursement. Medicaid and Medicare account for a significant portion of hospital revenue. Since adoption, the Medicare and Medicaid programs have undergone significant and frequent changes, and it is realistic to expect additional changes in the future. Our services are subject to regulations pertaining to billing for Medicaid and Medicare services, which primarily involve record keeping requirements and other provisions designed to prevent fraud. We believe that we operate in a manner consistent with such regulations, the enforcement of which is increasingly more stringent. Violations of such regulations could adversely affect our business, financial condition and results of operations.

         On January 31, 2003, we announced that we had received a subpoena from the United States Attorney's Office for the Southern District of New York in connection with an investigation under the Health Issuance Portability and Accountability Act of 1996 relating to possible federal health care offenses. See Items 3. Legal Proceedings.

         The Medicare program is administered by the Center for Medicare and Medicaid Services (CMS), an agency of the United States Department of Health and Human Services. CMS currently contracts with several intermediaries and fiscal agents to process regional claims for reimbursement. Although CMS has established the regulatory framework for Medicare claims administration, Medicare intermediaries have the authority to develop independent procedures for administering the claims reimbursement process. The Medicaid program is subject to regulation by CMS, but is administered by state governments. State governments provide for Medicaid claims reimbursement either through the establishment of state operated processing centers or through contractual arrangements with third-party fiscal agents who operate their own processing centers. The requirements and procedures for reimbursement implemented by Medicaid differ from state to state. Similar to the claims administration processes of Medicare and Medicaid, many national health insurance companies and self-insured employers administer reimbursement of claims through local or regional offices. Consequently, because guidelines for the reimbursement of claims are generally established by third-party payors at local or regional levels, hospital and other provider reimbursement managers must remain current with the local procedures and requirements of third-party payors. Generally, we are required to maintain standards of confidentiality that are comparable to those of an agency administering the Medicare or Medicaid program when we use data obtained from such programs.

         The Health Insurance Portability and Accountability Act of 1996 requires the Secretary of Health and Human Services to adopt national standards for certain types of electronic health information transactions and the data elements used in such transactions and to adopt standards to ensure the integrity and confidentiality of health information. All covered entities (providers, payors, and clearinghouses) will be mandated to implement administrative, physical, and technical safeguards to protect health data covered by HIPAA. The regulations are in the following stages of finalization and implementation:

         TRANSACTION AND CODE SET STANDARDS. The final regulation governing transaction and code set standards was published and was expected to become effective on October 16, 2002. However, on December 27, 2001 the Administrative Simplification Compliance Act (ASCA) was enacted providing for a one-year extension of the date for complying with the HIPAA standard transactions and code set requirements for any covered entity that submits to the Secretary of Health and Human Services a plan on how the entity will come into compliance with the requirements by October 16, 2003. We have submitted such a plan and expect to be in full compliance with the standard transaction and code set requirements by the October 16, 2003 deadline.

         PRIVACY REGULATION. The privacy regulation was published as a final regulation and became effective on April 14, 2001, requiring all covered entities to be fully compliant by April 2003. The final changes to the HIPAA Privacy Rule were published in the Federal Register on August 14, 2002. The April 14, 2003, compliance date was not changed, although the date by which covered entities must have business associate agreements in place has, under certain circumstances, been extended beyond April 2003. We expect to be in full compliance with the privacy regulation by the April 14, 2003 deadline.

         DATA SECURITY. The data security regulation was published as a final regulation on February 20, 2003, with an effective date of April 21, 2003. Full compliance is required two years after the effective date.

         Any material restriction on the ability of healthcare providers and payors to obtain or disseminate health information could adversely affect our business, financial condition, and results of operations. With the release of the final HIPAA Privacy and Security rules, the "protection of individually identifiable healthcare information" becomes a key component of the way we and other covered entities perform our day-to-day business.

PRINCIPAL PRODUCTS AND SERVICES

         ACCORDIS

         Accordis offers hospitals and other healthcare providers Business Office Outsourcing services and Reimbursement services.

         BUSINESS OFFICE OUTSOURCING SERVICES. Our Business Office Outsourcing services encompass all or a portion of the patient accounting activities that make up a healthcare provider's revenue cycle. Such revenue cycle activities may include third-party resource identification and validation, submission of timely and accurate bills to primary and secondary payors, generation of patient statements, response to patient and third-party questions, recovery of payments due, and proper accounting for payments, contractual allowances and write-offs. These services are designed to increase the provider's revenue, improve the proportion of provider gross charges ultimately collected, accelerate cash flow, lower days in accounts receivable, and reduce administrative costs. A client may outsource one or more aspects of its patient accounting processes or may outsource the business office in its entirety, enabling the client to re-deploy staff. In some cases, our services are used by providers who need assistance in managing large backlogs of aged or complex accounts. At the request of a client, we are also able to provide bad debt collection services through a wholly owned subsidiary.

         Our electronic third-party resource identification capability is based on our original service, Retroactive Claims Reprocessing (RCR), through which we use data warehousing and electronic data matching techniques to identify third-party coverage for unpaid accounts. RCR technology generates additional revenue for clients following the completion of their own billing and collection efforts. Today, we offer RCR technology to clients either as a stand-alone service or as a value-added component of the Business Office Outsourcing service.

         REIMBURSEMENT SERVICES. Our Reimbursement services include four related offerings: (1) Medicare Bad Debt Cost Report services, (2) Disproportionate Share services, (3) Medicaid Application services, and (4) Indirect Medical Education billing for Medicare managed care.

         Federal legislation allows a healthcare provider to claim reimbursement from Medicare Part A for coinsurance and deductible amounts that remain uncollected after reasonable collection efforts. Our Medicare Bad Debt Cost Report services assist providers in isolating unpaid Medicare coinsurance and deductible balances that qualify for reimbursement on the Medicare Cost Report.

         Since 1986, Medicare has allowed hospitals serving a disproportionate share of low-income patients to claim additional reimbursement to offset payment shortfalls. Regardless of whether Medicaid paid for the service, the hospital can qualify for reimbursement if the inpatient stay is Medicaid-eligible. Through our Disproportionate Share services, we assist providers in qualifying for maximum reimbursement on the Medicare Cost Report for inpatient services delivered to Medicaid-eligible patients.

         We also provide Medicaid Application services, which assist eligible patients in properly enrolling in public aid, thereby ensuring that providers receive reimbursement for care rendered to such patients.

         Teaching hospitals are permitted to claim supplemental reimbursement from Medicare for Indirect Medical Education (IME) costs associated with inpatient Medicare managed care enrollees. We assist these hospitals in identifying and documenting qualifying amounts.

         HEALTH MANAGEMENT SYSTEMS

         Health Management Systems offers Third Party Liability (TPL) services to governmental agencies that administer healthcare entitlement programs, most notably state Medicaid agencies.

         Established in 1965, the Medicaid program is the payor of last resort for healthcare services required by financially and medically needy individuals. The Medicaid program is administered by individual states, and is jointly funded by the federal and state governments. In the early 1980's, recognizing that state Medicaid agencies were improperly paying amounts for healthcare claims for individuals having some other form of third-party health insurance, the federal government imposed statutory obligations requiring states to take active measures to pursue those liable third parties.

         In 1985, we began to offer TPL services to state Medicaid agencies, as a means of identifying third parties with prior liability for Medicaid claims. Health Management Systems applies proprietary information management and coordination of benefit methodologies in order to identify duplicate payments, overpayments, compliance-related erroneous payments, and other inappropriate payments. We then assist the Medicaid agency in recovering amounts due from liable third parties. This post-payment revenue recovery methodology can be defined as:

         o Identification: We use proprietary software to match Medicaid and other program data files to insurance eligibility files obtained by us from third parties such as Medicare, Commercial Insurers, HMOs, Third Party Administrators, TriCare, and others. This process identifies potential third-party eligibility.

         o Validation: After identification of potential third-party liability, we validate insurance eligibility by verifying coverage for specific benefits. This process is performed by deploying automated electronic transactions and call center representatives.

         o Recovery: When eligibility and coverage are in effect for a specific Medicaid member and related episode of care, we pursue recovery of the Medicaid payment from the liable third-party. Most often we recover from third-parties through direct billing of insurers or disallowance of overpayments to the provider of services. On occasion, we recover payments through negotiated settlements.

         o Cost Avoidance: Upon verification of coverage or payment of claims by liable third-parties, we electronically submit this coverage data to our Medicaid clients. This data is used to avoid paying similar claims for the Medicaid member on a going forward basis.

         Our TPL services also include subrogation services whereby we identify, investigate and recover accident-related medical costs where a casualty insurer (e.g., automobile or property insurance) should pay in lieu of Medicaid, or where a deceased beneficiary's estate should reimburse Medicaid.

         In addition to our TPL services described above, we also offer the following services:

         MEDICAL SUPPORT ENFORCEMENT (MSE). Comprehensive medical support services that assist state Medicaid and Child Support Enforcement agencies identify health plan coverage available to children through their non-custodial or custodial parents including assistance with enrollment.

         REVENUE MAXIMIZATION. Helping ensure that states receive the full amount of federal health and human service funding to which they are entitled.

         GLOBAL HEALTH INFORMATION SYSTEM (GHIS OR GLOBAL). The GHiS is a comprehensive fully integrated suite of software modules designed to meet the specific needs of public health care organizations and community health clinics. The software includes a full suite of modules from Registration through Case Management. We also offer training and client directed customization services in connection with GHiS.

CUSTOMERS

         Accordis' clients are public, voluntary and for-profit acute care hospitals and associated clinics, large physician practices, skilled nursing facilities, and emergency medical transport agencies. Among Accordis' clients are the nation's three largest public health systems. We engage in both multi-year and short-term engagements with our clients and substantially all of the engagements provide for contingent fees calculated as a percentage of the amounts recovered or collected for the client.

         Health Management Systems' clients primarily consist of state health and human services agencies and county and municipal governments. Contracts are typically awarded for one- to five-year terms, and provide for contingent fees calculated as a percentage of the amounts recovered for the client. We have contracts with 21 different states.

         Our largest client is the Los Angeles County Department of Health Services in California. This client accounted for 14%, 12%, 7% and 11% of our total revenue in the fiscal years ended December 31, 2002 and 2001, the two months ended December 31, 2000 and the fiscal year ended October 31, 2000, respectively. The loss of this customer would have a material adverse effect on Accordis and HMS Holdings Corp. We provide Los Angeles County (or designated facilities within Los Angeles County) with, among other services, secondary third-party resource identification and recovery services, commercial insurance billing services, Medi-Cal billing and follow-up services, and financial management and consulting services relating to both inpatient and outpatient accounts. Either party may terminate the agreement with or without cause upon 30 days written notice, except that financial management and consulting services require 90 days written notice of termination. We provide services to this client pursuant to a contract awarded in June 1999 for a one-year period with three annual automatic renewals through June 2003. Although we cannot be assured that the contract will be renewed after June 2003, we have been providing services to this client for more than 20 years.

         The clients constituting our ten largest clients change periodically. The concentration of revenue in such accounts was 56%, 51%, 57% and 51% of our revenue in the fiscal years ended December 31, 2002 and 2001, the two months ended December 31, 2000 and the fiscal year ended October 31, 2000, respectively. In many instances, we provide our services pursuant to agreements subject to competitive re-procurement. All of these agreements expire between 2003 and 2007. We cannot be assured that any of these agreements will be renewed and, if renewed, that the fee rates will be equal to those currently in effect.

MARKET TRENDS/OPPORTUNITIES

         ACCORDIS

         A number of factors are forcing healthcare providers to manage their patient accounts more efficiently. Although the aggregate Medicare and Medicaid funding received by hospitals may be growing, federal and state healthcare cost control initiatives are acting to reduce the proportion of Medicare- and Medicaid-classified hospital charges that are reimbursed by government sources. The coordination of benefits associated with ongoing changes to the eligibility for, and coverage available under, governmental, managed care, and commercial insurance programs is increasingly complex. The rising underinsured and uninsured populations pose a significant challenge especially to public hospitals, which comprise a considerable portion of our client base. As providers deliver increasingly more services in outpatient settings, their accounts receivable portfolios have become skewed toward high volume, low balance accounts, creating significantly more work for the business office staff. With the increasing complexity of the healthcare reimbursement environment and shortages of qualified labor in many areas, it is more and more difficult for an individual provider institution to maintain in-house the expertise required to operate patient accounting functions. As a result of these pressures, and as well to reduce cost, providers are now engaging outside help at an earlier stage in the revenue cycle and are seeking help in executing more of the functions of their business offices. A number have entirely outsourced the management of their patient accounting functions, as they seek to focus limited management and financial resources on the delivery of patient care.

         We offer providers a cost-effective outsourcing alternative by virtue of our specialized workforce, through which we offer business office expertise, facility with patient accounting technology-based tools, extensive knowledge of federal, state, and local health regulations and experience in dealing with government agencies, commercial insurance companies, and others involved in administering medical assistance or insurance programs.

         HEALTH MANAGEMENT SYSTEMS

         The payor revenue services market is defined by a broad body of federal legislation related to healthcare entitlement programs such as Medicare, Medicaid, and programs administered by the Veterans' Administration, the Department of Defense and the Public Health Service. Three factors drive the financial characteristics of the market: (1) the hierarchy of programs and payors, (2) the shared funding of programs between federal and state governments (varying by state and program), and (3) the funding mechanism -- the governmental budget and appropriations process.

         According to the U.S. Department of Health and Human Services (HHS) budget for fiscal year 2004, the federal government will spend $442 billion on HHS health programs, e.g. Medicaid, Medicare, and State Children's Health Insurance Program (SCHIP).

         The most significant driver of Health Management Systems' business is the Medicaid program. By the program's design, more people enroll in the program when the economy weakens, thereby increasing Medicaid expenditures. In most states, the Medicaid program is the second largest budget component. Medicaid spending is expected to increase over 10% in fiscal year 2003. Furthermore, current estimates show that state and federal Medicaid expenditures will exceed $300 billion in fiscal year 2004. Portions of the Medicaid program, which give rise to TPL activity, are growing faster, such as nursing home care, community-based long-term care, and payments to health plans. Outpatient prescription drugs are presently the fastest growing service category under Medicaid, with estimated expenditure growth of approximately 15% in fiscal year 2004.

         The National Association of State Budget Officers (NASBO) has reported that state surveys project aggregate shortfalls of approximately $30 billion for fiscal year 2003 and $80 billion for fiscal year 2004. This budget shortfall and the rise in Medicaid expenditures continue to create a market demand for our services.

COMPETITION

         ACCORDIS

         Accordis competes with the many regional and local companies that provide accounts receivable management services, with large computer software and systems vendors that provide healthcare business office outsourcing services (e.g., the SMS division of Seimens, Electronic Data Systems Corporation, and the HBOC division of McKesson), with medium to large healthcare services companies (e.g., Advanced Receivables Strategy, Inc., a Perot Systems company), national collections companies (e.g., Outsourcing Solutions, Inc. and NCO Group, Inc.), and large consulting and public accounting firms (e.g. Cap Gemini, PricewaterhouseCoopers).

         We compete on the basis of our proprietary technology and systems, healthcare business office and payor program expertise, existing relationships, long-standing reputation in the provider market segment, and pricing. We also believe that no single competitor competes on a national basis across the full range of services we offer.

         HEALTH MANAGEMENT SYSTEMS

         Health Management Systems targets federal and state healthcare agencies, and Medicaid managed care organizations. We compete primarily with Public Consulting Group, with large national public accounting firms, and with small regional firms specializing in one or more specific areas of TPL services. We compete on the basis of our dominant position in the TPL marketplace, our extensive data network, our proprietary systems, historically high recovery rates, and pricing.

BUSINESS STRATEGY

         ACCORDIS

         The Accordis business strategy is to offer hospitals and other healthcare providers a comprehensive outsourcing solution for their business office requirements. These Business Office Outsourcing services have been designed to capitalize on our extensive knowledge of federal, state, and local healthcare regulations and the healthcare business office, our experience in dealing with third-party payors, our information processing capabilities, and our specialized workforce. We distinguish our services from those offered by other vendors via our proprietary technology, our capacity to craft custom solutions, the business office and third-party claiming environment expertise of our staff, and our substantial installed reference base. Additionally, our proprietary on-line information processing network, called "AccessLine," enables us to consolidate account information for each patient, enhance account data obtained from clients through electronic links to external databases, generate claims to third parties, and organize account information in a format that facilitates cost-effective processing and recovery activities. AccessLine terminals placed onsite provide the client with instant access to individual account status.

         Our growth strategy has several elements, including:

                  PROCUREMENT OF CONTRACTS FOR HEALTHCARE SYSTEMS. We intend to direct sales and marketing efforts towards large hospital systems comprising multiple facilities in multiple states as a means of accelerating market penetration, increasing the cost-effectiveness of our services, and positioning us as a premier provider of business office services.

                  EXPANSION TO FULL OUTSOURCING. We will continue to extend our engagements to encompass total business office outsourcing, helping providers to increase cash collections, accelerate cash flow, and reduce costs.

                  FURTHER DEVELOPMENT OF EXISTING CLIENTS. In many cases, we provide limited services to a client and may be one of several companies providing such services. Consequently, we believe we have significant opportunities to expand the scope of services provided to such clients.

                  DEVELOPMENT OF EXPANDED SERVICES. We intend to use our proprietary technology and regulatory knowledge to offer related but new revenue cycle services designed to increase revenue, accelerate cash flow, lower days in accounts receivable, and reduce costs for healthcare providers.

         HEALTH MANAGEMENT SYSTEMS

         The Health Management Systems business strategy includes the following elements:

                  EXPANDING SERVICE OFFERINGS. Health Management Systems continues to develop new recovery services in collaboration with our state Medicaid clients. We develop data mining-based recovery projects, analyzing Medicaid and Medicare paid claims and eligibility to identify overpayments and opportunities for effective coordination of benefits. We have developed unique electronic interfaces to pharmacy benefit managers, enabling electronic billing and remittance of pharmacy claims.

                  ENHANCING CURRENT PROCESSING. We continually seek new sources of third-party coverage data to increase the yield from our revenue recoveries. These sources may include state wage and tax files, vital statistics files, new hire reports, and the like. We are also enhancing our call center technology and staffing to increase the yield from our recovery efforts, and opened a national service center in Dallas, Texas in late 2002.

                  EXPANDING DISTRIBUTION CAPABILITIES. We have partnered with several "best of breed" organizations to reach prospective clients and offer enhanced services to existing clients. These partners include software, services and consulting organizations, most notably EDS and Maximus.

                  EXPANSION TO FULL OUTSOURCING. We have acquired the knowledge and technical capabilities to fully outsource state TPL operations, and are observing an increased willingness on the part of our clients to move in that direction. State Medicaid agencies have long accepted the practice of Business Process Outsourcing as many have outsourced Medicaid administrative and information systems operations to technology and service vendors such as ACS, EDS, and Unisys.

STRATEGIC REVIEW

         In late fiscal year 2000 we began a strategic examination of our operating businesses and general infrastructure. During the 1990's our business plan focused on growth through mergers with and purchases of several businesses, such that at the beginning of 2001 we were operating two divisions, each containing two business units (or groups). The Revenue Services Division included the Provider Revenue Services Group and the Payor Revenue Services Group. The Software Division included the Decision Support Group and the Payor Systems Group. We were incurring operating losses and had not achieved operational synergies or effective marketing and selling opportunities across our operating units. The strategic review was undertaken to implement a focused business plan, divest non-strategic assets and reduce infrastructure and overhead costs.

DIVESTITURES AND MONETIZATION OF NON-STRATEGIC ASSETS

         As a fundamental element of the strategic review we completed the following divestitures:

         SALE OF EDI BUSINESS. In January 2001 we sold our electronic transaction processing (EDI) business, consisting of substantially all the assets of our wholly owned subsidiary, Quality Medi-Cal Adjudication, Incorporated, and certain assets of our wholly owned subsidiary, Health Receivables Management, Inc. The sale price of $3.0 million resulted in a pre-tax loss of $100,000. This business, which operated in the Provider Revenue Services Group, was a commodity billing service, and we determined the service was more appropriately purchased from specialized external vendors.

         SALE OF CDR BUSINESS. In July 2001, we sold our credit balance audit business through the sale of substantially all the assets of our wholly owned subsidiary, CDR Associates, Inc. The sale price of $3.2 million resulted in a pre-tax gain of $1.7 million. The business was not core to the technology-based third party liability processing business of the Payor Revenue Services Group, and consequently we sought to monetize this non-strategic asset through its sale.

         SALE OF HEALTH CARE MICROSYSTEMS, INC. (HCM). In December 2001 we sold our wholly owned subsidiary, Health Care microsystems, Inc. which operated as our Decision Support Group. The sale price of $9.8 million resulted in a pre-tax gain of $1.9 million. We had originally entered the software business in 1995 through our merger with HCm, a company that furnished microcomputer-based distributed decision support software systems and consulting services to healthcare providers and payors. We determined this business was not critical to our strategy of providing business office outsourcing services and consequently we sought to monetize this non-strategic asset. In 2002, we increased the estimated gain on the disposal of this segment by $300,000, reflecting the favorable resolution of certain operating liabilities. As this business was a separate reportable segment, representing a separate class of customer and major business, its operating results are presented as discontinued operations for all periods presented.

CLOSURE OF PAYOR SYSTEMS GROUP (PSG)

         In 1995, we purchased a 43% equity interest in Health Information Systems Corporation (HISCo). Then in 1997, we purchased the remaining 57% ownership stake, at which time HISCo merged with its sole operating subsidiary, Health Systems Architects, Inc., and was renamed HSA Managed Care Systems, Inc.
(HSA). This entity constituted our Payor Systems Group and furnished various information technology based consulting and other services and software products to managed care organizations. In March 2001 the PSG business received notification from its development partner canceling their participation in our managed care system development initiative. As a consequence, we recognized a restructuring charge of $5.1 million and an asset impairment charge of $3.5 million associated with the PSG business. Later in June 2001, the PSG business received a cancellation notice from its largest customer. In light of these events, we determined to proceed with an orderly closure of PSG by accelerating a wind-down of its remaining operations. In 2002, we received a $2.7 million contract termination fee, which was not included in the disposal estimate. Additionally, in 2002, we reduced the estimated loss on disposal of this segment by $400,000, based on the actual operating results of PSG. As this business was a separate reportable segment, representing a separate class of customer and major business, its operating results are presented as discontinued operations for all periods presented.

         At the end of calendar year 2001, we completed our strategic review and are now organized around two core businesses, Accordis and Health Management Systems, with a business plan focused on growing revenues and operating profitably.

RESTRUCTURING CHARGES, ASSET IMPAIRMENTS, AND OTHER ITEMS

         In addition to the business divestitures and closure discussed above, we incurred several other charges in fiscal year 2001 resulting from the strategic review of our business operations, infrastructure, and management team. In particular:

o In April 2001, we incurred a restructuring charge of $800,000 for facility exit costs and employee severance costs associated with the closure of our Washington, D.C. office.

o Throughout 2001, we incurred $1.4 million in compensation costs for severance and retention bonuses that were paid during the year, resulting from our divestiture efforts and headcount reduction efforts.

o In December 2001, we incurred a restructuring charge of $1.8 million consisting of $500,000 for severance costs associated with reductions in the information technology and facilities maintenance departments, and $1.3 million for facility exit costs associated with a plan to reduce the amount of office space we occupy at our headquarters in New York City. This office space reduction effort culminated in our executing a sublease in January 2003, resulting in an additional restructuring charge of $800,000 in December 2002 for facility exit costs.

o In December 2001, we recognized a charge of $1.3 million for the impairment of goodwill resulting from the 1997 acquisition of the Global business unit. This impairment charge was based on a recoverability analysis which had been triggered by the significant underperformance of the unit relative to the expected historical results and the current projections of future operating results. The impairment charge was measured based on the projected discounted future cash flows from the business unit over the remaining fifteen year amortization period of the goodwill using a discount rate reflective of our cost of funds.

CHANGE IN FISCAL YEAR END

         In October 2001, our Board of Directors approved a change in our fiscal year to December 31st from October 31st. The change was made retroactive to January 1, 2001. As a result of this change, we have presented the transition period of November 1, 2000 to December 31, 2000. All prior fiscal years are presented with an October 31st year-end date.

EMPLOYEES

         As of December 31, 2002, we employed 506 employees. No employees are covered by a collective bargaining agreement or are represented by a labor union. We believe our relations with our employees are good.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         Specific financial information with respect to our industry segments is provided in Note 16, Segment and Geographical Information, of the Notes to Consolidated Financial Statements.

AVAILABLE INFORMATION
         We maintain a website that contains various information about us and our services. It is accessible at www.hmsholdings.com. Through our website, shareholders and the general public may access free of charge (other than any connection charges from internet service providers) filings we make with the Securities and Exchange Commission as soon as practicable after filing. Filing accessibility in this manner includes the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K.

ITEM 2. PROPERTIES

         Our New York City corporate headquarters consists of approximately 81,000 square feet. In addition, as of December 31, 2002, we lease approximately 155,000 square feet of office space in 17 locations throughout the

United States. See Note 15(a) of the Notes to Consolidated Financial Statements for additional information about our lease commitments.


ITEM 3. LEGAL PROCEEDINGS

         (A)      HHL FINANCIAL SERVICES
         On June 28, 1998, eight holders of promissory notes (the Notes) of HHL Financial Services, Inc. (HHL) commenced a lawsuit against us and others in the
Supreme Court of the State of New York, County of Nassau,          alleging
various breaches of fiduciary duty between 1990 and 1996 against HHL (the first cause of action) and that defendants intentionally caused HHL's default under the Notes (the second cause of action). The complaint alleges that the defendants caused HHL to make substantial unjustified payments to us which, ultimately, led to defaults on the Notes and to HHL's filing for Chapter 11 bankruptcy protection in 1997. The plaintiffs are seeking damages in the amount of $2.3 million (for the unpaid notes) plus interest. As a result of motion practice before the Bankruptcy Court, the breach of fiduciary duty claim was dismissed. A motion to dismiss the remaining cause of action, for tortious interference with contract, was denied by the New York Supreme Court, and an appeal was taken. On March 3, 2003, the Appellate Division Second Department affirmed the lower Court's decision holding that the Complaint pleaded a cognizable cause of action for tortious interference. We will now answer the Complaint, and both sides will engage in discovery. We intend to continue our vigorous defense of this lawsuit. Management believes the risk of loss is not probable and accordingly has not recognized any accrued liability for this matter. Although the outcome of this matter cannot be predicted with certainty, we believe that any liability that may result will not, in the aggregate, have a material adverse effect on our financial position or cash flows, although it could be material to our operating results in any one accounting period.

         (B) SUBPOENA FROM THE UNITED STATES ATTORNEY'S OFFICE On January 31, 2003, we announced that we had received a subpoena issued under the Health Insurance Portability and Accountability Act of 1996 from the United States Attorney's Office for the Southern District of New York in connection with an investigation relating to possible Federal health care offenses. The subpoena seeks the production of certain documents from January 1982 to present relating to medical reimbursement claims submitted by us to Medicare, Medicaid and other federal healthcare programs, particularly on behalf of a significant client of Accordis. At this point in the investigation, the United States Attorney's Office has not filed any complaint asserting any violations of law.

         We are cooperating fully with the investigation and are in the process of assembling and producing the documents called for by the subpoena. Our board of directors has appointed a special committee to oversee our response to the investigation.

         We are not able to give any assurances as to the duration or outcome of the investigation or as to the effect that any proceedings that may be brought by the government may have on our financial condition or results of operations. The initiation of proceedings against us, even if we are ultimately successful in defending them, could have a material adverse effect on our business. Over the near term, we anticipate that revenue and expense levels will be adversely affected as management undertakes to comply with the demands of data gathering and review of the matters covered by the subpoena.

         Other legal proceedings to which we are a party, in the opinion of our management, are not expected to have a material adverse effect on our financial position, results of operations, or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A Special Meeting of our Shareholders was held on February 27, 2003. The 13,263,812 shares of common stock present at the meeting out of a total 18,276,274 shares outstanding and entitled to vote, ratified, by a vote of 13,108,035 shares of common stock for, 107,656 shares against and 48,121 shares abstaining, the Agreement and Plan of Merger, pursuant to which each share of Health Management Systems, Inc. common stock was exchanged for common stock of HMS Holdings Corp. and as a result of which HMS Holdings Corp., a New York corporation formed by HMS, became the parent company of HMS.

PART II
-------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Our common stock is included in the NASDAQ-AMEX National Market System (symbol: HMSY). As of the close of business on March 14, 2003, there were approximately 6,000 holders of our common stock, including the individual participants in security position listings. We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Our current intention is to retain earnings to support the future growth of our business.

         The table below summarizes the high and low sales prices per share for our common stock for the periods indicated, as reported on the NASDAQ-AMEX National Market System.

                                                        HIGH         LOW
                                                        ----         ---

Year ended December 31, 2002:
         Quarter ended December 31, 2002                $4.03       $3.00
         Quarter ended September 30, 2002                3.62        2.40
         Quarter ended June 30, 2002                     5.14        2.87
         Quarter ended March 31, 2002                    5.55        2.95

Year ended December 31, 2001:
         Quarter ended December 31, 2001                $3.30       $1.50
         Quarter ended September 30, 2001                2.04        0.91
         Quarter ended June 30, 2001                     2.10        1.15
         Quarter ended March 31, 2001                    1.88        1.13



EQUITY COMPENSATION PLAN INFORMATION

         Information regarding our equity compensation plans, including both shareholder approved plans and non-shareholder approved plans, will be included in our Proxy Statement for the 2003 Annual Meeting of Shareholders, which will be mailed within 120 days after the close of the Company's year ended December 31, 2002, and is hereby incorporated herein by reference to such Proxy Statement.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA (SEE NOTES)
(IN THOUSANDS, EXCEPT  PER SHARE DATA)



                                                                                           YEARS ENDED              TWO MONTHS
                                                    YEAR ENDED    YEAR ENDED               OCTOBER 31,              ENDED
                                                    DECEMBER 31,  DECEMBER 31,  ---------------------------------   DECEMBER 31,
                                                        2002         2001         2000       1999       1998           2000
                                                    ---------------------------------------------------------------------------
Statement of Operations Data:
Revenue:
   Accordis                                           $ 36,331     $ 31,329     $ 42,562     $ 39,195    $ 32,542    $  5,474
   Health Management Systems                            32,283       27,419       22,287       28,755      24,695       3,733
                                                      --------     --------     --------     --------    --------    --------
                                                        68,614       58,748       64,849       67,950      57,237       9,207
Cost of services                                        71,656       76,818       76,520       65,905      56,280      10,895
                                                      --------     --------     --------     --------    --------    --------
   Operating income (loss)                              (3,042)     (18,070)     (11,671)       2,045         957      (1,688)

Gain on sale of assets                                    --          1,605         --           --          --          --
Net interest and net other income                          517          667        1,024        1,206       1,675         138
                                                      --------     --------     --------     --------    --------    --------
   Income (loss) from continuing operations
     before income taxes and cumulative
     effect of change in accounting principle           (2,525)     (15,798)     (10,647)       3,251       2,632      (1,550)
Income tax expense (benefit)                              --           --         (4,530)       1,149       1,023        (642)
                                                      --------     --------     --------     --------    --------    --------
   Income (loss) from continuing operations
     before cumulative effect of change in
     accounting principle                               (2,525)     (15,798)      (6,117)       2,102       1,609        (908)
Discontinued operations:
   Income (loss) from discontinued operations, net        --         (5,053)       2,656        5,381       4,479         (35)
   Estimated gain (loss) on disposal of
     discontinued operations, net                        3,460         (200)        --           --          --          --
   Gain on sale of discontinued operations, net           --          1,587         --           --          --          --
                                                      --------     --------     --------     --------    --------    --------
       Discontinued operations                           3,460       (3,666)       2,656        5,381       4,479         (35)
           Income (loss) before cumulative effect
              of change in accounting principle            935      (19,464)      (3,461)       7,483       6,088        (943)
Cumulative effect of change in accounting
   principle, net of tax benefit                          --           --        (21,965)        --          --          --
                                                      --------     --------     --------     --------    --------    --------
       Net income (loss)                              $    935     $(19,464)    $(25,426)    $  7,483    $  6,088    $   (943)
                                                      ========     ========     ========     ========    ========    ========

PER COMMON SHARE DATA:
Basic and diluted income (loss) per share:
   From continuing operations                         $  (0.14)    $  (0.88)    $  (0.35)    $   0.12    $   0.09    $  (0.05)
   From discontinued operations                           0.19        (0.21)        0.15         0.31        0.25        --
   From change in accounting principle                    --           --          (1.26)        --          --          --
                                                      --------     --------     --------      -------    --------    --------
     Total                                            $   0.05     $  (1.09)    $  (1.46)    $   0.43    $   0.34    $  (0.05)
                                                      ========     ========     ========     ========    ========    ========
Weighted average common shares                          18,199       17,857       17,467       17,357      17,833      17,252
                                                      --------     --------     --------     --------    --------    --------

                                                                                           OCTOBER 31,
                                                    DECEMBER 31,  DECEMBER 31,  ---------------------------------   DECEMBER 31,
                                                        2002         2001         2000       1999       1998           2000
                                                    ---------------------------------------------------------------------------
Balance Sheet Data:
Cash and short-term investments                       $ 25,282     $ 25,042     $ 16,740     $ 33,817    $ 28,402    $ 13,574
Working capital                                         28,625       26,238       30,562       58,437      56,703      29,055
Total assets                                            61,666       60,394       79,563      123,367     102,936      75,637
Shareholders' equity                                    47,768       45,781       65,598       91,232      83,269      64,673

NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

o Included in each respective year's amounts are the revenue and costs associated with the following acquisitions, accounted for using the purchase method of accounting : HRM acquired June 1999.

o Regarding Restructuring Costs and Other Charges, see Notes 13 and 14 of the Notes to Consolidated Financial Statements.

o After analyzing the SEC's "Frequently Asked Questions and Answers" bulletin released on October 12, 2000 pertaining to Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
         101), we elected early adoption for our fiscal year ended October 31, 2000, implementing a change in accounting in regard to revenue generated from clients seeking reimbursement from third-party payors where our fees are contingent upon the client's collections from third parties. As of November 1, 1999, we recognized revenue pertaining to such clients once the third-party payor remitted payment to its client. The change reduced revenue by $3.0 million and increased net loss by $503,000 for fiscal year 2000, excluding the cumulative effect of the change. The cumulative effect pertaining to this change as of the beginning of our fiscal year 2000 was $22.0 million, net of tax benefit. See Note 12 of the Notes to Consolidated Financial Statements.

o Discontinued Operations. In fiscal year 2001, we sold Health Care microsystems, Inc. which operated as our Decision Support Group, and implemented a formal plan to close the Payor Systems Group through an orderly wind-down of its operations. As these two businesses were previously presented as separate reportable segments and represented separate classes of customers and major businesses, the operating results are presented as discontinued operations for all periods presented. See Note 14 of the Notes to Consolidated Financial Statements.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

         REVENUE RECOGNITION. We principally recognize revenue for our service offerings when third party payors remit payment to the Company's customers. This policy is in effect because our fees are principally contingent upon our customers' collections from third parties. Under this revenue recognition policy, our operating results may vary significantly from quarter to quarter due to the timing of such collections by our customers and the fact that a significant portion of our operating expenses are fixed.

         ACCOUNTING FOR INCOME TAXES. We have generated net operating losses for tax purposes each of the last four years. These losses generated cumulative federal net operating loss carryforwards of $25 million as of December 31, 2002. In addition, due to our restructuring efforts certain charges written off in the current year are not currently deductible for income tax purposes. These differences result in gross deferred tax assets. We must assess the likelihood that the gross deferred tax assets, net of any deferred tax liabilities, will be recovered from future taxable income and to the extent we believe the recovery is not likely, we have established a valuation allowance.

         Significant management judgment is required in determining this valuation allowance. We have recorded a valuation allowance of $8.5 million as of December 31, 2002, due to uncertainties related to our ability to utilize some of our net deferred tax assets, primarily consisting of certain net operating loss carryforwards before they expire. The valuation allowance is based on our estimate of taxable income and the period over which the net deferred tax assets will be recoverable. In the event that these estimates differ or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

         Conversely, if we are profitable in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the net deferred tax assets, for which a valuation is currently provided, we would record the estimated net realizable value of the net deferred tax asset at that time and would then provide income taxes at a rate equal to our combined federal and state effective rate of approximately 42%.

         The net deferred tax asset as of December 31, 2002 was $8.9 million, net of a valuation allowance of $8.5 million.

         VALUATION OF LONG LIVED AND INTANGIBLE ASSETS AND GOODWILL. Goodwill, representing the excess of acquisition costs over the fair value of net assets of acquired businesses, is not amortized but is reviewed for impairment at least annually and written down only in the periods in which it is determined that the recorded value is greater than the fair value. For the purposes of performing this impairment test, our business segments are our reporting units. The fair values of those reporting units, to which goodwill has been assigned, is compared with their recorded values. If recorded values are less than the fair values, no impairment is indicated. Goodwill acquired in business combinations completed before July 1, 2001 had been amortized through December 31, 2001 on a straight-line basis over a period of ten to forty years.

         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

         o Significant underperformance relative to expected historical or projected future operating results;

         o Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

         o   Significant negative industry or economic trends;

         o   Significant decline in our stock price for a sustained period; and

         o   Our market capitalization relative to net book value.

         We determine the recoverability of the carrying value of our long-lived assets based on a projection of the estimated undiscounted future net cash flows expected to result from the use of the asset. When we determine that the carrying value of long-lived assets may not be recoverable, we measure any impairment by comparing the carrying amount of the asset with the fair value of the asset. For identifiable intangibles we determine fair value based on a projected discounted cash flow method using a discount rate reflective of our cost of funds.

         In 2002, Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we ceased to amortize approximately $8.4 million of goodwill which would have resulted in approximately $267,000 of amortization in 2002. No impairment loss resulted from the initial goodwill impairment test, or from the annual impairment test that was performed during 2002.

         ESTIMATING VALUATION ALLOWANCES AND ACCRUED LIABILITIES, SUCH AS BAD DEBTS, AND RESTRUCTURING CHARGES. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, management must make estimates of the uncollectability of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The accounts receivable balance was $15.3 million, net of allowance for doubtful accounts of $3.4 million as of December 31, 2002.

         Management has estimated a certain amount of charges as of December 31, 2002 related to restructuring activities. We have recorded an estimated liability based on a reasonable assessment of the probable costs to be incurred. As additional information becomes available in 2003, we may revise the estimates. Such revisions in estimates of the potential restructuring liabilities could materially impact the results of operation and financial position.

         DISCONTINUED OPERATIONS. The accompanying financial statements are prepared using discontinued operations accounting for our discontinued Decision Support Group (DSG) and Payor Systems Group (PSG) businesses. Under discontinued operations accounting, amounts are accrued for estimates of our expected liabilities related to discontinued operations through their eventual discharge. The DSG business was sold in December 2001. At December 31, 2001, the PSG business's remaining liabilities principally consisted of lease termination and related facility costs, and employee severance expenses. At December 31, 2002, substantially all liabilities have been liquidated and any adjustments related to costs to be incurred during the close down or losses from operations, have been reflected in the 2002 estimated gain on disposal of discontinued operations. In the event that any liabilities should arise from these discontinued operations, there could be a material impact on our financial position and results of operations.

         The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. There are also areas in which the audited consolidated financial statements and notes thereto included in this Form 10-K contain accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

STRATEGIC REVIEW

         In late fiscal year 2000 we began a strategic examination of our operating businesses and general infrastructure. During the 1990's our business plan focused on growth through mergers with and purchases of several businesses, such that at the beginning of 2001 we were operating two divisions, each containing two business units (or groups). The Revenue Services Division included the Provider Revenue Services Group and the Payor Revenue Services Group. The Software Division included the Decision Support Group and the Payor Systems Group. We were incurring operating losses and had not achieved operational synergies or effective marketing and selling opportunities across our operating units. The strategic review was undertaken to implement a focused business plan, divest non-strategic assets and reduce infrastructure and overhead costs.

DIVESTITURES AND MONETIZATION OF NON-STRATEGIC ASSETS

         As a fundamental element of the strategic review we completed the following divestitures:

         SALE OF EDI BUSINESS. In January 2001 we sold our electronic transaction processing (EDI) business, consisting of substantially all the assets of our wholly owned subsidiary, Quality Medi-Cal Adjudication, Incorporated, and certain assets of its wholly owned subsidiary, Health Receivables Management, Inc. The sale price of $3.0 million resulted in a pre-tax loss of $100,000. This business, which operated in the Provider Revenue Services Group, was a commodity billing service, and we determined the service was more appropriately purchased from specialized external vendors.

         SALE OF CDR BUSINESS. In July 2001 we sold our credit balance audit business through the sale of substantially all the assets of our wholly owned subsidiary, CDR Associates, Inc. The sale price of $3.2 million resulted in pre-tax gain of $1.7 million. The business was not core to the technology-based third party liability processing business of the Payor Revenue Services Group, and consequently we sought to monetize this non-strategic asset through its sale.

         SALE OF HEALTH CARE MICROSYSTEMS, INC. In December 2001 we sold our wholly owned subsidiary, Health Care microsystems, Inc. which operated as our Decision Support Group. The sale price of $9.8 million resulted in a pre-tax gain of $1.9 million. We had originally entered the software business in 1995 through our merger with HCm, a company that furnished microcomputer-based distributed decision support software systems and consulting services, to healthcare providers and payors. We determined this business was not critical to our strategy of providing business office outsourcing services. In 2002, we increased the estimated gain on the disposal of this segment by $300,000, reflecting the favorable resolution of certain operating liabilities. As this business was a separate reportable segment, representing a separate class of customer and major business, its operating results are presented as discontinued operations for all periods presented.

CLOSURE OF PAYOR SYSTEMS GROUP (PSG)

         Our Payor Systems Group, which consisted of Health Information Systems Corporation and its sole operating subsidiary, Health Systems Architects, Inc., furnished various information technology based consulting and other services, and software products to managed care organizations. In March 2001 the PSG business received notification from its development partner, canceling their participation in our managed care system development initiative. As a consequence, we recognized a restructuring charge of $5.1 million and an asset impairment charge of $3.5 million associated with the PSG business. Later in June 2001 the PSG business received a cancellation notice from its largest customer. In light of these events, we determined to proceed with an orderly closure of PSG by accelerating a wind-down of its remaining operations. In 2002, we received a $2.7 million contract termination fee, which was not included in the disposal estimate. Additionally, in 2002, we reduced the estimated loss on disposal of this segment by $400,000, based on the actual operating results of PSG. As this business was a separate reportable segment, representing a separate class of customer and major business, its operating results are presented as discontinued operations for all periods presented.

         At the end of calendar year 2001, we completed our strategic review and are now organized around two core businesses, Accordis and Health Management Systems, with a business plan focused on growing revenues and reaching profitability.

RESTRUCTURING CHARGES, ASSET IMPAIRMENTS, AND OTHER ITEMS

         In addition to the business divestitures and closure discussed above we incurred several other charges in fiscal year 2001 resulting from the strategic review of our business operations, infrastructure, and management team. In particular:

o In April 2001, we incurred a restructuring charge of $800,000 for facility exit costs and employee severance costs associated with the closure of our Washington, D.C. office.

o Throughout 2001 we incurred $1.4 million in compensation costs for severance and retention bonuses that were paid during the year, resulting from our divestiture efforts and headcount reduction efforts.

o In December 2001, we incurred a restructuring charge of $1.8 million consisting of $500,000 for severance costs associated with reductions in the information technology and facilities maintenance departments, and $1.3 million for facility exit costs associated with a plan to reduce the amount of office space we occupy at our headquarters in New York City. This office space reduction effort culminated in our executing a sublease in January 2003, resulting in an additional restructuring charge of $800,000 in December 2002 for facility exit costs.

o In December 2001, we recognized a charge of $1.3 million for the impairment of goodwill resulting from the 1997 acquisition of the Global business unit. This impairment charge was based on a recoverability analysis which had been triggered by the significant underperformance of the unit relative to the expected historical results and the current projections of future operating results. The impairment charge was measured based on the projected discounted future cash flows from the business unit over the remaining fifteen year amortization period of the goodwill using a discount rate reflective of our cost of funds.

YEARS ENDED DECEMBER 31, 2002 AND 2001

         The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Operations expressed as a percentage of revenue:

                                                          2002           2001
                                                       ----------     ---------

Revenue                                                  100.0%         100.0%
Cost of services:
   Compensation                                           55.1%          57.5%
   Data processing                                         8.9%          15.8%
   Occupancy                                               9.0%          11.1%
   Direct project costs                                   14.8%          16.3%
   Other operating costs                                  15.3%          23.3%
   Restructuring costs                                     1.3%           3.9%
   Impairment of assets                                   --              2.3%
   Amortization of intangibles                            --              0.6%
                                                       -------        -------
Total cost of services                                   104.4%         130.8%
                                                       -------        -------
Operating loss                                            (4.4)%        (30.8)%
Gain on sale of assets                                    --              2.8%
Net interest income                                        0.8%           1.1%
                                                       -------        -------
Loss from continuing operations before income taxes       (3.6)%        (26.9)%
Income tax expense (benefit)                              --             --
                                                       -------        -------
Loss from continuing operations                           (3.6)%        (26.9)%
Net income (loss) from discontinued operations             5.0%          (6.2)%
                                                       -------        -------
Net income (loss)                                          1.4%         (33.1)%
                                                       =======        =======


         Revenue for the year ended December 31, 2002 was $68.6 million, an increase of $9.9 million or 16.8% compared to revenue of $58.7 million in the prior fiscal year ended December 31, 2001.

         Health Management Systems, which provides third party liability identification and recovery services to state Medicaid agencies, generated revenue of $32.3 million in 2002, a $4.9 million or 17.7% increase over the prior year revenue of $27.4 million. This increase primarily reflected $3.6 million of revenue during the current year from five new state clients, including a contract re-award with an expanded scope of services. In addition, revenue increased by $2.7 million across the comparable client base reflecting specific non-recurring revenue opportunities with certain clients based on their particular needs, differences in the timing of when client projects were completed in the current year compared with the prior year, and changes in the volume, yields and scope of client projects. These non-recurring revenue opportunities are generally situations where we have an opportunity to earn additional revenue from a client which we do not expect will recur in the current year or which did not exist in the prior year. These increases were partially offset by a $1.4 million decrease in revenue resulting from the sale of the business of our former CDR Associates subsidiary in July 2001.

         Accordis, which provides outsourced business office services for hospitals, generated revenue of $36.3 million in 2002, a $5.0 million or 16% increase from the prior year revenue of $31.3 million. This increase primarily consisted of $3.2 million of revenue from 19 new customers since the prior year period, and a $2.5 million increase with three customers resulting from an expansion in the scope of services provided. In addition, revenue increased by $2.7 million across the comparable client base reflecting specific non-recurring revenue opportunities with certain clients based on their particular needs, differences in the timing of when client projects were completed in the current year compared with the prior year, and changes in the volume and yields of client projects. These increases were partially offset by a decrease in revenue of $3.4 million associated with 17 terminated or inactive customer relationships.

         Operating expenses as a percentage of revenue were 104.4% in the current year compared to 130.8% in the prior year and for 2002 were $71.7 million, a decrease of $5.2 million, or 6.7%, compared to prior year operating expenses of $76.8 million. Operating expenses in 2002 included a $900,000 restructuring charge and, as discussed in more detail below, 2001 operating expenses were adversely impacted by several non-recurring charges, restructuring costs, asset impairments, write-offs and higher service development initiatives.

         Compensation expense as a percentage of revenue was 55.1% in the current year compared to 57.5% in the prior year and for 2002 was $37.8 million, an increase of $4.0 million, or 11.9% from the prior year period expense of $33.8 million. This increase resulted from an increase in staff, reflective of the growth in revenues and general increases in compensation rates, partially offset by a decrease of $1.2 million from the sale of the business of our former CDR Associates subsidiary in July 2001. At December 31, 2002, we had 506 employees, compared to 433 employees at December 31, 2001.

         Data processing expense as a percentage of revenue was 8.9% in the current fiscal year compared to 15.8% in the prior fiscal year and for 2002 was $6.1 million, a decrease of $3.2 million or 34.4% compared to the prior year expense of $9.3 million. The prior year costs included: (a) a charge of $1.4 million associated with the write-off of an internally developed software initiative based on our assessment of the project's future prospects, (b) a related charge of $1.5 million for external software commitments which had been integral to the same project but were no longer of value to us, and (c) a charge of $300,000 for two unrelated software assets that were no longer in use. Partially offsetting these decreases was a current year charge of $600,000 for the disposal and impairment of hardware and software items resulting from the termination of an unrelated service initiative.

         Occupancy expense as a percentage of revenue was 9.0% in the current year compared to 11.1% in the prior year and for 2002 was $6.1 million, a decrease of $400,000 or 5.5% from the prior year expense of $6.5 million. This decrease was principally due to reductions in utilities, services and other expenses generally as a result of prior year reductions in space.

         Direct project expense as a percentage of revenue was 14.8% in the current year compared to 16.3% in the prior year and for 2002 was $10.2 million, an increase of $600,000 or 6% from the prior fiscal year expense of $9.6 million. This increase reflects an $800,000 increase in expense related to Accordis, and a $200,000 decrease in expense related to Health Management Systems. The Accordis increase was principally due to increased expenses associated with a 16% increase in revenue. The decrease related to Health Management Systems reflects a $600,000 reduction in marketing partner expenses partially offset by increased expenses associated with a 17.7% increase in revenues.

         Other operating expenses as a percentage of revenue were 15.3% in the current year compared to 23.3% in the prior year and for 2002 were $10.5 million, a decrease of $3.2 million or 23.1% compared to the prior year expense of $13.7 million. Consulting and professional fees including related travel costs decreased by $500,000, from $5.5 million in 2001 to $5.0 million in 2002, principally due to two service development and system enhancement and reconfiguration activities that were terminated in the second quarter of 2002. During 2001, we recognized bad debt expense of $2.7 million related to a receivable due from the District of Columbia. See Note 3 of the Notes to Consolidated Financial Statements.

         Restructuring costs as a percentage of revenue were 1.3% in the current year compared to 3.9% in the prior year and in 2002 were $900,000, a decrease of $1.4 million from 2001. Restructuring costs in 2001 reflect the net of: (1) a total charge of $1.8 million in December 2001, consisting of $1.3 million for facility exit costs to vacate one floor at our headquarters in New York City, and $500,000 for severance costs associated with reductions in the information technology and facilities maintenance departments, (2) a net charge of $800,000 for facility exit costs and employee termination costs associated with the closure of our Washington, D.C. office in March 2001, and (3) in October 2001, a $300,000 reduction to the restructuring charge incurred in October 2000 associated with a facility consolidation initiative that was subsequently not undertaken. Restructuring costs in 2002 reflect: (1) an additional $800,000 restructuring charge associated with reducing the amount of office space we occupy at our headquarters in

New York City based on an executed sublease and (2) an additional $100,000 in facility exit costs associated with the closure of our Washington, D.C. office.

         In December 2001, we recognized an impairment of assets charge of $1.3 million for the full impairment of goodwill which arose from our 1997 acquisition of Global's computerized medical record based processing system business. The impairment charge was measured based on the projected discounted future cash flows from the business unit over the remaining 15 year amortization period of the goodwill using a discount rate reflective of our cost of funds.

         Operating loss for the year ended December 31, 2002 was $3.0 million compared to $18.1 million for the prior year. The Accordis operating loss was $7.6 million for the year ended December 31, 2002 compared to an operating loss of $14.6 million in the prior year. Health Management Systems had an operating profit of $4.6 million for the year ended December 31, 2002 compared to an operating loss of $3.5 million in the prior year. The decrease in the Accordis operating loss largely reflects several non-recurring items in 2001 including $3.2 million in data processing charges associated with a specific internal development initiative as discussed above, and the $2.7 million bad debt charge related to a receivable from the District of Columbia. The return of Health Management Systems to operating profitability largely reflects the increase in revenue discussed above, and the prior year reflecting non-recurring charges including a $1.3 million goodwill impairment charge for the Global business and the $800,000 restructuring charge associated with closing the Washington D.C. office.

         In 2001, we recognized a net gain on sale of assets of $1.6 million from the sale of the EDI business in January 2001 and the CDR business in July 2001. The sale of the EDI business resulted in a loss of $100,000 on a sale price of $2.8 million; the sale of the CDR business resulted in a gain of $1.7 million on a sale price of $3.2 million.

         In 2002 and 2001, we did not recognize any income tax benefit against our losses from continuing operations or the net income (losses) from discontinued operations, but did recognize in 2001 a current income tax expense of $312,000 from the gain on sale of HCm. This absence of an income tax benefit in 2001 reflects an increase in our valuation allowance for the recovery of our net deferred income tax assets. We have incurred significant taxable losses the last several years. Most of our deferred income tax assets are in the form of net operating loss carryforwards. A recoverability analysis was performed based on our recent taxable loss history and projections of future taxable operating results.

         Net interest income of $500,000 in fiscal year 2002 compared with $700,000 in the prior year reflects a shift to shorter term investments and a reduction in market interest rates.

         Loss from continuing operations was $2.5 million in the current year compared with a loss of $15.8 million in the prior year. The $13.3 million reduction in loss largely reflects the reduction of non-recurring charges, restructuring charges, asset impairments and asset write-offs during the current fiscal year discussed above.

DISCONTINUED OPERATIONS

         As more fully discussed in Item 1 and Note 1(b) of the Notes to Consolidated Financial Statements, we reported the results of our Payor Systems Group (PSG) and Decision Support Group (DSG) as discontinued operations for all periods presented. Income from discontinued operations in 2002 of $3.5 million was principally attributable to (1) a $2.7 million contract termination fee which was not included in the original loss on disposal estimate for PSG, (2) a reduction in the estimated loss on disposal of PSG of $448,000 based on actual operating results, and (3) $311,000 resulting from the favorable resolution of certain operating liabilities. Loss from discontinued operations for fiscal year 2001 was $3.7 million. The year 2001 loss from discontinued operations reflects a restructuring charge of $5.1 million and an asset impairment charge of $4.6 million incurred in the PSG business during April 2001, upon the loss of its development partner. The restructuring charge related to the write-off of the subject development initiative and related employee terminations and facility exit costs. The asset impairment charge related to the write-off of goodwill and other intangibles resulting from our prior acquisition of the PSG business. We determined to close PSG in July 2001, and the estimated loss on disposal of $200,000 represents the anticipated loss during the wind-down period. We sold our wholly owned subsidiary, Health Care microsystems, Inc., which had operated as DSG, in December 2001, recognizing a gain, after income tax expense, of $1.6 million on a sale price of $9.8 million. Thus, net loss on discontinued operations was $3.7 million in 2001.

CHANGE IN FISCAL YEAR END

         In October 2001, our Board of Directors approved a change in our fiscal year to December 31st from October 31st. The change was made retroactive to January 1, 2001. As a result of this change, we have presented the transition period of November 1, 2000 to December 31, 2000. All prior fiscal years are presented with an October 31st year-end date. Consequently, in the following discussions of results of operations, we compare the December 31, 2001 results with the prior year October 31, 2000 results.

YEAR ENDED DECEMBER 31, 2001 AND FISCAL YEAR ENDED OCTOBER 31, 2000

         CONTINUING OPERATIONS:

         The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Operations expressed as a percentage of revenue:

                                                               2001       2000
                                                              ------     ------

Revenue                                                       100.0%     100.0%
Cost of services:
   Compensation                                                57.5%      58.1%
   Data processing                                             15.8%      11.1%
   Occupancy                                                   11.1%      12.0%
   Direct project costs                                        16.3%      15.3%
   Other operating costs                                       23.3%      15.5%
   Restructuring costs                                          3.9%       1.3%
   Impairment of assets                                         2.3%        --
   Other charges                                                 --        4.1%
   Amortization of intangibles                                  0.6%       0.6%
                                                            -------    -------
Total cost of services                                        130.8%     117.6%
                                                            -------    -------
Operating loss                                                (30.8)%    (18.0)%
Gain on sale of assets                                          2.8%       --
Net interest income                                             1.1%       1.6%
                                                            -------    -------
Loss from continuing operations before income taxes
   and cumulative effect of change in accounting principle    (26.9)%    (16.4)%
Income tax benefit                                              --        (7.0)%
                                                            -------    -------
Loss from continuing operations before cumulative
    effect of change in accounting principle                  (26.9)%     (9.4)%
Net income (loss) from discontinued operations                 (6.2)%      4.1%
                                                            -------    -------
Loss before cumulative effect of change in
   accounting principle                                       (33.1)%     (5.3)%
Cumulative effect of change in accounting principle, net of
   tax benefit                                                  --       (33.9)%
                                                            -------    -------
Net loss                                                      (33.1)%    (39.2)%
                                                            =======    =======

         Revenue for the fiscal year ended December 31, 2001 was $58.7 million, a decrease of $6.1 million or 9.4% compared to revenue of $64.8 million in the prior fiscal year ended October 31, 2000.

         Health Management Systems, which provides third party liability identification and recovery services to state Medicaid agencies, generated revenue of $27.4 million in 2001, a $5.1 million or 23% increase over the prior year revenue of $22.3 million. This increase reflected: (1) $5.3 million in additional revenue from expanded services for four existing clients, (2) $1.8 million in new revenue from initiation of services for one new client, and (3) other revenue from expansion of services with several other clients. These increases were partly offset by a decrease of $1.4 million resulting from the termination of one client relationship and another $1.4 million decrease reflecting a reduction in service revenues with another existing client. The sale of the CDR business had a negligible impact on revenues, as the sold business still functions as a subcontractor to us.

         Accordis, which outsources accounts receivable management services for hospitals, generated revenue of $31.3 million in 2001, an $11.3 million or 26.5% decrease from the prior year revenue of $42.6 million. This decrease consisted of: (1) a $4.6 million reduction resulting from the sale of our EDI business at the start of the fiscal year, (2) a $4.0 million decrease related to the termination of one client relationship, and (3) a $2.0 million reduction resulting from a non-recurring one-time revenue opportunity with a client in the prior fiscal year.

         Operating expenses as a percentage of revenue were 130.8% in 2001 compared to 117.6% in the prior fiscal year and for 2001 were $76.8 million, an increase of $300,000, or less than 1%, compared to prior year operating expenses of $76.5 million. On a comparative basis, 2001 included a half year of operating expenses for the CDR business that was sold in July 2001, while the prior year included a full year of operating expenses for our EDI business that was sold at the beginning of 2001. The impact on operating expenses from the sale of the CDR business was substantially offset by increased subcontractor fees, as the sold business still functions as a subcontractor in support of our Health Management Systems business. The sale of the EDI business did result in a reduction of operating expenses, although we incurred an increase in subcontractor fees for services provided by the acquiror of this business, in support of several projects in our Accordis business. As discussed in more detail below, fiscal year 2001 operating expenses were adversely impacted by several non-recurring charges, restructuring costs, asset impairments, write-offs and increased product development initiatives.

         Compensation expense as a percentage of revenue was 57.5% in 2001 compared to 58.1% in the prior fiscal year and for 2001 was $33.8 million, a decrease of $3.9 million, or 10.2% from the prior year period expense of $37.7 million. Of this total decrease, $3.6 million was occasioned by the sale of our EDI and CDR businesses. We experienced additional compensation expense decreases from our headcount reduction efforts and in our employee benefit plans. These decreases were mitigated by compensation increases of $1.4 million in non-recurring severance and retention bonuses associated with our headcount reduction efforts and an increase in performance bonus grants. At December 31, 2001, we had 433 employees, compared to 535 employees at October 31, 2000.

         Data processing expense as a percentage of revenue was 15.8% in 2001 compared to 11.1% in the prior fiscal year and for 2001 was $9.3 million, an increase of $2.1 million or 28.6% compared to the prior fiscal year expense of $7.2 million. Data processing expense in 2001 included three non-recurring charges. We incurred a charge of $1.4 million associated with the write-off of internally developed software initiatives, of which $1.1 million had been additions in 2001. These internal software initiatives were abandoned based on our assessment of the projects' future prospects. Related to a particular internal development initiative, we also incurred a charge of $1.5 million for external software commitments which had been integral to the project, but were now no longer of value to us. Lastly, we recognized a charge of $300,000 for several other external software purchases that were no longer in use. These expense increases were offset in part by a $700,000 decrease in equipment rental, software license and supply costs reflecting our efforts to reduce infrastructure costs across our information technology operations and a $400,000 decrease occasioned by the sale of our EDI and CDR businesses.

         Occupancy expense as a percentage of revenue was 11.1% in 2001 compared to 12.0% in the prior fiscal year and for 2001 was $6.5 million, a decrease of $1.3 million or 16.1% from the prior fiscal year expense of $7.8 million. This decrease includes $500,000 resulting from the sale of our EDI and CDR businesses, $100,000 for the closure of our Washington, D.C. office, and a net $400,000 from a new lease agreement at our headquarters in New York City which removed one floor from the Company's prime lease obligation. Additional reductions of approximately $300,000 in 2001 were primarily related to telephone and utilities costs, generally as a function of reductions in space and headcount.

         Direct project expense as a percentage of revenue was 16.3% in 2001 compared to 15.3% in the prior fiscal year and for 2001 was $9.6 million, a decrease of $300,000 or 3.4% from the prior fiscal year expense of $9.9 million. This decrease is reflective of a $2.9 million reduction in expense related to Accordis, partially offset by a $2.6 million increase in expense related to Health Management Systems. The Accordis decrease was a function of the District of Columbia client relationship in fiscal year 2000 that was substantially serviced through a subcontractor. We did not have business with the District of Columbia in fiscal year 2001. In addition, a decrease of $400,000 resulted from the sale of our EDI business. These decreases in Accordis were partly offset by an increase of $900,000 in subcontractor service fees incurred for the types of services previously fulfilled internally by the EDI operations which were sold at the beginning of 2001. The increase in Health Management Systems direct project expense reflects a $1.5 million increase for subcontractor service fees incurred for the types of services previously fulfilled internally by our CDR operations sold in July 2001 and also reflects the 23% increase in revenues compared to fiscal year 2000.

         Other operating expenses as a percentage of revenue was 23.3% in 2001 compared to 15.5% in the prior fiscal year and for 2001 were $13.7 million, an increase of $3.6 million or 35.6% compared to the prior fiscal year expense of $10.1 million. During 2001, we recognized bad debt expense of $2.7 million related to a receivable due from the District of Columbia. See Note 3 of the Notes to Consolidated Financial Statements. Expenses in 2001 reflect a $1.1 million increase in consulting and professional service fees mostly associated with system enhancement and product development efforts. In 2001, we also incurred: (1) a charge of $300,000 in the form of an advance that was expensed to reflect the termination of a business relationship with a marketing partner, and (2) a charge of $300,000 for stock option compensation expense related to a stock option grant to two members of the Board of Directors. These cost increases were partly offset by a $1.5 million expense reduction resulting from the sale of our EDI and CDR businesses.

         Restructuring costs as a percentage of revenue were 3.9% in 2001 compared to 1.3% in the prior fiscal year and in 2001 were $2.3 million. This charge reflects the net of: (1) a total charge of $1.8 million in December 2001, consisting of $1.3 million for facility exit costs to vacate one floor at our New York City headquarters, and $500,000 for severance costs associated with reductions in the information technology and facilities maintenance departments,
(2) a net charge of $800,000 for facility exit costs and employee termination costs associated with the closure of our Washington, D.C. office in March 2001, and (3) in October 2001, a $300,000 reduction to the restructuring charge incurred in October 2000 associated with a facility consolidation initiative that was subsequently not undertaken.

         Restructuring costs in fiscal year 2000 of $800,000 represented $400,000 in employee termination costs, principally for reductions in our information systems operations department and $400,000 for facility exit costs for space consolidation.

         In December 2001, we recognized an impairment of assets charge of $1.3 million for the full impairment of goodwill which arose from our 1997 acquisition of Global's computerized medical record based processing system business. The impairment charge was measured based on the projected discounted future cash flows from the business unit over the remaining 15 year amortization period of the goodwill using a discount rate reflective of our cost of funds.

         In 2000, we incurred Other Charges of $2.7 million related to the separation agreement with our former chief executive officer.

         Operating loss for the year ended December 31, 2001 was $18.1 million compared to $11.7 million for the fiscal year ended October 31, 2000. The Accordis operating loss was $14.6 million for the year ended December 31, 2001 compared to an operating loss of $7.9 million in the prior year. Health Management Systems had an operating loss of $3.5 million for the year ended December 31, 2001 compared to an operating loss of $3.7 in the prior year. The increase in the Accordis operating loss largely reflects the decrease in revenue discussed above, the total $3.2 million in data processing charges associated with a specific internal development initiative as discussed above, and the $2.7 million bad debt charge related to a receivable from the District of Columbia. The decrease in the Health Management Systems operating loss largely reflects the increase in revenue discussed above, almost entirely offset by the $1.3 million goodwill impairment charge for the Global business and the $800,000 restructuring charge associated with closing the Washington D.C. office.

         In 2001, we recognized a net gain on sale of assets of $1.6 million from the sale of our EDI business in January 2001 and our CDR business in July 2001. The sale of the EDI business resulted in a loss of $100,000 on a sale price of $2.8 million; the sale of the CDR business resulted in a gain of $1.7 million on a sale price of $3.2 million.

         In 2001, we did not recognize any income tax benefit against our losses from continuing operations or the net losses from discontinued operations, but did recognize a current income tax expense of $312,000 from the gain on sale of HCm. This absence of an income tax benefit reflects an increase in our valuation allowance for the recovery of our net deferred income tax assets. We have incurred significant taxable losses the last several years. Most of our deferred income tax assets are in the form of net operating loss carryforwards. The recoverability analysis was performed based on our recent taxable loss history and projections of future taxable operating results.

         Net interest income of $700,000 in fiscal year 2001 compared with $1.1 million in the prior year reflected our generally lower average balances in cash and short term investments during the year.

         Loss from continuing operations was $15.8 million in 2001 compared with a loss of $6.1 million in the prior year. The $9.7 million increased loss largely reflected the non-recurring charges, restructuring charges, asset impairments and asset write-offs during 2001 discussed above.

         DISCONTINUED OPERATIONS:

         As more fully discussed in Item 1 and Note 1(b) of the Notes to Consolidated Financial Statements, we reported the results of PSG and DSG as discontinued operations for all periods presented. Loss from discontinued operations for 2001 was $5.1 million, compared to income of $2.7 million in the prior year. The 2001 loss from discontinued operations is reflective of a restructuring charge of $5.1 million and an asset impairment charge of $4.6 million incurred in the PSG business during April 2001, upon the loss of its development partner. The restructuring charge related to the write-off of the subject development initiative and related employee terminations and facility exit costs. The asset impairment charge related to the write-off of goodwill and other intangibles resulting from our prior acquisition of the PSG business. We determined to close PSG in July 2001, and the estimated loss on disposal of $200,000 represents the anticipated loss during the wind-down period. We sold our wholly owned subsidiary, HCm, which had operated as DSG, in December 2001, recognizing a gain, after income tax expense, of $1.6 million on a sale price of $9.8 million. Thus, net loss on discontinued operations was $3.7 million in 2001 compared to net income of $2.7 million in the prior year.

         CUMULATIVE EFFECT OF ACCOUNTING CHANGE:

         As previously reported, we implemented a change in accounting with regard to revenue generated from clients seeking reimbursement from third-party payors where our fees are contingent upon the client's collections from third parties. Effective at the beginning of fiscal year 2000, we began to recognize revenue pertaining to such clients once the third-party payor had remitted payment to its client. This eliminated our unbilled account receivables and substantially reduced the related deferred tax liabilities. The cumulative effect of this change in accounting principle as of the beginning of our fiscal year 2000 was a charge of $22.0 million, net of tax benefit. See Note 13 of the Notes to Consolidated Financial Statements.

         Net loss was $19.5 million in 2001 or $1.09 per common share compared to a loss of $25.4 million or $1.46 per common share in the prior fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

         Historically, our principal sources of funds are operations and the remaining proceeds from our initial public offering in 1992. At December 31, 2002, our cash and short-term investments and net working capital were $25.3 million and $28.6 million, respectively. Although we expect that operating cash flows will be a primary source of liquidity, the current significant cash and short term investment balances and working capital position are also fundamental sources of liquidity and capital resource. The current cash and short term investment balances are more than sufficient to meet our short term funding needs that are not met by operating cash flows. Operating cash flows could be adversely effected by a decrease in demand for our services. Our typical customer relationship, however, usually has a duration of several years, such that we do not expect any current decrease in demand. We estimate that we will purchase approximately $2.5 million of property and equipment during 2003, which is consistent with the amounts purchased during recent years. The payments due by period for our contractual obligations, consisting principally of facility lease obligations and equipment rental and software license obligations, are as follows (in thousands):

                      Less than
         Total        One Year       2-3 Years     4-5 Years     After 5 years
         -----        --------       ---------     ---------     -------------

         $43,702      $6,011           $10,641        $7,770        $19,280


         We have entered into sublease arrangements for some of our facility obligations and expect to receive the following rental receipts (in thousands):

                      Less than
         Total        One Year        2-3 Years     4-5 Years    After 5 years
         -----        --------        ---------     ---------    -------------

         $12,080      $1,941           $4,500         $2,406       $3,233


         For the year ended December 31, 2002, cash provided by operations was $300,000 compared with cash used by operations of $100,000 for the prior year. During the current year, cash used in investing activities was $500,000 reflecting $3.4 million of property and equipment purchases, which was substantially offset by the maturity of $3.0 million of short-term investments. Cash provided by financing activities was $300,000 reflecting $800,000 from the exercise of stock options and the issuance of stock under the employee stock purchase plan and $400,000 from the partial repayment of a note receivable from an officer, which amounts were partially offset by $900,000 used to repurchase our common stock in the open market. During the current year, cash provided by discontinued operations was $3.0 million, principally reflecting a termination fee received from a former customer of PSG.

         On May 28, 1997, the Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not in excess of $10,000,000. During 2002, we purchased 292,100 shares on the open market at a total cost of $869,000. Through March 14, 2003, we purchased an additional 35,800 shares on the open market at a total cost of $105,000. Cumulatively since the inception of the repurchase program, we have repurchased 1,644,916 shares having an aggregate purchase price of $9,289,000.

INFLATION

         Historically, inflation has not been a material factor affecting our revenue, and general operating expenses have been subject to normal inflationary pressure. However, our business is labor intensive. Wages and other employee-related expenses increase during periods of inflation and when shortages in the skilled labor market occur. We also have a performance-based bonus plan to foster retention of and incent certain employees.


NEW ACCOUNTING PRONOUNCEMENTS

         In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)" and required that a liability for the cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002 and do not affect amounts currently reported in our Consolidated Financial Statements. SFAS 146 will affect the types and timing of costs included in future restructuring programs, if any.


RISK FACTORS

                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
                        SAFE HARBOR COMPLIANCE STATEMENT
                         FOR FORWARD-LOOKING STATEMENTS

         In passing the Private Securities Litigation Reform Act of 1995 (the Reform Act), Congress encouraged public companies to make "forward-looking statements" by creating a safe harbor to protect companies from securities law liability in connection with forward-looking statements. We intend to qualify both our written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions.

         "Forward-looking statements" are defined by the Reform Act. Generally, forward-looking statements include expressed expectations of future events and the assumptions on which the expressed expectations are based. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected. Due to those uncertainties and risks, prospective investors are urged not to place undue reliance on written or oral forward-looking statements of the Company. We undertake no obligation to update or revise this safe harbor compliance statement for forward-looking statements to reflect future developments. In addition, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

         We provide the following risk factor disclosure in connection with our continuing effort to qualify our written and oral forward-looking statements for the safe harbor protection of the Reform Act and any other similar safe harbor provisions. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include the following:

         OUR OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS DUE TO VARIABILITY IN THE TIMING OF WHEN WE RECOGNIZE CONTINGENCY FEE REVENUE AND OTHER FACTORS. AS A RESULT, YOU WILL NOT BE ABLE TO RELY ON OUR OPERATING RESULTS IN ANY PARTICULAR PERIOD AS AN INDICATION OF OUR FUTURE PERFORMANCE

         Our revenue and consequently our operating results may vary significantly from period to period as a result of a number of factors, including the loss of customers due to consolidation in the healthcare industry, fluctuations in sales activity given our sales cycle of approximately three to eighteen months, and general economic conditions as they affect healthcare providers and payors. Further, we have experienced fluctuations in our revenue of up to 25% between reporting periods due to the timing of periodic revenue enhancement projects and the timing and delays in third-party payors' adjudication of claims and ultimate payment to our clients where our fees are contingent upon such collections. The extent to which future revenue fluctuations could occur due to these factors is not known and cannot be predicted. As a result, our results of operations are subject to significant fluctuations and our results of operations for any particular quarter or fiscal year may not be indicative of results of operations for future periods. A significant portion of our operating expenses are fixed, and are based primarily on revenue and sales forecasts. Any inability on our part to reduce spending or to compensate for any failure to meet sales forecasts or receive anticipated revenues could magnify the adverse impact of such events on our operating results.

        WE ARE SUBJECT TO CLAIMS IF OUR SERVICE OFFERINGS CONTAIN ERRORS
                 OR EXPERIENCE FAILURES OR DO NOT MEET CUSTOMER
               EXPECTATIONS AND COULD LOSE CUSTOMERS AND REVENUE

        The healthcare claiming environment is complex. On behalf of our clients, our Accordis buiness processes a very high volume of transactions in this environment. From time to time we have been subject to claims by clients and could be subject to claims by clients in the future for errors in our service offerings, primarily for failures to secure reimbursement amounts otherwise payable to our clients. We have often resolved such claims by providing additional services to the client or by reducing fees on additional projects. There can be no assurance that contractual limitations of our responsibility for damages will be effective in these situations or that clients will not seek significant damages for errors in our services. Further, these performance failures could result in a loss of customers and resulting loss of revenue. In addition, service performance failures could result in a delay in market acceptance for our services, diversion of development resources, damage to our reputation or increased service costs. We are currently discussing with an Accordis client a claim for damages based on the client's assertion that it has been significantly financially harmed by errors in our service. We are currently assessing the claim both internally and with the client and believe that it is likely that the claim will be settled in a manner that will not adversely affect our financial position, results of operations, or ongoing relationship with the client. However, there can be no assurances that the claim will be settled or that the client will not seek to hold us responsible for a substantial amount of alleged damages.


 THE MAJORITY OF OUR CONTRACTS WITH CUSTOMERS MAY BE TERMINATED FOR CONVENIENCE

         The majority of our contracts with customers are terminable upon short notice for the convenience of either party. Although to date none of our material contracts have ever been terminated under these provisions, we cannot assure you that a material contract will not be terminated for convenience in the future. Any termination of a material contract, if not replaced, could have a material adverse effect on our business, financial condition and results of operations.

                WE FACE SIGNIFICANT COMPETITION FOR OUR SERVICES

         Competition for our services is intense and is expected to increase. Increased competition could result in reductions in our prices, gross margins and market share. We compete with other providers of healthcare information management and data processing services, as well as healthcare consulting firms. Some competitors have formed business alliances with other competitors that may affect our ability to work with some potential customers. In addition, if some of our competitors merge, a stronger competitor may emerge.

         Current and prospective customers also evaluate our capabilities against the merits of their existing information management and data processing systems and expertise. Major information management systems companies, including those specializing in the healthcare industry, that do not presently offer competing services may enter our markets. Many of our competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources, and market recognition than we have. As a result, our competitors may be able to respond more quickly to new or emerging technologies, changes in customer requirements and changes in the political, economic or regulatory environment in the healthcare industry. In addition, several of our competitors may be in a position to devote greater resources to the development, promotion, and sale of their services than us.

     SIMPLIFICATION OF THE HEALTHCARE TRANSFER PAYMENT PROCESS COULD REDUCE
                            THE NEED FOR OUR SERVICES

         The complexity of the healthcare transfer payment process, and our experience in offering services that improve the ability of our customers to recover incremental revenue through that process, have been contributing factors to the success our service offerings. Complexities of the healthcare transfer payment process include multiple payors, the coordination and utilization of clinical, operational, financial and/or administrative review instituted by third-party payors in an effort to control costs and manage care. If the payment processes associated with the healthcare industry are simplified, the need for our services, or the price customers are willing to pay for our services, could be reduced.

     WE ARE SUBJECT TO GOVERNMENT REGULATION IN OUR COLLECTIONS SERVICES

        The collection industry in the United States is regulated both at the federal and state level. In addition to specific regulation regarding debts for healthcare services and among other collection regulations the Federal Fair Debt Collection Practices Act (FFDCPA) regulates any person who regularly collects or attempts to collect, directly or indirectly consumer debts owed or asserted to be owed to another person. The FFDCPA establishes specific guidelines and procedures that debt collectors must follow in communicating with consumer debtors, including the time, place and manner of such communications and places restrictions on communications with individuals other than consumer debtors in connection with the collection of any consumer debt. Additionally , the FFDCPA contains various notice and disclosure requirements and prohibits unfair or misleading representations by debt collectors. Many states require that we be licensed at a debt collection company and we believe that we currently hold applicable licenses from all states where required. If we fail to comply with applicable laws and regulations, it could result in the suspension or termination of our ability to conduct collections, which would have a material adverse effect on us.

    CHANGES IN THE UNITED STATES HEALTHCARE ENVIRONMENT COULD HAVE A MATERIAL
                 NEGATIVE IMPACT ON OUR REVENUE AND NET INCOME

         The healthcare industry in the United States is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare organizations. Our services are designed to function within the structure of the healthcare financing and reimbursement system currently being used in the United States. During the past several years, the healthcare industry has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates, certain capital expenditures, and data confidentiality and privacy. From time to time, certain proposals to reform the healthcare system have been considered by Congress. These proposals, if enacted, may increase government involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for our clients. Healthcare organizations may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring their retention of service providers such as us. See also "Item 1. Business -- Healthcare Reform and Regulatory Matters" for additional discussion on this topic. We cannot predict what impact, if any, such proposals or healthcare reforms might have on our results of operations, financial condition or business.


 OUR BUSINESS IS SUBJECT TO EXTENSIVE AND COMPLEX GOVERNMENTAL REGULATIONS AND
  VIOLATIONS OF ANY OF THOSE REGULATIONS COULD RESULT IN SIGNIFICANT PENALTIES

        Most of the services offered by our Accordis business involve the billing and collection of healthcare claims. These services require the interpretation and application of sometimes ambiguous reimbursement regulations under various government entitlement programs such as Medicaid and Medicare. In addition, during the past several years, federal and state governments have placed an increased emphasis on detecting and eliminating fraud and abuse in Medicare, Medicaid, and other health care programs. Violation of health care billing laws or regulations governing our services could result in the imposition of substantial civil or criminal penalties, including temporary or permanent exclusion from participation in government health care programs such as Medicare and Medicaid, and loss of customers.

        The interpretation and application of the healthcare reimbursement rules to particular customer patient accounting environments involves judgment. If a regulatory agency were to disagree with certain judgments we have made or will make in providing healthcare billing services to a customer we could be subject to penalties, or fines or other sanctions by regulators. In addition we could find it necessary to alter or eliminate some of our services.

    CERTAIN PROVISIONS IN OUR CERTIFICATE OF INCORPORATION COULD DISCOURAGE UNSOLICITED TAKEOVER ATTEMPTS, WHICH COULD DEPRESS THE MARKET PRICE OF OUR
                                  COMMON STOCK

         Our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of "blank check" preferred stock with such designations, rights and preferences as may be determined by our Board of Directors. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights, which could adversely affect the voting power or, other rights of holders of our common stock. In the event of issuance, preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. Although we have no present intention to issue any shares of preferred stock, we cannot assure you that we will not do so in the future. In addition, our by-laws provide for a classified board of directors, which could also have the effect of discouraging a change of control.

        ADVERSE RESOLUTION OF PENDING LITIGATION MAY CAUSE US TO INCUR A
                                SIGNIFICANT LOSS

         We are party to a pending legal proceeding as described under "Item 3. Business -- Legal Proceedings" in which the Plaintiffs are seeking damages in the amount of $2.3 million, plus interest. Although we believe that we have meritorious defenses to the claims of liability or for damages in this action against us, we cannot assure you that an outcome favorable to us will be reached in this litigation or that additional lawsuits will not be filed against us. Further, we cannot assure you that this lawsuit will not have a disruptive effect upon the operations of our business, that the defense of the lawsuit will not consume the time and attention of our senior management, or that the resolution of the lawsuit or future lawsuits will not have a material adverse effect upon our results of operations, financial position and cash flow.

        ADVERSE RESOLUTION OF ONGOING INVESTIGATION BY THE UNITED STATES ATTORNEY'S OFFICE WILL CAUSE ADVERSE IMPACT ON REVENUE AND EXPENSE LEVELS
     OVER THE NEAR, AND AN ADVERSE RESOLUTION COULD CAUSE A MATERIAL ADVERSE
                        EFFECT ON OUR BUSINESS THEREAFTER

        On January 31, 2003, we announced that we had received a subpoena issued under the Health Insurance Portability and Accountability Act of 1996 from the United States Attorney's Office for the Southern District of New York in connection with an investigation relating to possible Federal health care offenses. The subpoena seeks the production of certain documents from January 1982 to present relating to medical reimbursement claims submitted by us to Medicare, Medicaid and other federal healthcare programs, particularly on behalf of a significant client of Accordis. At this point in the investigation, the United States Attorney's Office has not filed any complaint asserting any violations of law.

         We are cooperating fully with the investigation and are in the process of assembling and producing the documents called for by the subpoena. Our board of directors has appointed a special committee to oversee our response to the investigation.

         We are not able to give any assurances as to the duration or outcome of the investigation or as to the effect that any proceedings that may be brought by the government may have on our financial condition or results of operations. The initiation of proceedings against us, even if we are ultimately successful in defending ourself, could have a material adverse effect on our business. Over the near term, we anticipate that revenue and expense levels will be adversely affected as management undertakes to comply with the demands of data gathering and review of the matters covered by the subpoena.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Our holdings of financial instruments are comprised of federal, state and local government debt. All such instruments are classified as securities available for sale. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily, pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while, at the same time, seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest in the shorter-end of the maturity spectrum or highly liquid investments.

         The table below presents the historic cost basis, and the fair value for our investment portfolio as of December 31, 2002, and the related weighted average interest rates by year of maturity (in thousands):

                                         Matures Year Ending        Total           Total
                                          December 31, 2003    Historical Cost    Fair value
--------------------------------------------------------------------------------------------------

  Fixed income governmental securities          $1,100             $1,100           $1,108
  Average interest rate                         4.15%               4.15%
--------------------------------------------------------------------------------------------------


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by Item 8 is found on pages 36 to 62 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.


PART III
--------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 will be included in our Proxy Statement for the 2003 Annual Meeting of Shareholders which will be mailed within 120 days after the close of our year ended December 31, 2002, and is hereby incorporated herein by reference to such Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 will be included in our Proxy Statement, which will be mailed within 120 days after the close of our year ended December 31, 2002, and is hereby incorporated herein by reference to such Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 will be included in our Proxy Statement, which will be mailed within 120 days after the close of our year ended December 31, 2002, and is hereby incorporated herein by reference to such Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 will be included in our Proxy Statement, which will be mailed within 120 days after the close of our year ended December 31, 2002, and is hereby incorporated herein by reference to such Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

         Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period.

         There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.


PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         A.       Financial Statements, Financial Statement Schedule and
                  Exhibits

                  1. The financial statements are listed in the Index to Consolidated Financial Statements on page 36.

                  2. Financial Statement Schedule II - Valuation and Qualifying Accounts is set forth on page 63. All other financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

                  3. The Exhibits are set forth on the Exhibit Index on page 64.

         B.       Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HMS HOLDINGS CORP.
                                       ------------------
                                          (Registrant)


                                       BY:  /s/ William F. Miller, III
                                            ---------------------------
                                            William F. Miller, III
                                            Chairman and Chief Executive Officer


                                       DATE:    March 20, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                   Title                                       Date

/s/ William F. Miller, III   Chairman, Chief Executive Officer,          March 20, 2003
--------------------------   and Director (Principal Executive Officer)
William F. Miller, III

/s/ Philip Rydzewski         Chief Financial Officer (Principal          March 20, 2003
---------------------        Financial and Accounting Officer)
Philip Rydzewski

/s/ Randolph G. Brown        Director                                    March 20, 2003
---------------------
Randolph G. Brown

/s/ James T. Kelly           Director                                    March 20, 2003
---------------------
James T. Kelly

/s/  William W. Neal         Director                                    March 20, 2003
---------------------
William W. Neal

/s/ Galen D. Powers          Director                                    March 20, 2003
---------------------
Galen D. Powers

/s/ Ellen A. Rudnick         Director                                    March 20, 2003
---------------------
Ellen A. Rudnick

/s/ Richard H. Stowe         Director                                    March 20, 2003
---------------------
Richard H. Stowe

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William F. Miller, III, certify that:

1.      I have reviewed this annual report on Form 10-K of HMS Holdings Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I (herein, the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries (collectively, the Company), is made known to the Certifying Officers by others within the Company, particularly during the period in which this annual report is being prepared;
         b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and
         c) presented in this annual report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors:

         a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's Certifying Officers have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 20, 2003

/s/ William F. Miller, III
--------------------------
William F. Miller, III
Chairman and Chief Executive Officer

See also the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is also attached to this report.

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Philip Rydzewski, certify that:

1.       I have reviewed this annual report on Form 10-K of HMS Holdings Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I (herein, the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries (collectively, the Company), is made known to the Certifying Officers by Others within the Company, particularly during the period in which this annual report is being prepared;
         b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and
         c) presented in this annual report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors:

         a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's Certifying Officers have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 20, 2003

/s/ Philip Rydzewski
--------------------
Philip Rydzewski
Senior Vice President and Chief Financial Officer

See also the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is also attached to this report.

                       HMS HOLDINGS CORP. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                   PAGE
CONSOLIDATED FINANCIAL STATEMENTS:                                                                NUMBER
----------------------------------                                                                ------

Independent Auditors' Report........................................................................37

Consolidated Balance Sheets as of December 31, 2002 and 2001........................................38

Consolidated Statements of Operations for the Years Ended December 31, 2002 and 2001, the
  Two Months Ended December 31, 2000, and the Year Ended October 31, 2000...........................39

Consolidated Statements of Shareholders' Equity and Comprehensive Income/(Loss) for
  the Years Ended December 31, 2002 and 2001, the Two Months Ended December 31, 2000, and
  the Year Ended October 31, 2000...................................................................40

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002 and 2001, the Two
  Months Ended December 31, 2000, and the Year Ended October 31, 2000...............................41

Notes to Consolidated Financial Statements..........................................................42


FINANCIAL STATEMENT SCHEDULE:

Schedule II - Valuation and Qualifying Accounts.....................................................63

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Shareholders
HMS Holdings Corp.:

         We have audited the accompanying consolidated financial statements of HMS Holdings Corp. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HMS Holdings Corp. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001, the two months ended December 31, 2000, and the year ended October 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

         As discussed in note 6 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", in 2002. Also, as discussed in notes 1 and 12 to the consolidated financial statements, the Company adopted the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements", in 2000.

/s/ KPMG LLP

Princeton, New Jersey
February 28, 2003

                      HMS HOLDINGS CORP. AND SUBSIDIARIES



                                                                                            December 31,  December 31,
                                                                                               2002          2001
                                                                                          -------------  -------------
                                                ASSETS
Current assets:
      Cash and cash equivalents                                                               $ 24,174     $ 21,020
      Short-term investments                                                                     1,108        4,022
      Accounts receivable, net                                                                  15,312       12,720
      Prepaid expenses and other current assets                                                  1,207        2,420
                                                                                              --------     --------
          Total current assets                                                                  41,801       40,182

Property and equipment, net                                                                      4,664        4,228
Capitalized software costs, net                                                                    248          466
Goodwill, net                                                                                    5,679        5,679
Deferred income taxes, net                                                                       8,920        8,920
Other assets                                                                                       354          650
Net assets of discontinued operations                                                             --            269
                                                                                              --------     --------

      Total assets                                                                            $ 61,666     $ 60,394
                                                                                              ========     ========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable, accrued expenses and other liabilities                                $ 13,091     $ 13,105
      Net liabilities of discontinued operations                                                    85          839
                                                                                              --------     --------
          Total current liabilities                                                             13,176       13,944

Other liabilities                                                                                  722          669

                                                                                              --------     --------
      Total liabilities                                                                         13,898       14,613
                                                                                              --------     --------

Commitments and contingencies

Shareholders' equity:
      Preferred stock - $.01 par value; 5,000,000 shares authorized; none issued                  --           --
      Common stock - $.01 par value; 45,000,000 shares authorized;
          19,885,390 shares issued and 18,276,274 shares outstanding at December 31, 2002;
          19,332,089 shares issued and 18,015,073 shares outstanding at December 31, 2001          199          193
      Capital in excess of par value                                                            74,959       73,550
      Unearned stock compensation                                                                  (33)        (128)
      Accumulated deficit                                                                      (17,820)     (18,755)
      Accumulated other comprehensive income (loss)                                                  8          (42)
      Treasury stock, at cost; 1,609,116 shares at December 31, 2002 and 1,317,016
          shares at December 31, 2001                                                           (9,184)      (8,315)
      Note receivable from officer for sale of stock                                              (361)        (722)
                                                                                              --------     --------

          Total shareholders' equity                                                            47,768       45,781
                                                                                              --------     --------

              Total liabilities and shareholders' equity                                      $ 61,666     $ 60,394
                                                                                              ========     ========


See accompanying notes to consolidated financial statements.

                      HMS HOLDINGS CORP. AND SUBSIDIARIES


                                                                            Year           Year           Two             Year
                                                                           ended          ended         months ended      ended
                                                                          December 31,   December 31,   December 31,     October 31,
                                                                            2002           2001           2000             2000
                                                                        ------------   ------------    -----------      ----------

Revenue                                                                   $ 68,614        $ 58,748        $  9,207        $ 64,849
                                                                          --------        --------        --------        --------

Cost of services:
      Compensation                                                          37,834          33,808           6,239          37,656
      Data processing                                                        6,092           9,281           1,172           7,217
      Occupancy                                                              6,148           6,503           1,305           7,753
      Direct project costs                                                  10,167           9,593             737           9,931
      Other operating costs                                                 10,512          13,665           1,383          10,079
      Restructuring costs                                                      903           2,280            --               821
      Impairment of assets                                                    --             1,335            --              --
      Other charges                                                           --              --              --             2,662
      Amortization of intangibles                                             --               353              59             401
                                                                          --------        --------        --------        --------

          Total cost of services                                            71,656          76,818          10,895          76,520
                                                                          --------        --------        --------        --------

      Operating loss                                                        (3,042)        (18,070)         (1,688)        (11,671)

Gain on sale of assets                                                        --             1,605            --              --
Net interest income                                                            517             667             138           1,024
                                                                          --------        --------        --------        --------
      Loss from continuing operations before income taxes and
           cumulative effect of change in accounting principle              (2,525)        (15,798)         (1,550)        (10,647)
Income tax benefit                                                            --              --              (642)         (4,530)
                                                                          --------        --------        --------        --------
      Loss from continuing operations before cumulative effect
          of change in accounting principle                                 (2,525)        (15,798)           (908)         (6,117)
Discontinued operations:
      Income (loss) from discontinued operations, net                         --            (5,053)            (35)          2,656
      Estimated gain (loss) on disposal of discontinued operations, net      3,460            (200)           --              --
      Gain on sale of discontinued operation, net                             --             1,587            --              --
                                                                          --------        --------        --------        --------
          Discontinued operations                                            3,460          (3,666)            (35)          2,656
              Income (loss) before cumulative effect of
                  change in accounting principle                               935         (19,464)           (943)         (3,461)
Cumulative effect of change in accounting
      principle, net of tax benefit ("cumulative effect")                     --              --              --           (21,965)
                                                                          --------        --------        --------        --------

          Net income (loss)                                               $    935        $(19,464)       $   (943)       $(25,426)
                                                                          ========        ========        ========        ========

Basic and diluted earnings per share data:
      Loss per share from continuing
          operations before cumulative effect                             $  (0.14)       $  (0.88)       $  (0.05)       $  (0.35)
      Income (loss) per share from discontinued operations, net               0.19           (0.21)           --              0.15
      Loss per share from cumulative effect, net                              --              --              --             (1.26)
                                                                          --------        --------        --------        --------

          Net income (loss) per share                                     $   0.05        $  (1.09)       $  (0.05)       $  (1.46)
                                                                          ========        ========        ========        ========

      Weighted average common shares outstanding                            18,199          17,857          17,252          17,467
                                                                          ========        ========        ========        ========

      Pro forma net loss assuming new accounting
          principle is applied retroactively                                   N/A             N/A             N/A        $ (3,461)
                                                                                                                          ========
      Pro forma basic loss per share assuming new
          accounting principle is applied retroactively                        N/A             N/A             N/A        $  (0.20)
                                                                                                                          ========


      See accompanying notes to consolidated financial statements.

                      HMS HOLDINGS CORP. AND SUBSIDIARIES


                                                   Common Stock                                       RETAINED
                                             ---------------------      Capital In     Unearned       Earnings/
                                             # of Shares      Par       Excess Of        Stock      Accumulated   '
                                                Issued       Value      Par Value    Compensation     Deficit
                                             ----------------------------------------------------------------------

Balance at October 31, 1999                  18,450,737        $184       $71,714       $--          $ 27,078
    Comprehensive loss:
      Net loss                                     --           --           --          --           (25,426)
      Change in net unrealized
        appreciation on
        short-term investments                     --           --           --          --              --

    Total comprehensive loss

    Shares issued under employee
      stock purchase plan                        46,095           1           134        --              --
    Exercise of stock options                    67,090           1           309        --              --
    Disqualifying disposition                      --           --             13        --              --
    Purchase of treasury stock                     --           --           --          --              --

                                            -----------        ----       -------       -----        --------

Balance at October 31, 2000                  18,563,922        $186       $72,170       $--          $  1,652
    Comprehensive loss:
      Net loss                                     --           --           --          --              (943)
      Change in net unrealized
        appreciation on
        short-term investments                     --           --           --          --              --

    Total comprehensive loss
    Unearned stock compensation                    --           --            433        (433)           --

                                            -----------        ----       -------       -----        --------

Balance at December 31, 2000                 18,563,922        $186       $72,603       ($433)       $    709
    Comprehensive loss:
    Net loss                                       --           --           --          --           (19,464)
    Change in net unrealized
      appreciation on
      short-term investments                       --           --           --          --              --

    Total comprehensive loss

    Shares issued for note receivable           550,000           5           717        --              --
    Shares issued under employee
      stock purchase plan                       157,667           1           161        --              --
    Exercise of stock options                    60,500           1            69        --              --
    Purchase of treasury stock                     --           --           --          --              --
    Stock compensation expense                     --           --           --           305            --

                                            -----------        ----       -------       -----        --------

Balance at December 31, 2001                 19,332,089        $193       $73,550       ($128)       ($18,755)
    Comprehensive income:
    Net income                                     --           --           --          --               935
    Change in net unrealized
      appreciation on
      short-term investments                       --           --           --          --              --

    Total comprehensive income

    Repayment of note receivable                   --           --           --          --              --
    Shares issued under employee
      stock purchase plan                        49,983           1           128        --              --
    Exercise of stock options                   503,318           5           710        --              --
    Purchase of treasury stock                     --           --           --          --              --
    Remeasurement of unearned
      stock compensation                           --           --             46         (46)           --
    Stock compensation expense                     --           --            525         141            --

                                            -----------        ----       -------       -----        --------

Balance at December 31, 2002                 19,885,390        $199       $74,959       ($ 33)       ($17,820)
                                            ===========        ====       =======       =====        ========

                                         ACCUMULATED                                  NOTE
                                           Other            Treasury Stock         Receivable        Total
                                        Comprehensive  -----------------------     from Sale      Shareholders
                                        Income/(Loss)  # of Shares      Amount     of Stock         Equity
                                        -----------------------------------------------------------------------

Balance at October 31, 1999               $   6        1,049,000       ($7,750)       $--          $ 91,232
    Comprehensive loss:
      Net loss                             --               --            --           --           (25,426)
      Change in net unrealized
        appreciation on
        short-term investments             (116)            --            --           --              (116)
                                                                                                   --------
    Total comprehensive loss                                                                        (25,542)

    Shares issued under employee
      stock purchase plan                  --               --            --           --               135
    Exercise of stock options              --               --            --           --               310
    Disqualifying disposition              --               --            --           --                13
    Purchase of treasury stock             --            262,666          (550)        --              (550)

                                          -----        ---------       -------        -----        --------

Balance at October 31, 2000               ($110)       1,311,666       ($8,300)       $--          $ 65,598
    Comprehensive loss:
      Net loss                             --               --            --           --              (943)
      Change in net unrealized
        appreciation on
        short-term investments               18             --            --           --                18
                                                                                                   --------
    Total comprehensive loss
    Unearned stock compensation            --               --            --           --              (925)

                                          -----        ---------       -------        -----        --------

Balance at December 31, 2000              ($ 92)       1,311,666       ($8,300)       $--          $ 64,673
    Comprehensive loss:
    Net loss                               --               --            --           --           (19,464)
    Change in net unrealized
      appreciation on
      short-term investments                 50             --            --           --                50
                                                                                                   --------
    Total comprehensive loss                                                                       (19,414)

    Shares issued for note receivable      --               --            --           (722)           --
    Shares issued under employee
      stock purchase plan                  --               --            --           --               162
    Exercise of stock options              --               --            --           --                70
    Purchase of treasury stock             --              5,350           (15)        --               (15)
    Stock compensation expense             --               --            --           --               305

                                          -----        ---------       -------        -----        --------

Balance at December 31, 2001              ($ 42)       1,317,016       ($8,315)       ($722)       $ 45,781
    Comprehensive income:
    Net income                             --               --            --           --               935
    Change in net unrealized
      appreciation on
      short-term investments                 50             --            --           --                50
                                                                                                   --------
    Total comprehensive income                                                                          985

    Repayment of note receivable           --               --            --            361             361
    Shares issued under employee
      stock purchase plan                  --               --            --           --               129
    Exercise of stock options              --               --            --           --               715
    Purchase of treasury stock             --            292,100          (869)        --              (869)
    Remeasurement of unearned
      stock compensation                   --               --            --           --              --
    Stock compensation expense             --               --            --           --               666

                                          -----        ---------       -------        -----        --------

Balance at December 31, 2002              $   8        1,609,116       ($9,184)       ($361)       $ 47,768
                                          =====        =========       =======        =====        ========


See accompanying notes to consolidated financial statements.

                      HMS HOLDINGS CORP. AND SUBSIDIARIES


                                                                                    Year         Year          Two         Year
                                                                                    ended        ended      months ended   ended
                                                                                  December 31, December 31, December 31, October 31,
                                                                                    2002          2001         2000         2000
                                                                                  -----------  ------------ ----------   ----------
Operating activities:
    Net income (loss)                                                             $    935     $(19,464)    $   (943)    $(25,426)
       Adjustments to reconcile net income (loss) to cash provided by (used in)
          operating activities:
             (Income) loss from discontinued operations                             (3,460)       3,666           35       (2,656)
             Depreciation and amortization                                           2,518        2,197          393        2,189
             Amortization of intangibles                                              --            353           59          401
             Loss on disposal and write-off of capitalized software costs
                and property and equipment                                             693        2,126         --           --
             Provision for doubtful accounts                                           311        2,792           12           92
             Net gain on sale of assets, CDR operations and EDI operations            --         (1,605)        --           --
             Goodwill impairment                                                      --          1,335         --           --
             Stock compensation expense                                                666          305         --           --
             Increase in deferred taxes                                               --           --           (666)      (2,247)
             Disqualifying disposition                                                --           --           --             13
             Cumulative effect of change in accounting principle, net of tax          --           --           --         21,965
             Changes in assets and liabilities:
                (Increase) decrease in accounts receivable                          (2,903)         793          695       (9,227)
                (Increase) decrease in prepaid expenses and other current assets     1,213        2,339          569       (2,042)
                (Increase) decrease in other assets                                    296         (171)         (18)         347
                Increase (decrease) in accounts payable, accrued expenses
                     and other liabilities                                              39        5,267       (1,503)       1,063
                                                                                  --------     --------     --------     --------
                      Net cash provided by (used in) operating activities              308          (67)      (1,367)     (15,528)
                                                                                  --------     --------     --------     --------

Investing activities:
    Purchases of property and equipment                                             (3,429)      (2,246)         (54)      (2,096)
    Investment in software                                                            --         (1,198)        (215)      (1,267)
    Proceeds from sale of assets, EDI operations, net                                 --            661         --           --
    Proceeds from sale of assets, CDR operations, net                                 --          2,887         --           --
    Net proceeds from sales/(purchases) of short-term investments                    2,964        3,415       (1,202)      11,224
                                                                                  --------     --------     --------     --------

                      Net cash provided by (used in) investing activities             (465)       3,519       (1,471)       7,861
                                                                                  --------     --------     --------     --------

Financing activities:
    Proceeds from issuance of common stock                                             129          162         --            135
    Proceeds from exercise of stock options                                            715           70         --            310
    Repayment of note receivable from officer for purchase of common stock             361         --           --           --
    Net note receivable repayments from former officer                                --           --           --            900
    Purchases of treasury stock                                                       (869)         (15)        --           (550)
                                                                                  --------     --------     --------     --------

                      Net cash provided by financing activities                        336          217         --            795
                                                                                  --------     --------     --------     --------

             Net increase (decrease) in cash and cash equivalents                      179        3,669       (2,838)      (6,872)
Cash and cash equivalents at beginning of period                                    21,020        6,187       10,573       16,310
Cash provided by (used in) discontinued operations                                   2,975       11,164       (1,548)       1,135
                                                                                  --------     --------     --------     --------

Cash and cash equivalents at end of period                                        $ 24,174     $ 21,020     $  6,187     $ 10,573
                                                                                  ========     ========     ========     ========

Supplemental disclosure of noncash investing and financing activities:
    Service credits received as consideration from sale of assets                 $   --       $  2,259     $   --       $   --
                                                                                  ========     ========     ========     ========
    Sale of common stock to officer for note receivable                           $   --       $    722     $   --       $   --
                                                                                  ========     ========     ========     ========
    Change in unearned compensation                                               $     46         --           --           --
                                                                                  ========     ========     ========     ========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                        $   --       $     30     $   --       $     59
                                                                                  ========     ========     ========     ========
    Cash paid for income taxes                                                    $    215     $    204     $      1     $    166
                                                                                  ========     ========     ========     ========

                       HMS HOLDINGS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (A)
ORGANIZATION AND BUSINESS

         At a special meeting held on February 27, 2003, the shareholders of Health Management Systems, Inc. approved the creation of a holding company structure. Following that meeting, all the outstanding shares of Health Management Systems, Inc. common stock were exchanged on a one-for-one basis for the shares of common stock of HMS Holdings Corp. (the Company), the new parent company. The adoption of the holding company structure, pursuant to an Agreement and Plan of Merger approved at the shareholders meeting, constituted a reorganization with no change in ownership interests or accounting basis and no dilutive impact to the former shareholders of Health Management Systems, Inc.

         HMS Holdings Corp. furnishes revenue recovery, business process and business office outsourcing services to healthcare payors and providers. The Company helps clients increase revenue, accelerate collections, and reduce operating and administrative costs. The Company operates two businesses through its wholly owned subsidiaries, Health Management Systems, Inc. (formerly Payor Services Division) and Accordis Inc. (formerly Provider Services Division).

         (B) BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
                  (i)      Change in Fiscal Year
                  On October 30, 2001, the Board of Directors approved a change of the Company's fiscal year to December 31 from October 31. The change was retroactive to January 1, 2001. Accordingly, the Company changed its fiscal quarters to the calendar quarters. As a result of this change, the Company has presented the transition period of November 1 to December 31, 2000. All prior fiscal years are presented with an October 31 year-end date.
                  (ii)     Discontinued Operations of Business Segments
                  During 2001, the Company sold its Decision Support Group (DSG) business unit and implemented a formal plan to proceed with an orderly closure of the Payor Systems Group (PSG) business unit. In prior periods, DSG and PSG had been separate reportable segments. The current and historical operating results of DSG and PSG have been reported as discontinued operations on the accompanying Consolidated Statements of Operations. The current and noncurrent assets and liabilities of DSG and PSG are presented on a net basis as discontinued operations on the Consolidated Balance Sheets for all periods presented.
                  (iii)    Principles of Consolidation
                  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         (C)      CASH AND CASH EQUIVALENTS
         For purposes of financial reporting, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         (D)      SHORT-TERM INVESTMENTS
         Short-term investments are recorded at fair value. Debt securities that the Company does not have the intent and ability to hold to maturity are classified either as "available for sale" or as "trading" and are carried at fair value. All of the Company's short-term investments are available for sale and carried at fair value. Unrealized gains and losses on securities classified as available for sale are carried as a separate component of shareholders' equity. Unrealized gains and losses on securities classified as trading are reported in earnings. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date.

         (E) DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the property and equipment utilizing the straight-line method. Amortization of leasehold improvements is provided over the estimated useful lives of the assets or the terms of the leases, whichever is shorter, using the straight-line method. The estimated useful lives are as follows:

                  Equipment                          3-5 years
                  Leasehold improvements             5-10 years
                  Furniture and fixtures             5-7 years

         (F)      SOFTWARE DEVELOPMENT COST
         The Company capitalizes software development costs incurred related to software developed for resale subsequent to the establishment of technological feasibility until the product is released for commercial use. Similarly, costs incurred to develop upgrades are capitalized until the upgrades are commercially released. Before technological feasibility has been established, the Company expenses all costs incurred for the product. Any cash received from a development partner is recorded first as an offset to any previously capitalized software development costs on the project before revenue is recognized.
         The Company also capitalizes certain software development costs related to software developed for internal use while in the application development stage. All other costs to develop software for internal use, either in the preliminary project stage or post implementation stage are expensed as incurred. Amortization of software development costs is calculated on a straight-line basis over the expected economic life of the product, generally estimated to be 36-48 months.

         (G)      GOODWILL
         Goodwill, representing the excess of acquisition costs over the fair value of net assets of acquired businesses, is not amortized but is reviewed for impairment at least annually and written down only in the periods in which it is determined that the recorded value is greater than the fair value. For the purposes of performing this impairment test, the Company's business segments are its reporting units. The fair values of those reporting units, to which goodwill has been assigned, is compared with their recorded values. If recorded values are less than the fair values, no impairment is indicated. Goodwill acquired in business combinations completed before July 1, 2001, had been amortized through December 31, 2001, on a straight-line basis over a period of ten to forty years.

         (H)      LONG-LIVED ASSETS
         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of its assets to the estimated undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets and would be charged to earnings. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

         (I)      INCOME TAXES
         Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits for net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. The Company provides a valuation allowance to reduce deferred tax assets to their estimated realizable value.

         (J)      NET INCOME PER COMMON SHARE
         Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. The Company had weighted average common shares and common stock equivalents outstanding during the years ended December 31, 2002 and 2001, the two months ended December 31, 2000, and the year ended October 31, 2000 of 18,199,000, 17,857,000, 17,252,000 and 17,467,000
respectively for weighted average common shares, and 2,254,000, 748,000, 41,000, and 10,000 respectively for common stock equivalents. The common stock equivalents are excluded from the weighted average shares used to compute diluted net loss per share as they would be antidilutive to the per share calculation. The Company's common stock equivalents consist of stock options.

         (K)      REVENUE RECOGNITION
         The Company recognizes revenue for its contingency fee based services when third party payors remit payments to the Company's customers and consequently the contingency is deemed to have been satisfied. This revenue recognition policy is specifically addressed in the SEC's "Frequently Asked Questions and Answers" bulletin released on October 12, 2000 pertaining to Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB101). The Company elected early adoption in the fourth quarter of its year ended October 31, 2000, implementing a change in accounting principle. The change in accounting principle was implemented effective November 1, 1999.
         Prior to November 1, 1999, the Company recognized revenue pertaining to clients seeking reimbursement from third-party payors when billings were submitted to clients or their third-party payors or intermediaries as a consequence of completion and acceptance of services performed by the Company for a client. Certain of these clients' contracts contain periodic fee limitations or fixed-fees. The fees allowable under these contracts are recognized once the cash is collected by the client on a straight-line basis over the fee limitation or fixed-fee period and amounts billed in excess in any one period are deferred.
         Transaction-related revenue is recognized based upon the completion of those transactions or services rendered during a given period.

         (L)      STOCK-BASED COMPENSATION
                  The Company accounts for stock-based compensation under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has elected to continue following the provisions of Accounting Principles Board (APB) Opinion No. 25. "Accounting for Stock Issued to Employees," and to adopt only the disclosure provision of SFAS No. 123. Accordingly, no employee compensation costs have been recognized for its stock purchase plan and stock option plans, except as described in Note 11. Had compensation costs for the Company's stock options been determined consistent with the fair value method prescribed by SFAS 123, the Company's net income (loss) and related per share amounts would have been adjusted to the pro forma amounts indicated below:

                                              Year Ended    Year Ended   Two Months Ended  Year Ended
                                             December 31,   December 31,  December 31,     October 31,
(in thousands, except per share amounts)        2002          2001             2000           2000
-----------------------------------------------------------------------------------------------------
Net income (loss), as reported                    $ 935     $ (19,464)        $ (943)     $ (25,426)
Total stock-based employee compensation
       expense determined under fair value
       based method for all awards, net of
       related tax effects                     $ (1,686)       $ (475)        $ (194)      $ (2,333)
                                             -----------   -----------   ------------   ------------
Pro forma net loss                               $ (751)    $ (19,939)      $ (1,137)     $ (27,759)
                                             ===========   ===========   ============   ============

Net income (loss) per basic
       and diluted share        As reported      $ 0.05       $ (1.09)       $ (0.05)       $ (1.46)
                                Pro forma       $ (0.04)      $ (1.12)       $ (0.07)       $ (1.59)

         The effect presented above by applying the disclosure-only provisions of SFAS 123 may not be representative of the pro forma effect in future years.

         The fair value of the stock options granted in the years ended December 31, 2002 and 2001, the two months ended December 31, 2000, and the year ended October 31, 2000 is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0% (the Company does not pay dividends); expected volatility of 65.1%, 69.1%, 65.2% and 271.3%; a risk-free interest rate of 2.8%, 3.6%, 5.3% and 6.1%; and expected lives of 4.69, 3.77, 3.70 and 3.70 years, respectively.


         (M)      FAIR VALUE OF FINANCIAL INSTRUMENTS
         The carrying amounts for the Company's cash, cash equivalents, accounts receivable, and accounts payable approximate fair value. The fair market value for short-term securities is based on quoted market prices where available.

         (N)      COMPREHENSIVE INCOME (LOSS)
         Other comprehensive income (loss) recorded by the Company is comprised of unrealized gains and losses on short-term investments.

         (O)      USE OF ESTIMATES
         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. The actual results could differ from those estimates.

         (P)      RECLASSIFICATIONS
         Certain reclassifications were made to prior year amounts to conform to the current presentation.

         (Q)      NEW ACCOUNTING PRONOUNCEMENTS
         In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires that a liability for the cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002 and do not affect amounts currently reported in the Company's Consolidated Financial Statements. SFAS 146 will affect the types and timing of costs included in future restructuring programs, if any.

2.           SHORT-TERM INVESTMENTS
         The Company's holdings of financial instruments are comprised of federal, state and local government debt. All such instruments are classified as securities available for sale.
         The table below presents the historical cost basis, and the fair value for the Company's investment portfolio at December 31, 2002 and 2001 (in thousands):




                                                                    Historical     Fair
                                                                       Cost        Value
                                                                   -------------------------

December 31, 2002: Fixed Income Governmental Securities                $ 1,100      $ 1,108
                                                                   -------------------------
  (all securities mature in the year ending December 31, 2003)
December 31, 2001: Fixed Income Governmental Securities                $ 3,972      $ 4,022
                                                                   -------------------------
  (all securities matured in the year ended December 31, 2002)

                       HMS HOLDINGS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       ACCOUNTS RECEIVABLE
         (A)      ALLOWANCE FOR DOUBTFUL ACCOUNTS
         Accounts receivable are reflected net of an allowance for doubtful accounts of $3.4 million and $3.3 million at December 31, 2002 and 2001, respectively.

         (B)      AMOUNTS DUE FROM THE DISTRICT OF COLUMBIA
         In July 2001, the Company recognized bad debt expense in the total amount of $2.7 million for the full amount of outstanding accounts receivable from the District of Columbia (District or D.C.). This $2.7 million of accounts receivable consisted of $1.6 million for retroactive Disproportionate Share Hospital (DSH) revenue recovery services for the D.C. Medicaid program, and $1.1 million for retroactive Medicaid rate adjustment services rendered to D.C. General Hospital. This bad debt expense is reflected in Other Operating Costs in the Consolidated Statements of Operations.
         With regard to the $1.6 million account receivable item, as a result of the Company's efforts in seeking payment, the Chief Contracting Officer of the District Department of Health informed the Company of the decision through a letter dated May 23, 2001, that the contract pursuant to which the Company rendered services in connection with the DSH revenue recovery project, including eight amendments to that contract, had been signed by a Contracting Officer of the Department of Human Services without the requisite contracting authority and therefore the contract was determined by the Chief Contracting Officer to be void ab initio. The Company believes the decision of the Chief Contracting Officer is erroneous. Nonetheless, in light of the decision and the complex and prolonged administrative process that will accompany an effort to resolve this issue, the Company has determined to recognize bad debt expense for this receivable.
         With regard to the $1.1 million account receivable item, the Company had asserted a claim against the District of Columbia Public Benefit Corporation
(PBC) for services rendered to D.C. General Hospital. The Company received a letter dated April 6, 2001, from the Chief Executive Officer of the PBC stating why he believed no additional amounts were due the Company for the services rendered. The Company requested additional information and documentary support for the CEO's denial but these materials have not been provided. Effective April 30, 2001, the PBC was dissolved and responsibility for the Company's claim was transferred to the Executive Director of the D.C. Financial Responsibility and Management Assistance Authority. After the Company's further efforts to pursue collection with the Executive Director, the Company was informed by letter dated July 18, 2001 from the District's Corporation Counsel, that the matter was referred to the Department of Health for investigation. In light of the PBC CEO's denial, the subsequent correspondence between the parties, the unwillingness of the D.C. government to provide documentary support for the denial of payment, and the complex and prolonged administrative process that will accompany an effort to resolve this issue, the Company has determined to recognize bad debt expense for this receivable.
         In conjunction with the bad debt expense discussed above, the Company recognized a reduction in accrued subcontractor expense in 2001 in the amount of $2.5 million, for the related contractual contingency based payment that would have been due to the main service provider to the Company in fulfillment of these projects for the District. This reduction in subcontractor expense is included in Direct Project Costs in the Consolidated Statements of Operations. Also, the Company has determined that an advance of $2.5 million it had made to this same subcontractor is uncollectible and has recognized expense in 2001 in the amount of the advance. This additional expense is also included in Direct Project Costs in the Consolidated Statements of Operations and largely offsets the reduction above, in accrued subcontractor expense.

4.       PROPERTY AND EQUIPMENT
         Property and equipment as of December 31, 2002 and 2001 consisted of the following (in thousands):

                                                    December 31,   December 31,
                                                       2002           2001
                                                    ---------------------------
Equipment                                            $ 11,269        $ 9,002
Leasehold improvements                                  4,950          4,905
Furniture and fixtures                                  4,193          3,968
                                                    ---------------------------
                                                       20,412         17,875
Less accumulated depreciation and amortization        (15,748)       (13,647)
                                                    ---------------------------
Property and equipment, net                           $ 4,664        $ 4,228
                                                    ===========================

         Depreciation and amortization expense related to property and equipment charged to operations for the years ended December 31, 2002 and 2001, the two months ended December 31, 2000, and the year ended October 31, 2000 was $2.3 million, $2.0 million, $393,000 and $2.2 million, respectively.

5.       CAPITALIZED SOFTWARE COSTS
         Capitalized software costs as of December 31, 2002 and 2001 consisted of the following (in thousands):


                                            December 31,       December 31,
                                               2002               2001
                                            -------------------------------
Capitalized software costs                    $ 658              $ 658
Less accumulated amortization                  (410)              (192)
                                            -------------------------------
Capitalized software costs, net               $ 248              $ 466
                                            ===============================

         In January 2001, in conjunction with its sale of its EDI business, the Company sold capitalized software with a cost of $1.1 million see Note 14. During the year ended December 31, 2001, the Company wrote-off capitalized software costs of $1.5 million, of which $1.1 million were additions during that year. These internal software initiatives were abandoned based on the Company's assessment of the projects' future prospects. Amortization expense for the years ended December 31, 2002 and 2001, the two months ended December 31, 2000, and the year ended October 31, 2000 was $218,000, $192,000, none, and none, respectively.

6.       GOODWILL
         Goodwill as of December 31, 2002 and 2001 consisted of the following (in thousands):

                                       December 31,        December 31,
                                          2002               2001
                                       --------------------------------
Goodwill                                $ 8,366            $ 8,366
Less accumulated amortization            (2,687)            (2,687)
                                       --------------------------------
Goodwill, net                           $ 5,679            $ 5,679
                                       ================================

         Amortization expense related to intangible assets charged to operations for the years ended December 31, 2002 and 2001, the two months ended December 31, 2000, and the year ended October 31, 2000 was none, $353,000, $59,000 and $401,000, respectively.

         Effective January 1, 2002, the Company adopted SFAS 142. SFAS 142 eliminates amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and intangible assets. As a result of adoption, amortization ceased for goodwill. No impairment loss resulted from the initial goodwill impairment test, or from the annual impairment test that was performed during 2002.

         The following reflects the impact that SFAS 142 would have had on net income and earnings per common share of prior periods if adopted at the beginning of the year ended October 31, 2000 ($ in thousands except per share data):

                                                             Year ended        Two months ended       Year ended
                                                          December 31, 2001    December 31, 2000   October 31, 2000
                                                            ------------          ------------        -------------

Loss from continuing operations, as reported                  $ (15,798)               $ (908)            $ (6,117)
Add back: goodwill amortization, net of tax                         353                    34                  231
                                                            ------------          ------------        -------------
Adjusted loss from continuing operations                        (15,445)                 (874)              (5,886)
                                                            ------------          ------------        -------------

Gain (loss) from discontinued operations, as reported            (3,666)                  (35)               2,656
Add back: goodwill amortization, net of tax                         102                    30                  176
                                                            ------------          ------------        -------------
Adjusted gain (loss) from discontinued operations                (3,564)                   (5)               2,832
                                                            ------------          ------------        -------------
Adjusted net loss                                             $ (19,009)               $ (879)            $ (3,054)
                                                            ------------          ------------        -------------


Loss per share from continuing operations, as reported          $ (0.88)              $ (0.05)             $ (0.35)
Goodwill amortization                                              0.02                  0.00                 0.01
                                                            ------------          ------------        -------------
Adjusted loss per share from continuing operations                (0.86)                (0.05)               (0.34)
Adjusted loss per share from discontinued operations              (0.20)                (0.00)                0.16
                                                            ------------          ------------        -------------
Adjusted loss per share                                         $ (1.06)              $ (0.05)             $ (0.17)
                                                            ------------          ------------        -------------

Weighted average shares outstanding                              17,857                17,252               17,467
                                                            ------------          ------------        -------------

         During the year ended December 31, 2001, the Company recognized an impairment charge of $1.3 million, the amount of the remaining unamortized goodwill related to its Global line of business which had been acquired in 1997. The impairment charge resulted from the Company's recoverability assessment which was triggered by the significant underperformance of the unit relative to the expected historical results and the current projections of future operating results. The impairment charge was measured based on the projected discounted future cash flows from the business unit over the remaining fifteen year amortization period of the goodwill using a discount rate reflective of the Company's cost of funds.

7.       ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES
         Accounts payable, accrued expenses and other liabilities as of December 31, 2002 and 2001 consisted of the following (in thousands):




                                              December 31,       December 31,
                                                 2002               2001
                                              ------------------------------

Accounts payable                               $ 2,936            $ 3,337
Accrued compensation                             3,477              2,349
Accrued direct project costs                     1,941              2,273
Accrued restructuring costs                      2,191              2,087
Accrued software license obligations               934              1,426
Accrued other expenses                           1,612              1,633
                                              ------------------------------
                                              $ 13,091           $ 13,105
                                              ==============================

8.       INCOME TAXES
         The income tax expense (benefit) for the periods applicable was allocated as follows (in thousands):

                                                                                         Two Months
                                                     Year Ended         Year Ended         Ended          Year Ended
                                                    December 31,       December 31,     December 31,      October 31,
                                                        2002               2001             2000             2000
                                                    -----------------------------------------------------------------
Loss from continuing operations                        $ -                $ -           $ (642)          $ (4,530)
Discontinued operations:
     Income (loss) from discontinued operations          -                  -              (24)             1,967
     Gain on sale                                        -                312                -                  -
                                                    -----------------------------------------------------------------
     Total tax expense (benefit)                       $ -              $ 312           $ (666)          $ (2,563)
                                                    -----------------------------------------------------------------


         Income tax expense (benefit) from continuing operations was comprised of the following (in thousands):



                                                                      Two Months
                                     Year Ended       Year Ended         Ended           Year Ended
                                    December 31,     December 31,    December 31,        October 31,
                                        2002             2001            2000               2000
                                    ----------------------------------------------------------------
Current tax expense (benefit)
     Federal                            $ -              $ -             $ -           $ (1,075)
     State and local                      -                -               -                516
                                    ----------------------------------------------------------------
                                        $ -              $ -             $ -             $ (559)
                                    ----------------------------------------------------------------
Deferred tax expense (benefit):
     Federal                            $ -              $ -          $ (506)          $ (2,517)
     State and local                      -                -            (136)            (1,454)
                                    ----------------------------------------------------------------
                                        $ -              $ -          $ (642)          $ (3,971)
                                    ----------------------------------------------------------------

Income tax expense (benefit)            $ -              $ -          $ (642)          $ (4,530)
                                    ----------------------------------------------------------------


         A reconciliation of the income tax expense (benefit) from continuing operations to the applicable federal statutory rates follows (in thousands):

                                        Year Ended            Year Ended         Two Months Ended         Year Ended
                                       December 31,          December 31,          December 31,           October 31,
                                          2002      %          2001       %          2000       %          2000       %
                                       ---------------------------------------------------------------------------------

Income tax expense (benefit):
Computed at federal statutory rate       $ (859) (34.0)     $ (5,529)  (35.0)       $ (527)  (34.0)     $ (3,620)  (34.0)
State and local tax expense, net of
    federal benefit                        (171)  (6.8)         (950)   (6.0)          (89)   (5.7)         (610)   (5.7)
Amortization of goodwill                      -      -            46     0.3             9     0.6            99     0.9
Municipal interest                          (48)  (1.9)          (82)   (0.5)           (9)   (0.6)         (329)   (3.1)
Increase (decrease) in valuation
    allowance                             1,412   55.9         6,239    39.5             -       -          (164)   (1.5)
Benefit of subsidiary merger               (330) (13.0)            -       -             -       -             -       -
Other, net                                   (4)  (0.2)          276     1.7           (26)   (1.7)           94     0.9
                                       ---------------------------------------------------------------------------------
Total income tax expense (benefit)       $    -      -      $      -       -        $ (642)  (41.4)     $ (4,530)  (42.5)
                                       ---------------------------------------------------------------------------------

                       HMS HOLDINGS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 were as follows (in thousands):

                                                       December 31, December 31,
                                                          2002          2001
                                                       -------------------------
Deferred tax assets:
     Allowance for doubtful accounts                    $ 1,488       $ 1,491
     Property and equipment                               1,008         1,192
     Restructuring cost                                   1,160         2,388
     Goodwill and other intangibles                       1,639         1,657
     Software                                               752           712
     Federal and state net operating loss carryforward   13,921        13,134
     Deferred stock compensation                            321             -
     Other                                                  670           508
                                                       -------------------------
Total deferred tax assets before valuation allowance     20,959        21,082
     Less valuation allowance                            (8,493)       (8,493)
                                                       -------------------------
Total deferred tax assets after valuation allowance      12,466        12,589
                                                       -------------------------

Deferred tax liabilities:
     Capitalized research and development cost              110           280
     Federal impact of states net operating losses        1,965         1,902
     Other                                                1,471         1,487
                                                       -------------------------
Total deferred tax liabilities                            3,546         3,669
                                                       -------------------------

Total net deferred tax assets                           $ 8,920       $ 8,920
                                                       -------------------------

Net current deferred tax assets                         $   -         $   -
Net non-current deferred tax assets                       8,920         8,920
                                                       -------------------------

Total net deferred tax assets                           $ 8,920       $ 8,920
                                                       -------------------------

         At December 31, 2002, the Company had net operating loss carryforwards of $24.7 million and $30.3 million, which are available to offset future federal and state/local taxable income, respectively. Of the federal amount, $4.0 million is subject to annual limitation of $266,000 under Internal Revenue Code
Section 382. The federal and state/local net operating loss carryforwards expire between years 2012 through 2021.
         During the year ended December 31, 2001 the Company recognized an increase in the valuation allowance related to the realizability of its deferred tax assets in the amount of $7.5 million. The valuation allowance was specifically associated with the Company's net operating loss carryforwards
(NOLs), which account for the majority of the Company's deferred tax assets. The Company believes the available objective evidence, principally its recent taxable losses, creates sufficient uncertainty regarding the realizability of its NOLs, that it is more likely than not, that some of the NOLs are not realizable. The Company determined the amount of the valuation allowance based on its assessment of the recoverability of the deferred tax assets by projecting future taxable income. The projection included the reversal of known temporary differences, and reflected managements' estimates of future results of operations after considering the significant changes in the Company's business represented by the business divestitures, sales of assets, and operational and infrastructure restructurings as discussed in Note 14. The realizability of the Company's deferred tax assets and the corresponding valuation allowance will be adjusted in the future based on the Company's actual taxable income results and updated estimates of future taxable income. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of valuation allowance, based on its projection of future operating results.

                       HMS HOLDINGS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       EQUITY
(A)      COMMON STOCK
         The terms of the Company's (HMS Holdings) authorized capital are identical in all material respects to the terms of HMSY's (Health Management Systems, Inc.) authorized capital stock prior to the shareholder approval of the holding company structure.

         (B)      TREASURY STOCK
         On May 28, 1997, the Board of Directors authorized the Company to repurchase such number of shares of its common stock that have an aggregate purchase price not in excess of $10 million. The Company is authorized to repurchase these shares from time to time on the open market or in negotiated transactions at prices deemed appropriate by the Company. Repurchased shares are deposited in the Company's treasury and used for general corporate purposes. During the year ended December 31, 2002, the Company repurchased a total of 292,100 shares of common stock for $869,000 at an average price of $2.97 per share. During the year ended December 31, 2001, the Company repurchased a total of 5,350 shares of common stock for $15,000 at an average price of $2.80 per share. In fiscal year 2000, the Company repurchased a total of 262,666 shares of common stock for $550,000, or $2.09 per share, from the Company's former Chief Executive Officer. Since the inception of the repurchase program in June 1997, the Company has repurchased 1,609,116 shares of common stock at an average price of $5.71 per share having an aggregate purchase price of $9.2 million.

         (C)      PREFERRED STOCK
         The Company's certificate of incorporation, as amended, authorizes the issuance of up to 5,000,000 shares of "blank check" preferred stock with such designations, rights and preferences as may be determined by the Company's Board of Directors. As of December 31, 2002 no preferred stock has been issued.

10.      EMPLOYEE BENEFIT PLAN
         The Company sponsors a benefit plan to provide retirement benefits for its employees known as HMS Holdings Corp 401(k) Plan (the Plan). Participants may make voluntary contributions to the Plan of up to 15% of their annual base pre-tax compensation not to exceed the federally determined maximum allowable contribution. The Plan permits discretionary Company contributions. The Company contributions are not in the form of the Company's common stock and participants are not permitted to invest their contributions in the Company's stock. For the years ended December 31, 2002 and 2001, the two months ended December 31, 2000, and the year ended October 31, 2000, the Company contributions to the Plan were $451,000, $264,000, $95,000 and $653,000, respectively.

11.      STOCK-BASED COMPENSATION PLANS
(A)      1999 LONG-TERM INCENTIVE PLAN
         The Company's 1999 Long-Term Incentive Stock Plan (the Plan), which replaced the Health Management Systems, Inc. Stock Option and Restricted Stock Purchase Plan terminated in May 1999, was approved by its shareholders at the Annual Meeting of Shareholders held on March 9, 1999. The primary purposes of the Plan are (i) to promote the interests of the Company and its shareholders by strengthening the Company's ability to attract and retain highly competent individuals to serve as Directors, officers and other key employees and (ii) to provide a means to encourage stock ownership and proprietary interest by such persons. The Plan provides for the grant of (a) options to purchase shares of the Company's common stock at an exercise price no less than 100% of the estimated fair market value of the Company's common stock; (b) stock appreciation rights (SAR) representing the right to receive a payment, in cash, shares of common stock, or a combination thereof, equal to the excess of the fair market value of a specified number of shares of the Company's common stock on the date the SAR is exercised over the fair market value of such shares on the date the SAR was granted; or (c) stock awards made or valued, in whole or in part, by reference to shares of common stock. Options are granted under the Plan with various vesting provisions up to five years, including time based and/or performance based vesting periods. Stock options currently outstanding become exercisable and expire at various dates through December 2012. Options expire ten years after the date of grant. As of December 31, 2002, no SAR's or stock purchase awards had been granted. The Plan authorizes the issuance of up to 4,751,356 shares of common stock. The Plan expires in January 2009.

         On December 15, 2000 all non-employee members of the Board of Directors were granted options under the Plan to purchase shares of common stock. Three members were granted options to purchase 25,000 shares at an exercise price of $1.07 per share, the then current market price. These options vested as to 33% on the grant date and the remaining 67% in two equal installments, commencing one year after the date of grant.

         In 2001, two members of the Board of Directors were each granted options under the Plan to purchase 150,000 shares of common stock, at an exercise price of $1.07 per share, the then current market price. The options vest as follows: 30,000 shares on the date of grant, 45,000 shares on the first anniversary, and the remaining 75,000 shares thereafter in eight equal quarterly installments. This grant represented 25,000 options for service as board members consistent with the grant above made to the other non-employee directors, 25,000 options for additional board member service for participation in the Company's strategic review, divestiture assessment and operational re-engineering and 100,000 options for additional consulting service beyond their status as board members for participation in the Company's strategic review, divestiture assessment and operational re-engineering. The Company therefore recognizes compensation expense for 100,000 shares of each option grant using variable stock option accounting.
         Based on the fair value of the options using the Black-Scholes option pricing model, the Company recorded stock compensation expense totaling $141,000 and $305,000 for the years ended December 31, 2002 and 2001, respectively, as a component of other operating costs in the accompanying Consolidated Statements of Operations. Unearned stock compensation totaled $33,000 and $128,000 at December 31, 2002 and 2001, respectively, as a component of shareholders' equity in the accompanying Consolidated Balance Sheets. The fair value of the remaining non-vested compensatory options at December 31, 2002 and 2001 were $3.11 and $2.75 per option respectively, based on the Black-Scholes option-pricing model with the following assumptions; expected volatility of 58% and 59%, a risk free interest rate of 3.82% and 4.00%, and an expected life of 10 years. These options are subject to re-measurement at the end of each reporting period based on changes in the fair value of the common stock until vesting is complete pursuant to each option agreement.

(B)      1995 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN
         The Company's 1995 Non-Employee Director Stock Option Plan (the NEDP) was adopted by the Board of Directors on November 30, 1994. Under the NEDP, directors of the Company who are not employees of the Company or its subsidiaries may be granted options to purchase 1,500 shares of common stock of the Company during the fourth quarter of each year commencing with fiscal year 1995. Options for the purchase of up to 112,500 shares of common stock may be granted under the NEDP and the Company will reserve the same number of shares for issuance. The options available for grant are automatically increased to the extent any granted options expire or terminate unexercised. The last awards under the NEDP were in October 2000. As of December 31, 2002 and 2001, 39,750 options were outstanding.

(C)      OPTIONS ISSUED OUTSIDE THE PLANS
         On June 4, 2002, as ratified by the shareholders at the Company's annual meeting, the Company granted 250,000 stock options at an exercise price of $2.48 per share to a member of the Board of Directors. All of the options were fully vested on the grant date, June 4, 2002. This grant represented 60,000 options for service as a board member consistent with a similar grant to the other board members in December 2001, and 190,000 options as an inducement to join the board. The Company immediately recognized a total of $525,000 in compensation expense consisting of $478,800 based on the fair value of the options using the Black-Scholes option pricing model for the 190,000 options and $46,200 for the 60,000 options based on the difference between the current market price of the stock on the grant date and the exercise price.

         During 2001, the Company issued options outside its stock plans. In January 2001, in conjunction with his joining the Company, the Chairman and Chief Executive Officer was granted options to purchase 750,000 shares of common stock at $1.31 per share, the then current market price. The options vest as follows: 100,000 on January 10, 2002 and the remaining 650,000 options vest ratably in eight equal quarterly installments, commencing June 30, 2002. In March 2001, in conjunction with his joining the Company, the President and Chief Operating Officer was granted options to purchase 700,000 shares of the Company's common stock at $1.19 per share, the then current market price. The options vest as follows: 100,000 on March 30, 2002 and the remaining 600,000 options vest ratably in eight equal quarterly installments, commencing June 30, 2002. As of December 31, 2002, 668,750 of these options granted to these two officers, were exercisable.

                       HMS HOLDINGS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(D)      SUMMARY OF OPTIONS
         Presented below is a summary of the Company's options for the years ended December 31, 2002 and 2001, the two months ended December 31, 2000, and the year ended October 31, 2000 (in thousands):

                                       Year Ended             Year Ended             Two Months Ended         Year Ended
                                   December 31, 2002       December 31, 2001       December 31, 2000       October 31, 2000
                                 ------------------------------------------------------------------------------------------
                                             Weighted                Weighted                Weighted               Weighted
                                              average                average                 average                average
                                             exercise                exercise                exercise               exercise
                                  Shares       price       Shares     price       Shares      price       Shares     price
                                 ------------------------------------------------------------------------------------------
Outstanding at
     beginning of period           5,782       $2.76       3,686      $4.81        2,869      $6.06       3,336      $6.85
     Granted                       1,448        3.32       3,376       1.68          925       1.07         536       4.79
     Exercised                      (503)       1.42         (61)      1.15            -          -         (67)      4.59
     Cancelled                    (1,102)       4.66      (1,219)      6.07         (108)      5.95        (936)      8.22
---------------------------------------------------------------------------------------------------------------------------
Outstanding at
     end of period                 5,625       $2.65       5,782      $2.76        3,686      $4.81       2,869      $6.06
===========================================================================================================================
Weighted average fair value of
     options granted (Black-Scholes)           $1.82                  $0.89                   $0.56                  $4.74
                                          =================================================================================



         The following table summarizes information for stock options outstanding at December 31, 2002 (in thousands):

                         Number          Weighted          Weighted                         Weighted
      Range of       outstanding          average          average                          average
     exercise            as of           remaining         exercise          Number         exercise
      prices        December 31,2002   contractual life     price          exercisable       price
----------------------------------------------------------------------------------------------------
       $1.07               624            7.96             $1.07              549            $1.07
        1.19               700            8.24              1.19              325             1.19
    1.27-  1.31            825            8.05              1.31              385             1.31
    1.50-  2.47            466            8.56              1.74              216             1.69
        2.48             1,111            9.06              2.48              822             2.48
    2.82-  3.41          1,073            9.95              3.39              339             3.41
    3.95- 23.00            826            5.97              6.19              411             6.75
---------------------------------------------------------------------------------------------------
   $1.07-$23.00          5,625            8.36             $2.65            3,047            $2.56
===================================================================================================

(E)      EMPLOYEE STOCK PURCHASE PLAN
         On May 28, 1993, the Board of Directors adopted the Health Management Systems, Inc. Employee Stock Purchase Plan (the ESPP). The purpose of the ESPP was to provide a method whereby all eligible employees of the Company may acquire a proprietary interest in the Company through the purchase of shares of common stock. Under the ESPP, employees may purchase the Company's common stock through payroll deductions. The Company reserved for issuance up to 1,125,000 shares of common stock pursuant to the ESPP.
         At the beginning of each year, participants were granted an option to purchase shares of the Company's common stock at an option price equal to 85% of the fair market value of the Company's common stock on the lower of either the first business day of the plan year or any day within 10 days of the end of each quarter.
         For the years ended December 31, 2002 and 2001, the two months ended December 31, 2000, and the year ended October 31, 2000, employees purchased 49,983, 157,667, none and 46,095 shares, respectively, of common stock pursuant to the ESPP for aggregate consideration of $128,000, $162,000, none and $135,000, respectively.

                       HMS HOLDINGS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         As of December 31, 2002, the ESPP was discontinued as substantially all of the shares reserved for issuance by the Board of Directors had been issued.

12.      CHANGE IN ACCOUNTING PRINCIPLE FOR REVENUE RECOGNITION
         After analyzing the SEC's "Frequently Asked Questions and Answers" bulletin released on October 12, 2000 pertaining to Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), the Company elected early adoption in the fourth quarter of its fiscal year ended October 31, 2000, implementing a change in accounting principle with regard to revenue generated from clients seeking reimbursement from third party payors where the Company's fees are contingent upon the client's collections from third parties. The Company now recognizes revenue pertaining to such clients once the third party payor has remitted payment to the Company's client. This change eliminated unbilled accounts receivable and substantially reduced deferred income tax liabilities. The cumulative effect of this change in accounting principle as of the beginning of the Company's fiscal year 2000 was $22.0 million, net of income tax benefit of $18.2 million.
         As of October 31, 1999, the Company had unbilled accounts receivable of $41.7 million under its historic accounting policy, pre-dating the SEC release of SAB 101. Of this amount, a total of $40.8 million has subsequently completed its cycle and has been included in the Company's revenue and operating results through December 31, 2002, of which $500,000, $12.4 million, $3.3 million and $24.6 million occurred during the years ended December 31, 2002 and 2001, the two months ended December 31, 2000 and the year ended October 31, 2000, respectively. The remaining $900,000 of receivables is for services the Company performed associated with claims for uncollectible bad debts and disproportionate share credits that are in process of settlement through the Medicare cost report appeal procedure. These items have been filed and accepted for processing and are currently pending before the Provider Reimbursement Review Board, one of the final administrative steps in the Medicare cost report appeal process. This process can routinely take several years to complete. These receivables will be invoiced when the Company's clients receive settlements.
         The Consolidated Statements of Operations for the year ended October 31, 2000 and thereafter have been presented in the accompanying financial statements based on this newly adopted revenue recognition policy. The change reduced revenue by $3.0 million and increased net loss by $503,000 for the year ended October 31, 2000, excluding the cumulative effect of the change. The cumulative effect pertaining to this change as of the beginning of the Company's year ended October 31, 2000 is $22.0 million, net of tax benefit. The $22.0 million cumulative effect reflects $41.7 million of unbilled accounts receivable offset by $1.5 million of related direct costs and $18.2 million of income tax benefit.

13.      TRANSACTIONS WITH OFFICERS AND OTHER RELATED PARTIES
         (A)      TRANSACTIONS WITH CHIEF EXECUTIVE OFFICER
         As a condition of joining the Company, the new Chief Executive Officer was provided financing to acquire 550,000 common shares directly from the Company at $1.31 per share, the then current market price. In January 2001, the Company's former Accelerated Claims Processing, Inc. subsidiary, a Delaware corporation, provided this financing, in the form of a full recourse note in the amount of $722,000, bearing interest at the rate of 6.5% per annum, payable in two equal annual installments commencing January 2002. The first installment of $361,000 in principal and $47,000 in interest was received in January 2002. The second and final installment of $361,000 in principal and $23,000 in interest was received in January 2003. The sale of common stock was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of that Act relating to transactions not involving a public offering. Additionally, the Company granted the new Chief Executive Officer stock options to purchase 750,000 shares at $1.31 per share (see Note 11).

(B)      SEPARATION AGREEMENT WITH FORMER CHIEF EXECUTIVE OFFICER
         Pursuant to the terms of a Separation Agreement executed in October 2000, the Company provided separation compensation to the former Chief Executive Officer of $1.5 million and an additional payment of $150,000 in exchange for his non-compete through April 2006. The agreement also provides for full salary continuation for two years at an annual rate of $364,000, a consulting arrangement for $50,000 per year thereafter until April 2006, and health insurance coverage for the related periods. The total charge of $2.7 million related to the separation agreement is presented as Other Charges on the Consolidated Statement of Operations for the year ended October 31, 2000. As of December 31, 2002 and 2001, $214,000 and $550,000, respectively, remained as liabilities pursuant to the terms of the agreement.

                       HMS HOLDINGS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In conjunction with the separation agreement, the former Chief Executive Officer repaid his entire outstanding loan balance to the Company in the amount of $1.5 million in October 2000. Also in conjunction with the separation agreement, the Company purchased 262,666 shares of common stock from the former Chief Executive Officer at $2.09 per share, the then fair market value.

         (C)      RELATED PARTY TRANSACTIONS
         The Company paid approximately $61,000, $171,000 $14,000 and $87,000 for the years ended December 31, 2002 and 2001, the two months ended December 31, 2000, and the year ended October 31, 2000, respectively, in fees to a law firm at which one director of the Company is a senior partner.

14.       RESTRUCTURINGS, DISCONTINUED OPERATIONS AND DIVESTITURES

         STRATEGIC REVIEW
         In late fiscal year 2000, the Company began a strategic examination of its operating businesses and general infrastructure. During the 1990's, the Company's business plan focused on growth through mergers with and purchases of several businesses, such that at the beginning of 2001, the Company was operating two divisions, each containing two business units (or groups). The Revenue Services Division included the Provider Revenue Services Group and the Payor Revenue Services Group. The Software Division included the Decision Support Group and the Payor Systems Group. The Company was incurring operating losses and had not achieved operational synergies or effective marketing and selling opportunities across its operating units. The strategic review was undertaken to implement a focused business plan, divest non-strategic assets and reduce infrastructure and overhead costs.
         As a result of the above, the Company incurred restructuring charges, discontinued operations of two business segments, one through closure and one through sale, and divested certain non-strategic assets as follows:

         (A)      RESTRUCTURINGS
         In October 2000, the Company recorded a restructuring charge of $821,000. This charge was subsequently adjusted by $327,000 in October 2001, to a net charge of $494,000. The net charge consisted of severance costs associated with a reduction in the Company's operations support information technology group (16 employees representing $375,000) and facility costs associated with the consolidation of certain office space ($119,000). As a result of a change in the original estimate regarding the occupancy portion, there remained no liability at December 31, 2001 compared to $442,000 at each of December 31, 2000, and October 31, 2000. Of the $375,000 restructuring charge relating to compensation, no liability remained at December 31, 2001.
         In April 2001, the Company recognized a restructuring charge of $785,000. This charge was subsequently adjusted by $38,000 in November 2001, to a net charge of $747,000. This net charge related to the closure of the Washington, D.C. office, consisting of $198,000 in employee costs (representing 4 employees), $299,000 in office lease and fixed asset costs, and $250,000 for the write-off of an initial fee paid for a third party liability recovery system which the Company had determined would not be put into use. Of the total restructuring charges, $103,000 and $269,000 remained as accrued liabilities at December 31, 2002 and 2001 respectively.
         In December 2001, the Company recognized a restructuring charge of $1.8 million consisting of $1.3 million for facility costs associated with reducing the amount of space the Company occupies at its headquarters in New York City, and $500,000 for severance costs associated with reducing 20 employees in the information technology and facilities maintenance departments. During 2002, the Company paid out $500,000 for severance costs. Also in December 2002, the Company increased this restructuring charge by $800,000 for additional facilities costs associated with reducing its New York City office space. As of December 31, 2002 and 2001, $2.1 million and $1.8 million respectively, remained as accrued liabilities.

         (B)      DISCONTINUED OPERATIONS OF BUSINESS SEGMENTS
                  (i)      Discontinuance of  Payor Systems Group
         On July 31, 2001, the Company implemented a formal plan to proceed with an orderly closing of its Payor Systems Group (PSG). This decision followed from the notice of contract termination the Company received from the largest customer of PSG, which accounted for 56% of the total revenue in PSG at that time. The Company's formal plan of discontinuance includes provisions for on-going service to existing clients according to the current contract terms while pursuing early release from existing contract relationships or opportunities to assign the contracts to other service providers. As of July 31, 2001 the Company had estimated a pre-tax loss on disposal of $1.6 million, as an

                       HMS HOLDINGS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimate of the future results of operations for PSG until the final cessation of operations, largely reflective of employee severance costs and a general deterioration in operating results as the revenue base declines. As a result of experiencing significant success in exiting various business obligations, the Company reduced its estimated loss to $200,000 as of December 31, 2001. As of December 31, 2002, $85,000 remain as accrued liabilities. In 2002, the Company received a $2.7 million contract termination fee which was not included in the disposal estimate. In addition, the Company reduced the estimated loss on disposal by $448,000, based on actual operating results from 2002. Consequently, the Company recognized income from discontinued operations, in the accompanying financial statements, of $3.1 million in 2002.
         The results of PSG's operations have been reported as discontinued operations in the Consolidated Statements of Operations for all periods presented.
         In April 2001, the Company incurred a restructuring charge of $5.1 million related to PSG, resulting from the decision to discontinue development of its managed care system offering, after considering alternatives to its development partner's notification that it neither wished to purchase PSG nor continue to financially participate in the development of the system. The charge consisted of $3.5 million for the write-off of capitalized software development and equipment, $810,000 for employee severance and consulting costs associated with approximately 60 positions, $678,000 for lease termination costs and leasehold improvement write-offs, and $128,000 in other miscellaneous costs. In July 2001, the Company recognized a net reduction to these restructuring charges resulting from a $635,000 negotiated settlement received from the development partner, and additional lease termination costs of $320,000. Of the total restructuring charges, zero and $422,000 in lease termination and related facility costs remained as liabilities at December 31, 2002 and 2001 respectively, and are reflected in the net liability of discontinued operations.
         Also, during April 2001, as a result of the events leading to the restructuring charge discussed above, the Company recognized an asset impairment charge of $4.6 million relating to the write-off of the goodwill and other intangible assets associated with the Company's prior acquisition of PSG.
                   (ii)    Sale of Decision Support Group
         On December 11, 2001, the Company sold its healthcare decision support software systems and services business, Health Care microsystems, Inc. (HCm), a wholly owned subsidiary, which operated as the Company's Decision Support Group
(DSG) business segment, to HCm's executive management team (Purchaser). The total sale price of $9.8 million consisted of $9.2 million in cash and the assumption of $600,000 of the Company's liabilities by the Purchaser. The net assets sold of $7.0 million, post closing price adjustments of $500,000 and related transaction costs of $400,000 totaled $7.9 million, resulting in a gain of $1.9 million. This gain of $1.9 million is reflected net of income taxes of $312,000, resulting in net gain on sale of discontinued operations of $1.6 million. In 2002, the Company increased the estimated gain on the disposal of this segment by $311,000, resulting from the favorable resolution of certain operating liabilities.
         As a result of the sale of this business segment, DSG has been reflected in the accompanying financial statements as a discontinued operation.
                  (iii)    Discontinued Operations Information
         Results of operations from discontinued operations were as follows (in thousands):

                                       Year Ended                   Two Months Ended                Year Ended
                                   December 31, 2001                December 31, 2000            October 31, 2000
                             ----------------------------    ----------------------------  ------------------------------

                                PSG       DSG      Total       PSG       DSG       Total      PSG       DSG       Total
 Revenue                     $ 8,228   $ 20,727  $ 28,955    $ 1,361   $ 3,186    $ 4,547  $ 11,457  $ 21,781   $ 33,238
                             --------- --------  ---------   --------  -------    -------  --------  --------   --------
 Income (loss) before
   income taxes              $ (8,443) $  3,390  $ (5,053)   $  (148)  $    89    $   (59) $  1,288  $  3,335   $  4,623
 Income tax expense
   (benefit)                        -         -         -        (60)       36        (24)      548     1,419      1,967
                             --------- --------  ---------   --------  -------    -------- --------  --------   --------
 Income (loss) from
   discontinued
   operations                $ (8,443) $  3,390  $ (5,053)   $   (88)  $    53    $   (35) $    740  $  1,916   $  2,656
                             ========= ========  =========   ========  ========   ======== ========  =========  ========


                       HMS HOLDINGS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Assets and liabilities of the discontinued operations were as follows (in thousands):

                                   December 31, 2002             December 31, 2001
                               --------------------------  ----------------------------

                               PSG    DSG      Total          PSG       DSG     Total

Current assets                 $ -    $ -       $ -          $852       $ -      $852
Current liabilities            (85)     -       (85)       (1,691)        -    (1,691)
                              ------  ---      -----       -------      ---    -------
    Net current liabilities   ($85)   $ -      ($85)        ($839)      $ -     ($839)
                              =====   ===      =====       =======      ===    =======
Property and equipment         $ -    $ -       $ -           $78       $ -       $78
Capitalized software costs       -      -         -           191         -       191
                              ----    ---      ----        ------       ---    ------
    Net noncurrent assets      $ -    $ -       $ -          $269       $ -      $269
                              ====    ===      ====        ======       ===    ======


         (C)      DIVESTITURES
                  (i) Sale of Electronic Transaction Processing Business Effective January 1, 2001, the Company sold its electronic transaction processing (EDI) business, consisting of substantially all of the assets of the Company's wholly owned subsidiary, Quality Medi-Cal Adjudication, Incorporated, and certain of the assets of its wholly owned subsidiary, Health Receivables Management, Inc., to Medi, Inc. (Medi), a privately held entity. The total sale price of $3.0 million consisted of: (i) $450,000 in cash at closing, (ii) a one-year secured promissory note in the principal amount of $275,000 and, (iii) $2.3 million of service credits. The Company applies these service credits against invoices for services rendered by Medi to the Company pursuant to a services agreement entered into between the parties at the time of closing. For the years ended December 31, 2002 and 2001, the Company utilized service credits of $1.1 million and $1.2 million, respectively. The Company's EDI business generated revenue and net loss of $4.0 million and $200,000, respectively, during the year ended December 31, 2000. The net assets sold and related transaction costs totaled $3.1 million, resulting in a loss on sale of assets of $61,000.
                  (ii)     Sale of CDR Associates, Inc.
         In July 2001, the Company sold substantially all of the assets of CDR Associates, Inc. (CDR), a formerly wholly owned subsidiary, to CDR Associates, L.L.C., a Delaware limited liability corporation, principally owned by the former management team of CDR. The total sales price of $3.2 million consisted of $2.9 million in cash at closing and $280,000 in four scheduled payments to be made over the next seven months. The net assets sold of $1.3 million and related transaction costs of $200,000, totaled $1.5 million, resulting in a gain on the sale of assets of $1.7 million. The Company's CDR business generated revenue and net income of $2.3 million and $500,000, respectively, during the year ended December 31, 2001, through the date of sale. During the year ended October 31, 2000, the Company's CDR business generated revenue and net income of $2.8 million and $400,000, respectively. During the two months ended December 31, 2000, the Company's CDR business generated revenue and net loss of $500,000 and $100,000, respectively.

                       HMS HOLDINGS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



15.      COMMITMENTS
(A)      LEASE COMMITMENTS
         The Company leases office space data processing equipment and software licenses under operating leases that expire at various dates through 2013. The lease agreements provide for rent escalations. Rent expense, net of sublease income, for the years ended December 31, 2002 and 2001, the two months ended December 31, 2000 and the year ended October 31, 2000 was $4.5 million, $4.5 million, $986,000 and $7.9 million, respectively. Sublease income was $1.1 million, $1.0 million, $175,000 and $826,000 for the years ended December 31, 2002 and 2001, the two months ended December 31, 2000, and the year ended October 31, 2000, respectively. Minimum annual lease payments to be made and sublease payments to be received for each of the next five years ending December 31 and thereafter are as follows (in thousands):

          Year                   Payments          Sublease Receipts
          --------------- --- --------------- --- ---------------------
          2003            $        6,011      $               1,941
          2004                     5,700                      2,227
          2005                     4,941                      2,273
          2006                     4,100                      1,454
          2007                     3,670                        952
          Thereafter              19,280                      3,233
          --------------- --- --------------- --- ---------------------
          Total           $       43,702      $              12,080
          --------------- --- --------------- --- ---------------------

(B)      LEGAL
         (I)      HHL FINANCIAL SERVICES
         On June 28, 1998, eight holders of promissory notes (the Notes) of HHL Financial Services, Inc. (HHL) commenced a lawsuit against us and others in the Supreme Court of the State of New York, County of Nassau, alleging various breaches of fiduciary duty between 1990 and 1996 against HHL (the first cause of action) and that defendants intentionally caused HHL's default under the Notes (the second cause of action). The complaint alleges that the defendants caused HHL to make substantial unjustified payments to us which, ultimately, led to defaults on the Notes and to HHL's filing for Chapter 11 bankruptcy protection in 1997. The plaintiffs are seeking damages in the amount of $2.3 million (for the unpaid notes) plus interest. As a result of motion practice before the Bankruptcy Court, the breach of fiduciary duty claim was dismissed. A motion to dismiss the remaining cause of action, for tortious interference with contract, was denied by the New York Supreme Court, and an appeal was taken. On March 3, 2003, the Appellate Division Second Department affirmed the lower Court's decision holding that the Complaint pleaded a cognizable cause of action for tortious interference. We will now answer the Complaint, and both sides will engage in discovery. We intend to continue our vigorous defense of this lawsuit. Management believes the risk of loss is not probable and accordingly has not recognized any accrued liability for this matter. Although the outcome of this matter cannot be predicted with certainty, we believe that any liability that may result will not, in the aggregate, have a material adverse effect on our financial position or cash flows, although it could be material to our operating results in any one accounting period.

     (II)     SUBPOENA FROM THE UNITED STATES ATTORNEY'S OFFICE
         On January 31, 2003, the Company announced that it had received a subpoena issued under the Health Insurance Portability and Accountability Act of 1996 from the United States Attorney's Office for the Southern District of New York in connection with an investigation relating to possible Federal health care offenses. The subpoena seeks the production of certain documents from January 1982 to present relating to medical reimbursement claims submitted by the Company to Medicare, Medicaid and other federal healthcare programs, particularly on behalf of a significant client of Accordis. At this point in the investigation, the United States Attorney's Office has not filed any complaint asserting any violations of law.
         The Company is cooperating fully with the investigation and is in the process of assembling and producing the documents called for by the subpoena. The Company's board of directors has appointed a special committee to oversee the Company's response to the investigation.
         The Company is not able to give any assurances as to the duration or outcome of the investigation or as to the effect that any proceedings that may be brought by the government may have on the Company's financial

                       HMS HOLDINGS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

condition or results of operations. The initiation of proceedings against the Company, even if the Company is ultimately successful in defending itself, could have a material adverse effect on the Company's business. Over the near term, the Company anticipates that revenue and expense levels will be adversely affected as management undertakes to comply with the demands of data gathering and review of the matters covered by the subpoena.
         Other legal proceedings, including claims and assertions against the Company, to which the Company is a party, in the opinion of the Company's management, are not expected to have a material adverse effect on the Company's financial position, results of operations, or liquidity.

16.      SEGMENT AND GEOGRAPHICAL INFORMATION
         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of An Enterprise and Related Information." SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and in interim financial reports issued to stockholders.
         (A)      SEGMENT INFORMATION
         Accordis offers hospitals and other healthcare providers a comprehensive array of technology-based revenue cycle services. These services include identifying third-party resources, submitting timely and accurate bills to third-party payors and patients, recovering and properly accounting for the amounts due, and securing the appropriate cost-based reimbursement from entitlement programs. Clients may use one or more services, or outsource the entirety of their business office operations to the Company. Health Management Systems offers state Medicaid and other government agencies that administer health care entitlement programs a broad range of services that are designed to identify and recover amounts that should have been the responsibility of a third party, or that were paid inappropriately. Further, by assisting these agencies in properly accounting for the services that they deliver, the Company also helps to insure that they receive the full amount of entitlement program funding to which they are entitled. The Company measures the performance of its operating segments through "Operating Income" as defined in the accompanying Consolidated Statements of Operations.

                       HMS HOLDINGS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                          Total                 Health
                                                        Holdings,               Manage-
                                                       continuing                ment
(in thousands)                                         operations   Accordis    Systems    Corporate
----------------------------------------------------------------------------------------------------
    Year ended December 31, 2002
Revenue                                                 $68,614     $36,331    $32,283     $       -
Operating loss                                           (3,042)     (7,641)     4,599             -
Total assets                                             61,666      16,637     10,827        34,202
Goodwill                                                  5,679       4,596      1,083             -
Depreciation and amortization                             2,518       1,327      1,191             -
Capital expenditures and software capitalization          3,429       1,923      1,506             -
----------------------------------------------------------------------------------------------------
    Year ended December 31, 2001
Revenue                                                  58,748      31,329     27,419             -
Operating loss                                          (18,070)    (14,610)    (3,460)            -
Total assets                                             60,394      16,210     10,222        33,962
Goodwill                                                  5,679       4,596      1,083             -
Depreciation and amortization                             2,550       1,456      1,094             -
Capital expenditures and software capitalization          3,444       2,564        880             -
----------------------------------------------------------------------------------------------------
        Two months ended December 31, 2000
Revenue                                                   9,207       5,474      3,733             -
Operating loss                                           (1,688)     (1,408)      (280)            -
Total assets                                             60,823      25,223     13,106        22,494
Goodwill                                                  7,366       4,823      2,543             -
Depreciation and amortization                               452         271        181             -
Capital expenditures and software capitalization            269         194         75             -
----------------------------------------------------------------------------------------------------
     Year ended October 31, 2000
Revenue                                                  64,849      42,562     22,287             -
Operating income (loss)                                 (11,671)     (7,929)    (3,742)            -
Total assets                                             64,882      25,582     14,306        24,994
Goodwill                                                  7,425       4,862      2,563             -
Depreciation and amortization                             2,590       1,877        713             -
Capital expenditures and software capitalization         $3,363      $2,082     $1,281       $     -
----------------------------------------------------------------------------------------------------






         Total HMS assets presented above, do not include the assets of the discontinued operations which are separately disclosed on the face of the accompanying Consolidated Balance Sheets.

         Assets, including prepaid expenses, property and equipment and goodwill have been allocated to identified segments based upon actual usage, occupancy or other correlations with operating metrics. Other corporate assets, including cash, short-term investments and deferred tax assets, are shown in the corporate category. Prior years amounts include reclassifications to conform to the Company's current methodology.

         (B)      GEOGRAPHIC INFORMATION
         The Company operates within the continental United States.

         (C)      MAJOR CUSTOMERS
         The Company's largest client is the Los Angeles County Department of Health Services in California. This client accounted for 14%, 12%, 7% and 11% of the Company's total revenue in the fiscal years ended December 31, 2002 and 2001, the two months ended December 31, 2000 and the fiscal year ended October 31, 2000. The loss of this customer would have a material adverse effect on Accordis and HMS Holdings Corp. The Company provides the County (or designated facilities within the County) with, among other services, secondary third-party

                       HMS HOLDINGS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


resource identification and recovery services, commercial insurance billing services, Medi-Cal billing and follow-up services, and financial management and consulting services relating to both inpatient and outpatient accounts. Either party may terminate the agreement with or without cause upon 30 days written notice, except that financial management and consulting services require 90 days written notice of termination. The Company provides services to this client pursuant to a contract awarded in June 1999 for a one-year period with three annual automatic renewals through June 2003. Although the Company cannot be assured that the contract will be renewed after June 2003, we have been providing services to this client for more than twenty years.

         (D)      CONCENTRATION OF REVENUE
         The clients constituting the Company's 10 largest clients change periodically. The concentration of revenue in such accounts was 56%, 51%, 57% and 51% of the Company's revenue in the fiscal years ended December 31, 2002 and 2001, the two months ended December 31, 2000 and the fiscal year ended October 31, 2000, respectively. In many instances, the Company provides its services pursuant to agreements subject to competitive re-procurement. All of these agreements expire between 2003 and 2007. The Company cannot provide assurance that any of these agreements will be renewed and, if renewed, that the fee rates will be equal to those currently in effect.

17.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         The table below summarizes the Company's unaudited quarterly operating results for its last two fiscal years.



 (in thousands, except per share amounts)       First        Second         Third        Fourth
          Year ended December 31, 2002         Quarter       Quarter       Quarter       Quarter
-------------------------------------------------------------------------------------------------
 Revenue                                      $ 16,870      $ 16,744      $ 17,024      $ 17,976
 Operating income (loss)                          (878)       (1,889)          204          (479)
 Discontinued operations, net                     --           2,900          --             560
 Net income (loss)                                (719)        1,141           328           185
 Basic and diluted income (loss) per share    $  (0.04)     $   0.06      $   0.02      $   0.01
-------------------------------------------------------------------------------------------------
          Year ended December 31, 2001
 Revenue                                      $ 14,515      $ 15,645      $ 14,267      $ 14,321
 Operating loss                                   (756)       (1,349)       (8,341)       (7,624)
 Discontinued operations, net                      927        (4,880)         (862)        1,149
 Net income (loss)                                 524        (5,618)       (5,073)       (9,297)
 Basic and diluted income (loss) per share    $   0.03      $  (0.31)     $  (0.28)     $  (0.52)
-------------------------------------------------------------------------------------------------

         (a) In the second quarter of 2002, the Company's discontinued operation, PSG, recorded income from operations of $2.9 million, primarily as the result of a termination fee received from a former customer of the PSG, which was not included in the prior disposal estimate. PSG's operating results are presented as discontinued operations for all periods presented, see Note 14.
         (b) In the fourth quarter of 2002, the Company's discontinued operation, PSG, recorded income from operations of $247,000, primarily resulting from lower than estimated disposal costs. Additionally, the Company's discontinued operation, DSG, recorded income from operations of $313,000 reflecting lower than estimated closing costs. PSG and DSG's operating results are presented as discontinued operations for all periods presented, see Note 14.
         (c) In the second quarter of 2001, the Company recorded a restructuring charge of $785,000, see Note 14. Additionally, in the second quarter, the Company's discontinued operation, PSG, incurred a restructuring charge of $5.1 million and recognized an asset impairment charge of $4.6 million. PSG's operating results are presented as discontinued operations for all periods presented, see
             Note 14.
         (d) In the third quarter of 2001, the Company discontinued the PSG business segment and recorded an estimated pre-tax loss on disposal of $1.6 million. This amount was subsequently reduced in the fourth quarter to $200,000. PSG's operating results are presented as discontinued operations for all periods presented, see Note 14. Additionally, the Company (i) sold its CDR business, resulting in a gain on sale of assets of $1.7 million, see Note 14, (ii) recorded bad debt expense of $2.7 million related to accounts receivable from the District of Columbia, see Note 3, (iii) recorded a write-off of capitalized software costs of $1.5 million, and (iv) incurred a charge of $1.6 million for external software commitments that were no longer of value to the Company.

                       HMS HOLDINGS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         (e) In the fourth quarter of 2001, the Company (i) recorded a restructuring charge of $1.8 million, see Note 14, (ii) recorded a goodwill impairment charge of $1.3 million related to its Global line of business, see Note 6 and (iii) disposed of the DSG business segment, resulting in a gain on sale of discontinued operation of $1.6 million, net of tax. DSG's operating results are presented as discontinued operations for all periods presented, see Note 14.

                       HMS HOLDINGS CORP. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFING ACCOUNTS
                                 (in thousands)



Allowance for doubtful accounts:

Balance, October 31, 1999              $1,345
         Provision                         92
         Recoveries                         -
         Charge-offs                     (277)
                                  -------------
Balance, October 31, 2000               1,160
         Provision                         12
         Recoveries                         -
         Charge-offs                        -
                                  -------------
Balance, December 31, 2000              1,172
         Provision                      2,792
         Recoveries                         -
         Charge-offs                     (623)
                                  -------------
Balance, December 31, 2001              3,341
         Provision                        311
         Recoveries                        16
         Charge-offs                     (301)
                                  -------------
Balance, December 31, 2002             $3,367
                                  -------------

                       HMS HOLDINGS CORP. AND SUBSIDIARIES
                                  EXHIBIT INDEX



EXHIBIT
NUMBER                                           DESCRIPTION
------                                           -----------

2 Agreement and Plan of Merger, dated as of December 16, 2002, among Health Management Systems, Inc., HMS Holdings Corp. and HMS Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to No. 1 ("Amendment No. 1") to HMS Holdings Corp.'s Registration Statement on Form S-4, File No. 333-100521 (the "Form S-4"))

3.1 Restated Certificate of Incorporation HMS Holdings Corp. (Incorporated by reference to Exhibit 3.1 to Amendment No. 1)

3.2 By-laws of HMS Holdings Corp. (Incorporated by reference to Exhibit 3.2 to the Form S-4)

10.1 Health Management Systems, Inc. Employee Stock Purchase Plan, as amended (Incorporated by reference to Exhibit 10.2 to the January 1994 Form 10-Q and to Exhibit 10.1 to Health Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended January 31, 1995 (the "January 1995 Form 10-Q"))

10.2 Health Management Systems, Inc. 1995 Non-Employee Director Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the January 1995 Form 10-Q)

10.3 Health Management Systems, Inc. Profit Sharing Plan (Incorporated by reference to Exhibit 10.3(iv) to Health Management Systems, Inc.'s Annual Report on Form 10-K for the year ended October 31, 1995 (the "1995 Form 10-K"))

10.4 Health Management Systems, Inc. Profit Sharing Plan, as amended (Incorporated by reference to Exhibit 10.3(vi) to the 1995 Form 10-K)

10.5 Health Management Systems, Inc. 1999 Long-Term Incentive Stock Plan (Incorporated by reference to Exhibit 4 to Health Management Systems, Inc.'s Registration Statement on Form S-8, File No. 333-77121)

10.6 Employment Agreement, dated as of October 2, 2000, between Health Management Systems, Inc. and William F. Miller III (Incorporated by reference to Exhibit 10.17(i) to Health Management Systems, Inc.'s Annual Report on Form 10-K for the year ended October 31, 2000 (the "2000 Form 10-K"))

10.7 Restricted Stock Purchase Agreement for 550,000 Common Shares dated January 10, 2001, between Health Management Systems, Inc. and William
         F. Miller III (Incorporated by reference to Exhibit 10.17(ii) to the 2000 Form 10-K)

10.8 Pledge Agreement, dated January 10, 2001, between Accelerated Claims Processing, Inc. and William F. Miller III (Incorporated by reference to Exhibit 10.17(iii) to the 2000 Form 10-K)

10.9 Promissory note, dated January 10, 2001, in the principal amount of $721,875 between William F. Miller III and Accelerated Claims Processing, Inc. (Incorporated by reference to Exhibit 10.17(iv) to the 2000 Form 10-K)

10.10 Employment Agreement dated as of March 30, 2001 by and between Health Management Systems, Inc. and Robert M. Holster (Incorporated by reference to Exhibit 10.2(i) to Health Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 30, 2001 (the "April 2001 Form 10-Q"))

10.11 Stock Option Agreement dated as of March 30, 2001 by and between Health Management Systems, Inc. and Robert M. Holster (Incorporated by reference to Exhibit 10.2(ii) to the April 2001 Form 10-Q)

10.12 Stay in Place/Separation Agreement, dated October 31, 2000, between Health Management Systems, Inc. and William Lucia (Incorporated by reference to Exhibit 10.12 to Amendment No. 1)

*10.13 Employment Agreement dated as of January 1, 2003 by and between Health Management Systems, Inc. and William C. Lucia

10.14 Agreement for Financial Management Services, dated June 1, 1999, between Health Management Systems, Inc. and the County of Los Angeles (Incorporated by reference to Exhibit 10.13 to Amendment No. 1)

EXHIBIT
NUMBER                                           DESCRIPTION
------                                           -----------
10.15(i) Leases, dated September 24, 1981, September 24, 1982, and January 6, 1986, as amended, between 401 Park Avenue South Associates and Health Management Systems, Inc. (Incorporated by reference to
              Exhibit 10.13 to Health Management Systems, Inc.'s Registration Statement on Form S-1, File No. 33-46446, dated June 9, 1992 and to Exhibit 10.5 to Health Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended January 31, 1994)

10.15(ii)Lease, dated as of March 15, 1996, by and between 387 PAS Enterprises, as Landlord, and Health Management Systems, Inc., as Tenant (Incorporated by reference to Exhibit 10.2 to Health Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 1996 (the "July 1996 Form 10-Q"))

10.15(iii)    Fifth Amendment, dated May 30, 2000 to the lease for the entire eighth, ninth, and tenth floors and part of the eleventh and twelfth floor between 401 Park Avenue South Associates, LLC and
              Health Management Systems, Inc. (Incorporated by reference to
              Exhibit 10.1 to Health Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000 (the "July 2000
              Form 10-Q"))

10.15(iv)     Sixth Amendment, dated May 1, 2000 to the lease for the entire eighth, ninth, and tenth floors and part of the eleventh and twelfth floor between 401 Park Avenue South Associates, LLC and
              Health Management Systems, Inc. Tenant (Incorporated by reference to Exhibit 10.2 to the July 2000 Form 10-Q)

10.15(v) Seventh Amendment, dated April 1, 2001 to the lease for the entire eighth, ninth, and tenth floors and part of the eleventh floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. Tenant (Incorporated by reference to
              Exhibit 10.1(v) to the April 2001 Form 10-Q)

10.15(vi)     Third Amendment, dated May 30, 2000 to the lease for a portion of the eleventh floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (Incorporated by reference to
              Exhibit 10.3 to the July 2000 Form 10-Q)

10.15(vii)    Fourth Amendment, dated May 1, 2000 to the lease for a portion of the eleventh floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (Incorporated by reference to
              Exhibit 10.4 to the July 2000 Form 10-Q)

10.15(viii)   Fifth Amendment, dated May 1, 2003 to the lease for a portion of the eleventh floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (Incorporated by reference to
              Exhibit 10.1(vi) to the April 2001 Form 10-Q)

10.15(ix)     Fifth Amendment, dated May 30, 2000 to the lease for the fourth floor and the penthouse between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.7 to the July 2000 Form 10-Q)

10.15(x) Sixth Amendment, dated May 1, 2000 to the lease for the fourth floor and the penthouse between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.8 to the July 2000 Form 10-Q)

10.15(xi)     Seventh Amendment, dated March 1, 2001 to the lease for the fourth floor and the penthouse between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.1(iv) to the April 2001 Form 10-Q)

EXHIBIT
NUMBER                                           DESCRIPTION
------                                           -----------

10.16 (i) Sublease Agreement, dated December 23, 1997, between Health Management Systems, Inc. and Shandwick USA, Inc. (Incorporated by reference to Exhibit 10.1 to Health Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended January 31, 1998 (the "January 1998 Form 10-Q"))

10.16(ii)     Consent to Sublease, dated December 23, 1997, by 387 P.A.S.
              Enterprises to the subletting by Health Management Systems, Inc.
              to Shandwick USA, Inc. (Incorporated by reference to Exhibit 10.2 to the January 1998 Form 10-Q)

*10.17 Sublease Agreement, dated as of January 2003, between Health Management Systems, Inc. and Vitech Systems Group, Inc

*21           List of Subsidiaries of HMS Holdings Corp.

*23           Consent of KPMG LLP, independent certified public accountants

*99.1         Certification of Chief Executive Officer

*99.2         Certification of Chief Financial Officer

*        Filed herewith.