Form 10-Q
period 2003-03-31
HMS HOLDINGS CORP
filed 2003-05-15
CIK 1196501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

Commission File Number: 0-50194

HMS HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

New York	11-3656261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer) Identification No.)

401 Park Avenue South, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

(212) 725-7965

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     The number of shares common stock, $.01 par value, outstanding as of April 30, 2003 was 18,257,854.

HMS HOLDINGS CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$23,740	$24,174
Short-term investments	1,100	1,108
Accounts receivable, net	14,282	15,312
Prepaid expenses and other current assets	1,166	1,207

Total current assets	40,288	41,801
Property and equipment, net	4,369	4,912
Goodwill	5,679	5,679
Deferred income taxes, net	8,920	8,920
Other assets	254	354

Total assets	$59,510	$61,666

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$11,181	$13,176

Total current liabilities	11,181	13,176
Other liabilities	704	722

Total liabilities	11,885	13,898

Commitments and contingencies
Shareholders’ equity:
Preferred stock — $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock — $.01 par value; 45,000,000 shares authorized;
19,902,770 shares issued and 18,257,854 shares outstanding at March 31, 2003;
19,885,390 shares issued and 18,276,274 shares outstanding at December 31, 2002;	199	199
Capital in excess of par value	74,940	74,959
Unearned stock compensation	(11)	(33)
Accumulated deficit	(18,215)	(17,820)
Accumulated other comprehensive income	—	8
Treasury stock, at cost; 1,644,916 shares at March 31, 2003 and 1,609,116 shares at December 31, 2002	(9,288)	(9,184)
Note receivable from officer for sale of stock	—	(361)

Total shareholders’ equity	47,625	47,768

Total liabilities and shareholders’ equity	$59,510	$61,666

     See accompanying notes to condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Month Periods ended March 31, 2003 and 2002
(in thousands, except per share amounts)
(unaudited)

	2003	2002

Revenue	$17,758	$16,870

Cost of services:
Compensation	9,870	9,465
Data processing	1,187	1,545
Occupancy	1,485	1,524
Direct project costs	3,335	2,262
Other operating costs	2,373	2,952

Total cost of services	18,250	17,748

Operating loss	(492)	(878)
Net interest income	97	159

Loss before income taxes	(395)	(719)
Income tax benefit	—	—

Net loss	$(395)	$(719)

Basic and diluted loss per share data:
Net loss per share	$(0.02)	$(0.04)

Weighted average common shares outstanding	18,266	18,051

     See accompanying notes to condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the Three Months ended March 31, 2003
(in thousands, except share amounts)
(unaudited)

	Common Stock					Accumulated			Note
			Capital In	Unearned		Other	Treasury Stock		Receivable	Total
	# of Shares	Par	Excess Of	Stock	Accumulated	Comprehensive			from Sale	Shareholders'
	Issued	Value	Par Value	Compensation	Deficit	Loss	# of Shares	Amount	of Stock	Equity

Balance at December 31, 2002	19,885,390	$199	$74,959	($33)	($17,820)	$8	1,609,116	($9,184)	($361)	$47,768
Comprehensive loss:
Net loss	—	—	—	—	(395)	—	—	—	—	(395)
Change in net unrealized appreciation on short-term investments	—	—	—	—	—	(8)	—	—	—	(8)

Total comprehensive loss										(403)
Repayment of note receivable	—	—	—	—	—	—	—	—	361	361
Shares issued under employee stock purchase plan	17,380	—	48	—	—	—	—	—	—	48
Purchase of treasury stock	—	—	—	—	—	—	35,800	(104)	—	(104)
Remeasurement of unearned stock compensation	—	—	(67)	67	—	—	—	—	—	—
Stock compensation expense (credit)	—	—	—	(45)	—	—	—	—	—	(45)

Balance at March 31, 2003	19,902,770	$199	$74,940	($11)	($18,215)	$—	1,644,916	($9,288)	$—	$47,625

See accompanying notes to condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Month Periods ended March 31, 2003 and 2002
(in thousands)
(unaudited)

	2003	2002

Operating activities:
Net loss	$(395)	$(719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	725	602
Provision for doubtful accounts	75	75
Stock compensation expense (credit)	(45)	145
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	955	(2,228)
Decrease in prepaid expenses and other current assets	41	377
Decrease in other assets	100	52
Decrease in accounts payable, accrued expenses and other liabilities	(2,013)	(1,325)

Net cash used in operating activities	(557)	(3,021)

Investing activities:
Purchases of property and equipment	(182)	(450)
Net proceeds from sales of short-term investments	—	10

Net cash used in investing activities	(182)	(440)

Financing activities:
Proceeds from exercise of stock options	—	144
Repayment of note receivable from officer for purchase of common stock	361	361
Purchases of treasury stock	(104)	—
Proceeds from issuance of common stock	48	—

Net cash provided by financing activities	305	505

Net decrease in cash and cash equivalents	(434)	(2,956)
Cash and cash equivalents at beginning of period	24,174	21,020
Cash provided by discontinued operations	—	154

Cash and cash equivalents at end of period	$23,740	$18,218

Supplemental disclosure of non-cash investing and financing activities:
Change in unearned compensation	$(45)	$145

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$14	$75

See accompanying notes to condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Unaudited Interim Financial Information

     The management of HMS Holdings Corp. (the Company) is responsible for the accompanying unaudited interim condensed consolidated financial statements and the related information included in the notes to the condensed consolidated financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments necessary for the fair presentation of the Company’s financial position and results of operations and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

     These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K for such year, as filed with the Securities and Exchange Commission (the SEC).

2. Stock-Based Compensation

     The Company accounts for stock-based compensation under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, the Company has elected to continue following the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and to adopt only the disclosure provision of SFAS No. 123. Accordingly, no employee compensation costs have been recognized for its stock purchase plan and stock option plans. Had compensation costs for the Company’s stock options been determined consistent with the fair value method prescribed by SFAS 123, the Company’s net loss and related per share amounts would have been adjusted to the pro forma amounts indicated below:

		Three Months Ended March 31,

(in thousands, except per share amounts)		2003	2002

Net loss, as reported		$(395)	$(719)
Stock-based employee compensation expense included in reported net loss		-	-
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(474)	(494)

Pro forma net loss		$(869)	$(1,213)

Net loss per basic and diluted share	As reported	$(0.02)	$(0.04)
	Pro forma	$(0.05)	$(0.07)

     The effect presented above by applying the disclosure-only provisions of SFAS 123 may not be representative of the pro forma effect in future years.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

3. Basis of Presentation and Principles of Consolidation

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

     The Company furnishes revenue recovery, business process and business office outsourcing services to healthcare payors and providers. The Company helps clients increase revenue, accelerate collections, and reduce operating and administrative costs. The Company operates two businesses through its wholly owned subsidiaries, Health Management Systems, Inc. (formerly the Payor Services Division) and Accordis Inc. (formerly the Provider Services Division).

(b)	Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(c)	Reclassifications

     Certain reclassifications were made to prior period amounts to conform to the current period presentation.

4. Income Taxes

     For the three months ended March 31, 2003, the Company generated an additional gross deferred tax asset of $158,000 resulting from the Company’s net operating loss of $395,000. Correspondingly, the Company recognized an increase in the valuation allowance related to the realizability of its deferred tax assets in the amount of $158,000. The net deferred tax asset balance was therefore $8.9 million at March 31, 2003 and December 31, 2002. The increase in the valuation allowance was specifically associated with the Company’s net operating loss carryforwards (NOLs), which account for the majority of the Company’s deferred tax assets. The Company believes the available objective evidence, principally its recent taxable losses, creates sufficient uncertainty regarding the realizability of its NOLs that it is more likely than not that some of the NOLs are not realizable. The Company determined the amount of the valuation allowance based on its assessment of the recoverability of the deferred tax assets by projecting future taxable income. The realizability of the Company’s deferred tax assets and the corresponding valuation allowance will be adjusted in the future based on the Company’s actual taxable income results and updated estimates of future taxable income. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of valuation allowance, based on its projection of future operating results.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5. Earnings Per Share

     Basic earnings per share is calculated as net income divided by the weighted average common shares outstanding. Diluted earnings per share is calculated as net income divided by the weighted average common shares outstanding including the dilutive effects of potential common shares, which include the Company’s stock options. For the three months ended March 31, 2003 and 2002, the common stock equivalents are excluded from the weighted average shares as it would be antidilutive to the per share calculation. The diluted weighted average number of shares outstanding for the three months ended March 31, 2003 and 2002 were 19,998,803 and 20,738,351, respectively.

6. Commitments – Legal Proceedings

(a)	HHL Financial Services

     On June 28, 1998, eight holders of promissory notes (the Notes) of HHL Financial Services, Inc. (HHL) commenced a lawsuit against the Company and others in the Supreme Court of the State of New York, County of Nassau, alleging various breaches of fiduciary duty between 1990 and 1996 against HHL (the first cause of action) and that defendants intentionally caused HHL’s default under the Notes (the second cause of action). The complaint alleges that the defendants caused HHL to make substantial unjustified payments to the Company which, ultimately, led to defaults on the Notes and to HHL’s filing for Chapter 11 bankruptcy protection in 1997. The plaintiffs are seeking damages in the amount of $2.3 million (for the unpaid notes) plus interest. As a result of motion practice before the Bankruptcy Court, the breach of fiduciary duty claim was dismissed. A motion to dismiss the remaining cause of action, for tortious interference with contract, was denied by the New York Supreme Court, and an appeal was taken. On March 3, 2003, the Appellate Division Second Department affirmed the lower Court’s decision holding that the Complaint pleaded a cognizable cause of action for tortious interference. The Company will now answer the Complaint, and both sides will engage in discovery. The Company intends to continue its vigorous defense of this lawsuit. Management believes the risk of loss is not probable and accordingly has not recognized any accrued liability for this matter. Although the outcome of this matter cannot be predicted with certainty, the Company believes that any liability that may result will not, in the aggregate, have a material adverse effect on the Company’s financial position or cash flows, although it could be material to its operating results in any one accounting period.

(b)	Subpoena from the United States Attorney’s Office

     On January 31, 2003, the Company announced that it had received a subpoena issued under the Health Insurance Portability and Accountability Act of 1996 from the United States Attorney’s Office for the Southern District of New York in connection with an investigation relating to possible federal health care offenses. The subpoena seeks the production of certain documents from January 1982 to present relating to medical reimbursement claims submitted by the Company to Medicare, Medicaid, and other federal healthcare programs, particularly on behalf of a significant client of Accordis. At this point in the investigation, the United States Attorney’s Office has not filed any complaint asserting any violations of law.

     The Company’s board of directors has appointed a special committee to oversee the Company’s response to the investigation. We continue to cooperate fully with the investigation and have not yet completed the process of producing all the documents called for by the subpoena.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

     The Company is not able to give any assurances as to the duration or outcome of the investigation or as to the effect that any proceedings that may be brought by the government may have on the Company’s financial condition or results of operations. The initiation of proceedings against the Company, even if the Company is ultimately successful in defending itself, could have a material adverse effect on the Company’s business. Over the near term, the Company anticipates that revenue and expense levels will be adversely affected as management undertakes to comply with the demands of document production and review of the matters covered by the subpoena.

     Other legal proceedings to which the Company is a party, in the opinion of the Company’s management, are not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

7. Segment Information

     Accordis offers hospitals and other healthcare providers a comprehensive array of technology-based revenue cycle services. These services include identifying third-party resources, submitting timely and accurate bills to third-party payors and patients, recovering and properly accounting for the amounts due, and securing the appropriate cost-based reimbursement from entitlement programs. Clients may use one or more services, or outsource the entirety of their business office operations to the Company. Health Management Systems offers state Medicaid and other government agencies that administer health care entitlement programs a broad range of services that are designed to identify and recover amounts that should have been the responsibility of a third party, or that were paid inappropriately. Further, by assisting these agencies in properly accounting for the services that they deliver, the Company also helps to ensure that they receive the full amount of entitlement program funding to which they are entitled. The Company measures the performance of its operating segments through “Operating Income” as defined in the accompanying Condensed Consolidated Statements of Operations.

	Total		Health
	HMS		Management
(in thousands)	Holdings	Accordis	Systems	Corporate

As of and for the three months ended March 31, 2003
Revenue	$17,758	$9,099	$8,659	$—
Operating income (loss)	(492)	(1,832)	1,340	—
Total assets	59,510	16,438	9,312	33,760
Goodwill	5,679	4,596	1,083	—
Depreciation and amortization	725	375	350	—
Capital expenditures	182	74	108	—

As of and for the three months ended March 31, 2002
Revenue	16,870	9,024	7,846	—
Operating income (loss)	(878)	(2,076)	1,198	—
Total assets	58,990	17,127	10,498	31,365
Goodwill	5,679	4,596	1,083	—
Depreciation and amortization	602	327	275	—
Capital expenditures	450	206	244	—

     Assets, including prepaid expenses, property and equipment and goodwill have been allocated to identified segments based upon actual usage, occupancy or other correlations with operating metrics. Other corporate assets, including cash, short-term investments, and deferred tax assets, are shown in the corporate category. Prior years amounts include reclassifications to conform to the Company’s current methodology.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8. Impact of Recently Issued Accounting Standards

     In June 2002, the Financial Accounting Standards Board issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 supercedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires that a liability for the cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 will affect the types and timing of costs included in future restructuring programs, if any.

Special Note Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. These statements involve unknown risks, uncertainties and other factors, which may cause our actual results to differ materially, form those implied by the forward looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include those risks identified in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other risks identified in our Form 10-K for the year ended December 31, 2002 and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

     For information regarding our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2002.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     The following table sets forth, for the periods indicated, certain items in our Condensed Consolidated Statements of Operations expressed as a percentage of revenue:

	Three Months Ended March 31,

	2003	2002

Revenue	100.0%	100.0%
Cost of services:
Compensation	55.5%	56.1%
Data processing	6.7%	9.2%
Occupancy	8.4%	9.0%
Direct project costs	18.8%	13.4%
Other operating costs	13.3%	17.5%

Total cost of services	102.7%	105.2%

Operating loss	(2.7)%	(5.2)%
Net interest income	0.5%	0.9%

Loss before income taxes	(2.2)%	(4.3)%
Income tax expense (benefit)	—	—

Net loss	(2.2)%	(4.3)%

     Revenue for the quarter ended March 31, 2003 was $17.8 million, an increase of $888,000 or 5.3% compared to revenue of $16.9 million in the prior year quarter ended March 31, 2002.

     Health Management Systems, which provides third party liability identification and recovery services to state Medicaid agencies, generated revenue of $8.7 million for the three months ended March 31, 2003, an $813,000 or 10.4% increase over revenue for the three months ended March 31, 2002 of $7.8 million. This increase primarily reflected an increase of $1.6 million across the comparable client base reflecting specific non-recurring revenue opportunities with certain clients based on their particular needs, differences in the timing of when client projects were completed in the current year compared with the prior year, and changes in the volume, yields and scope of client projects. Non-recurring revenue opportunities are generally situations where we have an opportunity to earn additional revenue from a client, which we do not expect will recur in the current year or which did not exist in the prior year. In addition, during the current quarter two new state clients accounted for $174,000 in new revenue. These increases were partially offset by a decrease in revenue of approximately $1.0 million associated with one terminated customer relationship.

     Accordis, which provides outsourced business office services for hospitals, generated revenue of $9.1 million for the three months ended March 31, 2003, an increase of $75,000 from $9.0 million for the three months ended March 31, 2002. Revenue for the current year quarter included $646,000 of revenue from three new customers, and a $1.4 million increase with four customers resulting from an expansion in the scope of services provided. Revenue for the current year quarter decreased by $1.2 million across the comparable client base reflecting specific non-recurring revenue opportunities with certain clients based on their particular needs, differences in the timing of when client projects were completed in the current year compared with the prior year, and changes in the volume and yields of client projects. There was also a decrease in the current year quarter in revenue of $755,000 associated with six terminated or inactive customer relationships.

     Compensation expense as a percentage of revenue was 55.5% for the three months ended March 31, 2003 compared to 56.1% for the three months ended March 31, 2002 and for the current quarter was $9.9 million, an increase of $405,000, or 4.3% from the prior year quarter expense of $9.5 million. This increase resulted from an increase in headcount from the comparable prior year period, a general increase in compensation rates and increased costs of fringe benefits. At March 31, 2003, we had 487 employees, compared to 437 employees at March 31, 2002.

     Data processing expense as a percentage of revenue was 6.7% for the three months ended March 31, 2003 compared to 9.2% for the three months ended March 31, 2002 and for the current quarter was $1.2 million, a decrease of $358,000 or 23.2% compared to the prior year quarter expense of $1.5 million. The prior year costs included costs associated with service development and system enhancement and reconfiguration activities that were terminated in the second quarter of 2002.

     Occupancy expense as a percentage of revenue was 8.4% for the three months ended March 31, 2003 compared to 9.0% for the three months ended March 31, 2002 and for both the current quarter and the prior year quarter, was approximately $1.5 million.

     Direct project expense as a percentage of revenue was 18.8% for the three months ended March 31, 2003 compared to 13.4% for the three months ended March 31, 2002 and for the current quarter was $3.3 million, an increase of $1.1 million or 47.4% from the prior year quarter expense of $2.3 million. This increase was principally due to a change in revenue mix in Accordis between the two periods to engagements with a higher subcontractor and other outside vendor content. The increase related to Health Management Systems was consistent with the increase in revenue.

     Other operating costs as a percentage of revenue were 13.3% for the three months ended March 31, 2003 compared to 17.5% for the three months ended March 31, 2002 and for the current quarter were $2.4 million, a decrease of $579,000 or 19.6% compared to the prior year quarter expense of $3.0 million. This decrease: (1) reflects a decrease of $940,000 primarily for consulting and professional service fees associated with a service development initiative and a system reconfiguration effort, both of which were terminated in the second quarter of 2002; (2) reflects a decrease of $190,000 in the expense related to a stock option grant to two members of the Board of Directors; and (3) was partially offset by $627,000 in expenses during the current period primarily for legal fees associated with our response to the subpoena from the United States Attorney’s office.

     Operating loss for the three months ended March 31, 2003 was $492,000 compared to $878,000 for the three months ended March 31, 2002. The Accordis operating loss was $1.8 million for the quarter ended March 31, 2003 compared to an operating loss of $2.1 million in the prior year quarter. Health Management Systems had an operating profit of $1.3 million for the quarter ended March 31, 2003 compared to an operating profit of $1.2 million for the quarter ended March 31, 2002.

     In 2003 and 2002, we did not recognize any income tax benefit against our net losses. We have incurred significant taxable losses the last several years. Most of our deferred income tax assets are in the form of net operating loss carryforwards. A recoverability analysis was performed based on our recent taxable loss history and projections of future taxable operating results.

     Net interest income of $97,000 for the three months ended March 31, 2003 compared with $159,000 for the three months ended March 31, 2002 reflects a shift to shorter-term investments, a reduction in market interest rates and the maturing of certain investments with higher rates of return.

     Net loss was $395,000 in the current year quarter compared with a net loss of $719,000 in the prior year quarter. The $324,000 reduction in loss largely reflects the reduced operating loss at Accordis.

Liquidity and Capital Resources

     Historically, our principal sources of funds are operations and the remaining proceeds from our initial public offering in 1992. At March 31, 2003, our cash and short-term investments and net working capital were $24.8 million and $29.1 million, respectively. Although we expect that operating cash flows will be a primary source of liquidity, the current significant cash and short-term investment balances and working capital position are also fundamental sources of liquidity and capital resources. The current cash and short term investment balances are more than sufficient to meet our short term funding needs that are not met by operating cash flows. Operating cash flows could be adversely effected by a decrease in demand for our services. Our typical customer relationship, however, usually has a duration of several years, such that we do not expect any current decrease in demand. We estimate that we will purchase approximately $2.5 million of property and equipment during 2003, which is consistent with the amounts purchased during recent years. The payments due by period for our contractual obligations, consisting principally of facility lease obligations and equipment rental and software license obligations, are as follows (in thousands):

	Less than
Total	One Year	2-3 Years	4-5 Years	After 5 years

$42,200	$5,933	$10,241	$7,569	$18,457

     We have entered into sublease arrangements for some of our facility obligations and expect to receive the following rental receipts (in thousands):

	Less than
Total	One Year	2-3 Years	4-5 Years	After 5 years

$11,596	$2,013	$4,307	$2,866	$2,410

     For the quarter ended March 31, 2003, cash used in operations was $557,000 compared with cash used in operations of $3.0 million for the prior year quarter. The current year quarter use of cash in operations of $577,000 compared to the net loss of $395,000 includes a decrease in accounts payable, accrued expenses and other liabilities of $2.0 million primarily related to the payment of 2002 year-end bonuses and payments against liabilities for previously recognized restructuring charges, partially offset by a decrease in accounts receivable of $1.0 million reflecting improved collection results and depreciation and amortization expense of $725,000. During the current year quarter, cash used in investing activities was $182,000 reflecting property and equipment purchases. Cash provided by financing activities was $305,000 reflecting $48,000 from the issuance of stock under the employee stock purchase plan and $361,000 from the partial repayment of a note receivable from an officer, which amounts were partially offset by $104,000 used to repurchase our common stock in the open market.

     On May 28, 1997, the Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not in excess of $10,000,000. During the three months ended March 31, 2003, we purchased 35,800 shares on the open market at a total cost of $104,000. Cumulatively since the inception of the repurchase program, we have repurchased 1,644,916 shares having an aggregate purchase price of $9,288,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

     Our holdings of financial instruments are comprised of state government debt. All such instruments are classified as securities available for sale. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily, pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while, at the same time, seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest in the shorter-end of the maturity spectrum or highly liquid investments.

     The table below presents the historic cost basis, and the fair value for the Company’s investment portfolio as of March 31, 2003, and the related weighted average interest rates by year of maturity (in thousands):

	Matures Year Ending	Total	Total
	December 31, 2003	Historical Cost	Fair value

Fixed income governmental securities	$1,100	$1,100	$1,100
Average interest rate	4.15%	4.15%

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

(a)	HHL Financial Services

     On June 28, 1998, eight holders of promissory notes (the Notes) of HHL Financial Services, Inc. (HHL) commenced a lawsuit against us and others in the Supreme Court of the State of New York, County of Nassau, alleging various breaches of fiduciary duty between 1990 and 1996 against HHL (the first cause of action) and that defendants intentionally caused HHL’s default under the Notes (the second cause of action). The complaint alleges that the defendants caused HHL to make substantial unjustified payments to us which, ultimately, led to defaults on the Notes and to HHL’s filing for Chapter 11 bankruptcy protection in 1997. The plaintiffs are seeking damages in the amount of $2.3 million (for the unpaid notes) plus interest. As a result of motion practice before the Bankruptcy Court, the breach of fiduciary duty claim was dismissed. A motion to dismiss the remaining cause of action, for tortious interference with contract, was denied by the New York Supreme Court, and an appeal was taken. On March 3, 2003, the Appellate Division Second Department affirmed the lower Court’s decision holding that the Complaint pleaded a cognizable cause of action for tortious interference. We will now answer the Complaint, and both sides will engage in discovery. We intend to continue our vigorous defense of this lawsuit. Management believes the risk of loss is not probable and accordingly has not recognized any accrued liability for this matter. Although the outcome of this matter cannot be predicted with certainty, we believe that any liability that may result will not, in the aggregate, have a material adverse effect on our financial position or cash flows, although it could be material to our operating results in any one accounting period.

(b)	Subpoena from the United States Attorney’s Office

     On January 31, 2003, we announced that we had received a subpoena issued under the Health Insurance Portability and Accountability Act of 1996 from the United States Attorney’s Office for the Southern District of New York in connection with an investigation relating to possible federal health care offenses. The subpoena seeks the production of certain documents from January 1982 to present relating to medical reimbursement claims submitted by us to Medicare, Medicaid, and other federal healthcare programs, particularly on behalf of a significant client of Accordis. At this point in the investigation, the United States Attorney’s Office has not filed any complaint asserting any violations of law.

     The Company’s board of directors has appointed a special committee to oversee the Company’s response to the investigation. We continue to cooperate fully with the investigation and have not yet completed the process of producing all the documents called for by the subpoena.

     We are not able to give any assurances as to the duration or outcome of the investigation or as to the effect that any proceedings that may be brought by the government may have on our financial condition or results of operations. The initiation of proceedings against us, even if we are ultimately successful in defending them, could have a material adverse effect on our business. Over the near term, we anticipate that revenue and expense levels will be adversely affected as management undertakes to comply with the demands of document production and review of the matters covered by the subpoena.

     Other legal proceedings to which we are a party, in the opinion of our management, are not expected to have a material adverse effect on our financial position, results of operations, or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

     A Special Meeting of our Shareholders was held on February 27, 2003. The 13,263,812 shares of common stock present at the meeting out of a total 18,276,274 shares outstanding and entitled to vote, ratified, by a vote of 13,108,035 shares of common stock for, 107,656 shares against and 48,121 shares abstaining, the Agreement and Plan of Merger, pursuant to which each share of Health Management Systems, Inc. (HMS) common stock was exchanged for common stock of HMS Holdings Corp. and as a result of which HMS Holdings Corp., a New York corporation formed by HMS, became the parent company of HMS.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

     In accordance with SEC Release No. 33-8212, Exhibits 99.1 and 99.2 are to be treated as “accompanying” this report rather than “filed” as part of the report.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by William F. Miller III, Chairman of the Board of Directors and Chief Executive Officer of HMS Holdings Corp.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Philip Rydzewski, Chief Financial Officer of HMS Holdings Corp.

(b)	Reports on Form 8-K

(1)	During the first quarter of 2003, we filed a report on Form 8-K dated as of January 31, 2003.

       Item 5. Other Events:

       Press release issued by us on January 31, 2003.

(2)	During the first quarter of 2003, we also filed a report on Form 8-K/12g-3 dated as of March 3, 2003.

       Item 5. Other Events:

We announced the completion of our reorganization as a holding company. We further announced that our common stock was deemed to be registered under Section 12(g) of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2003		HMS HOLDINGS CORP

(Registrant)

	By:	/s/ William F. Miller III

William F. Miller III
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Philip Rydzewski

Philip Rydzewski
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, William F. Miller, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of HMS Holdings Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I (herein, the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries (collectively, the Company), is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c)	presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s Certifying Officers have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ William F. Miller, III

William F. Miller, III
Chairman and Chief Executive Officer

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Philip Rydzewski, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of HMS Holdings Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I (herein, the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries (collectively, the Company), is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c)	presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s Certifying Officers have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Philip Rydzewski

Philip Rydzewski
Chief Financial Officer