Form 10-Q
period 2003-06-30
HMS HOLDINGS CORP
filed 2003-07-30
CIK 1196501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 0-50194

HMS HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	11-3656261 (I.R.S. Employer) Identification No.)

401 Park Avenue South, New York, New York (Address of principal executive offices)	10016 (Zip Code)

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

     The number of shares common stock, $.01 par value, outstanding as of July 27, 2003 was 18,366,522.

HMS HOLDINGS CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$21,958	$24,174
Short-term investments	100	1,108
Accounts receivable, net	16,474	15,312
Prepaid expenses and other current assets	1,269	1,207

Total current assets	39,801	41,801
Property and equipment, net	3,796	4,912
Goodwill	5,679	5,679
Deferred income taxes, net	8,920	8,920
Other assets	338	354

Total assets	$58,534	$61,666

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$10,900	$13,176

Total current liabilities	10,900	13,176
Other liabilities	782	722

Total liabilities	11,682	13,898

Commitments and contingencies
Shareholders’ equity:
Preferred stock - $.01 par value; 5,000,000 shares authorized; none issued		—
Common stock - $.01 par value; 45,000,000 shares authorized; 19,986,438 shares issued and 18,341,522 shares outstanding at June 30, 2003; 19,885,390 shares issued and 18,276,274 shares outstanding at December 31, 2002;	200	199
Capital in excess of par value	75,064	74,959
Unearned stock compensation	(6)	(33)
Accumulated deficit	(19,117)	(17,820)
Accumulated other comprehensive income	—	8
Treasury stock, at cost; 1,644,916 shares at June 30, 2003 and 1,609,116 shares at December 31, 2002	(9,289)	(9,184)
Note receivable from officer for sale of stock	—	(361)

Total shareholders’ equity	46,852	47,768

Total liabilities and shareholders’ equity	$58,534	$61,666

See accompanying notes to condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Revenue	$17,016	$16,744	$34,774	$33,614

Cost of services:
Compensation	9,619	9,449	19,489	18,916
Data processing	1,190	2,179	2,377	3,725
Occupancy	1,367	1,540	2,852	3,064
Direct project costs	2,959	2,441	6,294	4,692
Other operating costs	2,842	3,024	5,215	5,984

Total cost of services	17,977	18,633	36,227	36,381

Operating loss	(961)	(1,889)	(1,453)	(2,767)
Net interest income	59	130	156	289

Loss from continuing operations before income taxes	(902)	(1,759)	(1,297)	(2,478)
Income tax benefit	—	—	—	—

Loss from continuing operations	(902)	(1,759)	(1,297)	(2,478)
Income from discontinued operations, net	—	2,900	—	2,900

Net income (loss)	$(902)	$1,141	$(1,297)	$422

Basic and diluted earnings per share data:
Loss per share from continuing operations	$(0.05)	$(0.10)	$(0.07)	$(0.14)
Income per share from discontinued operations, net	—	0.16	—	0.16

Net income (loss) per share	$(0.05)	$0.06	$(0.07)	$0.02

Weighted average common shares outstanding	18,284	18,253	18,281	18,152

     See accompanying notes to condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the Six Months Ended June 30, 2003
(in thousands, except share amounts)
(unaudited)

	Common Stock					Accumulated
			Capital In	Unearned		Other
	# of Shares	Par	Excess Of	Stock	Accumulated	Comprehensive
	Issued	Value	Par Value	Compensation	Deficit	Income (Loss)

Balance at December 31, 2002	19,885,390	$199	$74,959	($33)	($17,820)	$8
Comprehensive loss:
Net loss	—	—	—	—	(1,297)	—
Change in net unrealized appreciation on short-term investments	—	—	—	—	—	(8)
Total comprehensive loss
Repayment of note receivable	—	—	—	—	—	—
Shares issued under employee stock purchase plan	17,380	—	48	—	—	—
Exercise of stock options	83,668	1	105
Purchase of treasury stock	—	—	—	—	—	—
Remeasurement of unearned stock compensation	—	—	(48)	48	—	—
Stock compensation expense (credit)	—	—	—	(21)	—	—

Balance at June 30, 2003	19,986,438	$200	$75,064	($6)	($19,117)	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Note
	Treasury Stock		Receivable	Total
			from Sale	Shareholders’
	# of Shares	Amount	of Stock	Equity

Balance at December 31, 2002	1,609,116	($9,184)	($361)	$47,768
Comprehensive loss:
Net loss	—	—	—	(1,297)
Change in net unrealized appreciation on short-term investments	—	—	—	(8)

Total comprehensive loss				(1,305)
Repayment of note receivable	—	—	361	361
Shares issued under employee stock purchase plan	—	—	—	48
Exercise of stock options				106
Purchase of treasury stock	35,800	(105)	—	(105)
Remeasurement of unearned stock compensation	—	—	—	—
Stock compensation expense (credit)	—	—	—	(21)

Balance at June 30, 2003	1,644,916	($9,289)	$—	$46,852

See accompanying notes to condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2003 and 2002
(in thousands)
(unaudited)

	2003	2002

Operating activities:
Net income (loss)	$(1,297)	$422
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from discontinued operations	—	(2,900)
Loss on disposal/impairment of property and equipment	50	612
Depreciation and amortization	1,377	1,190
Provision for doubtful accounts	150	38
Stock compensation expense (credit)	(21)	608
Changes in assets and liabilities:
Increase in accounts receivable	(1,312)	(1,330)
(Increase) decrease in prepaid expenses and other current assets	(62)	462
Decrease in other assets	16	227
Decrease in accounts payable, accrued expenses and other liabilities	(2,216)	(2,773)

Net cash used in operating activities	(3,315)	(3,444)

Investing activities:
Purchases of property and equipment	(311)	(954)
Net proceeds from sales of short-term investments	1,000	1,231

Net cash provided by financing activities	689	277

Financing activities:
Proceeds from exercise of stock options	106	516
Repayment of note receivable from officer for purchase of common stock	361	361
Purchases of treasury stock	(105)	—
Proceeds from issuance of common stock	48	26

Net cash provided by financing activities	410	903

Net decrease in cash and cash equivalents	(2,216)	(2,264)
Cash and cash equivalents at beginning of period	24,174	21,020
Cash provided by discontinued operations	—	3,339

Cash and cash equivalents at end of period	$21,958	$22,095

Supplemental disclosure of non-cash investing and financing activities:
Change in unearned compensation	$(21)	$22

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$18	$131

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

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)		2003	2002	2003	2002

Net income (loss), as reported		$(902)	$1,141	$(1,297)	$422
Stock-based employee compensation expense included in reported net loss		—	—	—	—
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(472)	(586)	(941)	(882)

Pro forma net income (loss)		$(1,374)	$555	$(2,238)	$(460)

Net income (loss) per basic and diluted share	As reported	$(0.05)	$0.06	$(0.07)	$0.02
	Pro forma	$(0.08)	$0.03	$(0.12)	$(0.03)

     The effect presented above by applying the disclosure-only provisions of SFAS 123 may not be representative of the pro forma effect in future years.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

3.	Basis of Presentation and Principles of Consolidation

(a)	Organization and Business

     At a special meeting held on February 27, 2003, the shareholders of Health Management Systems, Inc. approved the creation of a holding company structure. Following that meeting, all the outstanding shares of Health Management Systems, Inc. common stock were exchanged on a one-for-one basis for the shares of common stock of HMS Holdings Corp., the new parent company. The adoption of the holding company structure, pursuant to an Agreement and Plan of Merger approved at the shareholders’ meeting, constituted a reorganization with no change in ownership interests or accounting basis and no dilutive impact to the former shareholders of Health Management Systems, Inc.

     The Company furnishes revenue recovery, business process and business office outsourcing services to healthcare payors and providers. The Company helps clients increase revenue, accelerate collections, and reduce operating and administrative costs. The Company operates two businesses through its wholly-owned subsidiaries, Health Management Systems, Inc. (formerly the Payor Services Division) and Accordis Inc. (formerly the Provider Services Division).

(b)	Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(c)	Discontinued Operations of Business Segment

     During the year ended December 31, 2001, the Company implemented a formal plan to proceed with an orderly closure of the Payor Systems Group (PSG) business unit. In prior periods, PSG had been a separate reportable segment. The current and historical operating results of PSG have been reported as discontinued operations on the accompanying Condensed Consolidated Statements of Operations.

(d)	Reclassifications

     Certain reclassifications were made to prior period amounts to conform to the current period presentation.

4.	Income Taxes

     For the three months and six months ended June 30, 2003, the Company generated additional gross deferred tax assets of $360,000 and $520,000 resulting from the Company’s net operating losses of $902,000 and $1,297,000, respectively. Correspondingly, the Company recognized an increase in the valuation allowance related to the realizability of its deferred tax assets in the amount of $360,000 and $520,000 for the three-month and six month periods ended June 30, 2003. The net deferred tax asset balance was therefore $8.9 million at June 30, 2003 and December 31, 2002. The increase in the valuation allowance was specifically associated with the Company’s net operating loss carryforwards (NOLs), which account for the majority of the Company’s deferred tax assets. The Company believes the available objective evidence, principally its recent taxable losses, creates sufficient uncertainty

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

regarding the realizability of its NOLs that it is more likely than not that some of the NOLs are not realizable. The Company determined the amount of the valuation allowance based on its assessment of the recoverability of the deferred tax assets by projecting future taxable income. The realizability of the Company’s deferred tax assets and the corresponding valuation allowance will be adjusted in the future based on the Company’s actual taxable income results and updated estimates of future taxable income. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of valuation allowance, based on its projection of future operating results.

5.	Earnings Per Share

     Basic earnings per share is calculated as net income divided by the weighted average common shares outstanding. Diluted earnings per share is calculated as net income divided by the weighted average common shares outstanding including the dilutive effects of potential common shares, which include the Company’s stock options. For the three months ended June 30, 2003 and 2002, the common stock equivalents are excluded from the weighted average shares as it would be antidilutive to the per share calculation. The diluted weighted average number of shares outstanding for the three months ended June 30, 2003 and 2002 were 19,692,061 and 19,820,111, respectively. The diluted weighted average number of shares outstanding for the six months ended June 30, 2003 and 2002 were 19,804,179 and 20,609,370, respectively.

6.	Discontinued Operations

     On July 31, 2001, the Company implemented a formal plan to proceed with an orderly closing of PSG. As of July 31, 2001 the Company estimated a pre-tax loss on disposal of $1.6 million but as a result of its success in exiting various business obligations, the Company reduced its estimated loss to $200,000 as of December 31, 2001. In the quarterly period ended June 30, 2002, the Company received a $2.7 million contract termination fee, which was not included in the disposal estimate. In addition, during the quarterly period ended June 30, 2002, the Company reduced the estimated loss on disposal by $200,000, based on actual operating results through that period. Consequently, the Company recognized income from discontinued operations, in the accompanying condensed consolidated financial statements, of $2.9 million during the quarterly period ended June 30, 2002.

7.	Commitments – Legal Proceedings

(a)	HHL Financial Services

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

     The Company’s board of directors has appointed a special committee to oversee the Company’s response to the investigation. The Company continues to cooperate fully with the investigation.

     The Company is not able to give any assurances as to the duration or outcome of the investigation or as to the effect that any proceedings that may be brought by the government may have on the Company’s financial condition or results of operations. The initiation of proceedings against the Company, even if the Company is ultimately successful in defending itself, could have a material adverse effect on the Company’s business. Since the receipt of the subpoena, the Company’s revenue and expense levels have been adversely affected as management undertook to comply with the demands of document production and to review the matters covered by the subpoena. The Company anticipates that it will continue to incur significant legal expenses while the investigation is still ongoing.

     Other legal proceedings to which the Company is a party, in the opinion of the Company’s management, are not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

8.	Segment Information

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

	Total		Health
	HMS		Management
(in thousands)	Holdings	Accordis	Systems	Corporate

As of and for the three months ended June 30, 2003
Revenue	$17,016	$7,736	$9,280	$—
Operating income (loss)	(961)	(2,884)	1,923	—
Total assets	58,534	14,694	12,863	30,977
Goodwill	5,679	4,596	1,083	—
Depreciation and amortization	652	318	334	—
Capital expenditures	129	59	70	—

As of and for the three months ended June 30, 2002
Revenue	$16,744	$8,244	$8,500	$—
Operating income (loss)	(1,889)	(3,347)	1,458	—
Total assets	59,802	16,524	9,394	33,884
Goodwill	5,679	4,596	1,083	—
Depreciation and amortization	588	301	287	—
Capital expenditures	504	300	204	—

As of and for the six months ended June 30, 2003
Revenue	$34,774	$16,841	$17,933	$—
Operating income (loss)	(1,453)	(4,716)	3,263	—
Total assets	58,534	14,694	12,863	30,977
Goodwill	5,679	4,596	1,083	—
Depreciation and amortization	1,377	693	684	—
Capital expenditures	311	133	178	—

As of and for the six months ended June 30, 2002
Revenue	$33,614	$17,268	$16,346	$—
Operating income (loss)	(2,767)	(5,432)	2,665	—
Total assets	59,802	16,524	9,394	33,884
Goodwill	5,679	4,596	1,083	—
Depreciation and amortization	1,190	628	562	—
Capital expenditures	954	506	448	—

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

9.	Impact of Recently Issued Accounting Standards

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

Special Note Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. These statements involve unknown risks, uncertainties and other factors, which may cause our actual results to differ materially, from those implied by the forward looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include those risks identified in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other risks identified in our Form 10-K for the year ended December 31, 2002 and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

     For information regarding our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2002.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

     The following table sets forth, for the periods indicated, certain items in our Condensed Consolidated Statements of Operations expressed as a percentage of revenue:

	Three Months Ended June 30,
	2003	2002

Revenue	100.0%	100.0%
Cost of services:
Compensation	56.5%	56.4%
Data processing	7.0%	13.0%
Occupancy	8.0%	9.2%
Direct project costs	17.4%	14.6%
Other operating costs	16.7%	18.1%

Total cost of services	105.6%	111.3%

Operating loss	(5.6)%	(11.3)%
Net interest income	0.3%	0.8%

Loss from continuing operations before income taxes	(5.3)%	(10.5)%
Income tax benefit	—	—

Loss from continuing operations	(5.3)%	(10.5)%
Income from discontinued operations, net	—	17.3%

Net income (loss)	(5.3)%	6.8%

     Revenue for the quarter ended June 30, 2003 was $17.0 million, an increase of $272,000 or 1.6% compared to revenue of $16.7 million in the prior year quarter ended June 30, 2002.

     Health Management Systems, which provides third party liability identification and recovery services to state Medicaid agencies, generated revenue of $9.3 million for the three months ended June 30, 2003, a $780,000 or 9.2% increase over revenue for the three months ended June 30, 2002 of $8.5 million. This increase primarily reflects a $1.0 million increase in revenue during the current quarter from two state customers resulting from an expansion in the scope of services provided. This increase was partially offset by a $200,000 reduction across the comparable client base reflecting non-recurring revenue opportunities, timing differences, and changes in the volume, yields and scope of client projects.

     Accordis, which provides outsourced business office services for hospitals, generated revenue of $7.7 million for the three months ended June 30, 2003, a decrease of $508,000 from $8.2 million for the three months ended June 30, 2002. Revenue for the current year quarter included $800,000 of revenue from a new customer and a $1.4 million increase with four customers resulting from an expansion in the scope of services provided. Revenue for the current year quarter decreased by $1.8 million across the comparable client base reflecting specific non-recurring revenue opportunities with certain clients based on their particular needs, differences in the timing of when client projects were completed in the current year compared with the prior year, and changes in the volume and yields of client projects including an estimated revenue loss of $1.2 million attributable to processing delays and other impacts of the redirection of operational resources to regulatory matters. See Part II-Item 1. There was also a decrease in the current year quarter in revenue of $900,000 associated with 10 terminated or inactive customer relationships.

     Compensation expense as a percentage of revenue was 56.5% for the three months ended June 30, 2003 compared to 56.4% for the three months ended June 30, 2002 and for the current quarter was $9.6 million, an increase of $170,000, or 1.8% from the prior year quarter expense of $9.4 million. This increase resulted from an increase in headcount from the comparable prior year period, a general increase in compensation rates and increased costs of fringe benefits. At June 30, 2003, we had 490 employees, compared to 443 employees at June 30, 2002. The current year headcount and related compensation expenses reflect a shift to service center employees for the provision of business outsourcing services from higher paid information technology employees engaged in service development initiatives and system enhancement and reconfiguration activities during the prior year.

     Data processing expense as a percentage of revenue was 7.0% for the three months ended June 30, 2003 compared to 13.0% for the three months ended June 30, 2002 and for the current quarter was $1.2 million, a decrease of $1.0 million or 45.4% compared to the prior year quarter expense of $2.2 million. The prior year costs included costs associated with service development and system enhancement and reconfiguration activities that were terminated in the second quarter of 2002.

     Occupancy expense as a percentage of revenue was 8.0% for the three months ended June 30, 2003 compared to 9.2% for the three months ended June 30, 2002 and for the current quarter was $1.4 million, a decrease of $173,000 or 11.2% from the prior year quarter expense of $1.5 million. The reduction in occupancy costs is due to subletting one floor at our New York City headquarters.

     In fiscal years 2002 and 2001, direct project costs as a percentage of revenue were approximately 15% to 16%. The Company has experienced quarterly variations of as much as 2% in that percentage range based on the particular mix of client business in the period. In fiscal year 2003 the Company has attempted to more precisely identify as direct project costs, expenses that were previously classified as other operating costs. As a consequence, the Company expects that in fiscal 2003 direct project costs as a percentage of revenue will be approximately 17% to 18%, subject to quarterly variations comparable to past experience.

     Direct project costs as a percentage of revenue were 17.4% for the three months ended June 30, 2003 compared to 14.6% for the three months ended June 30, 2002 and for the current quarter were $3.0 million, an increase of $518,000 or 21.2% from the prior year quarter expense of $2.4 million. In addition to the discussion above, during the current quarter, the increase related to Accordis was principally due to a change in revenue mix between the two periods to engagements with a higher subcontractor and other outside vendor content and the increase related to Health Management Systems was consistent with the increase in revenue.

     Other operating costs as a percentage of revenue were 16.7% for the three months ended June 30, 2003 compared to 18.1% for the three months ended June 30, 2002 and for the current quarter were $2.8 million, a decrease of $182,000 or 6.0% compared to the prior year quarter expense of $3.0 million. This decrease: (1) reflects a decrease of $800,000 primarily for consulting and professional service fees associated with a service development initiative and a system reconfiguration effort, both of which were terminated in the second quarter of 2002; (2) reflects a decrease of $400,000 in the expense related to certain stock option grants to members of the Board of Directors; (3) the more strict identification of some expenses as direct project costs, as discussed above; and (4) was partially offset by $1.1 million in expenses during the current period primarily for legal fees associated with our response to the subpoena from the United States Attorney’s office.

     Operating loss for the three months ended June 30, 2003 was $961,000 compared to $1.9 million for the three months ended June 30, 2002. The Accordis operating loss was $2.9 million for the quarter ended June 30, 2003 compared to an operating loss of $3.3 million in the prior year quarter. Health Management Systems had an operating profit of $1.9 million for the quarter ended June 30, 2003 compared to an operating profit of $1.5 million for the quarter ended June 30, 2002. The Accordis operating loss in the current year quarter includes $1.1 million for legal fees associated with our response to the subpoena from the United States Attorney’s office.

     Net interest income of $59,000 for the three months ended June 30, 2003, compared with $130,000 for the three months ended June 30, 2002, reflects a shift to shorter-term investments, a reduction in market interest rates and the maturing of certain investments with higher rates of return.

     In 2003 and 2002, we did not recognize any income tax benefit against our net losses. We have incurred significant taxable losses the last several years. Most of our deferred income tax assets are in the form of net operating loss carryforwards. A recoverability analysis was performed based on our recent taxable loss history and projections of future taxable operating results.

     Loss from continuing operations was $902,000 in the current year three-month period compared to a loss of $1.8 million during the prior year period. This reduction in operating loss results from the decreases in costs of operations, as discussed above.

     As more fully discussed in Note 6 of the Notes to the Condensed Consolidated Financial Statements, we reported the results of PSG as a discontinued operation for all periods presented. During the prior year three-month period income from discontinued operations of $2.9 million principally resulted from a termination fee received from a former customer of the PSG, which was not included in the prior disposal estimate.

     Net loss was $902,000 in the current year quarter compared with a net income of $1.1 million in the prior year quarter. This reduction in income is principally due to the prior year period including income from discontinued operations of $2.9 million.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

     The following table sets forth, for the periods indicated, certain items in our Condensed Consolidated Statements of Operations expressed as a percentage of revenue:

	Six Months Ended June 30,
	2003	2002

Revenue	100.0%	100.0%
Cost of services:
Compensation	56.1%	56.2%
Data processing	6.8%	11.1%
Occupancy	8.2%	9.1%
Direct project costs	18.1%	14.0%
Other operating costs	15.0%	17.8%

Total cost of services	104.2%	108.2%

Operating loss	(4.2)%	(8.2)%
Net interest income	0.5%	0.8%

Loss from continuing operations before income taxes	(3.7)%	(7.4)%
Income tax benefit	—	—

Loss from continuing operations	(3.7)%	(7.4)%
Income from discontinued operations, net	—	8.6%

Net income (loss)	(3.7)%	1.2%

     Continuing Operations:

     Revenue for the six months ended June 30, 2003, was $34.8 million, an increase of $1.2 million or 3.5% compared to revenue of $33.6 million for the prior year six month period.

     Health Management Systems, which provides third party liability identification and recovery services to state Medicaid agencies, generated revenue of $17.9 million in the current year six month period, a $1.6 million or 9.7% increase over the prior year six month period revenue of $16.3 million. This increase reflects a $1.1 million increase in revenue during the current quarter from two state customers reflecting an expansion in the scope of services provided and an additional $100,000 of revenue from a new state client. In addition, revenue also increased by $1.3 million reflecting non-recurring revenue opportunities, timing differences, and changes in the volume, yields and scope of client projects. The increase in revenue was partially offset by a $900,000 reduction in revenue from the expiration of one client relationship from the prior year period.

     Accordis, which provides outsourced business office services for hospitals, generated revenue of $16.8 million in the current year six month period, a $434,000 or 2.5% decrease from the prior year period of $17.3 million. Revenue for the current year six month period included $1.3 million of revenue from a new customer, and a $2.7 million increase with four customers resulting from an expansion in the scope of services provided. Revenue for the current year six month period decreased by $2.7 million across the comparable client base reflecting specific non-recurring revenue opportunities with certain clients based on their particular needs, differences in the timing of when client projects were completed in the current year compared with the prior year, and changes in the volume and yields of client projects including an estimated revenue loss of $1.2 million attributable to processing delays and other impacts of the redirection of operational resources to regulatory matters. See Part II-Item 1. There was also a decrease in the current year six month period in revenue of $1.9 million associated with 10 terminated or inactive customer relationships.

     Compensation expense as a percentage of revenue was 56.1% for the six months ended June 30, 2003 compared to 56.2% for the six months ended June 30, 2002 and for the current year six month period was $19.5 million, an increase of $573,000 or 3.0% compared to the prior year six month period. This increase resulted from an increase in headcount from the comparable prior year period, a general increase in compensation rates and increased costs of fringe benefits. At June 30, 2003, we had 490 employees, compared to 443 employees at June 30, 2002. The current year headcount and related compensation expenses reflect a shift to service center employees for the provision of business outsourcing services from higher paid information technology employees engaged in service development initiatives and system enhancement and reconfiguration activities during the prior year.

     Data processing expense as a percentage of revenue was 6.8% for the six months ended June 30, 2003 compared to 11.1% for the six months ended June 30, 2002 and for the current year six month period was $2.4 million, a decrease of $1.3 million or 36.2% compared to the prior year period. The prior year costs included costs associated with service development and system enhancement and reconfiguration activities that were terminated in the second quarter of 2002.

     Occupancy expense as a percentage of revenue was 8.2% for the six months ended June 30, 2003 compared to 9.1% for the six months ended June 30, 2002 and for the current period was $2.9 million, a decrease of $212,000 or 6.9% compared to the prior-year period. The reduction in occupancy costs is due to subletting one floor at our New York City headquarters.

     In fiscal years 2002 and 2001, direct project costs as a percentage of revenue were approximately 15% to 16%. The Company has experienced quarterly variations of as much as 2% in that percentage range based on the particular mix of client business in the period. In fiscal year 2003 the Company has attempted to more precisely identify as direct project costs, expenses that were previously classified as other operating costs. As a consequence, the Company expects that in fiscal 2003 direct project costs as a percentage of revenue will be approximately 17% to 18%, subject to quarterly variations comparable to past experience.

     Direct project costs as a percentage of revenue were 18.1% for the six months ended June 30, 2003 compared to 14.0% for the six months ended June 30, 2002 and for the current year six month period were $6.3 million, an increase of $1.6 million or 34.1% compared to the prior year period. In addition to the discussion above, during the current year six month period, the increase related to Accordis was principally due to a change in revenue mix between the two periods to engagements with a higher subcontractor and other outside vendor content and the increase related to Health Management Systems was consistent with the increase in revenue.

     Other operating costs as a percentage of revenue were 15.0% for the six months ended June 30, 2003 compared to 17.8% for the six months ended June 30, 2002 and for the current year six month period were $5.2 million, a decrease of $769,000 or 12.9% compared to the prior year six month period. This decrease results from: (1) a decrease of $1.5 million primarily for consulting and professional service fees associated with a service development initiative and a system reconfiguration effort, both of which were terminated in the second quarter of 2002; (2) $600,000 of expense in the prior year period related to certain stock option grants to members of the Board of Directors; (3) the more strict identification of some expenses as direct project costs, as discussed above; and (4) and was partially offset by $1.7 million in expenses primarily for legal fees associated with our response to the subpoena from the United States Attorney’s Office.

     Total operating expenses as a percentage of revenue were 104.2% for the six months ended June 30, 2003 compared to 108.2% for the six months ended June 30, 2002 and for the current year six month period were $36.2 million, a decrease of $154,000 or 0.4% compared to the prior year six month period.

     Net interest income of $156,000 for the current year six month period, compared to $289,000 in the prior year six month period, reflects a significant decrease in the prevailing market interest rates along with the maturing of certain investments with a higher rate of return which more than offset an increase resulting from the generally greater average balances in cash and short term investments available during the current period.

     In the current year, we did not recognize any income tax benefit against our losses from continuing operations. This absence of an income tax benefit reflects an increase in our valuation allowance for the recovery of our net deferred income tax assets. We have incurred significant taxable losses the last few years and expect to incur a tax loss during fiscal year 2003. Most of our deferred income tax assets are in the form of net operating loss carryforwards. The recoverability analysis was performed based on our recent taxable loss history and projections of future taxable operating results.

     Loss from continuing operations was $1.3 million in the current year six month period compared to a loss of $2.5 million during the prior year period. This decrease in operating loss results from increased revenues and the decreases in costs of operations, as discussed above partially offset by $1.7 million in expenses primarily for legal fees associated with our response to the subpoena from the United States Attorney’s Office.

     As more fully discussed in Note 6 of the Notes to the Condensed Consolidated Financial Statements, we reported the results of PSG as a discontinued operation for all periods presented. During the prior year six month period income from discontinued operations of $2.9 million principally resulted from a termination fee received from a former customer of the PSG, which was not included in the prior disposal estimate.

     Net loss was $1.3 million for the first six months of fiscal year 2003 or $0.07 per common share compared to a net income of $0.4 million or $0.02 per common share in the prior year six month period. The current year results include a loss from continuing operations of $0.07 per common share compared to a loss from continuing operations of $0.14 per common share and income from discontinued operations of $0.16 per common share in the prior year six month period.

Liquidity and Capital Resources

     Historically, our principal sources of funds are operations and the remaining proceeds from our initial public offering in 1992. At June 30, 2003, our cash and short-term investments and net working capital were $22.1 million and $28.9 million, respectively. Although we expect that operating cash flows will be a primary source of liquidity, the current significant cash and short-term investment balances and working capital position are also fundamental sources of liquidity and capital resources. The current cash and short-term investment balances are more than sufficient to meet our short-term funding needs that are not met by operating cash flows. Operating cash flows could be adversely effected by a decrease in demand for our services. Our typical customer relationship, however, usually has a duration of several years, such that we do not expect any current decrease in demand. We estimate that we will purchase approximately $1.5 million of property and equipment during 2003. The payments due by period for our contractual obligations, consisting principally of facility lease obligations and equipment rental and software license obligations, are as follows (in thousands):

	Less than
Total	One Year	2-3 Years	4-5 Years	After 5 years

$40,697	$3,006	$10,641	$7,770	$19,280

     We have entered into sublease arrangements for some of our facility obligations and expect to receive the following rental receipts (in thousands):

	Less than
Total	One Year	2-3 Years	4-5 Years	After 5 years

$11,110	$971	$4,500	$2,406	$3,233

     For the six month period ended June 30, 2003, cash used in operations was $3.3 million compared with cash used in operations of $3.4 million for the prior year period. The current year period use of cash in operations of $3.3 million compared to the net loss of $1.3 million includes: (a) a decrease in accounts payable, accrued expenses and other liabilities of $2.2 million primarily related to the payment of 2002 year-end bonuses and payments against liabilities for previously recognized restructuring charges, (b) an increase in accounts receivable of $1.3 million reflecting a $650,000 payment that was received late (the first week in July) and the impact of current quarter billings being unusually weighted toward the latter half of the quarter, (c) partially offset by depreciation and amortization expense of $1.4 million. During the current year six month period, cash provided by investing activities was $689,000 reflecting the net proceeds of a matured investment of $1.0 million partially offset by property and equipment purchases of $311,000. Cash provided by financing activities was $410,000 reflecting $48,000 from the issuance of stock under the now inactive employee stock purchase plan, proceeds of $106,000 from the exercise of employee stock options and $361,000 from the final repayment of a note receivable from an officer, which amounts were partially offset by $105,000 used to repurchase our common stock in the open market.

     On May 28, 1997, the Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not in excess of $10,000,000. During the six months ended June 30, 2003, we purchased 35,800 shares on the open market at a total cost of $105,000. Cumulatively since the inception of the repurchase program, we have repurchased 1,644,916 shares having an aggregate purchase price of $9,289,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

     Our holdings of financial instruments are comprised of state government debt. All such instruments are classified as securities available for sale. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily, pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while, at the same time, seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest in the shorter-end of the maturity spectrum of highly liquid investments.

     The table below presents the historic cost basis, and the fair value for the Company’s investment portfolio as of June 30, 2003, and the related weighted average interest rates by year of maturity (in thousands):

	Matures Year
	Ending	Total	Total
	December 31, 2003	Historical Cost	Fair value

Fixed income governmental securities	$100	$100	$100
Average interest rate	1.3%	1.3%

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

     As of June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

     There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     The Company’s board of directors has appointed a special committee to oversee the Company’s response to the investigation. We continue to cooperate fully with the investigation.

     We are not able to give any assurances as to the duration or outcome of the investigation or as to the effect that any proceedings that may be brought by the government may have on our financial condition or results of operations. The initiation of proceedings against us, even if we are ultimately successful in defending them, could have a material adverse effect on our business. Since the receipt of the subpoena, our revenue and expense levels have been adversely affected as management undertook to comply with the demands of document production and to review the matters covered by the subpoena. We anticipate that we will continue to incur significant legal expenses while the investigation is still ongoing.

     Other legal proceedings to which we are a party, in the opinion of our management, are not expected to have a material adverse effect on our financial position, results of operations, or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

     Our Annual Meeting of Shareholders was held on June 4, 2003. The 17,028,712 shares of common stock (Common Stock) present at the meeting out of a then total 18,257,854 shares outstanding and entitled to vote, acted as follows with respect to the following proposals:

     Approved, by a vote of: 15,730,881 shares of Common Stock for and 1,297,831 shares against the election of William F. Miller III as a director; 16,244,727 shares of Common Stock for and 783,985 shares against the election of William W. Neal as a director; 16,404,717 shares of Common Stock for and 623,995 shares against the election of Ellen A. Rudnick as a director; and 16,241,338 shares of Common Stock for and 787,374 shares against the election of Richard H. Stowe as a director. In addition, voting with respect to 623,995 shares of Common Stock was withheld in connection with the election of all of the nominees.

     Ratified, by a vote of 11,134,407 shares of Common Stock for and 760,215 shares against, the proposed amendment to our restated certificate of incorporation to lower from two-thirds to a majority the vote required for shareholders to authorize a merger, consolidation or dissolution or any sale, lease, exchange or other disposition of all or substantially all of our assets;

     Ratified, by a vote of 15,983,524 shares of Common Stock for and 1,016,460 shares against, the proposed amendment to our restated certificate of incorporation to limit directors’ liability;

     Ratified, by a vote of 8,024,711 shares of Common Stock for and 3,885,882 shares against, the proposed amendment to increase the number of Shares of Common Stock available for issuance under our 1999 Long-Term Incentive Stock Plan from 4,751,356 shares to 6,251,356 shares; and

     Ratified, by a vote of 16,686,131 shares of Common Stock for, 320,587 shares against, the selection of KPMG LLP as our independent certified public accountants for the fiscal year ending December 31, 2003.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     In accordance with SEC Release No. 33-8212, Exhibits 32.1 and 32.2 are to be treated as “accompanying” this report rather than “filed” as part of the report.

31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by William F. Miller III, Chairman of the Board of Directors and Chief Executive Officer of HMS Holdings Corp.

31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Philip Rydzewski, Chief Financial Officer of HMS Holdings Corp.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by William F. Miller III, Chairman of the Board of Directors and Chief Executive Officer of HMS Holdings Corp.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Philip Rydzewski, Chief Financial Officer of HMS Holdings Corp.

     (b)  Reports on Form 8-K

(1)	During the second quarter of 2003, we filed a report on Form 8-K dated as of May 6, 2003.

Item 9. Regulation FD Disclosure

Item 7. Financial Statements, Pro Forma Financial Information and Exhibits

Press release issued by us on May 6, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2003		HMS HOLDINGS CORP.
(Registrant)

	By:	/s/ William F. Miller III

William F. Miller III Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Philip Rydzewski

Philip Rydzewski Chief Financial Officer (Principal Financial Officer and Accounting Officer)