Form 10-Q
period 2003-09-30
HMS HOLDINGS CORP
filed 2003-11-06
CIK 1196501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

Commission File Number: 0-50194

HMS HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	11-3656261 (I.R.S. Employer Identification No.)

401 Park Avenue South, New York, New York (Address of principal executive offices)	10016 (Zip Code)

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

     The number of shares of common stock, $.01 par value, outstanding as of November 4, 2003 was 18,373,922.

HMS HOLDINGS CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$24,600	$24,174
Short-term investments	100	1,108
Accounts receivable, net	16,004	15,312
Prepaid expenses and other current assets	1,434	1,207

Total current assets	42,138	41,801
Property and equipment, net	3,491	4,912
Goodwill	5,679	5,679
Deferred income taxes, net	8,920	8,920
Other assets	200	354

Total assets	$60,428	$61,666

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$11,498	$13,176

Total current liabilities	11,498	13,176
Other liabilities	748	722

Total liabilities	12,246	13,898

Commitments and contingencies
Shareholders’ equity:
Preferred stock - $.01 par value; 5,000,000 shares authorized; none issued		—
Common stock - $.01 par value; 45,000,000 shares authorized;
20,018,838 shares issued and 18,373,922 shares outstanding at September 30, 2003; 19,885,390 shares issued and 18,276,274 shares outstanding at December 31, 2002;	200	199
Capital in excess of par value	75,125	74,959
Unearned stock compensation	(3)	(33)
Accumulated deficit	(17,851)	(17,820)
Accumulated other comprehensive income	—	8
Treasury stock, at cost; 1,644,916 shares at September 30, 2003 and 1,609,116 shares at December 31, 2002	(9,289)	(9,184)
Note receivable from officer for sale of stock	—	(361)

Total shareholders’ equity	48,182	47,768

Total liabilities and shareholders’ equity	$60,428	$61,666

See accompanying notes to condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue	$18,708	$17,024	$53,482	$50,638

Cost of services:
Compensation	9,608	9,275	29,097	28,191
Data processing	1,180	1,154	3,557	4,879
Occupancy	1,375	1,533	4,227	4,597
Direct project costs	3,286	2,666	9,580	7,358
Other operating costs	2,251	2,192	7,466	8,176

Total cost of services	17,700	16,820	53,927	53,201

Operating income (loss)	1,008	204	(445)	(2,563)
Net interest income	46	124	202	413

Income (loss) from continuing operations before income taxes	1,054	328	(243)	(2,150)
Income tax expense (benefit)	—	—	—	—

Income (loss) from continuing operations	1,054	328	(243)	(2,150)
Income from discontinued operations, net	212	—	212	2,900

Net income (loss)	$1,266	$328	$(31)	$750

Basic earnings per share data:
Income (loss) per share from continuing operations	$0.06	$0.02	$(0.01)	$(0.12)
Income per share from discontinued operations, net	0.01	—	0.01	0.16

Net income (loss) per share	$0.07	$0.02	$—	$0.04

Diluted earnings per share data:
Income (loss) per share from continuing operations	$0.05	$0.02	$(0.01)	$(0.12)
Income per share from discontinued operations, net	0.01	—	0.01	0.16

Net income (loss) per share	$0.06	$0.02	$—	$0.04

Weighted average common shares outstanding:
Basic	18,369	18,259	18,310	18,188

Diluted	20,286	20,001	18,310	18,188

See accompanying notes to condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the Nine Months Ended September 30, 2003
(in thousands, except share amounts)
(unaudited)

	Common Stock					Accumulated			Note
			Capital In	Unearned		Other	Treasury Stock		Receivable	Total
	# of Shares	Par	Excess Of	Stock	Accumulated	Comprehensive			from Sale	Shareholders’
	Issued	Value	Par Value	Compensation	Deficit	Income (Loss)	# of Shares	Amount	of Stock	Equity

Balance at December 31, 2002	19,885,390	$199	$74,959	$(33)	$(17,820)	$8	1,609,116	$(9,184)	$(361)	$47,768
Comprehensive loss:
Net loss	—	—	—	—	(31)	—	—	—	—	(31)
Change in net unrealized appreciation on short-term investments	—	—	—	—	—	(8)	—	—	—	(8)

Total comprehensive loss										(39)
Repayment of note receivable	—	—	—	—	—	—	—	—	361	361
Shares issued under employee stock purchase plan	17,380	—	48	—	—	—	—	—	—	48
Exercise of stock options	116,068	1	149	—	—	—	—	—	—	150
Purchase of treasury stock	—	—	—	—	—	—	35,800	(105)	—	(105)
Remeasurement of unearned stock compensation	—	—	(31)	31	—	—	—	—	—	—
Stock compensation (credit)	—	—	—	(1)	—	—	—	—	—	(1)

Balance at September 30, 2003	20,018,838	$200	$75,125	$(3)	$(17,851)	$—	1,644,916	$(9,289)	$—	$48,182

See accompanying notes to condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2003 and 2002
(in thousands)
(unaudited)

	2003	2002

Operating activities:
Net income (loss)	$(31)	$750
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from discontinued operations	(212)	(2,900)
Loss on disposal/impairment of property and equipment	25	612
Depreciation and amortization	1,991	1,812
Provision for doubtful accounts	225	231
Stock compensation expense (credit)	(1)	649
Changes in assets and liabilities:
Increase in accounts receivable	(917)	(4,276)
(Increase) decrease in prepaid expenses and other current assets	(207)	992
Decrease in other assets	154	357
Decrease in accounts payable, accrued expenses and other liabilities	(1,652)	(1,230)

Net cash used in operating activities	(625)	(3,003)

Investing activities:
Purchases of property and equipment	(595)	(2,671)
Net proceeds from sales of short-term investments	1,000	1,234

Net cash provided by (used in) investing activities	405	(1,437)

Financing activities:
Proceeds from exercise of stock options	150	581
Repayment of note receivable from officer for purchase of common stock	361	361
Purchases of treasury stock	(105)	(869)
Proceeds from issuance of common stock	48	90

Net cash provided by financing activities	454	163

Net increase (decrease) in cash and cash equivalents	234	(4,277)
Cash and cash equivalents at beginning of period	24,174	21,020
Cash provided by discontinued operations	192	2,996

Cash and cash equivalents at end of period	$24,600	$19,739

Supplemental disclosure of non-cash investing and financing activities:
Change in unearned compensation	$31	$48

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$18	$138

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

     The Company accounts for stock-based compensation under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, the Company has elected to continue following the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and to adopt only the disclosure provision of SFAS No. 123. Accordingly, no employee compensation costs have been recognized for its stock purchase plan and stock option plans. Had compensation costs for the Company’s stock options been determined consistent with the fair value method prescribed by SFAS 123, the Company’s net income (loss) and related per share amounts would have been adjusted to the pro forma amounts indicated below:

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2003	2002	2003	2002

Net income (loss), as reported	$1,266	$328	$(31)	$750
Stock-based employee compensation expense included in reported net income (loss)	—	—	—	—
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(484)	(352)	(1,425)	(1,234)

Pro forma net income (loss)	$782	$(24)	$(1,456)	$(484)

Net income (loss) per basic share
As reported	$0.07	$0.02	$—	$0.04
Pro forma	$0.04	$—	$(0.08)	$(0.03)
Net income (loss) per diluted share
As reported	$0.06	$0.02	$—	$0.04
Pro forma	$0.04	$—	$(0.08)	$(0.03)

     The effect presented above by applying the disclosure-only provisions of SFAS 123 may not be representative of the pro forma effect in future years.

     At the Annual Meeting of Shareholders on June 4, 2003, the shareholders approved an amendment to the 1999 Long-Term Incentive Stock Plan to increase the number of shares of common stock available for issuance under the plan from 4,751,356 shares to 6,251,356 shares.

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

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
(unaudited)

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

     For the nine months ended September 30, 2003, the Company generated additional gross deferred tax assets of $12,000 resulting from the Company’s net operating loss of $31,000. Correspondingly, the Company recognized an increase in the valuation allowance related to the realizability of its deferred tax assets in the amount of $12,000 for the nine month period ended September 30, 2003. As the Company generated net income for the three months ended September 30, 2003, during the quarter ended September 30, 2003, the Company reduced both the previously recorded gross deferred taxes and valuation allowance by $508,000. The net deferred tax asset balance was therefore $8.9 million at both September 30, 2003 and December 31, 2002. The year to date increase in the valuation allowance was specifically associated with the Company’s net operating loss carryforwards (NOLs), which account for the majority of the Company’s deferred tax assets. The Company believes the available objective evidence, principally its recent taxable losses, creates sufficient uncertainty regarding the realizability of its NOLs that it is more likely than not that some of the NOLs are not realizable. The Company determined the amount of the valuation allowance based on its assessment of the recoverability of the deferred tax assets by projecting future taxable income. The realizability of the Company’s deferred tax assets and the corresponding valuation allowance will be adjusted in the future based on the Company’s actual taxable income results and updated estimates of future taxable income. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of valuation allowance, based on its projection of future operating results.

5.	Earnings Per Share

     Basic earnings per share is calculated as net income divided by the weighted average common shares outstanding. Diluted earnings per share is calculated as net income divided by the weighted average common shares outstanding including the dilutive effects of potential common shares, which include the Company’s stock options. For the three months ended September 30, 2003 and 2002, the common stock equivalents are included in the weighted average shares. The diluted weighted average number of shares outstanding for the three months ended September 30, 2003 and 2002 were 20,285,905 and 20,000,796, respectively. The diluted weighted average number of shares outstanding for the nine months ended September 30, 2003 and 2002 were 19,869,618 and 20,488,345, respectively, and have been excluded from the weighted average shares as it would be antidilutive to the per share calculation.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
(unaudited)

6.	Discontinued Operations

     On July 31, 2001, the Company implemented a formal plan to proceed with an orderly closing of PSG. As of July 31, 2001, the Company estimated a pre-tax loss on disposal of $1.6 million but as a result of its success in exiting various business obligations, the Company reduced its estimated loss to $200,000 as of December 31, 2001. In the quarter ended June 30, 2002, the Company received a $2.7 million contract termination fee, which was not included in the disposal estimate. In addition, during the quarter ended June 30, 2002, the Company reduced the estimated loss on disposal by $200,000, based on actual operating results through that period. Consequently, the Company recognized income from discontinued operations, in the accompanying condensed consolidated financial statements, of $2.9 million during the nine month period ended September 30, 2002. During the three months ended September 30, 2003, the Company recorded $212,000 of income based on actual operating results during that period.

7.	Commitments – Legal Proceedings

     (a)     HHL Financial Services

     On June 28, 1998, eight holders of promissory notes (the Notes) of HHL Financial Services, Inc. (HHL) commenced a lawsuit against the Company and others in the Supreme Court of the State of New York, County of Nassau, alleging various breaches of fiduciary duty between 1990 and 1996 against HHL (the first cause of action) and that defendants intentionally caused HHL’s default under the Notes (the second cause of action). The complaint alleges that the defendants caused HHL to make substantial unjustified payments to the Company which, ultimately, led to defaults on the Notes and to HHL’s filing for Chapter 11 bankruptcy protection in 1997. The plaintiffs are seeking damages in the amount of $2.3 million (for the unpaid notes) plus interest. As a result of motion practice before the Bankruptcy Court, the breach of fiduciary duty claim was dismissed. A motion to dismiss the remaining cause of action, for tortious interference with contract, was denied by the New York Supreme Court, and an appeal was taken. On March 3, 2003, the Appellate Division Second Department affirmed the lower Court’s decision holding that the Complaint pleaded a cognizable cause of action for tortious interference. The Company has answered the Complaint, and both sides are engaging in discovery. The Company intends to continue its vigorous defense of this lawsuit. Management believes the risk of loss is not probable and accordingly has not recognized any accrued liability for this matter. Although the outcome of this matter cannot be predicted with certainty, the Company believes that any liability that may result will not, in the aggregate, have a material adverse effect on the Company’s financial position or cash flows, although it could be material to its operating results in any one accounting period.

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

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
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

     Accordis offers hospitals and other healthcare providers a comprehensive array of technology-based revenue cycle services. These services include identifying third-party resources, submitting timely and accurate bills to third-party payors and patients, recovering and properly accounting for the amounts due, and securing the appropriate cost-based reimbursement from entitlement programs. Clients may use one or more services, or outsource the entirety of their business office operations to the Company. Health Management Systems offers state Medicaid and other government agencies that administer healthcare entitlement programs a broad range of services that are designed to identify and recover amounts that should have been the responsibility of a third party, or that were paid inappropriately. Further, by assisting these agencies in properly accounting for the services that they deliver, the Company also helps to ensure that they receive the full amount of entitlement program funding to which they are entitled. The Company measures the performance of its operating segments through “Operating Income” as defined in the accompanying Condensed Consolidated Statements of Operations.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
(unaudited)

	Total		Health
	HMS		Management
(in thousands)	Holdings	Accordis	Systems	Corporate

As of and for the three months ended September 30, 2003
Revenue	$18,708	$9,860	$8,848	$—
Operating income (loss)	1,008	(275)	1,283	—
Total assets	60,428	16,157	10,651	33,620
Goodwill	5,679	4,596	1,083	—
Depreciation and amortization	614	350	264	—
Capital expenditures	284	102	182	—

As of and for the three months ended September 30, 2002
Revenue	$17,024	$9,424	$7,600	$—
Operating income (loss)	204	(923)	1,127	—
Total assets	60,621	18,763	10,343	31,515
Goodwill	5,679	4,596	1,083	—
Depreciation and amortization	622	326	296	—
Capital expenditures	1,717	868	849	—

As of and for the nine months ended September 30, 2003
Revenue	$53,482	$26,695	$26,787	$—
Operating income (loss)	(445)	(4,991)	4,546	—
Total assets	60,428	16,157	10,651	33,620
Goodwill	5,679	4,596	1,083	—
Depreciation and amortization	1,991	1,043	948	—
Capital expenditures	595	235	360	—

As of and for the nine months ended September 30, 2002
Revenue	$50,638	$26,692	$23,946	$—
Operating income (loss)	(2,563)	(6,355)	3,792	—
Total assets	60,621	18,763	10,343	31,515
Goodwill	5,679	4,596	1,083	—
Depreciation and amortization	1,812	954	858	—
Capital expenditures	2,671	1,374	1,297	—

     Assets, including prepaid expenses, property and equipment and goodwill have been allocated to identified segments based upon actual usage, occupancy or other correlations with operating metrics. Other corporate assets, including cash, short-term investments and deferred tax assets, are shown in the corporate category. Prior years amounts include reclassifications to conform with the Company’s current methodology.

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

Special Note Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. These statements involve unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are those risks identified in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other risks identified in our Form 10-K for the year ended December 31, 2002 and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

     For information regarding our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2002.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

     The following table sets forth, for the periods indicated, certain items in our Condensed Consolidated Statements of Operations expressed as a percentage of revenue:

	Three Months Ended September 30,
	2003	2002

Revenue	100.0%	100.0%
Cost of services:
Compensation	51.4%	54.4%
Data processing	6.3%	6.8%
Occupancy	7.3%	9.0%
Direct project costs	17.6%	15.7%
Other operating costs	12.0%	12.9%

Total cost of services	94.6%	98.8%

Operating income	5.4%	1.2%
Net interest income	0.2%	0.7%

Income from continuing operations before income taxes	5.6%	1.9%
Income tax benefit	—	—

Income from continuing operations	5.6%	1.9%
Income from discontinued operations, net	1.2%	—

Net income	6.8%	1.9%

     Revenue for the quarter ended September 30, 2003 was $18.7 million, an increase of $1.7 million or 9.9% compared to revenue of $17.0 million in the prior year quarter ended September 30, 2002.

     Health Management Systems, which provides third party liability identification and recovery services to state Medicaid agencies, generated revenue of $8.8 million for the three months ended September 30, 2003, a $1.2 million or 16.4% increase over revenue for the three months ended September 30, 2002 of $7.6 million. This increase primarily reflects a $162,000 increase in revenue from two state customers resulting from an expansion in the scope of services provided and a $1.1 million increase across the comparable client base reflecting non-recurring revenue opportunities, timing differences and changes in the volume, yields and scope of client projects.

     Accordis, which provides outsourced business office services for hospitals, generated revenue of $9.9 million for the three months ended September 30, 2003, an increase of $438,000 from $9.4 million for the three months ended September 30, 2002. This increase includes $1.2 million of revenue from three new customers and a $688,000 increase with four customers resulting from an expansion in the scope of services provided. Revenue decreased by $740,000 across the comparable client base reflecting specific non-recurring revenue opportunities with certain clients based on their particular needs, differences in the timing of when client projects were completed in the current year compared with the prior year, and changes in the volume and yields of client projects. There was also a decrease in revenue of $699,000 associated with nine terminated or inactive customer relationships.

     Compensation expense as a percentage of revenue was 51.4% for the three months ended September 30, 2003 compared to 54.4% for the three months ended September 30, 2002 and for the current quarter was $9.6 million, an increase of $333,000, or 3.6% from the prior year quarter expense of $9.3 million. This increase in expense resulted from an increase in headcount from the comparable prior year period, a general increase in compensation rates and increased costs of fringe benefits. At September 30, 2003, we had 494 employees, compared to 480 employees at September 30, 2002.

     Data processing expense as a percentage of revenue was 6.3% for the three months ended September 30, 2003 compared to 6.8% for the three months ended September 30, 2002 and for the current quarter was $1.2 million, which was consistent with the prior year quarter expense.

     Occupancy expense as a percentage of revenue was 7.3% for the three months ended September 30, 2003 compared to 9.0% for the three months ended September 30, 2002 and for the current quarter was $1.4 million, a decrease of $158,000 or 10.3% from the prior year quarter expense of $1.5 million. The reduction in occupancy costs is due to subletting one floor at our New York City headquarters in 2003.

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

     Direct project costs as a percentage of revenue were 17.6% for the three months ended September 30, 2003 compared to 15.7% for the three months ended September 30, 2002 and for the current quarter were $3.3 million, an increase of $620,000 or 23.3% from the prior year quarter expense of $2.7 million. In addition to the discussion above, during the current quarter, the increases related to Accordis and Health Management Systems were consistent with the increases in revenue.

     Other operating costs as a percentage of revenue were 12.0% for the three months ended September 30, 2003 compared to 12.9% for the three months ended September 30, 2002 and for the current quarter were $2.3 million, an increase of $59,000 or 2.7% compared to the prior year quarter expense of $2.2 million. This increase reflects $300,000 in expenses during the current period primarily for legal fees associated with our response to the subpoena from the United States Attorney’s office and was partially offset by the more strict identification of some expenses as direct project costs, as discussed above.

     Operating income for the three months ended September 30, 2003 was $1.0 million compared to $204,000 for the three months ended September 30, 2002. The Accordis operating loss was $275,000 for the quarter ended September 30, 2003 compared to an operating loss of $923,000 in the prior year quarter. Health Management Systems had an operating profit of $1.3 million for the quarter ended September 30, 2003 compared to an operating profit of $1.1 million for the quarter ended September 30, 2002. The Accordis operating loss in the current year quarter includes $300,000 for legal fees associated with our response to the subpoena from the United States Attorney’s Office.

     Net interest income of $46,000 for the three months ended September 30, 2003, compared with $124,000 for the three months ended September 30, 2002, reflects a shift to shorter-term investments, a reduction in market interest rates and the maturing of certain investments with higher rates of return.

     In 2003 and 2002, we did not recognize any income tax benefit or provision. We have incurred significant taxable losses the last several years. Most of our deferred income tax assets are in the form of net operating loss carryforwards. A recoverability analysis was performed based on our recent taxable loss history and projections of future taxable operating results.

     Income from continuing operations was $1.1 million in the current year three-month period compared to $328,000 during the prior year period. This increase in operating income results from the increased revenues and from the reductions in costs of operations as a percentage of revenues, as discussed above.

     Income from discontinued operations was $212,000 or $0.01 per diluted common share in the current year quarter due to the actual operating result of PSG during the wind-down of their business.

     Net income was $1.3 million or $0.06 per diluted common share in the current year quarter compared with $328,000 or $0.02 per diluted common share in the prior year quarter. This increase in income is principally due to the increased revenues and from the reductions in costs of operations as a percentage of revenues, as discussed above.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

     The following table sets forth, for the periods indicated, certain items in our Condensed Consolidated Statements of Operations expressed as a percentage of revenue:

	Nine Months Ended September 30,
	2003	2002

Revenue	100.0%	100.0%
Cost of services:
Compensation	54.3%	55.8%
Data processing	6.7%	9.6%
Occupancy	7.9%	9.1%
Direct project costs	17.9%	14.5%
Other operating costs	14.0%	16.1%

Total cost of services	100.8%	105.1%

Operating loss	(0.8)%	(5.1)%
Net interest income	0.3%	0.9%

Loss from continuing operations before income taxes	(0.5)%	(4.2)%
Income tax benefit	—	—

Loss from continuing operations	(0.5)%	(4.2)%
Income from discontinued operations, net	0.4%	5.7%

Net income (loss)	(0.1)%	1.5%

     Continuing Operations:

     Revenue for the nine months ended September 30, 2003 was $53.5 million, an increase of $2.8 million or 5.6% compared to revenue of $50.6 million for the prior year nine month period.

     Health Management Systems, which provides third party liability identification and recovery services to state Medicaid agencies, generated revenue of $26.8 million in the current year nine month period, a $2.8 million or 11.9% increase over the prior year nine month period revenue of $23.9 million. This increase reflects a $900,000 increase in revenue from a state customer reflecting an expansion in the scope of services provided and an additional $292,000 of revenue from two new state clients. In addition, revenue also increased by $2.5 million reflecting non-recurring revenue opportunities, timing differences, and changes in the volume, yields and scope of client projects. The increase in revenue was partially offset by a $878,000 reduction in revenue from the expiration of a client relationship since the prior year period.

     Accordis, which provides outsourced business office services for hospitals, generated revenue of $26.7 million in the current year nine month period, which was consistent with the prior period revenue. While revenue was consistent with the prior period, there were several offsetting revenue increases and decreases as follows. Revenue for the current year nine month period included $2.6 million of revenue from three new customers, and a $3.4 million increase with five customers resulting from an expansion in the scope of services provided. Revenue for the current year nine month period decreased by $3.4 million across the comparable client base reflecting specific non-recurring revenue opportunities with certain clients based on their particular needs, differences in the timing of when client projects were completed in the current year compared with the prior year, and changes in the volume and yields of client projects including an estimated revenue loss in the second quarter of $1.2 million attributable to processing delays and other impacts of the redirection of operational resources to regulatory matters. See Part II-Item 1. Legal Proceedings. There was also a decrease in revenue of $2.5 million associated with 12 terminated or inactive customer relationships.

     Compensation expense as a percentage of revenue was 54.3% for the nine months ended September 30, 2003 compared to 55.8% for the nine months ended September 30, 2002 and for the current year nine month period was $29.1 million, an increase of $906,000 or 3.2% compared to the prior year nine month period. This increase resulted from an increase in headcount from the comparable prior year period, a general increase in compensation rates and increased costs of fringe benefits. At September 30, 2003, we had 494 employees, compared to 480 employees at September 30, 2002. The current year headcount and related compensation expense reflects a shift to service center employees for the provision of business outsourcing services from higher paid information technology employees engaged in service development initiatives and system enhancement and reconfiguration activities during the prior year.

     Data processing expense as a percentage of revenue was 6.7% for the nine months ended September 30, 2003 compared to 9.6% for the nine months ended September 30, 2002 and for the current year nine month period was $3.6 million, a decrease of $1.3 million or 27.1% compared to the prior year period. The prior year costs included costs associated with service development and system enhancement and reconfiguration activities that were terminated in the second quarter of 2002.

     Occupancy expense as a percentage of revenue was 7.9% for the nine months ended September 30, 2003 compared to 9.1% for the nine months ended September 30, 2002 and for the current period was $4.2 million, a decrease of $370,000 or 8.0% compared to the prior year period. The reduction in occupancy costs is due to subletting one floor at our New York City headquarters.

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

     Direct project costs as a percentage of revenue were 17.9% for the nine months ended September 30, 2003 compared to 14.5% for the nine months ended September 30, 2002 and for the current year nine month period were $9.6 million, an increase of $2.2 million or 30.2% compared to the prior year period. In addition to the discussion above, during the current year nine month period, the increase related to Accordis was principally due to a change in revenue mix between the two periods to engagements with a higher subcontractor and other outside vendor content. The increase related to Health Management Systems was consistent with the increase in revenue.

     Other operating costs as a percentage of revenue were 14.0% for the nine months ended September 30, 2003 compared to 16.1% for the nine months ended September 30, 2002 and for the current year nine month period were $7.5 million, a decrease of $710,000 or 8.7% compared to the prior year nine month period. This net decrease results from: (1) a decrease of $1.5 million primarily for consulting and professional service fees associated with a service development initiative and a system reconfiguration effort, both of which were terminated in the second quarter in 2002; (2) $649,000 of expense in the prior year period related to certain stock option grants to members of the Board of Directors; (3) the more strict identification of some expenses as direct project costs, as discussed above; and (4) was partially offset by $2.0 million in expenses primarily for legal fees associated with our response to the subpoena from the United States Attorney’s Office.

     Total operating expenses as a percentage of revenue were 100.8% for the nine months ended September 30, 2003 compared to 105.1% for the nine months ended September 30, 2002 and for the current year nine month period were $ 53.9 million, an increase of $726,000 or 1.4% compared to the prior year nine month period.

     Operating loss for the nine months ended September 30, 2003 was $445,000 compared to $2.6 million for the nine months ended September 30, 2002. The Accordis operating loss was $5.0 million for the nine months ended September 30, 2003 compared to an operating loss of $6.4 million in the prior year period. Health Management Systems had an operating profit of $4.5 million for the nine months ended September 30, 2003 compared to an operating profit of $3.8 million for the nine month period ended September 30, 2002. The Accordis operating loss in the current year nine month period includes $2.0 million for legal fees associated with our response to the subpoena from the United States Attorney’s Office.

     Net interest income of $202,000 for the current year nine month period, compared to $413,000 in the prior year nine month period, reflects a significant decrease in the prevailing market interest rates along with the maturing of certain investments with a higher rate of return which more than offset an increase resulting from the generally greater average balances in cash and short term investments available during the current period.

     In the current year, we did not recognize any income tax benefit against our net losses. This absence of an income tax benefit reflects an increase in our valuation allowance for the recovery of our net deferred income tax assets. We have incurred significant taxable losses the last few years and expect to incur a tax loss during fiscal year 2003. Most of our deferred income tax assets are in the form of net operating loss carryforwards. A recoverability analysis was performed based on our recent taxable loss history and projections of future taxable operating results.

     Loss from continuing operations was $243,000 in the current year nine month period compared to a loss of $2.2 million during the prior year period. This decrease in operating loss results from increased revenues and the decreases in costs of operations, as discussed above, partially offset by $2.0 million in expenses primarily for legal fees associated with our response to the subpoena from the United States Attorney’s Office.

     As more fully discussed in Note 6 of the Notes to the Condensed Consolidated Financial Statements, we reported the results of PSG as a discontinued operation for all periods presented. During the prior year nine month period, income from discontinued operations of $2.9 million principally resulted from a termination fee received from a former customer of the PSG, which was not included in the prior disposal estimate. The current year income from discontinued operations is due to the actual operating results of PSG during the wind-down of this business.

     Net loss was $31,000 for the first nine months of fiscal year 2003 or $0.00 per common share compared to a net income of $750,000 or $0.04 per common share in the prior year nine month period. The current year results include a loss from continuing operations of $0.01 per common share and income from discontinued operations of $0.01 per common share compared to a loss from continuing operations of $0.12 per common share and income from discontinued operations of $0.16 per common share in the prior year nine month period.

Liquidity and Capital Resources

     Historically, our principal sources of funds are operations and the remaining proceeds from our initial public offering in 1992. At September 30, 2003, our cash and short-term investments and net working capital were $24.7 million and $30.6 million, respectively. Although we expect that operating cash flows will be a primary source of liquidity, the current significant cash and short-term investment balances and working capital position are also fundamental sources of liquidity and capital resources. The current cash and short-term investment balances are more than sufficient to meet our short-term funding needs that are not met by operating cash flows. Operating cash flows could be adversely effected by a decrease in demand for our services. Our typical customer relationship, however, usually has a duration of several years, such that we do not expect any current decrease in demand. We estimate that we will purchase approximately $1.5 million of property and equipment during 2003. The payments due by period for our contractual obligations, consisting principally of facility lease obligations and equipment rental and software license obligations, are as follows (in thousands):

	Less than
Total	One Year	2-3 Years	4-5 Years	After 5 years

$39,194	$1,503	$10,641	$7,770	$19,280

     We have entered into sublease arrangements for some of our facility obligations and expect to receive the following rental receipts (in thousands):

	Less than
Total	One Year	2-3 Years	4-5 Years	After 5 years

$10,624	$485	$4,500	$2,406	$3,233

     For the nine month period ended September 30, 2003, cash used in operations was $625,000 compared with cash used in operations of $3.0 million for the prior year period. The current year period use of cash in operations of $625,000 compared to the net loss of $31,000: (a) includes a decrease in accounts payable, accrued expenses and other liabilities of $1.7 million primarily related to the payment of 2002 year-end bonuses and payments against liabilities for previously recognized restructuring charges and (b) includes an increase in accounts receivable of $917,000 reflecting the increase in revenues and (c) was partially offset by depreciation and amortization expense of $2.0 million. During the current year nine month period, cash provided by investing activities was $405,000 reflecting the net proceeds of a matured investment of $1.0 million partially offset by property and equipment purchases of $595,000. Cash provided by financing activities was $454,000 reflecting $48,000 from the issuance of stock under the now inactive employee stock purchase plan, proceeds of $150,000 from the exercise of employee stock options and $361,000 from the final repayment of a note receivable from an officer, which amounts were partially offset by $105,000 used to repurchase our common stock in the open market.

     On May 28, 1997, the Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not in excess of $10,000,000. During the nine months ended September 30, 2003, we purchased 35,800 shares on the open market at a total cost of $105,000. Cumulatively since the inception of the repurchase program, we have repurchased 1,644,916 shares having an aggregate purchase price of $9,289,000.

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

     The table below presents the historic cost basis and the fair value for the Company’s investment portfolio as of September 30, 2003, and the related weighted average interest rates by year of maturity (in thousands):

	Matures Year
	Ending	Total	Total
	December 31, 2003	Historical Cost	Fair value

Fixed income governmental securities	$100	$100	$100
Average interest rate	0.9%	0.9%	$100

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

     As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

     There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

(a)	HHL Financial Services

On June 28, 1998, eight holders of promissory notes (the Notes) of HHL Financial Services, Inc. (HHL) commenced a lawsuit against us and others in the Supreme Court of the State of New York, County of Nassau, alleging various breaches of fiduciary duty between 1990 and 1996 against HHL (the first cause of action) and that defendants intentionally caused HHL’s default under the Notes (the second cause of action). The complaint alleges that the defendants caused HHL to make substantial unjustified payments to us which, ultimately, led to defaults on the Notes and to HHL’s filing for Chapter 11 bankruptcy protection in 1997. The plaintiffs are seeking damages in the amount of $2.3 million (for the unpaid notes) plus interest. As a result of motion practice before the Bankruptcy Court, the breach of fiduciary duty claim was dismissed. A motion to dismiss the remaining cause of action, for tortious interference with contract, was denied by the New York Supreme Court, and an appeal was taken. On March 3, 2003, the Appellate Division Second Department affirmed the lower Court’s decision holding that the Complaint pleaded a cognizable cause of action for tortious interference. We have answered the Complaint, and both sides are engaging in discovery. We intend to continue our vigorous defense of this lawsuit. Management believes the risk of loss is not probable and accordingly has not recognized any accrued liability for this matter. Although the outcome of this matter cannot be predicted with certainty, we believe that any liability that may result will not, in the aggregate, have a material adverse effect on our financial position or cash flows, although it could be material to our operating results in any one accounting period.

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

     (b)  Reports on Form 8-K

(1) During the third quarter of 2003, we filed a report on Form 8-K dated as of July 29, 2003.

Item 7. Financial Statements, Pro Forma Financial Information and Exhibits

Press release issued by us on July 29, 2003.

Item 12. Results of Operations and Financial Condition

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2003	HMS HOLDINGS CORP.

(Registrant)

By:	/s/ William F. Miller III

William F. Miller III Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Philip Rydzewski

Philip Rydzewski Chief Financial Officer (Principal Financial Officer and Accounting Officer)