Form 10-K
period 2003-12-31
HMS HOLDINGS CORP
filed 2004-03-29
CIK 1196501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

     Aggregate market value of voting stock held by non-affiliates as of June 30, 2003 was $49 million.

     The approximate aggregate market value of the registrant’s common stock held by non-affiliates (based on the last reported sales price on the Nasdaq Natural Market System) was $118.6 million at March 18, 2004.

     The number of shares common stock, $.01 par value, outstanding as of March 18, 2004 was 19,117,538.

HMS HOLDINGS CORP. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

Special Note Regarding Forward-Looking Statements

     This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. These statements involve unknown risks, uncertainties and other factors, which may cause our actual results to differ materially, form those implied by the forward looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include those risks identified in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” and other risks identified in this Form 10-K and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations.

PART I

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

     HMS Holdings Corp. furnishes revenue recovery, cost containment and business office outsourcing services to healthcare providers and payors. We help our clients increase revenue, accelerate collections, and reduce operating and administrative costs. We operate two businesses through our wholly owned subsidiaries, Health Management Systems, Inc. (Health Management Systems) and Accordis Inc. (Accordis).

     Health Management Systems works on behalf of government healthcare programs to contain costs by recovering expenditures that were the responsibility of a third party, or that were paid inappropriately. Health Management Systems’ clients include state and county Medicaid programs, their managed care plans, child support enforcement agencies, state prescription drug programs and other public programs. By assisting these agencies in properly accounting for the services they deliver, we also help ensure that they receive the full amount of program funding to which they are entitled.

     Accordis provides business office outsourcing services for hospitals, emergency medical transport agencies, and other healthcare providers. These business office services may include identifying third-party resources, submitting timely and accurate bills to third-party payors and patients, recovering and properly accounting for the amounts due, responding to customer service questions from patients, and securing the appropriate cost-based reimbursement from entitlement programs. Clients may outsource the entirety of their business office operations to us, or discrete components of the revenue cycle.

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

     Hospitals are subject to comprehensive federal and state regulation, which affects hospital reimbursement. Medicaid and Medicare account for a significant portion of hospital revenue. Since adoption, the Medicaid and Medicare programs have undergone significant and frequent changes, and it is realistic to expect additional changes in the future. Our services are subject to regulations pertaining to billing for Medicaid and Medicare services, which primarily involve record keeping requirements and other provisions designed to prevent fraud. We believe that we operate in a manner consistent with such regulations, the enforcement of which is increasingly more stringent. Violations of such regulations could adversely affect our business, financial condition and results of operations.

     The Medicare program is administered by the Center for Medicare and Medicaid Services (CMS), an agency of the United States Department of Health and Human Services. CMS currently contracts with several intermediaries and fiscal agents to process regional claims for reimbursement. Although CMS has established the regulatory framework for Medicare claims administration, Medicare intermediaries have the authority to develop independent procedures for administering the claims reimbursement process. The Medicaid program is subject to regulation by CMS, but is administered by state governments. State governments provide for Medicaid claims reimbursement either through the establishment of state operated processing centers or through contractual arrangements with third-party fiscal agents who operate their own processing centers. The requirements and procedures for reimbursement implemented by Medicaid differ from state to state. Similar to the claims administration processes of Medicare and Medicaid, many national health insurance companies and self-insured employers adjudicate claims through local or regional offices. Consequently, because guidelines for the reimbursement of claims are generally established by third-party payors at local or regional levels, hospital and other provider reimbursement managers must remain current with the local procedures and requirements of third-party payors. Generally, we are required to maintain standards of confidentiality that are comparable to those of an agency administering the Medicare or Medicaid program when we use data obtained from such programs.

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

Transaction and code set standards. The final regulation governing transaction and code set standards was published and was expected to become effective on October 16, 2002. However, on December 27, 2001 the Administrative Simplification Compliance Act (ASCA) was enacted providing for a one-year extension of the date for complying with the HIPAA standard transactions and code set requirements for any covered entity that submits to the Secretary of Health and Human Services a plan on how the entity will come into compliance with the requirements by October 16, 2003. We submitted such a plan to be in full compliance with the standard transaction and code set requirements by the October 16, 2003 deadline. As of October 16, 2003, however, a number of providers, payors and clearinghouses were still not ready to submit and/or accept certain standard transactions. CMS, as well as a number of fiscal intermediaries and other payors, announced transition time periods during which legacy transaction and code set formats would still be accepted, albeit for a limited time only. In these instances, as applicable, we continue to test with those trading partners operating under transition plans and expect to be fully compliant by the time the transition time periods expire.

Privacy Regulation. The privacy regulation was published as a final regulation and became effective on April 14, 2001, requiring all covered entities to be fully compliant by April 14, 2003. The final changes to the HIPAA Privacy Rule were published in the Federal Register on August 14, 2002. The April 14, 2003, compliance date was not changed, although the date by which covered entities must have business associate agreements in place was, under certain circumstances, extended beyond April 2003. We believe we were in full compliance with the privacy regulation by the April 14, 2003 deadline and continue to be compliant.

Data Security. The data security regulation was published as a final regulation on February 20, 2003, with an effective date of April 21, 2003. Full compliance is required two years after the effective date.

     Any material restriction on the ability of healthcare providers and payors to obtain or disseminate health information could adversely affect our business, financial condition, and results of operations. With the release of the final HIPAA Privacy and Security rules, the “protection of individually identifiable healthcare information” becomes a key component of the way we and other covered entities perform our day-to-day business.

     On January 31, 2003, we announced that we had received a subpoena from the United States Attorney’s office for the Southern District of New York in connection with an investigation under the Health Insurance Portability and Accountability Act of 1996 relating to possible federal health care offenses. See Item 3. Legal Proceedings.

Principal Products And Services

     Accordis

     Accordis offers hospitals, emergency medical transport providers and other healthcare providers Business Office Outsourcing services and Reimbursement services.

     Business Office Outsourcing Services. Our business office outsourcing services encompass all or a portion of the patient accounting activities that make up a healthcare provider’s revenue cycle. Such revenue cycle activities may include third-party resource identification and validation, submission of timely and accurate bills to primary and secondary payors, generation of patient statements, response to patient and third-party questions, recovery of payments due, and proper accounting for payments, contractual allowances and write-offs. These services are designed to increase the provider’s revenue, improve the proportion of provider gross charges ultimately collected, accelerate cash flow, lower days in accounts receivable, and reduce administrative costs. A client may outsource one or more aspects of its patient accounting processes or may outsource the business office in its entirety. In some cases, our services are used by providers who need assistance in liquidating aged or complex accounts. At the request of a client, we are also able to provide bad debt collection services through a wholly owned subsidiary.

     Emergency Medical Transport Provider Services. We offer our clients a combination of technology, data processing capacity, and revenue cycle expertise to assist ambulance providers in improving cash flow and reducing the cost to bill and collect. Accordis applies its revenue management expertise to ensure optimal reimbursement for all types of ambulance service providers — hospital-based, private, and municipal, reducing the significant administrative burden of billing third parties and patients. We utilize our proprietary AccessLine system to track all liquidation activity associated with ambulance accounts, and provide clients with real-time access to account information.

     Reimbursement Services. Our Reimbursement services ensure that healthcare providers correctly document services which qualify for special reimbursement through the Medicare Cost Report and other governmental payment mechanisms.

          Coinsurance and deductible balances constitute a significant and growing component of Medicare reimbursement. The Federal government recognizes that these balances often remain uncollected, and allows for a cost report adjustment to claim these amounts as bad debt expense; however, the reporting requirements are very demanding. Our Medicare Bad Debt reporting service accurately documents qualifying balances and assists clients in supplying all documentation required for governmental audit.

          Since 1986, Medicare has allowed hospitals serving a disproportionate share of low-income patients to claim additional Federal reimbursement to offset the expense of serving this population. Again, the reporting requirements are significant, and require an increasing amount of reconciliation between the hospital’s own records and government systems. Our Disproportionate Share reporting service assists hospitals in qualifying for reimbursement under this program, through the Medicare cost report related filings and professional support during audits.

          The enrollment of uninsured patients in Medicaid programs is an important component of the registration process for providers who serve the uninsured. Our Medicaid Application Services unit works at the front-end of the healthcare process to evaluate patients for potential Medicaid eligibility, and to provide support throughout the application process. These services positively impact hospitals’ cash flow, as well as enabling providers to ensure complete reimbursement under programs such as Disproportionate Share.

          Hospitals that support medical education programs contribute substantially to the advancement of the medical field, but incur significant incremental expenses as a result. The Medicare Indirect Medical Education (IME) Program allows providers to claim incremental reimbursement for these expenses. Through reporting and claim development, we help providers to meet the reporting requirements of this program.

     Health Management Systems

     Health Management Systems offers a variety of services that help government healthcare entitlement programs, most notably state Medicaid agencies, contain costs and recover revenue. To date, these revenue recoveries total more than $2.0 billion — a milestone we surpassed in October 2003.

     Our services derive from the complexity of Medicaid and other healthcare entitlement programs, and the many rules that govern relationships among them. Established in 1965, Medicaid is administered by individual states, and is jointly funded by the federal and state governments. Because Medicaid is the “payor of last resort,” the federal government imposed statutory obligations in the early 1980s requiring states to actively recover payments made on behalf of beneficiaries who have other forms of third-party health insurance.

     In 1985, Health Management Systems began offering state Medicaid agencies services to identify third parties with prior liability for Medicaid claims. Using proprietary information management techniques, we have developed methodologies that generally include the following steps:

•	Identification: We use proprietary software to match Medicaid and other program data files to insurance eligibility files obtained by us from third parties such as Medicare, Commercial Insurers, HMOs, Third Party Administrators, TRICARE, and others. This process identifies potential third-party eligibility.

•	Validation: After identification of potential third-party liability, we validate insurance eligibility by verifying coverage for specific benefits. This process is performed by deploying automated electronic transactions and call center representatives

•	Recovery: When eligibility and coverage are in effect for a specific Medicaid member and related episode of care, we pursue recovery of the Medicaid payment from the liable third-party. Most often we recover from third-parties through direct billing of insurers or disallowance of overpayments to the provider of services. On occasion, we recover payments through negotiated settlements.

•	Cost Avoidance: Upon verification of coverage or payment of claims by liable third-parties, we electronically submit this coverage data to our Medicaid clients. This data is used to avoid paying similar claims for the Medicaid member on a going forward basis.

     These proprietary information management techniques and methodologies are the foundation for our suite of coordination of benefits (COB) services among government programs and other sources of healthcare coverage. Specifically:

•	COBConnectSM identifies third-party payment sources (e.g., commercial insurance plans, Medicare, the Department of Defense TRICARE program), and recovers public health plan expenditures when third-party liability exists. COBConnect also includes the identification and recovery of accident-related medical costs where a casualty insurer should pay in lieu of Medicaid, or where a deceased beneficiary’s estate should reimburse Medicaid.

•	COBPlus Pharmacy Services identifies and recovers pharmacy expenditures by Medicaid and other state-funded pharmacy programs in cases where third-party liability exists.

•	COBConnectSM Kids provides comprehensive medical support enforcement, helping state Medicaid and child support enforcement agencies identify health plan coverage available to children through their non-custodial or custodial parents. Health Management Systems then provides assistance with health plan enrollment.

     In addition, Health Management Systems offers:

•	Overpayment Recovery Services, which identify and recover excess payments for healthcare services, payments made in error, duplicate payments, and other inappropriate payments.

•	Revenue Full Actualization Services, which help ensure that states receive the full amount of federal healthcare and human service funding to which they are entitled.

Customers

     Accordis’ clients are public, voluntary and for-profit acute care hospitals and associated clinics, emergency medical transport agencies, large physician practices and skilled nursing facilities. Among Accordis’ clients are the nation’s three largest public health systems and the two largest emergency medical transport agencies. We engage in both multi-year and short-term engagements with our clients and substantially all of the engagements provide for contingent fees calculated as a percentage of the amounts recovered or collected for the client.

     Health Management Systems’ clients primarily consist of government healthcare and human services agencies within state and county governments. We also serve managed care plans that work with these agencies. Typically, clients award contracts for three to five year terms, and we receive contingency fees calculated as a percentage of the amounts recovered. We now have contracts with 21 states.

     Our largest client is the Los Angeles County Department of Health Services in California. This client accounted for 12%, 14%, and 12% of our total revenue in the fiscal years ended December 31, 2003, 2002 and 2001, respectively. The loss of this customer would have a material adverse effect on Accordis and HMS Holdings Corp. We provide Los Angeles County (or designated facilities within Los Angeles County) with, among other services, secondary third-party resource identification and recovery services, commercial insurance billing services, Medi-Cal billing and follow-up services, and financial management and consulting services relating to both inpatient and outpatient accounts. Either party may terminate the agreement with or without cause upon written notice (10 days notice for Los Angeles County and 30 days notice from us), except that financial management and consulting services require 90 days written notice of termination. We provide services to this client pursuant to a contract awarded in April 2003 for a one-year period with two annual automatic renewals through June 2006. We have been providing services to this client for more than 20 years.

     The clients constituting our ten largest clients change periodically. The concentration of revenue in such accounts was 63%, 56% and 51%, of our revenue in the fiscal years ended December 31, 2003, 2002 and 2001, respectively. In many instances, we provide our services pursuant to agreements subject to competitive re-procurement. All of these agreements expire between 2004 and 2008. We cannot provide any assurance that any of these agreements will be renewed and, if renewed, that the fee rates will be equal to those currently in effect.

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

     We offer providers a cost-effective outsourcing alternative by virtue of our specialized workforce, through which we offer business office expertise, aptitude with patient accounting technology-based tools, extensive knowledge of federal, state, and local health regulations and experience in dealing with government agencies, commercial insurance companies, and others involved in administering medical assistance or insurance programs.

     Health Management Systems

     Health Management Systems’ business is defined by the nation’s expensive and complex system of government-funded healthcare including entitlement programs such as Medicaid, Medicare, and programs administered by the Veterans’ Administration, the Department of Defense, and the Public Health Service. In addition, state governments operate their own programs to address the healthcare needs of their citizens. Several factors drive the financial characteristics of this market: (1) the hierarchy of programs and payors, (2) the shared funding of programs between federal and state governments (varying by state and program), (3) the funding mechanisms — the government budget and appropriations process, and (4) the steadily rising cost of healthcare in the country.

     In 2002, government programs accounted for 46%, or $736 billion, of the $1.6 trillion spent on healthcare in the United States, according to CMS. Since then, government healthcare spending, especially for Medicaid, has only increased. More Americans have enrolled in the Medicaid program, bringing the total number of beneficiaries to 51 million. For fiscal year 2004 Medicaid spending is expected to reach $304 billion, making Medicaid the largest healthcare payor in the country – even more than Medicare with projected spending of $289 billion.

     As these programs have grown, so too has the need for proper coordination of benefits. Recent CMS data show that 5.8% of Medicare claims were inappropriately paid in fiscal year 2003 – representing $11.6 billion in spending. And as much as 10% of Medicaid expenditures are estimated to result from errors or payments where third-party liability existed.

     Since 2001, the weak economy has reduced state tax revenues, creating budget shortfalls that will total more than $70 billion in fiscal year 2004, according to the Kaiser Commission on Medicaid and the Uninsured. Medicaid is the second largest expenditure for states and has become a natural target for budget cutting. Indeed, all 50 states implemented Medicaid cost containment measures in fiscal year 2003. Despite these efforts, Medicaid spending grew 9.3% over the previous year, and each state has planned similar cost containment measures for 2004.

     Furthermore, the much-publicized enactment of a Medicare prescription drug benefit may complicate the coordination of benefits between the program and Medicaid. Beginning in 2006, the new legislation will make Medicare responsible for drug costs that previously were paid through Medicaid. While alleviating some of the financial burdens for states, however, the legislation also creates new administrative responsibilities for them. These responsibilities, combined with “clawback” payments that states will be required to make to the federal government, will offset much of the Medicaid cost savings. In fact, the Congressional Budget Office estimates that the Medicare law may actually increase state Medicaid spending over the next several years.

Competition

     Accordis

     Accordis competes with large computer software and systems vendors that provide healthcare business office outsourcing services (e.g., Seimens, Perot Systems, ACS, and McKesson), national collections companies (e.g., Outsourcing Solutions, Inc. and NCO Group, Inc.), large consulting and public accounting firms and with the many regional and local companies that provide accounts receivable management services.

     We compete on the basis of our healthcare business office and payor program expertise, proprietary technology and systems, existing relationships, long-standing reputation in the provider market segment, and pricing. We also believe that no single competitor competes on a national basis across the full range of services we offer.

     Health Management Systems

     Health Management Systems targets federal and state healthcare programs, Medicaid managed care plans, state prescription drug programs, child support enforcement agencies, and other public programs. We compete primarily with Public Consulting Group, with large national public accounting firms, and with small regional firms specializing in one or more of our services. We compete on the basis of our dominant position in the coordination of benefits marketplace, our extensive eligibility database, our proprietary systems, historically high recovery rates, and pricing.

Business Strategy

     Accordis

     The Accordis business strategy is to offer hospitals, emergency medical transport services and other healthcare providers a comprehensive outsourcing solution for their business office requirements. These Business Office Outsourcing services have been designed to capitalize on our extensive knowledge of federal, state, and local healthcare regulations and the healthcare business office, our experience in dealing with third-party payors, our information processing capabilities, and our specialized workforce. We distinguish our services from those offered by other vendors through our capacity to craft custom solutions, the business office and third-party claiming environment expertise of our staff, our proprietary technology and our substantial installed reference base. Additionally, our proprietary on-line information processing network, AccessLine, enables us to consolidate account information for each patient, enhance account data obtained from clients through electronic links to external databases, generate claims to third parties, and organize account information in a format that facilitates cost-effective processing and recovery activities. AccessLine terminals placed onsite provide the client with instant access to individual account status.

     Our business strategy has several elements, including:

          Procurement of Contracts for Healthcare Systems. We intend to direct sales and marketing efforts towards large hospital systems comprising multiple facilities in multiple states as a means of accelerating market penetration, increasing the cost-effectiveness of our services, and positioning us as a premier provider of business office services.

          Focus on Outreach to C-Level Executives. Outsourcing a hospital business office is a strategic decision by the hospital to focus on its core competencies and mission of providing healthcare services. Consequently, the decision is made at the executive levels. Accordis will target Chief Financial Officers and Chief Executive Officers in efforts to promote outsourcing as a viable alternative to in-house management of the business office.

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

Health Management Systems

The Health Management Systems business strategy includes the following initiatives:

•	Grow Client Base. Besides working to add clients in its core market of state Medicaid programs, Health Management Systems expects to increase the number of clients it serves in other government healthcare sectors. These include Medicaid managed care plans, child support enforcement agencies, and federal healthcare programs.

•	Lead Through Technology Innovation. Health Management Systems has recently implemented Web-based tools, such as our “eCenter” portal, to expand clients’ access to information on the progress of their revenue recovery projects. We also have been more fully leveraging automated workflow tools, document imaging, and advanced call processing systems to enhance our services. In addition, we plan to offer technology solutions to streamline interaction with healthcare providers, and to expedite the adjudication of third-party pharmacy claims at near-real-time speeds.

•	Expand Marketing with Channel Partners. We have partnered with several “best of breed” organizations to reach prospective clients and offer enhanced services to existing clients. These partners include software, services and consulting organizations, most notably EDS and MAXIMUS. We plan to explore opportunities for additional collaborations, with these and other partners.

•	Migrate Clients to Full Outsourcing. State Medicaid agencies have long accepted the practice of business process outsourcing, particularly in the area of administrative and information systems operations. We see opportunity to move clients toward outsourcing their COB functions as well. In doing so, we will build on the success of our work with the Florida Medicaid program, where we have served as the COB outsourcer since November 2001. In 2003, we increased the program’s annual revenue recoveries by $38 million over 2001 levels, and increased annual cost avoidance savings by $282 million.

Employees

     As of December 31, 2003, we employed 493 employees. No employees are covered by a collective bargaining agreement or are represented by a labor union. We believe our relations with our employees are good.

Financial Information About Industry Segments

     Specific financial information with respect to our industry segments is provided in Note 14, Segment and Geographical Information, of the Notes to Consolidated Financial Statements.

Available Information

     We maintain a website that contains various information about us and our services. It is accessible at www.hmsholdings.com. Through our website, shareholders and the general public may access free of charge (other than any connection charges from Internet service providers) filings we make with the Securities and Exchange Commission as soon as practicable after filing. Filing accessibility in this manner includes the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q,current reports on Form 8-K and Proxy Statements.

Item 2. Properties

     Our New York City corporate headquarters consists of approximately 81,000 square feet. In addition, as of December 31, 2003, we lease approximately 145,000 square feet of office space in 15 locations throughout the

United States. See Note 13(a) of the Notes to Consolidated Financial Statements for additional information about our lease commitments.

Item 3. Legal Proceedings

     (a) HHL Financial Services

     On June 28, 1998, eight holders of promissory notes (the “Notes”) of HHL Financial Services, Inc. (“HHL”) commenced a lawsuit against us and others in the Supreme Court of the State of New York, County of Nassau, alleging various breaches of fiduciary duty between 1990 and 1996 against HHL (the first cause of action) and that defendants intentionally caused HHL’s default under the Notes (the second cause of action). The complaint alleged that the defendants caused HHL to make substantial unjustified payments to us which, ultimately, led to defaults on the Notes and to HHL’s filing for Chapter 11 bankruptcy protection in 1997. The plaintiffs sought damages in the amount of $2.3 million (for the unpaid notes) plus interest. As a result of motion practice before the Bankruptcy Court, the breach of fiduciary duty claim was dismissed. A motion to dismiss the remaining cause of action, for tortious interference with contract, was denied by the New York Supreme Court, and an appeal was taken. On March 3, 2003, the Appellate Division Second Department affirmed the lower Court’s decision holding that the Complaint pleaded a cognizable cause of action for tortious interference. In February 2004, the parties agreed on a settlement. The settlement, as recognized in the Company’s financial statements for the year ended December 31, 2003, after available insurance recoveries, was immaterial.

     (b) Subpoena from the United States Attorney’s Office

     On January 31, 2003, we announced that we had received a subpoena issued under the Health Insurance Portability and Accountability Act of 1996 from the United States Attorney’s Office for the Southern District of New York in connection with an investigation relating to possible federal health care offenses. The subpoena sought the production of certain documents from January 1982 to present relating to medical reimbursement claims submitted by us to Medicare, Medicaid, and other federal healthcare programs, particularly on behalf of a significant client of Accordis.

     Our Board of Directors appointed a special committee to oversee our response to the investigation. We continue to cooperate fully with the investigation.

     Private parties may assert claims against healthcare providers for violations of healthcare laws in actions known as qui tam suits. In these cases, the complaints filed by private litigants are sealed with the court, pending a decision by the government as to whether it will intervene in, and take control of, the litigation. If the government declines to intervene, the private litigant may independently pursue the case against the healthcare provider. In the course of discussions with the United States Attorney’s Office, we learned that a qui tam lawsuit has been filed against us in the U.S. District Court for the Southern District of New York. Because the qui tam complaint remains sealed, we have not had any opportunity to review its allegations. We believe, however, that it is likely that the complaint primarily relates to the matters covered by the government’s subpoena. We intend to vigorously defend any qui tam proceeding that is asserted against us.

     We are not able to give any assurances as to the duration or outcome of the investigation or as to the effect that any proceedings that may be brought by the government may have on our financial condition or results of operations. The initiation of proceedings against us, even if we are ultimately successful in defending them, could have a material adverse effect on our business, financial condition or results of operations.

     Other legal proceedings to which we are a party, in the opinion of our management, are not expected to have a material adverse effect on our financial position, results of operations, or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our common stock is included in the NASDAQ-AMEX National Market System (symbol: HMSY). As of the close of business on March 14, 2004, there were approximately 6,000 holders of our common stock, including the individual participants in security position listings. We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Our current intention is to retain earnings to support the future growth of our business.

The table below summarizes the high and low sales prices per share for our common stock for the periods indicated, as reported on the NASDAQ National Market.

	HIGH	LOW
Year ended December 31, 2003:
Quarter ended December 31, 2003	$4.60	$2.73
Quarter ended September 30, 2003	4.02	2.57
Quarter ended June 30, 2003	3.01	2.03
Quarter ended March 31, 2003	3.80	2.00
Year ended December 31, 2002:
Quarter ended December 31, 2002	$4.03	$3.00
Quarter ended September 30, 2002	3.62	2.40
Quarter ended June 30, 2002	5.14	2.87
Quarter ended March 31, 2002	5.55	2.95

Equity Compensation Plan Information

     The following table summarizes the total number of outstanding options and shares available for other future issuances of options under all of our equity compensation plans as of December 31, 2003.

			Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding warrants,	outstanding warrants,	plans (excluding securities
	options and rights	options and rights	reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by Shareholders (1)	4,886,312	$3.10	994,976 (2)
Equity Compensation Plans not approved by Shareholders (3)	1,450,000	$1.25	—

Total	6,336,312	$2.68	994,976

(1)	This includes options to purchase shares outstanding: (i) under the 1999 Long-Term Incentive Plan, (ii) the 1995 Non-Employee Director Stock Option Plan, and (iii) 250,000 options approved by shareholders and granted to a director in June 2002.

(2)	Of these shares: (i) 922,226 shares remain available for future issuance under our 1999 Long-Term Incentive Plan, and (ii) 72,750 shares remain available for issuance under the 1995 Non-Employee Director Stock Option Plan.

(3)	Options issued under plans not approved by the shareholders include (i) 750,000 options granted in January 2001 to our Chairman and Chief Executive Officer in connection with his joining us, and (ii) 700,000 options granted in March 2001 to our President and Chief Operating Officer in connection with his joining us.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA (see Notes)
    (In Thousands, Except Per Share Data)

						Two Months
	Years ended December 31,			Fiscal Years ended October 31,		ended December 31,
	2003	2002	2001	2000	1999	2000
Statement of Operations Data:
Revenue:
Accordis	$37,265	$36,331	$31,329	$42,562	$39,195	$5,474
Health Management Systems	37,096	32,283	27,419	22,287	28,755	3,733

	74,361	68,614	58,748	64,849	67,950	9,207
Cost of services	72,481	71,656	76,818	76,520	65,905	10,895

Operating income (loss)	1,880	(3,042)	(18,070)	(11,671)	2,045	(1,688)
Gain on sale of assets	—	—	1,605	—	—	—
Net interest and net other income	256	517	667	1,024	1,206	138

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	2,136	(2,525)	(15,798)	(10,647)	3,251	(1,550)
Income tax expense (benefit)	—	—	—	(4,530)	1,149	(642)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	2,136	(2,525)	(15,798)	(6,117)	2,102	(908)
Discontinued operations:
Income (loss) from discontinued operations, net	212	—	(5,053)	2,656	5,381	(35)
Estimated gain (loss) on disposal of discontinued operations, net	—	3,460	(200)	—	—	—
Gain on sale of discontinued operations, net	—	—	1,587	—	—	—

Discontinued operations	212	3,460	(3,666)	2,656	5,381	(943)
Cumulative effect of change in accounting principle, net of tax benefit	—	—	—	(21,965)	—	—

Net income (loss)	$2,348	$935	$(19,464)	$(25,426)	$7,483	(943)

Per Common Share Data:
Basic income (loss) per share:
From continuing operations	$0.12	$(0.14)	$(0.88)	$(0.35)	$0.12	$(0.05)
From discontinued operations	0.01	0.19	(0.21)	0.15	0.31	—
From change in accounting principle	—	—	—	(1.26)	—	—

Total	$0.13	$0.05	$(1.09)	$(1.46)	$0.43	$(0.05)

Weighted average common shares, basic	18,330	18,199	17,857	17,467	17,357	17,252

Diluted income (loss) per share:
From continuing operations	$0.11	$(0.14)	$(0.88)	$(0.35)	$0.12	$(0.05)
From discontinued operations	0.01	0.19	(0.21)	0.15	0.31	—
From change in accounting principle	—	—	—	(1.26)	—	—

Total	$0.12	$0.05	$(1.09)	$(1.46)	$0.43	$(0.05)

Weighted average common shares, diluted	20,132	18,199	17,857	17,467	17,419	17,252

SELECTED CONSOLIDATED FINANCIAL DATA, continued (see Notes)

	December 31,	December 31,	December 31,	October 31,	October 31,	December 31,
	2003	2002	2001	2000	1999	2000
Balance Sheet Data:
Cash and short-term investments	$26,715	$25,282	$25,042	$16,740	$33,817	$13,574
Working capital	33,314	28,625	26,238	30,562	58,437	29,055
Total assets	63,123	61,666	60,394	79,563	123,367	75,637
Shareholders’ equity	50,607	47,768	45,781	65,598	91,232	64,673

Notes to Selected Consolidated Financial Data

•	Included in each respective year’s amounts are the revenue and costs associated with the following acquisitions, accounted for using the purchase method of accounting : assets of the former Health Receivables Management, LLC acquired June 1999.

•	Regarding Restructuring Costs and Other Charges, see Notes 11 and 12 of the Notes to Consolidated Financial Statements.

•	After analyzing the SEC’s “Frequently Asked Questions and Answers” bulletin released on October 12, 2000 pertaining to Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), we elected early adoption for our fiscal year ended October 31, 2000, implementing a change in accounting in regard to revenue generated from clients seeking reimbursement from third-party payors where our fees are contingent upon the client’s collections from third parties. As of November 1, 1999, we recognized revenue pertaining to such clients once the third-party payor remitted payment to its client. The change reduced revenue by $3.0 million and increased net loss by $503,000 for fiscal year 2000, excluding the cumulative effect of the change. The cumulative effect pertaining to this change as of the beginning of our fiscal year 2000 was $22.0 million, net of tax benefit.

•	Discontinued Operations. In fiscal year 2001, we sold Health Care microsystems, Inc. which operated as our Decision Support Group (DSG), and implemented a formal plan to close the Payor Systems Group (PSG) through an orderly wind-down of its operations. As these two businesses were previously presented as separate reportable segments and represented separate classes of customers and major businesses, the operating results are presented as discontinued operations for all periods presented. See Note 12 of the Notes to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

     Revenue Recognition. We principally recognize revenue for our service offerings when third party payors remit payment to the our customers. This policy is in effect because our fees are principally contingent upon our customers’ collections from third parties. Due to this revenue recognition policy, our operating results may vary significantly from quarter to quarter because of the timing of such collections by our customers and the fact that a significant portion of our operating expenses are fixed.

     Accounting for Income Taxes. We have incurred net operating losses for tax purposes during the last five years prior to the year ended December 31, 2003, resulting in cumulative federal net operating loss carry-forwards of $23 million as of December 31, 2003. In addition to other items expensed for financial reporting purposes that were not currently deductible for tax purposes, these net operating loss carryforwards result in gross deferred tax assets. We must assess the likelihood that the gross deferred tax assets, net of any deferred tax liabilities, will be recovered from future taxable income and to the extent we believe the recovery is not likely, we have established a valuation allowance.

     Significant management judgment is required in determining this valuation allowance. We have recorded a valuation allowance of $8.6 million as of December 31, 2003, due to uncertainties related to our ability to utilize some of our net deferred tax assets, primarily consisting of certain net operating loss carry-forwards before they expire. The valuation allowance is based on our estimate of taxable income and the period over which the net deferred tax assets will be recoverable. In the event that these estimates differ or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

     Conversely, if we are profitable in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the net deferred tax assets, for which a valuation is currently provided, we would record the estimated net realizable value of the net deferred tax asset at that time and would then provide income taxes at a rate equal to our combined federal and state effective rate of approximately 43%.

     The net deferred tax asset as of December 31, 2003 was $8.9 million, which is net of a valuation allowance of $8.6 million.

     Valuation of long lived and intangible assets and goodwill. Goodwill, representing the excess of acquisition costs over the fair value of net assets of acquired businesses, is not amortized but is reviewed for impairment at least annually and written down only in the periods in which it is determined that the recorded value is greater than the fair value. For the purposes of performing this impairment test, our business segments are our reporting units. The fair values of those reporting units, to which goodwill has been assigned, is compared with their recorded values. If recorded values are less than the fair values, no impairment is indicated. No impairment loss resulted from the initial goodwill impairment test in 2001, or from the annual impairment tests that were performed during 2003 and 2002. Goodwill acquired in business combinations completed before July 1, 2001 had been amortized through December 31, 2001 on a straight-line basis over a period of ten to forty years.

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	Significant negative industry or economic trends;

•	Significant decline in our stock price for a sustained period; and

•	Our market capitalization relative to net book value.

     We determine the recoverability of the carrying value of our long-lived assets based on a projection of the estimated undiscounted future net cash flows expected to result from the use of the asset. When we determine that the carrying value of long-lived assets may not be recoverable, we measure any impairment by comparing the carrying amount of the asset with the fair value of the asset. For identifiable intangibles, we determine fair value based on a projected discounted cash flow method using a discount rate reflective of our cost of funds.

     Estimating valuation allowances and accrued liabilities, such as bad debts, and restructuring charges. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, management must make estimates of the uncollectability of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The accounts receivable balance was $17.3 million, net of allowance for doubtful accounts of $3.5 million as of December 31, 2003.

     Management has estimated a certain amount of charges as of December 31, 2003 related to restructuring activities. We have recorded an estimated liability based on a reasonable assessment of the probable costs to be incurred. As additional information becomes available, we may revise the estimates. Such revisions in estimates of the potential restructuring liabilities could materially impact the results of operation and financial position.

     Discontinued Operations. The accompanying financial statements are prepared using discontinued operations accounting for our discontinued DSG and PSG businesses. Under discontinued operations accounting, amounts are accrued for estimates of our expected liabilities related to discontinued operations through their eventual discharge. In July 2001, we determined to proceed with an orderly closure of PSG by accelerating a wind-down of its remaining operations. The DSG business was sold in December 2001. At December 31, 2003, there were no remaining liabilities of the discontinued operations and any adjustments related to costs to be incurred during the close down or losses from operations, have been reflected in the 2003 and 2002 as discontinued operations. In the event that any liabilities should arise from these discontinued operations, there could be a material impact on our financial position and results of operations.

     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which the audited consolidated financial statements and notes thereto included in this Form 10-K contain accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

Strategic Review

     In late fiscal year 2000, we began a strategic examination of our operating businesses and general business strategies to implement a focused business plan, divest non-strategic assets and reduce infrastructure and overhead costs. At the end of calendar year 2001, we completed our strategic review and are now organized around two core businesses, Accordis and Health Management Systems, with a business plan focused on growing revenues and increasing profitability. As a consequence of the strategic review, we incurred restructuring charges, discontinued operating two business segments, one through closure and one through sale, and divested certain non-strategic assets as follows:

     Divestitures and Monetization of Non-Strategic Assets

     As a fundamental element of the strategic review, we completed the following divestitures:

     Sale of EDI business. In January 2001, we sold our electronic transaction processing (EDI) business, consisting of substantially all the assets of our wholly owned subsidiary, Quality Medi-Cal Adjudication, Incorporated, and certain assets of its wholly owned subsidiary, Health Receivables Management, Inc. The sale price of $3.0 million resulted in a pre-tax loss of $100,000. This business was a commodity billing service, and we determined the service was more appropriately purchased from specialized external vendors.

     Sale of CDR business. In July 2001, we sold our credit balance audit business through the sale of substantially all the assets of our wholly owned subsidiary, CDR Associates, Inc. The sale price of $3.2 million resulted in pre-tax gain of $1.7 million. The business was not core to our technology-based third party liability processing business, and consequently we sought to monetize this non-strategic asset through its sale.

     Sale of Health Care microsystems, Inc. In December 2001, we sold our wholly owned subsidiary, Health Care microsystems, Inc. which operated as our Decision Support Group. The sale price of $9.8 million resulted in a pre-tax gain of $1.9 million. We had originally entered the software business in 1995 through our merger with HCm, a company that furnished microcomputer-based distributed decision support software systems and consulting services to healthcare providers and payors. We determined this business was not critical to our strategy of providing business office outsourcing services. As this business was a separate reportable segment, representing a separate class of customer and major business, its operating results are presented as discontinued operations for all periods presented.

     Closure of Payor Systems Group. Our Payor Systems Group, which consisted of Health Information Systems Corporation and its sole operating subsidiary, Health Systems Architects, Inc., furnished various information technology based consulting and other services, and software products to managed care organizations. In March 2001, the PSG business received notification from its development partner, canceling their participation in our managed care system development initiative. As a consequence, we recognized a restructuring charge of $5.1 million and an asset impairment charge of $3.5 million associated with the PSG business. Later in June 2001 the PSG business received a cancellation notice from its largest customer. In light of these events, we determined to proceed with an orderly closure of PSG by accelerating a wind-down of its remaining operations. As this business was a separate reportable segment, representing a separate class of customer and major business, its operating results are presented as discontinued operations for all periods presented.

     Restructuring Charges, Asset Impairments, and Other Items

     In addition to the business divestitures and closure discussed above, we incurred several other charges resulting from the strategic review of our business operations, infrastructure, and management team. In particular:

•	In April 2001, we incurred a restructuring charge of $800,000 for facility exit costs and employee severance costs associated with the closure of our Washington, D.C. office.

•	Throughout 2001, we incurred $1.4 million in compensation costs for severance and retention bonuses that were paid during the year, resulting from our divestiture efforts and headcount reduction efforts.

•	In December 2001, we incurred a restructuring charge of $1.8 million consisting of $500,000 for severance costs associated with reductions in the information technology and facilities maintenance departments, and $1.3 million for facility exit costs associated with a plan to reduce the amount of office space we occupy at our headquarters in New York City. This office space reduction effort culminated in our executing a sublease in January 2003, resulting in an additional restructuring charge of $800,000 in December 2002 for facility exit costs. In December 2003, we increased this restructuring charge by $352,000 reflecting higher than estimated real estate taxes.

•	In December 2001, we recognized a charge of $1.3 million for the impairment of goodwill resulting from the 1997 acquisition of the Global business unit.

Current Overview

     Following the Strategic Review discussed above during 2001 we have focused on our two operating businesses, Health Management Systems and Accordis. Our goals have been to strengthen the operational management teams, improve and further develop our service delivery capabilities, clarify our targeted customer bases and how best to reach those audiences, increase revenue through new client acquisition and expansion of opportunities with existing clients, rationalize our cost structure, and develop long-term strategies for the future of the businesses.

     We believe at this time that these initiatives have been largely completed and we are focused on continued revenue growth and client acquisition, superior execution of service delivery, and on-going maintenance of the appropriate strategic agendas for the future.

     Revenue Considerations

     A macro economic factor in our Health Management Systems business is the rising cost of healthcare and the rising cost of entitlement programs such as Medicaid. Medicaid has grown on average approximately 10% per year over the last several years, while currently State budgets nationwide are under increasing strain due to decreasing revenues reflecting the status of the overall national economy and increasing state expenditures. In light of these circumstances and consistent with national business trends, State governments are more receptive to engaging vendors to help in coordination of benefits and cost containment activities. This serves as another underlying factor in the opportunity in our marketplace for revenue growth. What remains unknown is whether Health Management Systems will be successful in the awarding of these contracts. An ongoing uncertainty in the Health Management Systems marketplace is the increased government scrutiny of entitlement programs such as Medicaid and the continuing national dialogue on reforming the country’s healthcare system.

     Our Accordis business also benefits from the increase in healthcare spending over the last several years. Healthcare providers and in particular hospitals face a more difficult financial climate as costs increase at a disproportionate rate with reimbursements from both managed care payors and entitlement programs. Consistent with national business trends toward outsourcing, we expect to see an increase in the opportunity for Business Office Outsourcing with healthcare providers as they focus on managing their cost infrastructures by focusing on their core missions and examining opportunities to decrease costs in non-core activities. What remains unknown is whether and how quickly healthcare providers, primarily hospitals, will act on outsourcing their businesses offices and whether Accordis will be a successful vendor in securing such contracts. During the last few years Accordis has experienced substantial success providing specialized Reimbursement Services to hospitals. These services consist of Medicare Bad Debt Reporting, Disproportionate Share reporting, Medicaid Application services, and Medicare Indirect Medical Education Program reimbursement. Also, during the last two years Accordis has experienced substantial success providing revenue cycle management services to Emergency Medical Transport Providers in the form of technology based billing and collection services designed to optimize reimbursement, improve cash flow and reduce the cost to perform these functions. What remains unknown is whether Accordis can continue to maintain this level of success in the marketplace with its Reimbursement and Emergency Medical Transport Provider services.

     Most of our client engagements are unique in their scope and the particular needs and environment of the client; as a consequence, we do not have general key performance indicators for our two businesses that we use to measure their success. However, within each client engagement there are specific metrics and goals that management measures to monitor performance and success against client and our own expectations.

     Almost all of our business is on a contingency fee basis where we recognize revenue only after our client has received payment from a third-party. In addition, many of the services we perform in both our businesses are project based in nature, which often recur on an annual basis, but do not necessarily recur on a monthly or quarterly basis. This can lead to significant quarterly variations in revenue and operating results, as our operating expenses are largely fixed on a quarter to quarter basis. See a more detailed discussion in the Risk Factors section, below.

     Operating Expenses

     At the beginning of 2003, as a final element to the Strategic Review and focus on our two core remaining operating businesses, we implemented a corporate re-organization, placing the Health Management Systems and Accordis operations into separate corporate entities and creating HMS Business Services as a provider of data processing and general and administrative services to these two operating businesses. This action has provided for greater operational and financial management of the two businesses with improved clarity on the financial relationships in each business and their respective operating results, including the charges for services provided by the shared services entity.

     As a service company, 50% to 55% of our operating expenses are compensation. We adjust our employee headcount based on known business needs and current expectations about the near term future. Based on recent operating results, compensation expense tends to grow with increases in revenue although not on a directly corresponding basis since many employee functions do not require additional staff as revenue increases.

     Direct Project expenses are incurred based on the requirements of particular client engagements and have averaged approximately 17% to 18% of revenues on an annual basis, with quarterly fluctuations of plus or minus 2%.

     Occupancy and Data Processing expenses have not been substantially impacted by our growth in revenue over the past couple of years. These are largely infrastructure costs that would only be effected by significant changes in the business, either dramatic growth or shrinkage, or a dramatic change in our operational delivery model.

     Other Operating expenses reflect certain costs of doing business such as insurance, legal fees, accounting and tax fees, and costs associated with the requirements of being a publicly traded company. Other significant components of this category of expense are business expenses for other external professional services based on the needs of the operating business, travel and entertainment expenses, employee recruiting, training and activity costs, and miscellaneous office expenses.

     Operating Results

     Aside from the discussion above regarding revenue fluctuations due to our revenue recognition policy and the project nature of some of our revenues, our operating expenses can increase based on discrete spending activities such as the legal fees we incurred in 2003 related to the investigation by the United States Attorney’s Office. Similarly, in the first half of 2002, we continued to incur costs related to two discretionary initiatives, that were subsequently cancelled. One of the initiatives was a new service development effort and the other was a data processing system reconfiguration effort, both of which increased our compensation, data processing and other operating costs expense categories.

Years Ended December 31, 2003 and 2002

     Continuing Operations:

The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Operations expressed as a percentage of revenue:

	Years Ended
	December 31,
	2003	2002
Revenue	100.0%	100.0%
Cost of services:
Compensation	52.6%	55.1%
Data processing	6.3%	8.7%
Occupancy	7.5%	8.5%
Direct project costs	17.4%	16.8%
Other operating costs	13.2%	14.0%
Restructuring costs	0.5%	1.3%

Total cost of services	97.5%	104.4%

Operating income (loss)	2.5%	(4.4)%
Net interest income	0.4%	0.8%

Income (loss) from continuing operations before income taxes	2.9%	(3.6)%
Income taxes	—	—

Income (loss) from continuing operations	2.9%	(3.6)%
Income from discontinued operations	0.3%	5.0%

Net income	3.2%	1.4%

     Revenue for the year ended December 31, 2003 was $74.4 million, an increase of $5.7 million or 8.4% compared to revenue of $68.6 million in the prior fiscal year ended December 31, 2002.

     Health Management Systems, which provides third party liability identification and recovery services to state Medicaid agencies, generated revenue of $37.1 million in 2003, a $4.8 million or 14.9% increase over the prior year revenue of $32.3 million. This increase primarily reflected $500,000 of revenue during the current year from two new state clients and $1.6 million related to the expansion of services for an existing client. In addition, revenue increased by $3.8 million across the comparable client base reflecting specific non-recurring revenue opportunities with certain clients based on their particular needs, differences in the timing of when client projects were completed in the current year compared with the prior year, and changes in the volume, yields and scope of client projects. Non-recurring revenue opportunities are generally situations where we have an opportunity to earn additional revenue from a client which we do not expect will recur in the current year or which did not exist in the prior year. These increases were partially offset by a $1.1 million decrease in revenue resulting from the termination of two client relationships in the prior year.

     Accordis, which provides outsourced business office services for hospitals, generated revenue of $37.3 million in 2003, a $900,000 or 2.6% increase from the prior year revenue of $36.3 million. This increase primarily consisted of $4.0 million of revenue from four new customers since the prior year period and a $2.0 million increase with four customers resulting from an expansion in the scope of services provided. These increases were partially offset by a decrease in revenue of $2.8 million across the comparable client base reflecting specific non-recurring revenue opportunities with certain clients based on their particular needs, differences in the timing of when client projects were completed in the current year compared with the prior year, and changes in the volume, yields and scope of client projects. There was also a reduction in revenue of $2.3 million associated with 12 terminated or inactive customer relationships. These decreases in revenue across the comparable client base and the decrease associated with terminated or inactive client relationships include an estimated permanent revenue loss in the second quarter of $1.2 million attributable to processing delays and other impacts of the redirection of operational resources to regulatory matters. See Part I-Item 3. Legal Proceedings.

     Operating expenses as a percentage of revenue were 97.5% in the current year compared to 104.4% in the prior year and for 2003 were $72.5 million, an increase of $800,000, or 1.2%, compared to prior year operating expenses of $71.7 million. The increased operating expenses in 2003 were principally due to the increases in revenue in both of the operating businesses. As discussed below in more detail, legal fees associated with our response to the subpoena from the United States Attorney’s Office were substantially offset by several non-recurring charges in 2002.

     Compensation expense as a percentage of revenue was 52.6% in the current year compared to 55.1% in the prior year and for 2003 was $39.1 million, an increase of $1.3 million, or 3.5% from the prior year period expense of $37.8 million. This dollar increase resulted from general increases in compensation rates and the cost of employee benefits. At December 31, 2003, we had 493 employees, compared to 506 employees at December 31, 2002. The current year headcount and related compensation expense reflects a shift to service center employees for the provision of business outsourcing services from higher paid information technology employees.

     Data processing expense as a percentage of revenue was 6.3% in the current fiscal year compared to 8.7% in the prior fiscal year and for 2003 was $4.7 million, a decrease of $1.1 million or 21.3% compared to the prior year expense of $6.0 million. The prior year costs included $1.3 million associated with service development and system enhancement and reconfiguration activities that were terminated in the second quarter of 2002, including a charge of $600,000 for the disposal and impairment of hardware and software items.

     Occupancy expense as a percentage of revenue was 7.5% in the current year compared to 8.5% in the prior year and for 2003 was $5.6 million, a decrease of $300,000 or 4.4% from the prior year expense of $5.9 million. This net decrease reflects subletting one floor at our New York City headquarters, partially offset by nominal increases in rent and other occupancy expenses.

     Direct project expense as a percentage of revenue was 17.4% in the current year compared to 16.8% in the prior year and for 2003 was $12.9 million, an increase of $1.4 million or 12.4% from the prior fiscal year expense of $11.5 million. This increase reflects a $900,000 increase in expense related to Accordis, and a $500,000 increase in expense related to Health Management Systems. The Accordis increase was principally due to increased subcontractor expenses of $1.2 million and $400,000 of increased mailing costs partially offset by a $500,000 reduction in professional fees based on the particular mix of client engagements. The increase related to Health Management Systems is consistent with a 14.9% increase in revenues.

     Other operating expenses as a percentage of revenue were 13.2% in the current year compared to 14.0% in the prior year and for 2003 were $9.8 million, an increase of $200,000 or 1.7% compared to the prior year expense of $9.6 million. This net increase resulted from $2.2 million in expenses primarily for legal fees associated with our response to the subpoena from the United States Attorney’s Office and increased insurance costs of $300,000 which were partially offset by (1) a decrease of $1.2 million primarily for consulting and professional service fees associated with a service development initiative and a system reconfiguration effort, both of which were terminated in the second quarter in 2002; (2) $700,000 of expense in the prior year period related to certain stock option grants to members of the Board of Directors; and (3) a reduction in all other expenses of $400,000.

     Restructuring costs as a percentage of revenue were 0.5% in the current year compared to 1.3% in the prior year and in 2003 were $400,000 a decrease of $500,000 from 2002. Restructuring costs in 2002 reflect: (1) an $800,000 restructuring charge associated with reducing the amount of office space we occupy at our headquarters in

New York City based on an executed sublease and (2) an additional $100,000 in facility exit costs associated with the closure of our Washington, D.C. office. In 2003, restructuring charges reflect an additional $400,000 associated with higher than estimated real estate taxes on sublet office space.

     Operating income for the year ended December 31, 2003 was $1.9 million compared to an operating loss of $3.0 million for the prior year. The Accordis operating loss was $4.6 million for the year ended December 31, 2003 compared to an operating loss of $7.6 million in the prior year. Health Management Systems had an operating profit of $6.5 million for the year ended December 31, 2003 compared to an operating profit of $4.6 million in the prior year. The decrease in the Accordis operating loss largely reflects several non-recurring items in 2002 including $4.1 million in expenses for service development initiatives and system enhancement and reconfiguration activities partially offset by the $2.2 million in expenses primarily for legal fees associated with the investigation by the United States Attorney’s Office. The increase in Health Management Systems operating profitability largely reflects the increase in revenue discussed above.

     In 2003 and 2002, we did not recognize any income tax benefit (expense) against our income (loss) from continuing operations or the income from discontinued operations. We have incurred significant taxable losses the last several years. Most of our deferred income tax assets are in the form of net operating loss carry-forwards. A recoverability analysis was performed based on our recent taxable loss history and projections of future taxable operating results.

     Net interest income of $300,000 in fiscal year 2003 compared with $500,000 in the prior year reflects a shift to shorter term investments and a reduction in market interest rates.

     Income from continuing operations was $2.1 million in the current year compared with a loss of $2.5 million in the prior year. The $4.6 million increase in income largely reflects the reduction of non-recurring charges, restructuring charges, asset impairments and asset write-offs during the current fiscal year discussed above as well as the effects of increased revenue, particularly in our Health Management Systems business.

     Discontinued Operations

     As more fully discussed in Part 1. Item 1. Business, Note 1(b) and Note 12(b) of the Notes to Consolidated Financial Statements, we reported the results of PSG and DSG as discontinued operations for all periods presented. Income from discontinued operations in 2002 of $3.5 million was principally attributable to (1) a $2.7 million termination fee which was not included in the original loss on disposal estimate for PSG, (2) a reduction in the estimated loss on disposal of PSG of $448,000 based on actual operating results, and (3) $311,000 resulting from the favorable resolution of certain DSG operating liabilities. Income from discontinued operations for PSG in 2003 of $212,000 reflects the actual operating results for that period which were not previously included in the estimated loss on disposal estimate for PSG.

Year Ended December 31, 2002 and 2001

     Continuing Operations:

     The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Operations expressed as a percentage of revenue:

	Years Ended
	December 31,
	2002	2001
Revenue	100.0%	100.0%
Cost of services:
Compensation	55.1%	57.5%
Data processing	8.7%	15.6%
Occupancy	8.5%	10.6%
Direct project costs	16.8%	22.7%
Other operating costs	14.0%	17.6%
Restructuring costs	1.3%	3.9%
Impairment of assets	—	2.3%
Amortization of intangibles	—	0.6%

Total cost of services	104.4%	130.8%

Operating loss	(4.4)%	(30.8)%
Gain on sale of assets	—	2.8%
Net interest income	0.8%	1.1%

Loss from continuing operations before income taxes	(3.6)%	(26.9)%
Income taxes	—	—

Loss from continuing operations	(3.6)%	(26.9)%
Income (loss) from discontinued operations	5.0%	(6.2)%

Net income (loss)	1.4%	(33.1)%

     Revenue for the fiscal year ended December 31, 2002 was $68.6 million, an increase of $9.9 million or 16.9% compared to revenue of $58.7 million in the year 2001.

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

     Operating expenses as a percentage of revenue were 104.4% in 2002 compared to 130.8% in the prior fiscal year and for 2002 were $71.7 million, a decrease of $5.1 million, or 6.6%, compared to prior year operating expenses of $76.8 million. Operating expenses in 2002 included a $900,000 restructuring charge and, as discussed in more detail below, 2001 operating expenses were adversely impacted by several non-recurring charges, restructuring costs, asset impairments, write-offs and higher costs of service development initiatives.

     Compensation expense as a percentage of revenue was 55.1% in 2002 compared to 57.5% in the prior year and for 2002 was $37.8 million, an increase of $4.0 million, or 11.9% from the prior year period expense of $33.8 million. This increase resulted from an increase in staff, reflective of the growth in revenues and general increases in compensation rates, partially offset by a decrease of $1.2 million from the sale of the business of our CDR Associates subsidiary in July 2001. At December 31, 2002, we had 506 employees, compared to 433 employees at December 31, 2001.

     Data processing expense as a percentage of revenue was 8.7% in 2002 compared to 15.6% in the prior fiscal year and for 2002 was $6.0 million, a decrease of $3.2 million or 35.0% compared to the prior year expense of $9.2 million. The prior year costs included: (a) a charge of $1.4 million associated with the write-off of internally developed software initiative based on our assessment of the project’s future prospects, (b) a related charge of $1.5 million for external software commitments which had been integral to the same project, but were no longer of value to us, and (c) a charge of $300,000 for two unrelated software assets that were no longer in use. Partially offsetting these decreases was a current year charge of $600,000 for the disposal and impairment of hardware and software items resulting from the termination of an unrelated service initiative.

     Occupancy expense as a percentage of revenue was 8.5% in 2002 compared to 10.6% in the prior fiscal year and for 2002 was $5.9 million, a decrease of $300,000 or 5.6% from the prior fiscal year expense of $6.2 million. This decrease was principally due to reductions in utilities, services and other expenses generally as a result of prior year reductions in space.

     Direct project expense as a percentage of revenue was 16.8% in 2002 compared to 22.7% in the prior fiscal year and for 2002 was $11.5 million, a decrease of $1.9 million or 14.1% from the prior fiscal year expense of $13.4 million. During 2001, Accordis recognized bad debt expense of $2.7 million related to a receivable due from the District of Columbia. See Note 3 of the Notes to Consolidated Financial Statements. Partially offsetting this reduction in bad debt expense was a $1.0 million increase in expense related to Accordis, and a $200,000 decrease in expense related to Health Management Systems. The Accordis increase was principally due to the 16% increase in revenue. The decrease related to Health Management Systems reflects a $600,000 reduction in marketing partner expenses reflecting a change in business strategy for engaging new clients partially offset by increased expenses associated with a 17.7% increase in revenues.

     Other operating expenses as a percentage of revenue was 14.0% in 2002 compared to 17.6% in the prior year and for 2002 were $9.6 million, a decrease of $700,000 or 6.7% compared to the prior year expense of $10.3 million. Consulting and professional fees including related travel costs decreased by $500,000, from $4.0 million in 2001 to $3.5 million in 2002, principally due to two service development and system enhancement and reconfiguration activities that were terminated in the second quarter of 2002.

     Restructuring costs as a percentage of revenue were 1.3% in 2002 compared to 3.9% in the prior year and in 2002 were $900,000, a decrease of $1.4 million from 2001. The restructuring costs in 2001 reflect the net of: (1) a total charge of $1.8 million in December 2001, consisting of $1.3 million for facility exit costs to vacate one floor at our New York City headquarters, and $500,000 for severance costs associated with reductions in the information technology and facilities maintenance departments, (2) a net charge of $800,000 for facility exit costs and employee termination costs associated with the closure of our Washington, D.C. office in March 2001, and (3) in October 2001, a $300,000 reduction to the restructuring charge incurred in October 2000 associated with a facility consolidation initiative that was subsequently not undertaken. Restructuring costs in 2002 reflect: (1) an additional $800,000 restructuring charge associated with reducing the amount of office space we occupy at our headquarters in New York City based on an executed sublease and (2) an additional $100,000 in facility exit costs associated with the closure of our Washington D.C. office.

     In December 2001, we recognized an impairment of assets charge of $1.3 million for the full impairment of goodwill which arose from our 1997 acquisition of the Global computerized medical record based processing system business unit. The impairment charge was measured based on the projected discounted future cash flows from the business unit over the remaining 15 year amortization period of the goodwill using a discount rate reflective of our cost of funds.

     Operating loss for the year ended December 31, 2002 was $3.0 million compared to $18.1 million for the year ended December 31, 2001. The Accordis operating loss was $7.6 million for the year ended December 31, 2002 compared to an operating loss of $14.6 million in the prior year. Health Management Systems had an operating profit of $4.6 million for the year ended December 31, 2002 compared to an operating loss of $3.5 in the prior year. The decrease in the Accordis operating loss largely reflects several non-recurring items in 2001 including $3.2 million in data processing charges associated with a specific internal development initiative as discussed above, and the $2.7 million bad debt charge related to a receivable from the District of Columbia. The return of Health Management Systems to operating profitability largely reflects the increase in revenue discussed above, and the absence of the prior year non-recurring charges including a $1.3 million goodwill impairment charge for the Global business unit and the $800,000 restructuring charge associated with closing the Washington D.C. office.

     In 2001, we recognized a net gain on sale of assets of $1.6 million from the sale of our EDI business in January 2001 and our CDR business in July 2001. The sale of the EDI business resulted in a loss of $100,000 on a sale price of $2.8 million; the sale of the CDR business resulted in a gain of $1.7 million on a sale price of $3.2 million.

     In 2002 and 2001, we did not recognize any income tax benefit against our losses from continuing operations or the net losses from discontinued operations, but did recognize in 2001 a current income tax expense of $312,000 from the gain on sale of HCm. This absence of an income tax benefit in 2001 reflects an increase in our valuation allowance for the recovery of our net deferred income tax assets. We have incurred significant taxable losses the last several years. Most of our deferred income tax assets are in the form of net operating loss carryforwards. The recoverability analysis was performed based on our recent taxable loss history and projections of future taxable operating results.

     Net interest income of $500,000 in fiscal year 2002 compared with $700,000 in the prior year reflected a shift to shorter term investments and a reduction in market interest rates.

     Loss from continuing operations was $2.5 million in 2002 compared with a loss of $15.8 million in the prior year. The $13.3 million reduction in loss largely reflects the reduction of non-recurring charges, restructuring charges, asset impairments and asset write-offs during the current year discussed above.

     Discontinued Operations:

     As more fully discussed in Part 1. Item 1. Business, and Note 1(b) of the Notes to Consolidated Financial Statements, we reported the results of PSG and DSG as discontinued operations for all periods presented. Income from discontinued operations in 2002 of $3.5 million was principally attributable to (1) a $2.7 million termination fee which was not included in the original loss on disposal estimate for PSG, (2) a reduction in the estimated loss on disposal of PSG of $448,000 based on actual operating results, and (3) $311,000 resulting from the favorable resolution of certain DSG operating liabilities. Loss from discontinued operations for 2001 was $3.7 million. The 2001 loss from discontinued operations reflects a restructuring charge of $5.1 million and an asset impairment charge of $4.6 million incurred in the PSG business during April 2001, upon the loss of its development partner. The restructuring charge related to the write-off of the subject development initiative and related employee terminations and facility exit costs. The asset impairment charge related to the write-off of goodwill and other intangibles associated with our prior acquisition of the PSG business. We determined to close PSG in July 2001, and the estimated loss on disposal of $200,000 represented the anticipated loss during the wind-down period. We sold our wholly owned subsidiary, HCm, which had operated as DSG, in December 2001, recognizing a gain, after income tax expense, of $1.6 million on a sale price of $9.8 million. Thus, net loss on discontinued operations was $3.7 million in 2001.

     Net income was $935,000 in 2002 or $.05 per common share compared to a loss of $19.5 million or $1.09 per common share in the prior year.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

     Historically, our principal sources of funds are operations and the remaining proceeds from our initial public offering in 1992. At December 31, 2003, our cash and short-term investments and net working capital were $26.7 million and $33.3 million, respectively. Although we expect that operating cash flows will be a primary source of liquidity, the current significant cash and short term investment balances and working capital position are also fundamental sources of liquidity and capital resource. The current cash and short term investment balances are more than sufficient to meet our short term funding needs that are not met by operating cash flows. Operating cash flows could be adversely affected by a decrease in demand for our services. Our typical customer relationship, however, usually has a duration of several years, such that we do not expect any current decrease in demand. We estimate that we will purchase approximately $1.5 million of property and equipment during 2004, which is consistent with the amounts purchased on average during recent years. The payments due by period for our contractual obligations, consisting principally of facility lease obligations and equipment rental and software license obligations, are as follows (in thousands):

		Less than
	Total	One Year	2-3 Years	4-5 Years	After 5 years
Operating leases	$38,420	$6,242	$9,177	$7,003	$15,998

     We have entered into sublease arrangements for some of our facility obligations and expect to receive the following rental receipts (in thousands):

	Less than
Total	One Year	2-3 Years	4-5 Years	After 5 years
$10,132	$2,220	$3,727	$1,523	$2,662

     For the year ended December 31, 2003, cash provided by operations was $1.5 million compared with $300,000 for the prior year. The current year cash provided by operations of $1.5 million primarily results from our $2.3 million of net income plus depreciation and amortization charges of $2.6 million, reduced by an increase in accounts receivable of $2.3 million and a reduction in current liabilities of $1.4 million. During the current year, cash provided by investing activities was $200,000 reflecting the maturity of $1.0 million of short-term investments, which was substantially offset by $800,000 of property and equipment purchases. Cash provided by financing activities was $500,000 reflecting $240,000 from the exercise of stock options and the issuance of stock under our former employee stock purchase plan and $361,000 from the final repayment of a note receivable from an officer, which amounts were partially offset by $104,000 used to repurchase our common stock in the open market.

     On May 28, 1997, the Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not in excess of $10,000,000. During 2002, we purchased 292,100 shares on the open market at a total cost of $869,000. In 2003, we purchased an additional 35,800 shares on the open market at a total cost of $104,000. Cumulatively since the inception of the repurchase program, we have repurchased 1,644,916 shares having an aggregate purchase price of $9,288,000.

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

Risk Factors

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
SAFE HARBOR COMPLIANCE STATEMENT
FOR FORWARD-LOOKING STATEMENTS

     In passing the Private Securities Litigation Reform Act of 1995 (the Reform Act), Congress encouraged public companies to make “forward-looking statements” by creating a safe harbor to protect companies from securities law liability in connection with forward-looking statements. We intend to qualify both our written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions.

     “Forward-looking statements” are defined by the Reform Act. Generally, forward-looking statements include expressed expectations of future events and the assumptions on which the expressed expectations are based. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected. Due to those uncertainties and risks, prospective investors are urged not to place undue reliance on written or oral forward-looking statements of the Company. We undertake no obligation to update or revise this safe harbor compliance statement for forward-looking statements to reflect future developments. In addition, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

Our Operating Results Are Subject To Significant Fluctuations Due To Variability In The Timing Of
When We Recognize Contingency Fee Revenue And Other Factors. As A Result, You Will Not Be Able To
Rely On Our Operating Results In Any Particular Period As An Indication Of Our Future Performance

     Our revenue and consequently our operating results may vary significantly from period to period as a result of a number of factors, including the loss of customers due to consolidation in the healthcare industry, fluctuations in sales activity given our sales cycle of approximately three to eighteen months, and general economic conditions as they affect healthcare providers and payors. Further, we have experienced fluctuations in our revenue of up to 25% between reporting periods due to the timing of periodic revenue recovery projects and the timing and delays in third-party payors’ adjudication of claims and ultimate payment to our clients where our fees are contingent upon such collections. The extent to which future revenue fluctuations could occur due to these factors is not known and cannot be predicted. As a consequence, our results of operations are subject to significant fluctuations and our results of operations for any particular quarter or fiscal year may not be indicative of results of operations for future periods. A significant portion of our operating expenses are fixed, and are based primarily on revenue and sales forecasts. Any inability on our part to reduce spending or to compensate for any failure to meet sales forecasts or receive anticipated revenues could magnify the adverse impact of such events on our operating results.

We Are Subject To Claims If Our Service Offerings Contain Errors Or Experience Failures Or Do Not Meet
Customer Expectations And Could Lose Customers And Revenue

     The healthcare claiming environment is complex. On behalf of our clients, our Accordis business processes a very high volume of transactions in this environment. From time to time, we have been subject to claims by clients and could be subject to claims by clients in the future for errors in our service offerings, primarily for failures to secure reimbursement amounts otherwise payable to our clients. We have often resolved such claims by providing additional services to the client or by reducing fees on additional projects. There can be no assurance that contractual limitations of our responsibility for damages will be effective in these situations or that clients will not seek significant damages for errors in our services. Further, these performance failures could result in a loss of customers and resulting loss of revenue. In addition, service performance failures could result in a delay in market acceptance for our services, diversion of development resources, damage to our reputation or increased service costs.

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

We Are Subject To Government Regulation In Our Collections Services

     The collection industry in the United States is regulated both at the federal and state level. In addition to specific regulation regarding debts for healthcare services and among other collection regulations the Federal Fair Debt Collection Practices Act (FFDCPA) regulates any person who regularly collects or attempts to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person. The FFDCPA establishes specific guidelines and procedures that debt collectors must follow in communicating with consumer debtors, including the time, place and manner of such communications and places restrictions on communications with individuals other than consumer debtors in connection with the collection of any consumer debt. Additionally, the FFDCPA contains various notice and disclosure requirements and prohibits unfair or misleading representations by debt collectors. Many states require that we be licensed as a debt collection company and we believe that we are currently hold applicable licenses from all states where required. If we fail to comply with applicable laws and regulations, it could result in the suspension or termination of our ability to conduct collections, which would have a material adverse effect on us.

Changes In The United States Healthcare Environment Could Have A Material Negative Impact
On Our Revenue And Net Income

     The healthcare industry in the United States is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare organizations. Our services are designed to function within the structure of the healthcare financing and reimbursement system currently being used in the United States. During the past several years, the healthcare industry has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates, certain capital expenditures, and data confidentiality and privacy. From time to time, certain proposals to reform the healthcare system have been considered by Congress. These proposals, if enacted, may increase government involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for our clients. Healthcare organizations may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring their retention of service providers such as us. See also “Part 1. Item 1. Business — Healthcare Reform and Regulatory Matters” for additional discussion on this topic. We cannot predict what impact, if any, such proposals or healthcare reforms might have on our results of operations, financial condition or business.

     Recently, the General Accounting Office, an investigative arm of Congress, added Medicaid to its list of high risk programs. According to the GAO, states have used various financing schemes to generate excessive federal Medicaid matching funds while their own share of expenditures has remained unchanged or decreased. Also on January 30, 2004, the United States Senate Finance Committee Chairman requested that the HHS, CMS, and OIG respond to a lengthy request for information about vendors that provide contingency fee based revenue maximizing or revenue enhancement services to State Medicaid agencies specifically with the intent to increase federal Medicaid reimbursement. This type of service represents a very small portion of our Health Management Systems, Inc. suite of offerings and corresponding revenue streams. We cannot predict what impact, if any, this inquiry might have on our future results of operations, financial condition or business.

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

     The interpretation and application of the healthcare reimbursement rules to particular customer patient accounting environments involves judgment. If a regulatory agency were to disagree with certain judgments we have made or will make in providing healthcare billing services to a customer we could be subject to penalties, or fines or other sanctions by regulators. In addition, we could find it necessary to alter or eliminate some of our services.

Certain Provisions In Our Certificate Of Incorporation Could Discourage Unsolicited Takeover
Attempts, Which Could Depress The Market Price Of Our Common Stock

     Our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock with such designations, rights and preferences as may be determined by our Board of Directors. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights, which could adversely affect the voting power or, other rights of holders of our common stock. In the event of issuance, preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. Although we have no present intention to issue any shares of preferred stock, we cannot assure you that we will not do so in the future. In addition, our by-laws provide for a classified Board of Directors, which could also have the effect of discouraging a change of control.

Adverse Resolution Of Ongoing Investigation By The United States Attorney’s Office Could Cause
A Material Adverse Effect On Our Business

     On January 31, 2003, we announced that we had received a subpoena issued under the Health Insurance Portability and Accountability Act of 1996 from the United States Attorney’s Office for the Southern District of New York in connection with an investigation relating to possible federal healthcare offenses. The subpoena sought the production of certain documents from January 1982 to present relating to medical reimbursement claims submitted by us to Medicare, Medicaid, and other federal healthcare programs, particularly on behalf of a significant client of Accordis.

     Our Board of Directors appointed a special committee to oversee our response to the investigation. We continue to cooperate fully with the investigation.

     Private parties may assert claims against healthcare providers for violations of healthcare laws in actions known as qui tam suits. In these cases, the complaints filed by private litigants are sealed with the court, pending a decision by the government as to whether it will intervene in, and take control of, the litigation. If the government declines to intervene, the private litigant may independently pursue the case against the healthcare provider. In the course of discussions with the United States Attorney’s Office, we learned that a qui tam lawsuit has been filed against us in the U.S. District Court for the Southern District of New York. Because the qui tam complaint remains sealed, we have not had any opportunity to review its allegations. We believe, however, that it is likely that the complaint primarily relates to the matters covered by the government’s subpoena. We intend to vigorously defend any qui tam proceeding that is asserted against us.

     We are not able to give any assurances as to the duration or outcome of the investigation or as to the effect that any proceedings that may be brought by the government may have on our financial condition or results of operations. The initiation of proceedings against us, even if we are ultimately successful in defending them, could have a material adverse effect on our business, financial position, results of operations or liquidity.

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

     The table below presents the historic cost basis, and the fair value for our investment portfolio as of December 31, 2003, and the related weighted average interest rates by year of maturity (in thousands):

	Matures Year Ending	Total	Total
	December 31, 2004	Historical Cost	Fair value
Fixed income governmental securities	$100	$100	$100
Average interest rate	4.15%	4.15%

Item 8. Financial Statements and Supplementary Data

     The information required by Item 8 is found on pages 46 to 68 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable.

Item 9A. Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, such officers have concluded that as of such date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

     Changes in Initial Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Certain information is set forth below with respect to the executive officers and directors of the Company as of December 31, 2003:

Name	Position
William F. Miller III	Chairman and Chief Executive Officer
Robert M. Holster	President and Chief Operating Officer
Philip Rydzewski	Chief Financial Officer, Treasurer, and Secretary
William C. Lucia	President, Health Management Systems, Inc.
Randolph G. Brown (1)	Director
James T. Kelly (1) (2)	Director
William W. Neal (2)	Director
Galen D. Powers (3)	Director
Ellen A. Rudnick (3)	Director
Richard H. Stowe (1) (2) (3)	Director

As of March 3, 2004, Board Committee membership is as follows:

      (1) Member of the Audit Committee

     (2) Member of the Compensation Committee

     (3) Member of the Compliance Committe

     William F. Miller III, 54, Chairman and Chief Executive Officer, joined us in October of 2000 as Chief Executive Officer and director. On December 14, 2000, Mr. Miller was elected Chairman of the Board. From 1983 through 1999, Mr. Miller served as President and Chief Operating Officer of EmCare Holdings, Inc., a leading national healthcare services firm focused on the provision of emergency physician medical services. From 1980 through 1983, Mr. Miller served as Administrator/Chief Operating Officer of Vail Mountain Medical. Prior to 1980, Mr. Miller served in various management positions as CFO, and CEO of various investor owned hospital facilities. Mr. Miller is currently a director of Lincare Holdings, Inc. and AMN Healthcare, Inc.

     Robert M. Holster, 57, re-joined us in April of 2001 as President and Chief Operating Officer. From 1993 through 1998, Mr. Holster served as President and Chief Executive Officer of HHL Financial Services, Inc., at the time one of the nation’s largest healthcare accounts receivable management companies. From 1998 to 2000, Mr. Holster served as Trustee of the HHL Trust. Previously, Mr. Holster served as our Executive Vice President from 1982 through 1993 and as one of our directors from 1989 through 1996. Prior to 1982, Mr. Holster served in a number of executive positions including Chief Financial Officer of Macmillan, Inc. and Controller of Pfizer Laboratories, a division of Pfizer, Inc. Mr. Holster is currently a director of Hi-Tech Pharmacal, Inc.

     Philip Rydzewski, 41, Chief Financial Officer, joined us in April 2001 as Vice President and Controller. Previously, from 1990 until 1998, he was Vice President Finance and Corporate Controller for PHP Healthcare Corporation, a publicly held diversified healthcare services provider. Prior to that, from 1985 to 1990, Mr. Rydzewski was in the auditing and accounting services practice with KPMG LLP. Most recently, from 2000 to 2001, Mr. Rydzewski served as Vice President of Finance for Amazing Media, a venture capital backed start-up firm, and from 1999 to 2000, Mr. Rydzewski provided acquisition integration, accounting and financial consulting services for publicly held technology and consulting firms.

     William C. Lucia, 46, President of our Health Management Systems, Inc. subsidiary, joined us in 1996. Mr. Lucia has held several positions with us including: President, Payor Services Division, 2001 to 2002; Vice President and General Manager, Payor Services Division, 2000 to 2001; Vice President, Business Office Services, 1999 to 2000; Chief Operating Officer of Quality Medical Adjudications, Inc. (“QMA”) (formerly a wholly-owned subsidiary of ours) and Vice President of West Coast Operations, 1998 to 1999; Vice President and General Manager of QMA, 1997 to 1998; and Director of Information Systems for QMA, 1996 to 1997. Prior to joining us, Mr. Lucia served in various executive positions including Senior Vice President, Operations and Chief Information Officer for Celtic Life Insurance Company and Senior Vice President, Insurance Operations for North American Company for Life and Health Insurance. Mr. Lucia is a Fellow, Life Management Institute (LOMA).

     Randolph G. Brown, 61, has served as a director since 1998. Mr. Brown is a private investor who formerly served as Chairman and Chief Executive Officer of One-Inc., a developer and manager of refractive and cataract surgery centers in New York, from August of 1999 until he sold the business in October 2001. Previously, Mr. Brown had been an independent business consultant since November 1996, principally as a venture partner with Morgenthaler Venture Partners. From July 1987 through October 1996, Mr. Brown served in various senior executive positions, including Chairman, President and Chief Executive Officer for Medaphis Corporation, a provider of accounts receivable management services to hospital-affiliated physicians and hospitals. From 1978 to 1987, Mr. Brown served in various management positions with Humana Inc., at that time a provider of integrated healthcare delivery services.

     James T. Kelly, 57, has served as a director since December 2001. Mr. Kelly is a private investor who formerly served as the Chief Executive Officer of Lincare Holdings, Inc., one of the nation’s largest providers of oxygen and other respiratory therapy services to patients in the home, from 1986 through 1996, and served as Chairman of the Board from 1994 through 2000. Prior to becoming Lincare’s Chief Executive Officer, Mr. Kelly served in a number of positions within the Mining and Metals Division of Union Carbide Corporation. Mr. Kelly is currently a director of American Dental Partners, Inc. and several private companies.

     William W. Neal, 71, has served as a director since 1989. Mr. Neal is a private investor who is currently affiliated with Piedmont Venture Partners. Mr. Neal formerly served as Managing Principal of Piedmont Venture Partners, a venture capital firm, from 1996 to 2001. From 1989 to 1996, he served as Chief Executive Officer of Broadway and Seymour, a company that provided software and computer systems to the banking industry. From 1985 through July 1989, he was a general partner of Welsh, Carson, Anderson & Stowe (“WCAS”), an investment firm. Mr. Neal was Senior Vice President, Marketing of Automated Data Processing, Inc. (“ADP”) from 1984 to 1985 and a Group President of ADP from 1978 to 1984. He served as a director of ADP from 1982 to 1985.

     Galen D. Powers, 67, has served as a director since 1992. Mr. Powers is the Senior Founder of Powers, Pyles, Sutter & Verville P.C., a Washington, D.C. law firm specializing in healthcare and hospital law, which he founded in 1983. Mr. Powers was the first chief counsel of the federal Health Care Financing Administration (now Centers for Medicare and Medicaid Services) and has served as a director and the President of the American Health Lawyers Association. Mr. Powers is currently a director of MedCath, Inc., which owns and operates acute care hospitals that specialize in cardiovascular disease, and a number of private companies in the healthcare field.

     Ellen A. Rudnick, 53, has served as a director since 1997. Ms. Rudnick is an Executive Director and Clinical Professor of the Michael P. Polsky Entrepreneurship Center, University of Chicago Graduate School of Business. She also served as Chairman of CEO Advisors, Inc., a privately held consulting firm through 2003. From 1993 until 1999, Ms. Rudnick served as Chairman of Pacific Biometrics, Inc., a publicly held healthcare biodiagnostics company and its predecessor, Bioquant. From 1990 to 1992, she was President and Chief Executive Officer of Healthcare Knowledge Resources (“HKR”), a privately held healthcare information technology corporation, and subsequently served as President of HCIA, Inc. (“HCIA”) following the acquisition of HKR by HCIA. From 1975 to 1990, Ms. Rudnick served in various positions at Baxter Health Care Corporation, including

Corporate Vice President and President of its Management Services Division. She also serves on the Boards of Liberty Mutual Insurance Company, Oxford Health Plans and Patterson Dental Supply, Inc..

     Richard H. Stowe, 60, has served as a director since 1989. Mr. Stowe is a private investor and Senior Advisor to Capital Counsel LLC, an asset management firm. From 1979 until 1998, Mr. Stowe was a general partner of WCAS. Prior to 1979, he was a Vice President in the venture capital and corporate finance groups of New Court Securities Corporation (now Rothschild, Inc.). Mr. Stowe is also a director of MedQuist, Inc. a provider of medical record transcription services.

Audit Committee

     We have a separately-designated standing Audit Committee of our Board of Directors. The current members of the Audit Committee are Messrs. Brown, Kelly and Stowe, each of whom is independent under the current listing standards of The Nasdaq Stock Market. In addition, the Board of Directors has reviewed the qualifications and experience of each of the Audit Committee members, including their experience in supervising the preparation of, and/or their experience in evaluating, audited financial statements, and has determined that each of them is able to read and understand fundamental financial statements. The Board of Directors has also determined that Mr. Brown qualifies as an “audit committee financial expert” within the meaning of the current rules of the Securities and Exchange Commission.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the Exchange Act) and the rules issued thereunder, our executive officers and directors are required to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of Common Stock. Copies of such reports are required to be furnished to us. Based solely on review of the copies of such reports furnished to us, or written representations that no other reports were required, we believe that during fiscal year 2003 all of our executive officers and directors complied with the requirements of Section 16(a).

Code of Ethics

     We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. However we are currently in the process of evaluating and preparing a proposed Code of Ethics which is expected to be adopted and posted on our website at www.hmsholdings.com by May 15, 2004.

Item 11. Executive Compensation

     The following table sets forth the cash and non-cash compensation for the three years ended December 31, 2003 awarded to or earned by the Chief Executive Officer and by each of our other three most highly compensated executive officers. We only have three other executive officers.

						Long-Term
		Annual Compensation				Compensation
						Awards
					Other	Securities
	Fiscal				Annual	Underlying	All Other
Name and Principal Position	Year	Salary($)	Bonus($)		Compensation($)	Options	Compensation($) (a)
William F. Miller III (b)	2003	$400,000	$200,000		$—	100,000	$6,000
Chairman and	2002	400,000	545,000	(b)	—	125,000	6,000
Chief Executive Officer	2001	400,000	574,000	(b)	—	825,000	5,100
Robert M. Holster (c)	2003	325,000	162,500		—	100,000	6,000
President and	2002	325,000	162,500		—	125,000	6,000
Chief Operating Officer	2001	243,750	100,000		—	775,000	4,828
William C. Lucia	2003	225,000	132,500		—	50,000	6,000
President, Health	2002	225,000	128,250		—	100,000	4,875
Management Systems, Inc.	2001	206,000	135,000		—	185,000	2,725
Philip Rydzewski (e)	2003	200,000	80,000		—	50,000	3,785
Chief Financial Officer,	2002	200,000	80,000		—	100,000	3,400
Treasurer and Secretary	2001	91,077	44,000		—	150,000	1,200

(a)	Includes matching contributions under our 401(k) Plan.

(b)	Mr. Miller joined us as Chief Executive Officer and a director as of October 2, 2000. Mr. Miller’s entire bonus for 2002 and 2001, after deduction for related payroll taxes, was applied to pay the first and second principal installments and accrued interest on his indebtedness to the Company arising from the purchase of shares of our common stock in January 2001. See “Employment Agreements”.

(c)	Mr. Holster joined us as President and Chief Operating Officer during 2001.

(d)	Mr. Lucia joined us in 1996 and was appointed President of Health Management Systems, Inc. in March 2003.

(e)	Mr. Rydzewski joined us during 2001.

Stock Options

     Our 1999 Long-Term Incentive Stock Plan allows grants of stock options and other rights relating to our Common Stock. In general, whether exercising stock options is profitable depends on the relationship between the Common Stock’s market price and the option’s exercise price, as well as on the optionee’s investment decisions. Options that are “in the money” on a given date can become “out of the money” if prices change on the stock market. For these reasons, we believe that placing a current value on outstanding options is highly speculative and may not represent the true benefit, if any, that may be realized by the optionee. The following two tables give more information on stock options.

     The following table sets forth selected option grant information for the year ended December 31, 2003 with respect to options awarded to the Chief Executive Officer and each of our three other most highly compensated executive officers. We only have three other executive officers.

Options Granted in the Last Year

						Potential Realizable
						Value at Assumed
						Annual Rates of Stock
		Number of	% of Total			Price Appreciations
	Type of Option	of Options	Options Granted to	Exercise Price Per	Expiration	for Option Term(b)
Name	Granted	Granted	Employees(a)	Share	Date	5%	10%
William F. Miller III	NQ	66,667	8.3%	$2.92	11/4/2013	$122,425	$310,250
	ISO	33,333	4.2%	2.92	11/4/2013	61,212	155,123

		100,000	12.5%			183,637	465,373

Robert M Holster	NQ	66,667	8.3%	2.92	11/4/2013	122,425	310,250
	ISO	33,333	4.2%	2.92	11/4/2013	61,212	155,123

		100,000	12.5%			183,637	465,373

William Lucia	NQ	33,332	4.2%	2.92	11/4/2013	61,210	155,118
	ISO	16,668	2.1%	2.92	11/4/2013	30,609	77,568

		50,000	6.3%			91,819	232,686

Philip Rydzewski	NQ	33,334	4.2%	2.92	11/4/2013	61,214	155,127
	ISO	16,666	2.1%	2.92	11/4/2013	30,605	77,559

		50,000	6.3%			91,819	232,686

a)	Represents individual option grant as a percentage of total options issued in the year ended December 31, 2003.

b)	The hypothetical potential appreciation shown in these columns reflects the required calculations at compounded annual rates of 5% and 10% set by the Securities and Exchange Commission, and therefore is not intended to represent either historical appreciation or anticipated future price appreciation of the Common Stock.

Stock Options Exercised in 2003 and Related Period-ended Stock Option Values

     The following table sets forth selected stock option exercise information for the year ended December 31, 2003 and the number and value of stock options as of December 31, 2003 relating to the Chief Executive Officer and each of our other three most highly compensated executive officers. We only have three other executive officers.

			Number of Unexercised		Value of Unexercised
	Shares		Options at Period-End		Options at Period-End (a)
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
William F. Miller III	—	$—	860,418	189,582	$2,006,709	$317,041
Robert M Holster	—	—	816,668	183,332	1,963,584	309,166
William Lucia	—	—	265,834	106,666	361,417	147,133
Philip Rydzewski	—	—	216,668	83,332	302,502	101,998

(a)	Value of unexercised “in-the-money” options is determined by multiplying the number of shares subject to such options by the difference between the exercise price per share and $3.84, the closing price per share of the Common Stock on the Nasdaq-Amex National Market System on December 31, 2003.

401(k) Plan

     Effective November 1, 1997, we established a 401(k) Plan to replace our terminated profit sharing plan. The 401(k) Plan permits an employee to contribute a portion of the employee’s compensation, subject to certain limitations. At our discretion, we may make annual contributions to the 401(k) Plan for the benefit of participating employees. For the fiscal years ended December 31, 2003, 2002 and 2001, 401(k) Plan expense was $467,000, $451,000 and $264,000, respectively.

Employment Agreements

William F. Miller III – Chief Executive Officer

     On November 4, 2003, we amended our employment agreement with Mr. Miller , which was originally entered into on October 2, 2000 (the Miller Agreement). The Miller Agreement provides for his employment through October 2, 2006 (the Employment Term) (subject to earlier termination in certain circumstances as described below), at a base salary of $400,000 per year. Mr. Miller is eligible to receive bonus compensation from us in respect of each fiscal year (or portion thereof) during the Employment Term, in each case as may be determined by our Board of Directors in its sole discretion on the basis of performance-based or such other criteria as may be established from time to time by our Board of Directors.

     On January 10, 2001, as a condition of Mr. Miller’s employment, our Accelerated Claims Processing, Inc. subsidiary, a Delaware corporation, provided the financing for Mr. Miller to purchase directly from us 550,000 shares of Common Stock. The loan, in the principal amount of $721,785, bore interest at the rate of 6.5% per annum, and was payable annually in two equal installments commencing January 2002. The loan was a full recourse loan and was secured by the purchased shares and the shares issuable upon the exercise of stock options. Bonuses otherwise payable to Mr. Miller were applied to pay the first and second installments of principal and interest on Mr. Miller’s note to us in January 2002 and 2003, respectively. The loan is now fully repaid.

     Also in connection with his employment, on January 10, 2001, the Compensation Committee granted Mr. Miller options to purchase 750,000 shares of Common Stock at an exercise price of $1.31 per share (the then current market price), with options covering 100,000 shares vesting on the first anniversary of the grant, and options covering the remaining 650,000 shares vesting thereafter in eight equal quarterly installments. These options were not granted pursuant to our 1999 Long-Term Incentive Stock Plan.

     If we terminate Mr. Miller’s employment without “cause” or if his employment ceases within 45 days of a change in control of us (both as defined in the Miller Agreement), Mr. Miller will be entitled to a continuation of salary for 24 months and group medical insurance for 36 months following termination of employment. In addition, certain of his unvested options accelerate and certain restrictions on his Common Stock are eliminated in the case of a change in control, as defined in the Miller Agreement.

Robert M. Holster – President and Chief Operating Officer

     On February 11, 2004, we amended our employment agreement with Mr. Holster, which was originally entered into on March 31, 2001 (the Holster Agreement). The Holster Agreement provides for his employment through April 2, 2007 (the Employment Term) (subject to earlier termination in certain circumstances as described below), at a base salary of $325,000 per year. Mr. Holster is eligible to receive bonus compensation from us in respect of each fiscal year (or portion thereof) during the Employment Term, in each case as may be determined by our Board of Directors in its sole discretion on the basis of performance-based or such other criteria as may be established from time to time by our Board of Directors.

     Also in connection with his employment, on March 30, 2001, the Compensation Committee granted Mr. Holster options to purchase 700,000 shares of Common Stock at an exercise price of $1.19 per share (the then current market price), with options covering 100,000 shares vesting on the first anniversary of the grant, and options covering the remaining 600,000 shares vesting thereafter in eight equal quarterly installments. These options were not granted pursuant to our 1999 Long-Term Incentive Stock Plan.

     If we terminate Mr. Holster’s employment without “cause” or if his employment ceases within 45 days of a change in control of us (both as defined in the Holster Agreement), Mr. Holster will be entitled to a continuation of salary and group medical insurance for 24 months following termination of employment. In addition, certain of his unvested options accelerate in the case of a change in control, as defined in the Holster Agreement.

William Lucia – President, Health Management Systems, Inc.

     On January 1, 2003, Mr. Lucia entered into an employment agreement (the Lucia Agreement) with us. The Lucia Agreement provides for his employment through January 1, 2006 (the Lucia Employment Term) (subject to earlier termination in certain circumstances as described below), at a base salary of $225,000 per year. Mr. Lucia is eligible to receive bonus compensation from us in respect of each fiscal year (or portion thereof) during the Lucia Employment Term in an amount of 50% of base salary, in each case as may be determined by our Board of Directors in its sole discretion on the basis of meeting Health Management Systems business objectives established from time to time by our Board of Directors.

     Also in connection with his employment, Mr. Lucia is eligible for consideration by our Board of Directors for awards of stock options under any stock option plan that may be established by the Company for its and its subsidiaries’ key employees, the amount, if any, of shares for which options may be granted to Mr. Lucia to be in the sole discretion of our Board of Directors.

     If we terminate Mr. Lucia’s employment without “cause”, Mr. Lucia will be eligible to receive a continuation of salary and group medical insurance for 12 months following termination of employment.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee is comprised of Richard H. Stowe, William W. Neal, and James T. Kelly, each of whom is a non-employee director of the Company. No member of this Committee was at any time during fiscal year 2003 or at any other time an officer or employee of ours. None of our executive officers served on the Compensation Committee of another entity or on any other committee of the Board of Directors of another entity performing similar functions during our last fiscal year.

Compensation Committee Report on Executive Compensation

     This report provides an explanation of the philosophy underlying executive compensation program and details on how decisions were implemented during fiscal year 2003 regarding the compensation paid to our executive officers.

     Our mission is to be a significant provider of quality services in the markets it serves. To support this and other strategic objectives as approved by the Board of Directors and to provide adequate returns to shareholders, we must compete for, attract, develop, motivate, and retain top quality executive talent at the corporate office and operating business units during periods of both favorable and unfavorable business conditions.

     Our executive compensation program is a critical management tool in achieving this goal. “Pay for performance” is the underlying philosophy for our executive compensation program. Consistent with this philosophy, the program has been carefully conceived and is independently administered by the Compensation Committee (the Committee) of the Board of Directors, which is comprised entirely of non-employee directors, all of whom are “independent directors” under the current listing standards of the NASDAQ Stock Market. The program is designed to link executive pay to corporate performance, including share price, recognizing that there is not always a direct correlation in the short-term between executive performance and share price.

     The program is designed and administered to:

o	reward individual and team achievements that contribute to the attainment of our business goals; and

o	provide a balance of total compensation opportunities, including salary, bonus, and longer-term cash and equity incentives, that are competitive with similarly situated companies and reflective of our performance.

     In seeking to link executive pay to corporate performance, the Committee believes that the most appropriate measure of corporate performance is the increase in long-term shareholder value, which involves improving such quantitative performance measures as revenue, net income, cash flow, operating margins, earnings per share, and return on shareholders’ equity. The Committee may also consider qualitative corporate and individual factors which it believes bear on increasing our long-term value to its shareholders. These include: (i) revenue growth; (ii) increases in operating income; (iii) the attainment of specific financial goals; (iv) the development of competitive advantages; (v) the ability to deal effectively with the growing complexity of our businesses; (vi) success in developing business strategies, managing costs, and improving the quality of our services as well as customer satisfaction; (vii) execution of divestitures, business unit closures, acquisitions, and strategic partnerships, (viii) implementation of operating efficiencies, and (ix) the general performance of individual job responsibilities.

     Our executive compensation program consists of: (i) a base salary; (ii) an annual bonus; and (iii) a long-term incentive represented by stock options.

Compensation of Executive Officers

     Salary. In determining the amount of compensation to be paid to our executive officers, the Committee adheres to long established compensation policies of the Company pursuant to which executive compensation is determined. Base salary determinants include the prevailing rate of compensation for positions of like responsibility in the particular geographic area, the level of the executive’s compensation in relation to our other executives with the same, more, or less responsibilities, and the tenure of the individual. To ensure both competitiveness and appropriateness of base salaries, we retain professional consultants on a periodic basis to update the job classification and pay scale structure pursuant to which individual executives (and the remainder of our employees) are classified and the pay ranges with which their jobs are associated.

     Bonus. Bonuses are intended to reward both overall corporate performance and an individual’s participation in attaining such performance. From time to time, bonuses are also awarded to augment base salary when a determination has been made that an executive’s salary is not competitive in light of the factors discussed above.

     Stock Options. The longer-term component of our executive compensation program consists of stock options. The options generally permit the option holder to buy the number of shares of the underlying Common Stock (an option exercise) at a price equal to or greater than the market price of the stock at the time of grant. Thus, the options generally gain value only to the extent the stock price exceeds the option exercise price during the life of the option. Generally a portion of the options vest over a period of several years and expire no later than ten years after grant. Stock options are granted upon the recommendation of management and approval of the Committee based upon their subjective evaluation of the appropriate amount for the level and amount of responsibility of each executive officer.

Compensation of the Chief Executive Officer

     Determination of our compensation of William F. Miller III, our Chief Executive Officer, takes into account the factors described above as pertinent to the remainder of our executives and employees, while also taking into consideration the proprietary nature of our business and efforts expended in connection with development of our business strategy and service development activities. The Committee more specifically took into account (i) Mr. Miller’s success in growing revenues, (ii) Mr. Miller’s success in improving operating income compared to the prior year and in general progressively during the year, (iii) achieving certain specified financial targets, (iv) Mr. Miller’s success in leading and strengthening the executive team and the operating division management teams, and (iv) the amount of Mr. Miller’s compensation relative to chief executive officers of comparable companies.

Other

     Section 162(m) of the Internal Revenue Code prohibits us from deducting any compensation in excess of $1,000,000 paid to certain of its executive officers, except to the extent that such compensation is paid pursuant to a shareholder approved plan upon the attainment of specified performance objectives. The Committee believes that tax deductibility is an important factor, but not the sole factor, to be considered in setting executive compensation policy. Accordingly, the Committee generally intends to take such reasonable steps as are required to avoid the loss of a tax deduction due to Section 162(m), but reserves the right, in appropriate circumstances, to pay amounts which are not deductible.

COMPENSATION COMMITTEE

James T. Kelly
Richard H. Stowe
William W. Neal

Shareholder Return Performance Graphs

     The graph presented below provides a comparison between the cumulative total shareholder return (assuming the reinvestment of dividends) on our common stock since October 1998 and the Nasdaq U.S. companies index, the Nasdaq computer and data processing service companies index, and the Nasdaq health service companies index, over the same period. The graph assumes the investment of $100 in the common stock and each of the indices.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Stock Ownership

     The following table sets forth certain information regarding the beneficial ownership of Common Stock as of December 31, 2003 by (a) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (b) each executive officer identified in the Summary Compensation Table below, (c) each director and nominee for director, and (d) all executive officers and directors as a group. Except as otherwise noted, the named shareholder had sole voting and investment power with respect to such securities.

Name	Amount	Percentage
AIM Management Group (a)	2,581,000	14.0%
11 Greenway Plaza, Suite 100 Houston, TX 77046
Welch Capital Partners (b)	1,577,220	8.6%
101 E. 52nd Street, 31st Floor New York, NY 10022
Wells Fargo/Benson Associates (c)	1,296,346	7.0%
5335 Meadows Road, Suite 290 Lake Oswego, OR 97035
Dimensional Fund Advisors Inc. (d)	1,203,752	6.5%
1229 Ocean Avenue, 11th Floor, Santa Monica, CA 90401
William F. Miller III(e)	1,545,763	8.0%
Robert M. Holster(f)	910,058	4.7%
William C. Lucia(g)	272,528	1.5%
Philip Rydzewski(h)	216,668	1.2%
Randolph G. Brown(i)	151,000	*
James T. Kelly(j)	280,000	1.5%
William W. Neal(k)	149,670	*
Galen D. Powers(l)	122,185	*
Ellen A. Rudnick(m)	111,500	*
Richard H. Stowe(n)	293,562	1.6%
All executive officers and directors as a group (10 persons)(o)	4,052,854	18.7%

*	denotes percentage of ownership is less than 1%.

(a) The number of shares of Common Stock beneficially owned is based upon information on a Schedule 13G filed by AIM Management group with the Securities and Exchange Commission as of December 31, 2003.

(b) The number of shares of Common Stock beneficially owned is based upon information on a Scheduled 13G/A filed by Welch Capital Partners, LLC with the Securities and Exchange Commission as of December 31, 2003.

(c) The number of shares of Common Stock beneficially owned is based upon information on a Schedule 13G filed by Wells Fargo/Benson Associates LLC with the Securities and Exchange Commission as of December 31, 2003.

(d) According to its Schedule 13G for the year ended December 31, 2003, Dimensional is a registered investment advisor which furnishes investment advice to four investment companies registered under the Investment Company

Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. The shares of Common Stock are owned by these funds.

(e) Includes outstanding options to purchase 941,668 shares (75,000 of which are held in trust by members of the family of Mr. Miller, as to which Mr. Miller disclaims beneficial ownership) of Common Stock that are currently exercisable or will become exercisable before February 29, 2004. Also includes 6,000 shares of Common Stock owned by members of the family of Mr. Miller, as to which Mr. Miller disclaims beneficial ownership.

(f) Includes outstanding options to purchase 816,668 shares of Common Stock that are currently exercisable or will become exercisable before February 29, 2004. Also includes 35,996 shares of Common Stock owned by members of the family of Mr. Holster, as to which Mr. Holster disclaims beneficial ownership.

(g) Includes outstanding options to purchase 265,834 shares of Common Stock that are currently exercisable or will become exercisable before February 29, 2004.

(h) Includes outstanding options to purchase 216,668 shares of Common Stock that are currently exercisable or will become exercisable before February 29, 2004.

(i) Includes outstanding options to purchase 151,000 shares of Common Stock that are currently exercisable or will become exercisable before February 29, 2004.

(j) Includes outstanding options to purchase 260,000 shares of Common Stock that are currently exercisable or will become exercisable before February 29, 2004. Also includes 20,000 shares of Common Stock owned by members of the family of Mr. Kelly, as to which Mr. Kelly disclaims beneficial ownership.

(k) Includes 32,979 shares of Common Stock owned by members of the family of Mr. Neal, as to which Mr. Neal disclaims beneficial ownership. Also includes outstanding options to purchase 112,250 shares of Common Stock that are currently exercisable or will become exercisable before February 29, 2004.

(l) Includes 237 shares of Common Stock owned by members of the family of Mr. Powers, as to which Mr. Powers disclaims beneficial ownership. Also includes outstanding options to purchase 116,750 shares of Common Stock that are currently exercisable or will become exercisable before February 29, 2004.

(m) Includes outstanding options to purchase 108,500 shares of Common Stock that are currently exercisable or will become exercisable before February 29, 2004.

(n) Includes 9,000 shares of Common Stock owned by members of the family of Mr. Stowe, as to which Mr. Stowe disclaims beneficial ownership. Also includes outstanding options to purchase 237,250 shares of Common Stock that are currently exercisable or will become exercisable before February 29, 2004.

(o) Includes outstanding options to purchase 3,226,588 shares of Common Stock that are currently exercisable or will become exercisable before February 29, 2004.

Item 13. Certain Relationships and Related Transactions

     Galen D. Powers, a director since 1992, is the Senior Founder of Powers, Pyles, Sutter & Verville, P.C. (PPSV), a law firm specializing in healthcare and hospital law, which has provided legal and advisory services to us for many years. We expect PPSV to continue providing similar services in the future. The annual fees we have paid to PPSV have not been reportable under applicable SEC rules. As required by the current listing standards of The Nasdaq Stock Market, we review all related party transactions for potential conflict of interest situations on an ongoing basis and all such transactions must be approved by our Audit Committee.

Item 14. Principal Accountant Fees and Services

     Consistent with the Audit Committee’s responsibility for engaging our independent auditors, subsequent to May 6, 2003, all audit and permitted non-audit services require pre-approval by the Audit Committee. Subsequent to May 6, 2003, all services performed by the auditors were pre-approved.

     During fiscal years 2003 and 2002, fees in connection with services rendered by KPMG LLP, the Company's independent auditors, were as follows:

	2003	2002
Audit fees	$213,000	$223,400
Audit related fees	20,500	20,400
Tax fees	—	—
All other fees	—	—

Total fees	$233,500	$243,800

     Audit fees are those fees for professional services rendered in connection with the audits of our consolidated financial statements for the years ended December 31, 2003 and 2002, the review of our quarterly condensed consolidated financial statements included in Form 10-Q’s, review of SEC registration statements (including the review of our Form S-4 combined Registration Statement/Proxy Statement in connection with the Agreement and Plan of Merger related to our Corporate Reorganization during 2003) and related responses to SEC comment letters. Audit related fees consisted primarily of services rendered in connection with employee benefit plan audits.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

A. Financial Statements, Financial Statement Schedule and Exhibits

1.	The financial statements are listed in the Index to Consolidated Financial Statements on page 46.

2.	Financial Statement Schedule II – Valuation and Qualifying Accounts is set forth on page 69. All other financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

3.	The Exhibits are set forth on the Exhibit Index on page 70.

B.	Reports on Form 8-K

(1)	During the fourth quarter of 2003, we filed a report on Form 8-K dated as of November 4, 2003.

Item 7. Financial Statements, Pro Forma Financial Information and Exhibits Press release issued by us on November 4, 2003.

Item 12. Results of Operations and Financial Condition

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMS Holdings Corp.
(Registrant)

By:	/s/ William F. Miller, III

William F. Miller, III
Chairman and Chief Executive Officer

Date: March 26, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ William F. Miller, III William F. Miller, III	Chairman, Chief Executive Officer, and Director (Principal Executive Officer)	March 26, 2004
/s/ Philip Rydzewski Philip Rydzewski	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2004
/s/ Randolph G. Brown Randolph G. Brown	Director	March 26, 2004
/s/ James T. Kelly James T. Kelly	Director	March 26, 2004
/s/ William W. Neal William W. Neal	Director	March 26, 2004
/s/ Galen D. Powers Galen D. Powers	Director	March 26, 2004
/s/ Ellen A. Rudnick Ellen A. Rudnick	Director	March 26, 2004
/s/ Richard H. Stowe Richard H. Stowe	Director	March 26, 2004

HMS HOLDINGS CORP. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Number
Consolidated Financial Statements:
Independent Auditors’ Report	47
Consolidated Balance Sheets as of December 31, 2003 and 2002	48
Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001	49
Consolidated Statements of Shareholders’ Equity and Comprehensive Income/(Loss) for the Years Ended December 31, 2003, 2002 and 2001	50
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	51
Notes to Consolidated Financial Statements	52
Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts	69

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
HMS Holdings Corp.:

We have audited the accompanying consolidated financial statements of HMS Holdings Corp. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HMS Holdings Corp. and subsidiaries as of December 31, 2003, and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 5 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, in 2002.

/s/ KPMG LLP

Princeton, New Jersey
March 3, 2004

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$26,615	$24,174
Short-term investments	100	1,108
Accounts receivable, net	17,331	15,312
Prepaid expenses and other current assets	1,072	1,207

Total current assets	45,118	41,801
Property and equipment, net	3,123	4,912
Goodwill	5,679	5,679
Deferred income taxes, net	8,920	8,920
Other assets	283	354

Total assets	$63,123	$61,666

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$11,804	$13,091
Net liabilities of discontinued operations	—	85

Total current liabilities	11,804	13,176
Other liabilities	712	722

Total liabilities	12,516	13,898

Commitments and contingencies
Shareholders’ equity:
Preferred stock - $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock - $.01 par value; 45,000,000 shares authorized; 20,042,421 shares issued and 18,397,505 shares outstanding at December 31, 2003; 19,885,390 shares issued and 18,276,274 shares outstanding at December 31, 2002	200	199
Capital in excess of par value	75,167	74,959
Unearned stock compensation	—	(33)
Accumulated deficit	(15,472)	(17,820)
Accumulated other comprehensive income	—	8
Treasury stock, at cost; 1,644,916 shares at December 31, 2003 and 1,609,116 shares at December 31, 2002	(9,288)	(9,184)
Note receivable from officer for sale of stock	—	(361)

Total shareholders’ equity	50,607	47,768

Total liabilities and shareholders’ equity	$63,123	$61,666

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year	Year	Year
	ended	ended	ended
	December 31,	December 31,	December 31,
	2003	2002	2001
Revenue	$74,361	$68,614	$58,748

Cost of services:
Compensation	39,140	37,834	33,808
Data processing	4,686	5,951	9,150
Occupancy	5,600	5,858	6,208
Direct project costs	12,909	11,484	13,364
Other operating costs	9,794	9,626	10,320
Restructuring costs	352	903	2,280
Impairment of assets	—	—	1,335
Amortization of intangibles	—	—	353

Total cost of services	72,481	71,656	76,818

Operating income (loss)	1,880	(3,042)	(18,070)
Gain on sale of assets	—	—	1,605
Net interest income	256	517	667

Income (loss) from continuing operations before income taxes	2,136	(2,525)	(15,798)
Income taxes	—	—	—

Income (loss) from continuing operations	2,136	(2,525)	(15,798)
Discontinued operations:
Income (loss) from discontinued operations, net	212	3,460	(5,053)
Estimated loss on disposal of discontinued operations	—	—	(200)
Gain on sale of discontinued operation, net	—	—	1,587

Discontinued operations	212	3,460	(3,666)

Net income (loss)	$2,348	$935	$(19,464)

Basic income (loss) per share data:
Income (loss) per share from continuing operations	$0.12	$(0.14)	$(0.88)
Income (loss) per share from discontinued operations	0.01	0.19	(0.21)

Net income (loss) per basic share	$0.13	$0.05	$(1.09)

Weighted average common shares outstanding, basic	18,330	18,199	17,857

Diluted income (loss) per share data:
Income (loss) per share from continuing operations	$0.11	$(0.14)	$(0.88)
Income (loss) per share from discontinued operations, net	0.01	0.19	(0.21)

Net income (loss) per diluted share	$0.12	$0.05	$(1.09)

Weighted average common shares, diluted	20,132	18,199	17,857

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/(LOSS)
(In thousands, except share amounts)

	Common Stock		Capital In	Unearned	Retained Earnings/
	# of Shares	Par	Excess Of	Stock	Accumulated
	Issued	Value	Par Value	Compensation	Deficit
Balance at December 31, 2000	18,563,922	$186	$72,603	$(433)	$709
Comprehensive loss:
Net loss	—	—	—	—	(19,464)
Change in net unrealized appreciation on short-term investments	—	—	—	—	—
Total comprehensive loss
Shares issued for note receivable	550,000	5	717	—	—
Shares issued under employee stock purchase plan	157,667	1	161	—	—
Exercise of stock options	60,500	1	69	—	—
Purchase of treasury stock	—	—	—	—	—
Stock compensation expense	—	—	—	305	—

Balance at December 31, 2001	19,332,089	$193	$73,550	($128)	($18,755)
Comprehensive income:
Net income	—	—	—	—	935
Change in net unrealized appreciation on short-term investments	—	—	—	—	—
Total comprehensive income
Repayment of note receivable	—	—	—	—	—
Shares issued under employee stock purchase plan	49,983	1	128	—	—
Exercise of stock options	503,318	5	710	—	—
Purchase of treasury stock	—	—	—	—	—
Remeasurement of unearned stock compensation	—	—	46	(46)	—
Stock compensation expense	—	—	525	141	—

Balance at December 31, 2002	19,885,390	$199	$74,959	($33)	($17,820)
Comprehensive income:
Net income	—	—	—	—	2,348
Change in net unrealized appreciation on short-term investments	—	—	—	—	—
Total comprehensive income
Repayment of note receivable	—	—	—	—	—
Shares issued under employee stock purchase plan	17,380	—	48	—	—
Exercise of stock options	139,651	1	191	—	—
Purchase of treasury stock	—	—	—	—	—
Remeasurement of unearned stock compensation	—	—	(31)	31	—
Stock compensation expense	—	—	—	2	—

Balance at December 31, 2003	20,042,421	$200	$75,167	$—	($15,472)

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Note
	Accumulated			Receivable
	Other	Treasury Stock		from Officer	Total
	Comprehensive			for Sale	Shareholders’
	Income/(Loss)	# of Shares	Amount	of Stock	Equity
Balance at December 31, 2000	($92)	1,311,666	($8,300)	$—	$64,673
Comprehensive loss:
Net loss	—	—	—	—	(19,464)
Change in net unrealized appreciation on short-term investments	50	—	—	—	50

Total comprehensive loss					(19,414)
Shares issued for note receivable	—	—	—	(722)	—
Shares issued under employee stock purchase plan	—	—	—	—	162
Exercise of stock options	—	—	—	—	70
Purchase of treasury stock	—	5,350	(15)	—	(15)
Stock compensation expense	—	—	—	—	305

Balance at December 31, 2001	($42)	1,317,016	($8,315)	($722)	$45,781
Comprehensive income:
Net income	—	—	—	—	935
Change in net unrealized appreciation on short-term investments	50	—	—	—	50

Total comprehensive income					985
Repayment of note receivable	—	—	—	361	361
Shares issued under employee stock purchase plan	—	—	—	—	129
Exercise of stock options	—	—	—	—	715
Purchase of treasury stock	—	292,100	(869)	—	(869)
Remeasurement of unearned stock compensation	—	—	—	—	—
Stock compensation expense	—	—	—	—	666

Balance at December 31, 2002	$8	1,609,116	($9,184)	($361)	$47,768
Comprehensive income:
Net income	—	—	—	—	2,348
Change in net unrealized appreciation on short-term investments	(8)	—	—	—	(8)

Total comprehensive income					2,340
Repayment of note receivable	—	—	—	361	361
Shares issued under employee stock purchase plan	—	—	—	—	48
Exercise of stock options	—	—	—	—	192
Purchase of treasury stock	—	35,800	(104)	—	(104)
Remeasurement of unearned stock compensation	—	—	—	—	—
Stock compensation expense	—	—	—	—	2

Balance at December 31, 2003	$—	1,644,916	($9,288)	$—	$50,607

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year	Year	Year
	ended	ended	ended
	December 31,	December 31,	December 31,
	2003	2002	2001
Operating activities:
Net income (loss)	$2,348	$935	$(19,464)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(212)	(3,460)	3,666
Depreciation and amortization	2,555	2,518	2,197
Amortization of intangibles	—	—	353
Loss on disposal and write-off of capitalized software costs and property and equipment	35	693	2,126
Provision for doubtful accounts	300	311	2,792
Net gain on sale of assets, CDR operations and EDI operations	—	—	(1,605)
Goodwill impairment	—	—	1,335
Stock compensation expense	2	666	305
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(2,319)	(2,903)	793
Decrease in prepaid expenses and other current assets	135	1,213	2,339
(Increase) decrease in other assets	71	296	(171)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1,382)	39	5,267

Net cash provided by (used in) operating activities	1,533	308	(67)

Investing activities:
Purchases of property and equipment	(801)	(3,429)	(2,246)
Investment in software	—	—	(1,198)
Proceeds from sale of assets, EDI operations, net	—	—	661
Proceeds from sale of assets, CDR operations, net	—	—	2,887
Net proceeds from maturities of short-term investments	1,000	2,964	3,415

Net cash provided by (used in) investing activities	199	(465)	3,519

Financing activities:
Proceeds from issuance of common stock	48	129	162
Proceeds from exercise of stock options	192	715	70
Repayment of note receivable from officer for purchase of common stock	361	361	—
Purchases of treasury stock	(104)	(869)	(15)

Net cash provided by financing activities	497	336	217

Net increase in cash and cash equivalents	2,229	179	3,669
Cash and cash equivalents at beginning of period	24,174	21,020	6,187
Cash provided by discontinued operations	212	2,975	11,164

Cash and cash equivalents at end of period	$26,615	$24,174	$21,020

Supplemental disclosure of noncash investing and financing activities:
Service credits received as consideration from sale of assets	$—	$—	$2,259

Sale of common stock to officer for note receivable	$—	$—	$722

Change in unearned compensation	$(31)	$46	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$30

Cash paid for income taxes	$8	$215	$204

See accompanying notes to consolidated financial statements.

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

     HMS Holdings Corp. furnishes revenue recovery, cost containment and business office outsourcing services to healthcare providers and public health care payors. The Company helps clients increase revenue, accelerate collections, and reduce operating and administrative costs. The Company operates two businesses through its wholly owned subsidiaries, Health Management Systems, Inc. and Accordis Inc.

     (b) Basis of Presentation and Principles of Consolidation

         (i) Discontinued Operations of Business Segments

         During 2001, the Company sold its Decision Support Group (DSG) business unit and implemented a formal plan to proceed with an orderly closure of the Payor Systems Group (PSG) business unit. In prior periods, DSG and PSG had been separate reportable segments. The current and historical operating results of DSG and PSG have been reported as discontinued operations in the accompanying Consolidated Statements of Operations. The current and non-current assets and liabilities of DSG and PSG are presented on a net basis as discontinued operations on the Consolidated Balance Sheets for all periods presented.

         (ii) Principles of Consolidation

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

     (d) Short-Term Investments

     Short-term investments are recorded at fair value. Debt securities that the Company does not have the intent and ability to hold to maturity are classified either as “available for sale” or as “trading” and are carried at fair value. All of the Company’s short-term investments are available for sale and carried at fair value. Unrealized gains and losses on securities classified as available for sale are carried as a separate component of shareholders’ equity. Unrealized gains and losses on securities classified as trading are reported in earnings. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date.

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

     (f) Software Development Cost

     The Company capitalizes certain software development costs related to software developed for internal use while in the application development stage. All other costs to develop software for internal use, either in the preliminary project stage or post implementation stage are expensed as incurred. Amortization of software

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

development costs is calculated on a straight-line basis over the expected economic life of the product, generally estimated to be 36-48 months.

     (g) Goodwill

     Goodwill, representing the excess of acquisition costs over the fair value of net assets of acquired businesses, is not amortized but is reviewed for impairment at least annually and written down only in the periods in which it is determined that the recorded value is greater than the fair value. Fair value is based on a projection of the estimated discounted future net cash flows expected to result from the acquired business, using a discount rate reflective of our cost of funds. For the purposes of performing this impairment test, the Company’s business segments are its reporting units. The fair values of those reporting units, to which goodwill has been assigned, is compared with their recorded values. If recorded values are less than the fair values, no impairment is indicated. Goodwill acquired in business combinations completed before July 1, 2001, had been amortized through December 31, 2001, on a straight-line basis over a period of ten to forty years.

     (h) Long-Lived Assets

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of its assets to the estimated undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets and would be charged to earnings. Fair value is based on a projection of the estimated discounted future net cash flows expected to result from the asset, using a discount rate reflective of our cost of funds. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

     (i) Income Taxes

     Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits for net operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. The Company provides a valuation allowance to reduce deferred tax assets to their estimated realizable value.

     (j) Net Income Per Common Share

     Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. The Company had weighted average common shares and common stock equivalents outstanding during the years ended December 31, 2003, 2002 and 2001, of 18,330,000, 18,199,000 and 17,857,000, respectively for weighted average common shares, and 1,802,000, 2,254,000 and 748,000, respectively for common stock equivalents. In 2002 and 2001, the common stock equivalents are excluded from the weighted average shares used to compute diluted net loss per share as they would be antidilutive to the per share calculation. The Company’s common stock equivalents consist of stock options.

     (k) Revenue Recognition

     The Company recognizes revenue for its contingency fee based services when third party payors remit payments to the Company’s customers and consequently the contingency is deemed to have been satisfied. This revenue recognition policy is specifically addressed in the SEC’s “Frequently Asked Questions and Answers” bulletin released on October 12, 2000 pertaining to Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB101). Transaction-related revenue is recognized based upon the completion of those transactions or services rendered during a given period.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Upon adoption of SAB 101, effective November 1, 1999, the Company recorded a cumulative effect of change in accounting principle of $22.0 million, net of income tax benefit of $18.2 million. As of October 31, 1999, the Company had unbilled accounts receivable of $41.7 million related to its prior revenue recognition policy. Of this amount, $27.9 million was included in revenue and operating results through December 31, 2000. The remaining amount was included in revenue and operating results for the years ended December 31, 2003, 2002, and 2001 as follows, $900,000, $500,000 and $12.4 million, respectively. In 2003, Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104) replaced SAB 101. The provisions of SAB 104 related to the Company's revenue recognition policy as discussed above were unchanged from those in SAB 101.

     (l) Stock-Based Compensation

          The Company accounts for stock-based compensation under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, the Company has elected to continue following the provisions of Accounting Principles Board (APB) Opinion No. 25. “Accounting for Stock Issued to Employees,” and to adopt only the disclosure provision of SFAS No. 123. Accordingly, no employee compensation costs have been recognized for its stock option plans, except as described in Note 10. Had compensation costs for the Company’s stock options been determined consistent with the fair value method prescribed by SFAS 123, the Company’s net income (loss) and related per share amounts would have been adjusted to the pro forma amounts indicated below:

		Year Ended	Year Ended	Year Ended
		December 31,	December 31,	December 31,
(in thousands, except per share amounts)		2003	2002	2001
Net income (loss), as reported		$2,348	$935	$(19,464)
Stock-based employee compensation expense included in reported net income (loss)		—	—	—
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		$(2,403)	$(1,686)	$(475)

Pro forma net income (loss)		$(55)	$(751)	$(19,939)

Net income (loss) per basic share:	As reported	$0.13	$0.05	$(1.09)
	Pro forma	$0.00	$(0.04)	$(1.12)
Net income (loss) per diluted share:	As reported	$0.12	$0.05	$(1.09)
	Pro forma	$0.00	$(0.04)	$(1.12)

     The effect presented above by applying the disclosure-only provisions of SFAS 123 may not be representative of the pro forma effect in future years.

     The weighted average fair value of the stock options granted for the years ended December 31, 2003, 2002, and 2001 were $1.69, $1.82 and $0.89, respectively. The fair value of the stock options granted in the years ended December 31, 2003, 2002 and 2001 is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0% (the Company does not pay dividends); expected volatility of 61.1%, 65.1% and 69.1%; a risk-free interest rate of 3.25%, 2.8% and 3.6%, and expected lives of 5.97, 4.69 and 3.77 years, respectively.

     (m) Fair Value of Financial Instruments

     The carrying amounts for the Company’s cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. The fair market value for short-term securities is based on quoted market prices where available.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     (q) New Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 supercedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires that a liability for the cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002 and did not have an effect on the Company’s consolidated financial statements.

2. Short-Term Investments

     The Company’s holdings of financial instruments are comprised of federal, state and local government debt. All such instruments are classified as securities available for sale.

     The table below presents the historical cost basis, and the fair value for the Company’s investment portfolio at December 31, 2003 and 2002 (in thousands):

	Historical	Fair
	Cost	Value
December 31, 2003: Fixed Income Governmental Securities (all securities mature in the year ending December 31, 2004)	$100	$100

December 31, 2002: Fixed Income Governmental Securities ($1 million matured in the year ended December 31, 2003)	$1,100	$1,108

3. Accounts Receivable

     (a) Allowance for Doubtful Accounts

     Accounts receivable are reflected net of an allowance for doubtful accounts of $3.5 million and $3.4 million at December 31, 2003 and 2002, respectively.

     (b) Amounts due from the District of Columbia

     In July 2001, the Company recognized bad debt expense in the total amount of $2.7 million for the full amount of outstanding accounts receivable from the District of Columbia (District or D.C.). This $2.7 million of accounts receivable consisted of $1.6 million for retroactive Disproportionate Share Hospital (DSH) revenue recovery services for the D.C. Medicaid program, and $1.1 million for retroactive Medicaid rate adjustment services rendered to D.C. General Hospital. This bad debt expense is reflected in Direct Project Costs in the Consolidated Statements of Operations.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     With regard to the $1.6 million account receivable item, as a result of the Company’s efforts in seeking payment, the Chief Contracting Officer of the District Department of Health informed the Company of the decision through a letter dated May 23, 2001, that the contract pursuant to which the Company rendered services in connection with the DSH revenue recovery project, including eight amendments to that contract, had been signed by a Contracting Officer of the Department of Human Services without the requisite contracting authority and therefore the contract was determined by the Chief Contracting Officer to be void ab initio. The Company believes the decision of the Chief Contracting Officer is erroneous. Nonetheless, in light of the decision and the complex and prolonged administrative process that will accompany an effort to resolve this issue, the Company determined to recognize bad debt expense for this receivable.

     With regard to the $1.1 million account receivable item, the Company had asserted a claim against the District of Columbia Public Benefit Corporation (PBC) for services rendered to D.C. General Hospital. The Company received a letter dated April 6, 2001, from the Chief Executive Officer of the PBC stating why he believed no additional amounts were due the Company for the services rendered. The Company requested additional information and documentary support for the CEO’s denial but these materials have not been provided. Effective April 30, 2001, the PBC was dissolved and responsibility for the Company’s claim was transferred to the Executive Director of the D.C. Financial Responsibility and Management Assistance Authority. After the Company’s further efforts to pursue collection with the Executive Director, the Company was informed by letter dated July 18, 2001 from the District’s Corporation Counsel, that the matter was referred to the Department of Health for investigation. In light of the PBC CEO’s denial, the subsequent correspondence between the parties, the unwillingness of the D.C. government to provide documentary support for the denial of payment, and the complex and prolonged administrative process that will accompany an effort to resolve this issue, the Company determined to recognize bad debt expense for this receivable.

     In conjunction with the bad debt expense discussed above, the Company recognized a reduction in accrued subcontractor expense in 2001 in the amount of $2.5 million, for the related contractual contingency based payment that would have been due to the main service provider to the Company in fulfillment of these projects for the District. This reduction in subcontractor expense is included in Direct Project Costs in the Consolidated Statements of Operations. Also, the Company has determined that an advance of $2.5 million it had made to this same subcontractor is uncollectible and has recognized expense in 2001 in the amount of the advance. This additional expense is also included in Direct Project Costs on the Consolidated Statements of Operations and largely offsets the reduction above, in accrued subcontractor expense.

4. Property and Equipment

     Property and equipment as of December 31, 2003 and 2002 consisted of the following (in thousands):

	December 31,	December 31,
	2003	2002
Equipment	$10,697	$11,927
Leasehold improvements	4,252	4,950
Furniture and fixtures	4,163	4,193

	19,112	21,070
Less accumulated depreciation and amortization	(15,989)	(16,158)

Property and equipment, net	$3,123	$4,912

     Depreciation and amortization expense related to property and equipment charged to operations for the years ended December 31, 2003, 2002 and 2001, was $2.6 million, $2.5 million and $2.2 million, respectively.

5. Goodwill

     Goodwill as of December 31, 2003 and 2002 was $5.7 million. Amortization expense related to intangible assets charged to operations for the year ended December 31, 2001 was $353,000.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Effective January 1, 2002, the Company adopted SFAS 142. SFAS 142 eliminates amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and intangible assets. As a result of adoption, amortization ceased for goodwill. No impairment loss resulted from the initial goodwill impairment test, or from the annual impairment tests that were performed during 2003 and 2002.

     The following reflects the impact that SFAS 142 would have had on net loss and loss per common share of prior periods if adopted at the beginning of the year ended December 31, 2001 (in thousands except per share data):

Year ended
December 31, 2001
Loss from continuing operations, as reported	$(15,798)
Add back: goodwill amortization, net of tax	353

Adjusted loss from continuing operations	(15,445)

Loss from discontinued operations, as reported	(3,666)
Add back: goodwill amortization, net of tax	102

Adjusted loss from discontinued operations	(3,564)

Adjusted net loss	$(19,009)

Loss per share from continuing operations, as reported	$(0.88)
Goodwill amortization	0.02

Adjusted loss per share from continuing operations	(0.86)
Adjusted loss per share from discontinued operations	(0.20)

Adjusted loss per share	$(1.06)

Weighted average shares outstanding	17,857

     During the year ended December 31, 2001, the Company recognized an impairment charge of $1.3 million, the amount of the remaining unamortized goodwill related to its Global business unit which had been acquired in 1997. The impairment charge resulted from the Company’s recoverability assessment, which was triggered by the significant underperformance of the unit relative to the expected historical results and the current projections of future operating results. The impairment charge was measured based on the projected discounted future cash flows from the business unit over the remaining fifteen year amortization period of the goodwill using a discount rate reflective of the Company’s cost of funds.

6. Accounts Payable, Accrued Expenses and Other Liabilities

     Accounts payable, accrued expenses and other liabilities as of December 31, 2003 and 2002 consisted of the following (in thousands):

	December 31,	December 31,
	2003	2002
Accounts payable, trade	$2,722	$2,936
Accrued compensation	3,845	3,477
Accrued direct project costs	1,399	1,941
Accrued restructuring costs	1,442	2,191
Accrued software license obligations	441	934
Accrued other expenses	1,955	1,612

	$11,804	$13,091

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Income Taxes

     The income tax expense for the periods applicable was allocated as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2002	2001
Loss from continuing operations	$—	$—	$—
Discontinued operations:
Income (loss) from discontinued operations	—	—	—
Gain on sale	—	—	312

Total tax expense	$—	$—	$312

     There was no income tax expense (benefit) from continuing operations for the years ended December 31, 2003, 2002 and 2001.

     A reconciliation of the income tax expense (benefit) calculated using the applicable federal statutory rates to the actual income tax expense (benefit) from continuing operations follows (in thousands):

	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2003	%	2002	%	2001	%
Income tax expense (benefit):
Computed at federal statutory rate	$726	34.0	$(859)	(34.0)	$(5,529)	(35.0)
State and local tax expense, net of federal benefit	196	9.2	(171)	(6.8)	(950)	(6.0)
Amortization of goodwill	—	—	—	—	46	0.3
Municipal interest	(4)	(0.2)	(48)	(1.9)	(82)	(0.5)
Increase (decrease) in valuation allowance	(1,142)	(53.5)	1,412	55.9	6,239	39.5
Benefit of subsidiary merger	—	—	(330)	(13.0)	—	—
Other, net	224	10.5	(4)	(0.2)	276	1.7

Total income tax expense (benefit)	$—	—	$—	—	$—	—

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 were as follows (in thousands):

	December 31,	December 31,
	2003	2002
Deferred tax assets:
Allowance for doubtful accounts	$1,675	$1,947
Property and equipment	1,230	1,008
Restructuring cost	873	1,102
Goodwill and other intangibles	1,342	1,639
Software	631	752
Federal and state net operating loss carryforwards	12,417	13,921
Deferred stock compensation	338	321
Deferred rent	271	131
Other	334	20

Total deferred tax assets before valuation allowance	19,111	20,841
Less valuation allowance	(8,612)	(9,846)

Total deferred tax assets after valuation allowance	10,499	11,113

Deferred tax liabilities:
Capitalized research and development cost	29	110
Federal impact of state net operating loss carryforwards	1,550	1,965

Total deferred tax liabilities	1,579	2,075

Total net deferred tax assets	$8,920	$8,920

Net current deferred tax assets	$—	$—
Net non-current deferred tax assets	8,920	8,920

Total net deferred tax assets	$8,920	$8,920

At December 31, 2003, the Company had net operating loss carry-forwards of $23.1 million and $35.6 million, which are available to offset future federal and state/local taxable income, respectively. Of the federal amount, $2.5 million is subject to annual limitation of $266,000 under Internal Revenue Code Section 382. The federal and state/local net operating loss carry-forwards expire between years 2007 through 2022.

     During the year ended December 31, 2002, the Company did not recognize any change in its valuation allowance of $9.8 million. During the year ended December 31, 2003, the Company recognized a decrease in the valuation allowance of $1.2 million related to the Company’s ability to realize its deferred tax assets. The resultant valuation allowance balance of $8.6 million is specifically associated with the Company’s net operating loss carry-forwards (NOLs), which account for the majority of the Company’s deferred tax assets. The Company believes the available objective evidence, principally its recent taxable losses, creates sufficient uncertainty regarding the realizability of its NOLs, that it is more likely than not, that some of the NOLs are not realizable. The Company determined the amount of the valuation allowance based on its assessment of the recoverability of the deferred tax assets by projecting future taxable income. The projection included the reversal of known temporary differences, and reflected managements’ estimates of future results of operations after considering the significant changes in the Company’s business represented by the business divestitures, sales of assets, and operational and infrastructure restructurings as discussed in Note 12. The realizability of the Company’s deferred tax assets and the corresponding valuation allowance will be adjusted in the future based on the Company’s actual taxable income results and updated estimates of future taxable income. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of valuation allowance, based on its projection of future operating results.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Equity

     (a) Common Stock

     The terms of the Company’s (HMS Holdings) authorized capital are identical in all material respects to the terms of Health Management Systems, Inc. authorized capital stock prior to the shareholder approval of the holding company structure.

     (b) Treasury Stock

     On May 28, 1997, the Board of Directors authorized the Company to repurchase such number of shares of its common stock that have an aggregate purchase price not to exceed $10 million. The Company is authorized to repurchase these shares from time to time on the open market or in negotiated transactions at prices deemed appropriate by the Company. Repurchased shares are deposited in the Company’s treasury and used for general corporate purposes. During the year ended December 31, 2003, the Company repurchased a total of 35,800 shares of common stock for $104,000 at an average price of $2.93 per share. During the year ended December 31, 2002, the Company repurchased a total of 292,100 shares of common stock for $869,000 at an average price of $2.97 per share. During the year ended December 31, 2001, the Company repurchased a total of 5,350 shares of common stock for $15,000 at an average price of $2.80 per share. Since the inception of the repurchase program in June 1997, the Company has repurchased 1,644,916 shares of common stock at an average price of $5.65 per share having an aggregate purchase price of $9.3 million.

     (c) Preferred Stock

     The Company’s certificate of incorporation, as amended, authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock with such designations, rights and preferences as may be determined by the Company’s Board of Directors. As of December 31, 2003 no preferred stock has been issued.

9. Employee Benefit Plan

     The Company sponsors a benefit plan to provide retirement benefits for its employees known as the HMS Holdings Corp. 401(k) Plan (the Plan). Participants may make voluntary contributions to the Plan of up to 15% of their annual base pre-tax compensation not to exceed the federally determined maximum allowable contribution. The Plan permits discretionary Company contributions. The Company contributions are not in the form of the Company’s common stock and participants are not permitted to invest their contributions in the Company’s stock. For the years ended December 31, 2003, 2002 and 2001 the Company contributions to the Plan were $467,000, $451,000, and $264,000, respectively.

10. Stock-Based Compensation Plans

     (a) 1999 Long-Term Incentive Plan

     The Company’s 1999 Long-Term Incentive Stock Plan (the Plan), was approved by the Company’s shareholders at the Annual Meeting of Shareholders held on March 9, 1999. The primary purposes of the Plan are (i) to promote the interests of the Company and its shareholders by strengthening the Company’s ability to attract and retain highly competent individuals to serve as Directors, officers and other key employees and (ii) to provide a means to encourage stock ownership and proprietary interest by such persons. The Plan provides for the grant of (a) options to purchase shares of the Company’s common stock at an exercise price no less than 100% of the fair market value of the Company’s common stock; (b) stock appreciation rights (SAR) representing the right to receive a payment, in cash, shares of common stock, or a combination thereof, equal to the excess of the fair market value of a specified number of shares of the Company’s common stock on the date the SAR is exercised over the fair market value of such shares on the date the SAR was granted; or (c) stock awards made or valued, in whole or in part, by reference to shares of common stock. Options are granted under the Plan with various vesting provisions up to five years, including time based and/or performance based vesting periods. Stock options currently outstanding become exercisable and expire at various dates through November 2013. Options expire ten years after the date of grant. As of December 31, 2003, no SAR’s or stock purchase awards had been granted. At the June 4, 2003 Annual Meeting of Shareholders, the shareholders approved an increase in the number of shares of common stock available for issuance under the Plan to 6,251,356 from 4,751,356. The Plan expires in January 2009.

     On December 15, 2000, all non-employee members of the Board of Directors were granted options under the Plan to purchase shares of common stock. Three members were granted options to purchase 25,000 shares at an exercise price of $1.07 per share, the then current market price. These options vested one-third on the grant date and

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

one-third annually thereafter. Two members of the Board of Directors were each granted options under the Plan to purchase 150,000 shares of common stock, at an exercise price of $1.07 per share, the then current market price. The options vest as follows: 30,000 shares on the date of grant, 45,000 shares on the first anniversary, and the remaining 75,000 shares thereafter in eight equal quarterly installments. This grant represented 25,000 options for service as board members consistent with the grant above made to the other non-employee directors, 25,000 options for additional board member service for participation in the Company’s strategic review, divestiture assessment and operational re-engineering and 100,000 options for additional consulting service beyond their status as board members for participation in the Company’s strategic review, divestiture assessment and operational re-engineering. The Company therefore recognizes compensation expense for 100,000 shares of each option grant using variable stock option accounting.

     Based on the fair value of the options using the Black-Scholes option pricing model, the Company recorded stock compensation expense totaling $2,000, $141,000 and $305,000 for the years ended December 31, 2003, 2002 and 2001, respectively, as a component of other operating costs in the accompanying Consolidated Statements of Operations. Unearned stock compensation totaled zero and $33,000 at December 31, 2003 and 2002, respectively, as a component of shareholders’ equity in the accompanying Consolidated Balance Sheets.

     (b) 1995 Non-Employee Director Stock Option Plan

     The Company’s 1995 Non-Employee Director Stock Option Plan (the NEDP) was adopted by the Board of Directors on November 30, 1994. Under the NEDP, directors of the Company who are not employees of the Company or its subsidiaries may be granted options to purchase 1,500 shares of common stock of the Company during the fourth quarter of each year commencing with fiscal year 1995. Options for the purchase of up to 112,500 shares of common stock may be granted under the NEDP and the Company will reserve the same number of shares for issuance. The options available for grant are automatically increased to the extent any granted options expire or terminate unexercised. The last awards under the NEDP were in October 2000. As of December 31, 2003 and 2002, 39,000 and 39,750 options were outstanding.

     (c) Options Issued Outside the Plans

     On June 4, 2002, as ratified by the shareholders at the Company’s annual meeting, the Company granted 250,000 stock options at an exercise price of $2.48 per share to a member of the Board of Directors. All of the options were fully vested on the grant date, June 4, 2002. This grant represented 60,000 options for service as a board member consistent with a similar grant to the other board members in December 2001, and 190,000 options as an inducement to join the board. The Company immediately recognized a total of $525,000 in compensation expense consisting of $478,800 based on the fair value of the options using the Black-Scholes option pricing model for the 190,000 options and $46,200 for the 60,000 options based on the difference between the current market price of the stock on the grant date and the exercise price.

     During 2001, the Company issued options outside its stock plans. In January 2001, in conjunction with his joining the Company, the Chairman and Chief Executive Officer was granted options to purchase 750,000 shares of common stock at $1.31 per share, the then current market price. The options vest as follows: 100,000 on January 10, 2002 and the remaining 650,000 options vest ratably in eight equal quarterly installments, commencing June 30, 2002. In March 2001, in conjunction with his joining the Company, the President and Chief Operating Officer was granted options to purchase 700,000 shares of the Company’s common stock at $1.19 per share, the then current market price. The options vest as follows: 100,000 on March 30, 2002 and the remaining 600,000 options vest ratably in eight equal quarterly installments, commencing June 30, 2002. As of December 31, 2003, 1,293,750 of these options granted to these two officers were exercisable.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (d) Summary of Options

     Presented below is a summary of the Company’s options for the years ended December 31, 2003, 2002 and 2001 (in thousands, except per share amounts):

	Year Ended		Year Ended		Year Ended
	December 31, 2003		December 31, 2002		December 31, 2001
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price
Outstanding at beginning of period	5,625	$2.65	5,782	$2.76	3,686	$4.81
Granted	980	2.97	1,448	3.32	3,376	1.68
Exercised	(140)	1.38	(503)	1.42	(61)	1.15
Cancelled	(129)	5.05	(1,102)	4.66	(1,219)	6.07

Outstanding at end of period	6,336	$2.68	5,625	$2.65	5,782	$2.76

     The following table summarizes information for stock options outstanding at December 31, 2003 (in thousands, except per share data):

		Weighted	Weighted		Weighted
Range of	Number	average	average		average
exercise	outstanding as of	remaining	exercise	Number	exercise
prices	December 31, 2003	contractual life	price	exercisable	price
$$1.07	530	6.96	$1.07	530	$1.07
1.19	700	7.24	1.19	625	1.19
1.27 - 1.31	825	7.05	1.31	727	1.31
1.50 - 1.96	426	7.56	1.73	321	1.72
2.48	1,095	8.06	2.48	1,095	2.48
2.76 - 3.10	965	9.76	2.86	294	2.95
3.41 - 4.59	1,255	8.53	3.51	790	3.49
5.88 - 6.44	495	4.52	6.34	495	6.34
6.97 - 27.00	45	2.45	12.44	45	12.44

$1.07 - $23.00	6,336	7.78	$2.68	4,922	$2.62

     (e) Employee Stock Purchase Plan

     On May 28, 1993, the Board of Directors adopted the Health Management Systems, Inc. Employee Stock Purchase Plan (the ESPP). The purpose of the ESPP was to provide a method whereby all eligible employees of the Company may acquire a proprietary interest in the Company through the purchase of shares of common stock. Under the ESPP, employees may purchase the Company’s common stock through payroll deductions. The Company reserved for issuance up to 1,125,000 shares of common stock pursuant to the ESPP.

     At the beginning of each year, participants were granted an option to purchase shares of the Company’s common stock at an option price equal to 85% of the fair market value of the Company’s common stock on the lower of either the first business day of the plan year or any day within 10 days of the end of each quarter.

     For the years ended December 31, 2003, 2002 and 2001 employees purchased 17,380, 49,983 and 157,667, respectively, of common stock pursuant to the ESPP for aggregate consideration of $48,000, $129,000 and $162,000, respectively.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As of December 31, 2002, the ESPP was discontinued as substantially all of the shares reserved for issuance by the Board of Directors had been issued. Shares issued in 2003 were purchased with amounts withheld from employees in 2002.

11. Transactions with Officers and Other Related Parties

     (a) Transactions with Chief Executive Officer

     As a condition of joining the Company, the new Chief Executive Officer was provided financing to acquire 550,000 common shares directly from the Company at $1.31 per share, the then current market price. In January 2001, the Company’s former Accelerated Claims Processing, Inc. subsidiary, a Delaware corporation, provided this financing, in the form of a full recourse note in the amount of $722,000, bearing interest at the rate of 6.5% per annum, payable in two equal annual installments commencing January 2002. The first installment of $361,000 in principal and $47,000 in interest was received in January 2002. The second and final installment of $361,000 in principal and $23,000 in interest was received in January 2003. The sale of common stock was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of that Act relating to transactions not involving a public offering. Additionally, the Company granted the new Chief Executive Officer stock options to purchase 750,000 shares at $1.31 per share (see Note 10).

     (b) Separation Agreement with Former Chief Executive Officer

     Pursuant to the terms of a Separation Agreement executed in October 2000, the Company provided separation compensation to the former Chief Executive Officer of $1.5 million and an additional payment of $150,000 in exchange for his non-compete through April 2006. The agreement also provides for full salary continuation for two years at an annual rate of $364,000, a consulting arrangement for $50,000 per year thereafter until April 2006, and health insurance coverage for the related periods. As of December 31, 2003 and 2002, $152,000 and $214,000, respectively, remained as liabilities pursuant to the terms of the agreement.

     (c) Related Party Transactions

     The Company paid approximately $89,000, $61,000 and $171,000 for the years ended December 31, 2003, 2002 and 2001, respectively, in fees to a law firm at which one director of the Company is a senior partner.

12. Restructurings, Discontinued Operations and Divestitures

     Strategic Review

     In late fiscal year 2000, the Company began a strategic examination of its operating businesses and general infrastructure to implement a focused business plan, divest non-strategic assets and reduce infrastructure and overhead costs. The Company incurred restructuring charges, discontinued operations of two business segments, one through closure and one through sale, and divested certain non-strategic assets as follows:

     (a) Restructurings

     In 2001, the Company recognized a restructuring charge of $747,000 for the closure of its Washington, D.C. office, consisting of $198,000 in employee costs (representing 4 employees), $299,000 in office lease and fixed asset costs, and $250,000 for the write-off of an initial fee paid for a third party liability recovery system which the Company had determined would not be put into use. Of the total restructuring charges, $103,000 remained as accrued liabilities at December 31, 2002 and there was no remaining balance at December 31, 2003.

     In 2001, the Company reduced a previously recorded restructuring charge for severance and facility consolidation by $327,000. As of December 31, 2001, there was no remaining liability for this restructuring.

     In December 2001, the Company recognized a restructuring charge of $1.8 million consisting of $1.3 million for facility costs associated with reducing the amount of space the Company occupies at its headquarters in New York City, and $500,000 for severance costs associated with reducing 20 employees in the information technology and facilities maintenance departments. In December 2002, the Company increased this restructuring charge by $800,000 for additional facilities costs associated with reducing its New York City office space based on an executed sublease. In December 2003, the Company increased this restructuring charge by $352,000 reflecting higher than forecasted real estate taxes. As of December 31, 2003 and 2002, $1.4 million and $2.1 million respectively, remained as accrued liabilities.

     The balance at December 31, 2001 for the New York leased space reduction represents the full amount of the initial provision while the initial provision for the Washington DC office closure was approximately $747,000 and was

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recorded in 2001. The following table presents a summary of the activity in accrued liabilities for restructuring charges (in thousands):

	Washington DC	New York Leased
	Office Closure	Space Reduction
Balance at December 31, 2001	$269	$1,800
Cash payments	(166)	(512)
Provision	—	800

Balance at December 31, 2002	103	2,088
Cash payments	(103)	(999)
Provision	—	352

Balance at December 31, 2003	$—	$1,441

     (b) Discontinued Operations of Business Segments

         (i) Discontinuance of Payor Systems Group

     In April 2001, and as subsequently adjusted during 2001, the Company incurred a restructuring charge of $4.8 million related to its Payor Systems Group (PSG), resulting from the decision to discontinue development of its managed care system offering, after considering alternatives to its development partner’s notification that it neither wished to purchase PSG nor continue to financially participate in the development of the system. Also, in April 2001, as a result of these events, the Company recognized an asset impairment charge of $4.6 million relating to the write-off of the goodwill and other intangible assets associated with the Company’s prior acquisition of PSG.

     On July 31, 2001, the Company implemented a formal plan to proceed with an orderly closing of PSG. This decision followed from the notice of contract termination the Company received from the largest customer of PSG, which accounted for 56% of the total revenue in PSG at that time. The Company’s formal plan of discontinuance included provisions for on-going service to existing clients according to the current contract terms while pursuing early release from existing contract relationships or opportunities to assign the contracts to other service providers, resulting in an estimated loss on disposal of $200,000. In 2002, the Company received a $2.7 million termination fee, which was not included in the disposal estimate. In addition, the Company reduced the estimated loss on disposal by $448,000, based on actual operating results from 2002. Consequently, the Company recognized income from discontinued operations, in the accompanying Consolidated Statement of Operations, of $3.1 million in 2002. In 2003, based on the actual results of operations, the Company recognized $212,000 of income from discontinued operations. At December 31, 2003 and 2002, zero and $85,000 remained as accrued liabilities for discontinued operations.

     The results of PSG’s operations have been reported as discontinued operations in the Consolidated Statements of Operations for all periods presented.

         (ii) Sale of Decision Support Group

     On December 11, 2001, the Company sold its healthcare decision support software systems and services business, Health Care microsystems, Inc. (HCm), a wholly owned subsidiary, which operated as the Company’s Decision Support Group (DSG) business segment, to HCm’s executive management team (Purchaser). The total sale price of $9.8 million consisted of $9.2 million in cash and the assumption of $600,000 of the Company’s liabilities by the Purchaser, resulting in a gain of $1.9 million. This gain of $1.9 million is reflected net of income taxes of $312,000, resulting in net gain on sale of discontinued operations of $1.6 million. In 2002, the Company increased the estimated gain on the disposal of this segment by $311,000, resulting from the favorable resolution of certain operating liabilities.

     As a result of the sale of this business segment, DSG has been reflected in the accompanying financial statements as a discontinued operation.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (iii) Discontinued Operations Information

     Results of operations from discontinued operations were as follows (in thousands):

	Year Ended
	December 31, 2001
	PSG	DSG	Total
Revenue	$8,228	$20,727	$28,955

Income (loss) before income taxes	$(8,443)	$3,390	$(5,053)
Income tax expense (benefit)	—	—	—

Income (loss) from discontinued operations	$(8,443)	$3,390	$(5,053)

     (c) Divestitures

         (i) Sale of Electronic Transaction Processing Business

     Effective January 1, 2001, the Company sold its electronic transaction processing (EDI) business, consisting of substantially all of the assets of the Company’s wholly owned subsidiary, Quality Medi-Cal Adjudication, Incorporated, and certain of the assets of its wholly owned subsidiary, Health Receivables Management, Inc., to Medi, Inc. (Medi), a privately held entity. The total sale price of $3.0 million consisted of: (i) $450,000 in cash at closing, (ii) a one-year secured promissory note in the principal amount of $275,000 and, (iii) $2.3 million of service credits. The Company applied these service credits against invoices for services rendered by Medi to the Company pursuant to a services agreement entered into between the parties at the time of closing. For the years ended December 31, 2002 and 2001, the Company utilized service credits of $1.1 million and $1.2 million, respectively. The net assets sold and related transaction costs totaled $3.1 million, resulting in a loss on sale of assets of $61,000.

         (ii) Sale of CDR Associates, Inc.

     In July 2001, the Company sold substantially all of the assets of CDR Associates, Inc. (CDR), a wholly owned subsidiary, to CDR Associates, L.L.C., a Delaware limited liability corporation, principally owned by the former management team of CDR. The total sales price of $3.2 million consisted of $2.9 million in cash at closing and $280,000 in four scheduled payments to be made over the next seven months. The net assets sold of $1.3 million and related transaction costs of $200,000, totaled $1.5 million, resulting in a gain on the sale of assets of $1.7 million. The Company’s CDR business generated revenue and net income of $2.3 million and $500,000, respectively, during the year ended December 31, 2001, through the date of sale.

13. Commitments

     (a) Lease commitments

     The Company leases office space, data processing equipment and software licenses under operating leases that expire at various dates through 2013. The lease agreements provide for rent escalations. Rent expense, net of sublease income, for the years ended December 31, 2003, 2002 and 2001, was $3.4 million, $4.5 million and $4.5 million, respectively. Sublease income was $1.1 million, $1.1 million, and $1.0 million, for the years ended December 31, 2003, 2002 and 2001, respectively.

     Minimum annual lease payments to be made and sublease payments to be received for each of the next five years ending December 31 and thereafter are as follows (in thousands):

Year	Payments	Sublease Receipts
2004	$6,242	$2,220
2005	5,035	2,273
2006	4,142	1,454
2007	3,708	952
2008	3,295	571
Thereafter	15,998	2,662

Total	$38,420	$10,132

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (b) Legal

         (i) HHL Financial Services

     On June 28, 1998, eight holders of promissory notes (the “Notes”) of HHL Financial Services, Inc. (“HHL”) commenced a lawsuit against us and others in the Supreme Court of the State of New York, County of Nassau, alleging various breaches of fiduciary duty between 1990 and 1996 against HHL (the first cause of action) and that defendants intentionally caused HHL’s default under the Notes (the second cause of action). The complaint alleged that the defendants caused HHL to make substantial unjustified payments to us, which, ultimately, led to defaults on the Notes and to HHL’s filing for Chapter 11 bankruptcy protection in 1997. The plaintiffs sought damages in the amount of $2.3 million (for the unpaid notes) plus interest. As a result of motion practice before the Bankruptcy Court, the breach of fiduciary duty claim was dismissed. A motion to dismiss the remaining cause of action, for tortious interference with contract, was denied by the New York Supreme Court, and an appeal was taken. On March 3, 2003, the Appellate Division Second Department affirmed the lower Court’s decision holding that the Complaint pleaded a cognizable cause of action for tortious interference. In February 2004, the parties agreed on a settlement. The settlement, as recognized in the Company’s financial statements for the year ended December 31, 2003, after available insurance recoveries, was immaterial.

         (ii) Subpoena from the United States Attorney’s Office

     On January 31, 2003, the Company announced that it had received a subpoena issued under the Health Insurance Portability and Accountability Act of 1996 from the United States Attorney’s Office for the Southern District of New York in connection with an investigation relating to possible federal health care offenses. The subpoena sought the production of certain documents from January 1982 to present relating to medical reimbursement claims submitted by the Company to Medicare, Medicaid, and other federal healthcare programs, particularly on behalf of a significant client of Accordis.

     The Company’s Board of Directors appointed a special committee to oversee its response to the investigation. The Company continues to cooperate fully with the investigation.

     Private parties may assert claims against healthcare providers for violations of healthcare laws in actions known as qui tam suits. In these cases, the complaints filed by private litigants are sealed with the court, pending a decision by the government as to whether it will intervene in, and take control of, the litigation. If the government declines to intervene, the private litigant may independently pursue the case against the healthcare provider. In the course of discussions with the United States Attorney’s Office, the Company has learned that a qui tam lawsuit has been filed against the Company in the U.S. District Court for the Southern District of New York. Because the qui tam complaint remains sealed, the Company has not had any opportunity to review its allegation. The Company believes, however, that it is likely that the complaint primarily relates to the matters covered by the government’s subpoena. The Company intends to vigorously defend any qui tam proceeding that is asserted against it.

     The Company is not able to give any assurances as to the duration or outcome of the investigation or as to the effect that any proceedings that may be brought by the government may have on its financial condition or results of operations. The initiation of proceedings against the Company, even if the Company is ultimately successful in defending itself, could have a material adverse effect on its business, financial condition or results of operations.

     Other legal proceedings to which the Company is a party, in the opinion of the Company’s management, are not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

     (c) Employment Agreements

     The Company is obligated under a separation agreement with a former executive as further presented in Note 11(b). In addition, the Company is obligated under three employment agreements with executive officers that provide for salary and benefit continuation in the event of termination without cause, that expire in January 2006, October 2006 and April 2007.

14. Segments and Geographical Information

     In June 1997, the FASB issued SFAS No. 131, “Disclosures About Segments of An Enterprise and Related Information.” SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and in interim financial reports issued to stockholders.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (a) Segment Information

     Accordis provides business office outsourcing services for hospitals, emergency medical transport agencies, and other healthcare providers. These business office services may include identifying third-party resources, submitting timely and accurate bills to third-party payors and patients, recovering and properly accounting for the amounts due, responding to customer service questions from patients, and securing the appropriate cost-based reimbursement from entitlement programs. Clients may outsource the entirety of their business office operations to us, or discrete components of the revenue cycle.

     Health Management Systems works on behalf of government healthcare programs to contain costs by recovering expenditures that were the responsibility of a third party, or that were paid inappropriately. Health Management Systems’ clients include state and county Medicaid programs, their managed care plans, state prescription drug programs, child support enforcement agencies, and other public programs. By assisting these agencies in properly accounting for the services they deliver, we also help ensure that they receive the full amount of program funding to which they are entitled. The Company measures the performance of its operating segments through “Operating Income” as defined in the accompanying Consolidated Statements of Operations.

	Total
	HMS Holdings		Health
	continuing		Management
(in thousands)	opertations	Accordis	Systems	Corporate
Year ended December 31, 2003
Revenue	$74,361	$37,265	$37,096	$—
Operating income (loss)	1,880	(4,599)	6,479	—
Total assets	63,123	15,783	11,705	35,635
Goodwill	5,679	4,596	1,083	—
Depreciation and amortization	2,555	1,293	1,262	—
Capital expenditures and software capitalization	801	320	481	—

Year ended December 31, 2002
Revenue	68,614	36,331	32,283	—
Operating income (loss)	(3,042)	(7,641)	4,599	—
Total assets	61,666	16,637	10,827	34,202
Goodwill	5,679	4,596	1,083	—
Depreciation and amortization	2,518	1,327	1,191	—
Capital expenditures and software capitalization	3,429	1,923	1,506	—

Year ended December 31, 2001
Revenue	58,748	31,329	27,419	—
Operating loss	(18,070)	(14,610)	(3,460)	—
Total assets	60,394	16,210	10,222	33,962
Goodwill	5,679	4,596	1,083	—
Depreciation and amortization	2,550	1,456	1,094	—
Capital expenditures and software capitalization	3,444	2,564	880	—

     Total HMS Holdings assets presented above, do not include the assets of the discontinued operations, which are separately disclosed on the accompanying Consolidated Balance Sheets.

     Assets, including prepaid expenses, property and equipment and goodwill have been allocated to identified segments based upon actual usage, occupancy or other correlations with operating metrics. Other corporate assets, including cash, short-term investments, and deferred tax assets, are shown in the corporate category.

     (b) Geographic Information

     The Company operates within the continental United States.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (c) Major Customers

     The Company’s largest client is the Los Angeles County Department of Health Services in California. This client accounted for 12%, 14% and 12% of the Company’s total revenue in the years ended December 31, 2003, 2002 and 2001, respectively. The loss of this customer would have a material adverse effect on Accordis and HMS Holdings Corp. The Company provides the County (or designated facilities within the County) with, among other services, secondary third-party resource identification and recovery services, commercial insurance billing services, Medi-Cal billing and follow-up services, and financial management and consulting services relating to both inpatient and outpatient accounts. Either party may terminate the agreement with or without cause upon 30 days written notice, except that financial management and consulting services require 90 days written notice of termination. The Company provides services to this client pursuant to a contract awarded in April 2003 for a one-year period with two annual automatic renewals through June 2006. Although the Company cannot give any assurance that the contract will be renewed after June 2004, the Company has been providing services to this client for more than twenty years.

(d) Concentration of Revenue

     The clients constituting the Company’s 10 largest clients change periodically. The concentration of revenue with such clients was 63%, 56% and 51% of the Company’s revenue in the years ended December 31, 2003, 2002 and 2001 respectively. In many instances, the Company provides its services pursuant to agreements subject to competitive re-procurement. All of these agreements expire between 2004 and 2007. The Company cannot provide assurance that any of these agreements will be renewed and, if renewed, that the fee rates will be equal to those currently in effect.

15. Quarterly Financial Data (unaudited)

     The table below summarizes the Company’s unaudited quarterly operating results for its last two fiscal years.

	First	Second	Third	Fourth
(in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2003
Revenue	$17,758	$17,016	$18,708	$20,879
Operating income (loss)	(492)	(961)	1,008	2,325
Discontinued operations, net	—	—	212	—
Net income (loss)	(395)	(902)	1,266	2,379
Basic net income (loss) per share	(0.02)	(0.05)	0.07	0.13
Diluted net income (loss) per share	(0.02)	(0.05)	0.06	0.12

Year ended December 31, 2002
Revenue	$16,870	$16,744	$17,024	$17,976
Operating income (loss)	(878)	(1,889)	204	(479)
Discontinued operations, net	—	2,900	—	560
Net income (loss)	(719)	1,141	328	185
Basic and diluted net income (loss) per share	(0.04)	0.06	0.02	0.01

(a)	In the second quarter of 2002, the Company’s discontinued operation, PSG, recorded income from operations of $2.9 million, primarily as the result of a termination fee received from a former customer of the PSG, which was not included in the prior disposal estimate. PSG’s operating results are presented as discontinued operations for all periods presented, see Note 12.

(b)	In the fourth quarter of 2002, the Company’s discontinued operation, PSG, recorded income from operations of $249,000, primarily resulting from lower than estimated disposal costs. Additionally, the Company’s discontinued operation, DSG, recorded income from operations of $311,000 reflecting lower than estimated closing costs. PSG and DSG’s operating results are presented as discontinued operations for all periods presented, see Note 12.

(c)	In the third quarter of 2003, the Company’s discontinued operation, PSG, recorded income from operations of $212,000 based on the actual results of operations.

HMS HOLDINGS CORP. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for doubtful accounts:
Balance, December 31, 2000	$1,172
Provision	2,792
Recoveries	—
Charge-offs	(623)

Balance, December 31, 2001	3,341
Provision	311
Recoveries	16
Charge-offs	(301)

Balance, December 31, 2002	3,367
Provision	300
Recoveries	—
Charge-offs	(206)

Balance, December 31, 2003	$3,461

HMS HOLDINGS CORP. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number	Description
2	Agreement and Plan of Merger, dated as of December 16, 2002, among Health Management Systems, Inc., HMS Holdings Corp. and HMS Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to Amendment No. 1 (“Amendment No. 1”) to HMS Holdings Corp.’s Registration Statement on Form S-4, File No. 333-100521 (the “Form S-4”))

3.1(i)	Restated Certificate of Incorporation of HMS Holdings Corp. (Incorporated by reference to Exhibit 3.1 to Amendment No. 1)

3.1(ii)	Certificate of Amendment to the Certificate of Incorporation of HMS Holdings Corp. (Incorporated by reference to Exhibit 3.1(a) to HMS Holdings Corp.’s Registration Statement on Form S-8, File No. 333-108436 (the “1999 Plan Form S-8”)

3.2	By-laws of HMS Holdings Corp. (Incorporated by reference to Exhibit 3.2 to the Form S-4)

10.1	Health Management Systems, Inc. Employee Stock Purchase Plan, as amended (Incorporated by reference to Exhibit 10.2 to the January 1994 Form 10-Q and to Exhibit 10.1 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1995 (the “January 1995 Form 10-Q”))

10.2	Health Management Systems, Inc. 1995 Non-Employee Director Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the January 1995 Form 10-Q)

10.3	HMS Holdings Corp. 1999 Long-Term Incentive Stock Plan (Incorporated by reference to Exhibit 4 to the 1999 Plan Form S-8)

10.4(i)	Employment Agreement, dated as of October 2, 2000, between Health Management Systems, Inc. and William F. Miller III (Incorporated by reference to Exhibit 10.17(i) to Health Management Systems, Inc.’s Annual Report on Form 10-K for the year ended October 31, 2000 (the “2000 Form 10-K”))

*10.4(ii)	Amendment, dated as of November 4, 2003, to Employment Agreement between HMS Holdings Corp. and William F. Miller III

10.5	Restricted Stock Purchase Agreement for 550,000 Common Shares dated January 10, 2001, between Health Management Systems, Inc. and William F. Miller III (Incorporated by reference to Exhibit 10.17(ii) to the 2000 Form 10-K)

10.6	Pledge Agreement, dated January 10, 2001, between Accelerated Claims Processing, Inc. and William F. Miller III (Incorporated by reference to Exhibit 10.17(iii) to the 2000 Form 10-K)

10.7	Promissory note, dated January 10, 2001, in the principal amount of $721,875 between William F. Miller III and Accelerated Claims Processing, Inc. (Incorporated by reference to Exhibit 10.17(iv) to the 2000 Form 10-K)

10.8(L)	Employment Agreement dated as of March 30, 2001 by and between Health Management Systems, Inc. and Robert M. Holster (Incorporated by reference to Exhibit 10.2(i) to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2001 (the “April 2001 Form 10-Q”))

*10.8(LL)	Amendment dated as of February 11, 2004 to Employment Agreement between HMS Holdings Corp. and Robert M. Holster

10.9	Stock Option Agreement dated as of March 30, 2001 by and between Health Management Systems, Inc. and Robert M. Holster (Incorporated by reference to Exhibit 10.2(ii) to the April 2001 Form 10-Q)

10.10	Employment Agreement dated as of January 1, 2003 by and between Health Management Systems, Inc. and William C. Lucia (Incorporated by reference to Exhibit 10.13 to HMS Holdings Corp.’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”))

*10.11	Agreement for Financial Management Services, dated as of April 1, 2003, between Accordis Inc. and the County of Los Angeles

10.12(i)	Leases, dated September 24, 1981, September 24, 1982, and January 6, 1986, as amended, between 401 Park Avenue South Associates and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.13 to Health Management Systems, Inc.’s Registration Statement on Form S-1, File No. 33-46446, dated June 9, 1992 and to Exhibit 10.5 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1994)

10.12(ii)	Lease, dated as of March 15, 1996, by and between 387 PAS Enterprises, as Landlord, and

HMS HOLDINGS CORP. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number	Description
Health Management Systems, Inc., as Tenant (Incorporated by reference to Exhibit 10.2 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1996 (the “July 1996 Form 10-Q”))

10.12(iii)	Fifth Amendment, dated May 30, 2000 to the lease for the entire eighth, ninth, and tenth floors and part of the eleventh and twelfth floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.1 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000 (the “July 2000 Form 10-Q”))

10.12(iv)	Sixth Amendment, dated May 1, 2000 to the lease for the entire eighth, ninth, and tenth floors and part of the eleventh and twelfth floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. Tenant (Incorporated by reference to Exhibit 10.2 to the July 2000 Form 10-Q)

10.12(v)	Seventh Amendment, dated April 1, 2001 to the lease for the entire eighth, ninth, and tenth floors and part of the eleventh floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. Tenant (Incorporated by reference to Exhibit 10.1(v) to the April 2001 Form 10-Q)

10.12(vi)	Third Amendment, dated May 30, 2000 to the lease for a portion of the eleventh floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.3 to the July 2000 Form 10-Q)

10.12(vii)	Fourth Amendment, dated May 1, 2000 to the lease for a portion of the eleventh floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.4 to the July 2000 Form 10-Q)

10.12(viii)	Fifth Amendment, dated May 1, 2003 to the lease for a portion of the eleventh floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.1(vi) to the April 2001 Form 10-Q)

10.12(ix)	Fifth Amendment, dated May 30, 2000 to the lease for the fourth floor and the penthouse between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.7 to the July 2000 Form 10-Q)

10.12(x)	Sixth Amendment, dated May 1, 2000 to the lease for the fourth floor and the penthouse between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.8 to the July 2000 Form 10-Q)

10.12(xi)	Seventh Amendment, dated March 1, 2001 to the lease for the fourth floor and the penthouse between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.1(iv) to the April 2001 Form 10-Q)

10.13(i)	Sublease Agreement, dated December 23, 1997, between Health Management Systems, Inc. and Shandwick USA, Inc. (Incorporated by reference to Exhibit 10.1 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1998 (the “January 1998 Form 10-Q”))

10.13(ii)	Consent to Sublease, dated December 23, 1997, by 387 P.A.S. Enterprises to the subletting by Health Management Systems, Inc. to Shandwick USA, Inc. (Incorporated by reference to Exhibit 10.2 to the January 1998 Form 10-Q)

10.14	Sublease Agreement, dated as of January 2003, between Health Management Systems, Inc. and Vitech Systems Group, Inc. (Incorporated by reference to Exhibit 10.17 to the 2002 Form 10-K)

*21	List of Subsidiaries of HMS Holdings Corp.

*23	Consent of KPMG LLP, independent auditors

*31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp.

*31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp.

*32.1	Section 1350 Certification of the Principal Executive Officer of HMS Holdings Corp. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by

HMS HOLDINGS CORP. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number	Description
the registrant under the Securities Act of 1933, as amended.

*32.2	Section 1350 Certification of the Principal Financial Officer of HMS Holdings Corp. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

*	Filed herewith.