Form 10-Q
period 2004-03-31
HMS HOLDINGS CORP
filed 2004-05-14
CIK 1196501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

     The number of shares common stock, $.01 par value, outstanding as of May 11, 2004 was 19,153,675.

HMS HOLDINGS CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$29,367	$26,615
Short-term investments	100	100
Accounts receivable, net	16,435	17,331
Prepaid expenses and other current assets	1,115	1,072

Total current assets	47,017	45,118
Property and equipment, net	3,421	3,123
Goodwill	5,679	5,679
Deferred income taxes, net	8,920	8,920
Other assets	162	283

Total assets	$65,199	$63,123

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$12,555	$11,804

Total current liabilities	12,555	11,804
Other liabilities	771	712

Total liabilities	13,326	12,516

Commitments and contingencies
Shareholders’ equity:
Preferred stock — $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock — $.01 par value; 45,000,000 shares authorized; 20,785,288 shares issued and 19,140,372 shares outstanding at March 31, 2004; 20,042,421 shares issued and 18,397,505 shares outstanding at December 31, 2003	208	200
Capital in excess of par value	76,698	75,167
Accumulated deficit	(15,745)	(15,472)
Treasury stock, at cost; 1,644,916 shares at March 31, 2004 and December 31, 2003	(9,288)	(9,288)

Total shareholders’ equity	51,873	50,607

Total liabilities and shareholders’ equity	$65,199	$63,123

See accompanying notes to condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Month Periods ended March 31, 2004 and 2003
(in thousands, except per share amounts)
(unaudited)

	2004	2003
Revenue	$19,327	$17,758

Cost of services:
Compensation	10,480	9,870
Data processing	1,166	1,170
Occupancy	1,328	1,485
Direct project costs	3,177	3,342
Other operating costs	1,822	1,756
US Attorney investigation costs	1,687	627

Total cost of services	19,660	18,250

Operating loss	(333)	(492)
Net interest income	60	97

Loss before income taxes	(273)	(395)
Income taxes	—	—

Net loss	$(273)	$(395)

Basic and diluted loss per share data:
Net loss per share	$(0.01)	$(0.02)

Weighted average common shares outstanding, basic and diluted	18,619	18,266

See accompanying notes to condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Three Months ended March 31, 2004
(in thousands, except share amounts)
(unaudited)

	Common Stock
			Capital In		Treasury Stock		Total
	# of Shares	Par	Excess Of	Accumulated			Shareholders’
	Issued	Value	Par Value	Deficit	# of Shares	Amount	Equity
Balance at December 31, 2003	20,042,421	$200	$75,167	($15,472)	1,644,916	($9,288)	$50,607
Comprehensive loss:
Net loss	—	—	—	(273)	—	—	(273)
Change in net unrealized appreciation on short-term investments	—	—	—	—	—	—	—

Total comprehensive loss							(273)
Exercise of stock options	742,867	8	1,531	—	—	—	1,539

Balance at March 31, 2004	20,785,288	$208	$76,698	($15,745)	1,644,916	($9,288)	$51,873

See accompanying notes to condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Month Periods ended March 31, 2004 and 2003
(in thousands)
(unaudited)

	2004	2003
Operating activities:
Net loss	$(273)	$(395)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposal of fixed assets	17	—
Depreciation and amortization	539	725
Provision for doubtful accounts	75	75
Stock compensation credit	—	(45)
Changes in assets and liabilities:
Decrease in accounts receivable	821	955
(Increase) decrease in prepaid expenses and other current assets	(43)	41
Decrease in other assets	121	100
Increase (decrease) in accounts payable, accrued expenses and other liabilities	810	(2,013)

Net cash provided by (used in) operating activities	2,067	(557)

Investing activities:
Purchases of property and equipment	(808)	(182)
Investment in software	(46)	—

Net cash used in investing activities	(854)	(182)

Financing activities:
Proceeds from exercise of stock options	1,539	—
Repayment of note receivable from officer for purchase of common stock	—	361
Purchases of treasury stock	—	(104)
Proceeds from issuance of common stock	—	48

Net cash provided by financing activities	1,539	305

Net increase (decrease) in cash and cash equivalents	2,752	(434)
Cash and cash equivalents at beginning of period	26,615	24,174

Cash and cash equivalents at end of period	$29,367	$23,740

Supplemental disclosure of non-cash investing and financing activities:
Change in unearned compensation	$—	$(45)

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$18	$14

See accompanying notes to condensed consolidated financial statements.

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

     These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K for such year, as filed with the Securities and Exchange Commission (the SEC).

2. Stock-Based Compensation

     The Company accounts for stock-based compensation under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, the Company has elected to continue following the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and to adopt only the disclosure provisions of SFAS No. 123. Accordingly, no employee compensation costs have been recognized for the Company’s stock option plans. Had compensation costs for the Company’s stock options been determined consistent with the fair value method prescribed by SFAS 123, the Company’s net loss and related per share amounts would have been adjusted to the pro forma amounts indicated below:

		Three Months Ended March 31,
(in thousands, except per share amounts)		2004	2003
Net loss, as reported		$(273)	$(395)
Stock-based employee compensation expense included in reported net loss		—	—
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		$(400)	$(474)

Pro forma net loss		$(673)	$(869)

Net loss per basic and diluted share:	As reported	$(0.01)	$(0.02)
	Pro forma	$(0.04)	$(0.05)

     The effect presented above by applying the disclosure-only provisions of SFAS 123 may not be representative of the pro forma effect in future years.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3. Basis of Presentation and Principles of Consolidation

     (a) Organization and Business

     HMS Holdings Corp. furnishes revenue recovery, cost containment and business office outsourcing services to healthcare providers and public health care payors. The Company helps clients increase revenue, accelerate collections, and reduce operating and administrative costs. The Company operates two businesses through its wholly-owned subsidiaries, Health Management Systems, Inc. and Accordis Inc.

     (b) Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c) Reclassifications

     Certain reclassifications were made to prior period amounts to conform to the current period presentation.

4. Income Taxes

     During the quarter ended March 31, 2004, the Company did not recognize any change in its net deferred tax assets of $8.9 million. During the quarter ended March 31, 2004, the Company recognized an increase in the valuation allowance of $124,000 related to the Company’s ability to realize its deferred tax assets. The resultant valuation allowance of $8.7 million at March 31, 2004 is specifically associated with the Company’s net operating loss carryforwards (NOLs), which account for the majority of the Company’s deferred tax assets. The Company believes the available objective evidence, principally its recent taxable losses, creates sufficient uncertainty regarding the realizability of its NOLs, that it is more likely than not, that some of the NOLs are not realizable. The Company determined the amount of the valuation allowance based on its assessment of the recoverability of the deferred tax assets by projecting future taxable income. The projection included the reversal of known temporary differences and reflected management’s estimates of future results of operations after considering the significant changes in the Company’s business represented by the business divestitures, sales of assets, and operational and infrastructure restructurings. The realizability of the Company’s deferred tax assets and the corresponding valuation allowance will be adjusted in the future based on the Company’s actual taxable income results and updated estimates of future taxable income. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of valuation allowance, based on its projection of future operating results.

5. Earnings Per Share

     Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding during the period. The Company had weighted average common shares and common share equivalents outstanding during the three months ended March 31, 2004 and 2003, of 21,986,564 and 19,998,803, respectively. For the three months ended March 31, 2004 and 2003, the

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Company had weighted average common shares of 18,619,442 and 18,266,223, respectively. For the three months ended March 31, 2004 and March 31, 2003, the common share equivalents are not added to the weighted average shares as it would be antidilutive to the per share calculation because the Company incurred a net loss during these periods. The Company’s common share equivalents consist of stock options.

6. Commitments — Legal Proceedings

     Subpoena from the United States Attorney’s Office

     In April 2004, the Company reached an agreement with the United States Attorney’s Office for the Southern District of New York to settle certain matters raised in the course of the United States Attorney’s investigation of medical reimbursement claims submitted to Medicaid and other federal healthcare programs on behalf of a significant client of Accordis. As part of the settlement, the Company has agreed to pay the United States government $1.35 million, subject to the satisfactory negotiation of a corporate integrity agreement with the Office of the Inspector General for the Department of Health and Human Services and the concurrent dismissal of a qui tam lawsuit against the Company that was the basis of the government’s investigation.

     The Company has been cooperating with the United States Attorney’s investigation since the issuance of a subpoena for documents in January 2003. The investigation focused on claims submitted since 1982. The issues raised by the government primarily concerned the appropriateness of completing healthcare reimbursement claims with general diagnosis information when specific diagnosis information was not available. As a result of subsequent changes in regulations and upgrades of the Company’s client’s information systems, the billing practices that were reviewed by the government are no longer being employed.

     The Company has recorded a charge of $1.7 million in the quarter ended March 31, 2004 to reflect the settlement and related legal and other expenses.

     Other legal proceedings to which the Company is a party, in the opinion of the Company’s management, are not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

7. Segment Information

     Accordis provides business office outsourcing services for hospitals, emergency medical transport agencies, and other healthcare providers. These business office services may include identifying third-party resources, submitting timely and accurate bills to third-party payors and patients, recovering and properly accounting for the amounts due, responding to customer service questions from patients, and securing the appropriate cost-based reimbursement from entitlement programs. Clients may outsource the entirety of their business office operations to Accordis, or discrete components of the revenue cycle.

     Health Management Systems works on behalf of government healthcare programs to contain costs by recovering expenditures that were the responsibility of a third-party, or that were paid inappropriately. Health Management Systems’ clients include state and county Medicaid programs, their managed care plans, state prescription drug programs, child support enforcement agencies, and other public programs. By assisting these agencies in properly accounting for the services they deliver, Health Management Systems also helps ensure that they receive the full amount of program funding to which they are entitled. The Company measures the performance of its operating segments through “Operating Income (Loss)” as defined in the accompanying Consolidated Statements of Operations.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Total		Health
	HMS		Management
(in thousands)	Holdings	Accordis	Systems	Corporate
As of and for the three months ended March 31, 2004
Revenue	$19,327	$9,352	$9,975	$—
Operating income (loss)	(333)	(2,319)	1,986
Total assets	65,199	15,066	11,746	38,387
Goodwill	5,679	4,596	1,083
Depreciation and amortization	539	273	266
Capital expenditures	854	343	511

As of and for the three months ended March 31, 2003
Revenue	$17,758	$9,099	$8,659
Operating income (loss)	(492)	(1,882)	1,390
Total assets	59,510	16,438	9,312	33,760
Goodwill	5,679	4,596	1,083
Depreciation and amortization	725	375	350
Capital expenditures	182	74	108

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

     8. Restructuring

     The following table presents a summary of the activity in accrued liabilities for restructuring charges (in thousands):

New York Leased
Space Reduction
Balance at December 31, 2003	$1,441
Cash payments	(27)
Provision	0

Balance at March 31, 2004	$1,414

Special Note Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. These statements involve unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include those risks identified in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other risks identified in our Form 10-K for the year ended December 31, 2003 and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are cautioned that actual results may differ from management’s expectations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

     As there were no changes to our critical accounting policies during 2004, please refer to our Annual Report on Form 10-K for the year ended December 31, 2003 for a summary of our policies.

Current Overview

     Following a strategic review during 2001 to implement a new business plan, divest non-strategic assets and reduce infrastructure and overhead costs, we have concentrated on two operating businesses conducted by our Health Management Systems and Accordis subsidiaries. Our goals have been to strengthen the operational management teams, improve and further develop our service delivery capabilities, clarify our targeted customer bases and how best to reach those audiences, increase revenue through new client acquisition and expansion of opportunities with existing clients, rationalize our cost structure, and develop long-term strategies for the future of the businesses.

     We believe at this time that these initiatives have been largely completed. We are now focused on continued revenue growth and client acquisition, superior execution of service delivery, and on-going maintenance of the appropriate strategic agendas for the future.

     Revenue Considerations

     A macro economic factor benefiting our Health Management Systems business is the rising cost of healthcare, which has contributed to the expansion of entitlement programs such as Medicaid. Medicaid has grown on average approximately 10% per year over the last several years. At the same time, state budgets nationwide continue to be strained by increasing state expenditures. In light of these circumstances and consistent with national business trends, state governments are more receptive to engaging vendors to help in coordination of benefits and cost containment activities, which presents an opportunity in our marketplace for revenue growth. What remains unknown is whether Health Management Systems will be successful in the awarding of these contracts.

     Our Accordis business also benefits from the increase in healthcare spending. Healthcare providers, in particular hospitals, struggle to maintain operating margins as costs increase rapidly as the proportion of underinsured and uninsured patients increase. Consistent with national business trends toward outsourcing, we expect to see an increase in the opportunity for Business Office Outsourcing with healthcare providers as they focus on managing their cost infrastructures by concentrating on their core missions and taking advantage of opportunities to decrease costs in non-core activities. What remains unknown is whether and how quickly healthcare providers, primarily hospitals, will act on outsourcing their businesses. During the last few years, Accordis has experienced substantial success providing specialized Reimbursement Services to hospitals. These services consist of Medicare Bad Debt reporting, Disproportionate Share reporting, Medicaid Application services, and Medicare Indirect Medical Education Program reimbursement. Also, during the last two years, Accordis has experienced substantial success providing revenue cycle management services to Emergency Medical Transport providers in the form of technology based billing and collection services designed to optimize reimbursement, improve cash flow and reduce the cost of these functions. What remains unknown is whether Accordis can continue to maintain this level of success in the marketplace with these services.

     Most of our client engagements are unique in their scope and the particular needs and environment of the client. As a consequence, we do not have general key performance indicators for our two businesses that we use to measure their success. However, within each client engagement, there are specific metrics and goals that management uses to monitor performance and measure success against the client’s and our own expectations.

     Almost all of our business is on a contingency fee basis whereby we recognize revenue only after our client has received payment from a third-party. In addition, many of the services we perform in both our businesses are project based in nature. These projects often recur on an annual basis, but do not necessarily recur on a monthly or quarterly basis. This can lead to significant quarterly variations in revenue and operating results, as our operating expenses are largely fixed on a quarter-to-quarter basis. For a more detailed discussion of risks affecting our business, please refer to our Annual Report on Form 10-K for the year ended December 31, 2003.

     Operating Expenses

     At the beginning of 2003, as a final element of our strategic review and in order to better focus on our two core operating businesses, we implemented a corporate re-organization, placing the Health Management Systems and Accordis operations into separate corporate entities and creating HMS Business Services as a provider of data processing and general and administrative services to these two operating businesses. This action has provided for improved operational and financial management of the two businesses with improved clarity with respect to the financial relationships in each business and their respective operating results, including the charges for services provided by the shared services entity.

     As a service company, 50% to 55% of our operating expenses are compensation related. We adjust our employee headcount based on known business needs and current expectations about the near term future. Based on recent operating results, compensation expense does tend to grow with increases in revenue although not on a directly corresponding basis since many employee functions do not require additional staff as revenue increases.

     Direct project expenses are incurred based on the requirements of particular client engagements and have averaged approximately 17% to 18% of revenue on an annual basis, with quarterly fluctuations of plus or minus 2%.

     Occupancy and data processing expenses have not been substantially impacted by our growth in revenue over the past two years. These are largely infrastructure costs that would only be affected by significant growth or shrinkage in our businesses, or a dramatic change in our operational delivery model.

     Other operating expenses reflect certain costs of doing business such as insurance, legal fees, accounting and tax fees, and costs associated with the requirements of being a publicly traded company. Additional significant components of this category of expense include business expenses for other external professional services based on the needs of the operating business, travel and entertainment expenses, employee recruiting, training and activity costs, and miscellaneous office expenses.

     Operating Results

     Aside from the above discussion regarding revenue fluctuations due to our revenue recognition policy and the project nature of some of our business, our operating expenses can increase based on discrete spending activities such as the monetary settlement, legal fees and other expenses we incurred related to the investigation, by and our settlement with, the United States Attorney’s Office.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     The following table sets forth, for the periods indicated, certain items in our Condensed Consolidated Statements of Operations expressed as a percentage of revenue:

	Three Months Ended March 31,
	2004	2003
Revenue	100.0%	100.0%
Cost of services:
Compensation	54.2%	55.5%
Data processing	6.0%	6.7%
Occupancy	6.9%	8.4%
Direct project costs	16.4%	18.8%
Other operating costs	9.4%	9.8%
US Attorney investigation costs	8.8%	3.5%

Total cost of services	101.7%	102.7%

Operating loss	(1.7)%	(2.7)%
Net interest income	0.3%	0.5%

Loss before income taxes	(1.4)%	(2.2)%
Income taxes	—	—

Net loss	(1.4)%	(2.2)%

     Revenue for the quarter ended March 31, 2004 was $19.3 million, an increase of $1.6 million or 8.8% compared to revenue of $17.8 million in the prior year quarter.

     Health Management Systems, which provides third party liability identification and recovery services to state Medicaid agencies, generated revenue of $10.0 million for the three months ended March 31, 2004, a $1.3 million or 15.2% increase over revenue for the three months ended March 31, 2003 of $8.7 million. This increase primarily reflected an increase of $0.4 million across the comparable client base resulting from specific non-recurring revenue opportunities with certain clients based on their particular needs, differences in the timing of when client projects were completed in the current year compared with the prior year, and changes in the volume, yields and scope of client projects. Non-recurring revenue opportunities are generally situations where we have an opportunity to earn additional revenue from a client, which we do not expect will recur in the current year or which did not exist in the prior year. Additionally, revenue for the current year quarter included a $0.6 million increase with two clients resulting from an expansion in the scope of services provided. In addition, during the current quarter three new state clients accounted for $281,000 in new revenue.

     Accordis, which provides outsourced business office services for hospitals, generated revenue of $9.4 million for the three months ended March 31, 2004, a $0.3 million or 3% increase from $9.1 million for the three months ended March 31, 2003. Revenue for the current year quarter included $0.7 million of revenue from nine new customers, and a $0.8 million increase with four customers resulting from an expansion in the scope of services provided. Revenue for the current year quarter decreased by $193,000 across the comparable client base reflecting specific non-recurring revenue opportunities with certain clients based on their particular needs, differences in the timing of when client projects were completed in the current year compared with the prior year, and changes in the volume and yields of client projects. There was also a decrease in revenue of $1.1 million in the current year quarter associated with three terminated or inactive client relationships.

     Compensation expense as a percentage of revenue was 54.2% for the three months ended March 31, 2004 compared to 55.5% for the three months ended March 31, 2003 and for the current quarter was $10.5 million, an increase of $0.6 million, or 6.2% from the prior year quarter expense of $9.9 million. This increase resulted from an increase in headcount from the comparable prior year period, a general increase in compensation rates and increased costs of fringe benefits. At March 31, 2004, we had 522 employees, a 7% increase over 487 employees at March 31, 2003.

     Data processing expense as a percentage of revenue was 6.0% for the three months ended March 31, 2004 compared to 6.7% for the three months ended March 31, 2003 and for the current quarter was $1.2 million, consistent with the prior year quarter expense in the same amount.

     Occupancy expense as a percentage of revenue was 6.9% for the three months ended March 31, 2004 compared to 8.4% for the three months ended March 31, 2003 and for the current quarter was $1.3 million, a decrease of $157,000 compared to the prior year quarter expense of $1.5 million. This decrease primarily reflected subletting one floor at our New York City headquarters.

     Direct project expense as a percentage of revenue was 16.4% for the three months ended March 31, 2004 compared to 18.8% for the three months ended March 31, 2003 and for the current quarter was $3.2 million, a decrease of $165,000 or 4.9% from the prior year quarter expense of $3.3 million. This decrease primarily related to savings in Accordis due to two contract terminations and process improvements, which decreased subcontractor utilization. An increase in direct project expense related to Health Management Systems was consistent with an increase in revenue, and partially offset the Accordis savings.

     Other operating costs as a percentage of revenue were 9.4% for the three months ended March 31, 2004 compared to 9.8% for the three months ended March 31, 2003 and for the current quarter were $1.8 million, an increase of $66,000 or 3.8% compared to the prior year quarter expense of $1.8 million. This increase primarily represents expenses related to compliance with the Sarbanes-Oxley Act of 2002.

     Costs resulting from the United States Attorney’s investigation as a percentage of revenue were 8.7% for the three months ended March 31, 2004 compared to 3.5% for the three months ended March 31, 2003. Current quarter expenses were $1.7 million, an increase of $1.1 million compared to the prior year quarter expense of $0.6 million. The costs for the current quarter include the agreed settlement with the United States government of approximately $1.35 million with the remaining balance for legal and other settlement expenses. The expenses in the prior year quarter represented legal and associated expenses only.

     Operating loss for the three months ended March 31, 2004 was $0.3 million compared to an operating loss of $0.5 million for the three months ended March 31, 2003. Accordis had an operating loss of $2.3 million for the quarter ended March 31, 2004 compared to an operating loss of $1.9 million for the prior year quarter. The loss in the first quarter of the current year includes $1.7 million of costs associated with the United States Attorney investigation, as discussed in the preceding paragraph. Health Management Systems had an operating profit of $2.0 million for the quarter ended March 31, 2004 compared to an operating profit of $1.4 million for the quarter ended March 31, 2003.

     Net interest income was $60,000 for the three months ended March 31, 2004 compared with net interest income of $97,000 for the three months ended March 31, 2003 and reflected a shift to shorter-term investments, a reduction in market interest rates and the maturing of certain investments with higher rates of return.

     In 2004 and 2003, we did not recognize any income tax expense or benefit against our net losses. We have incurred significant taxable losses in the last several years. Most of our deferred income tax assets are in the form of net operating loss carryforwards. A recoverability analysis was performed based on our recent taxable loss history and projections of future taxable operating results.

     Net loss was $0.3 million in the current year quarter compared with a net loss of $0.4 million in the prior year quarter. This decrease in operating loss resulted from $1.6 million increased revenue and was partially offset by a modest increase in operating costs of $0.3 million, and a $1.1 million increase in settlement and legal costs associated with resolving the United States Attorney’s investigation.

Off-Balance Sheet Financing Arrangements

     We do not have any off-balance sheet financing arrangements.

Liquidity and Capital Resources

     Historically, our principal sources of funds are operations and the remaining proceeds from our initial public offering in 1992. At March 31, 2004, our cash, cash equivalents and short-term investments and net working capital were $29.5 million and $34.5 million, respectively. Although we expect that operating cash flows will be a primary source of liquidity, the current significant cash and short-term investment balances and working capital position are also fundamental sources of liquidity and capital resources. The current cash and short term investment balances are more than sufficient to meet our short-term funding needs that are not met by operating cash flows. Operating cash flows could be adversely affected by a decrease in demand for our services. Our typical client relationship, however, usually has a duration of several years, and as a result we do not expect any current decrease in demand. We estimate that we will purchase approximately $1.5 million of property and equipment during 2004. The payments due by period for our contractual obligations, consisting principally of facility lease obligations and equipment rental and software license obligations, are as follows (in thousands):

		Less than
	Total	1 Year	2-3 Years	4-5 Years	After 5 years
Operating leases	$36,933	$4,755	$9,177	$7,003	$15,998

     We have entered into sublease arrangements for some of our facility obligations and expect to receive the following rental receipts (in thousands):

	Less than
Total	1 Year	2-3 Years	4-5 Years	After 5 years
$9,550	$1,638	$3,727	$1,523	$2,662

     For the quarter ended March 31, 2004, cash provided by operations was $2.1 million compared with cash used in operations of $0.6 million for the prior year quarter. The current year quarter’s difference between the $2.1 million source of cash from operations and net loss of $300,000 includes a $0.8 million decrease in accounts receivable, depreciation and amortization expense of $0.5 million, and an increase in accounts payable, accrued expenses and other liabilities of $0.8 million primarily related to the accrual of the settlement with the United States

Attorney’s Office partially offset by payments against liabilities for previously recognized expenses. During the current year quarter, cash used in investing activities was $0.9 million, reflecting purchases of property and equipment and investment in software. Cash provided by financing activities was $1.5 million in proceeds received from the exercise of employee stock options.

     On May 28, 1997, the Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not in excess of $10 million. During the three months ended March 31, 2004, no purchases were made. Cumulatively since the inception of the repurchase program, we have repurchased 1,644,916 shares having an aggregate purchase price of $9.3 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

     Our holdings of financial instruments are comprised of state government debt. All such instruments are classified as securities available for sale. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily, pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while, at the same time, seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest in the shorter end of the maturity spectrum or highly liquid investments.

     The table below presents the historic cost basis, and the fair value for our investment portfolio as of March 31, 2004, and the related weighted average interest rates by year of maturity (in thousands):

	Matures Year
	Ending	Total	Total
	December 31, 2004	Historical Cost	Fair value
Fixed income governmental securities	$100	$100	$100
Average interest rate	4.15%	4.15%

Item 4. Controls and Procedures

     As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

     There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Subpoena from the United States Attorney’s Office

     In April 2004, we reached an agreement with the United States Attorney’s Office for the Southern District of New York to settle certain matters raised in the course of the United States Attorney’s investigation of medical reimbursement claims submitted to Medicaid and other federal healthcare programs on behalf of a significant client of Accordis. As part of the settlement, the we have agreed to pay the United States government $1.35 million, subject to the satisfactory negotiation of a corporate integrity agreement with the Office of the Inspector General for the Department of Health and Human Services and the concurrent dismissal of a qui tam lawsuit against the Company that was the basis of the government’s investigation.

     We have been cooperating with the United States Attorney’s investigation since the issuance of a subpoena for documents in January 2003. The investigation focused on claims submitted since 1982. The issues raised by the government primarily concerned the appropriateness of completing healthcare reimbursement claims with general information when specific diagnosis information was not available. As a result of subsequent changes in regulations and upgrades of our client’s information systems, the billing practices that were reviewed by the government are no longer being employed.

     We have recorded a charge of $1.7 million in the quarter ended March 31, 2004 to reflect the settlement and related legal and other expenses.

     Other legal proceedings to which we are a party, in the opinion of our management, are not expected to have a material adverse effect on our financial position, results of operations, or liquidity.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10	Amendment, dated as of February 11, 2004, to Employment Agreement between HMS Holdings Corp. and Robert M. Holster

31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by William F. Miller III, Chairman of the Board of Directors and Chief Executive Officer of HMS Holdings Corp.

31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Thomas G. Archbold, Interim Chief Financial Officer of HMS Holdings Corp.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by William F. Miller III, Chairman of the Board of Directors and Chief Executive Officer of HMS Holdings Corp.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Thomas G. Archbold, Interim Chief Financial Officer of HMS Holdings Corp.

(b)	Reports on Form 8-K

(1)	During the first quarter of 2004, we filed a report on Form 8-K dated as of March 3, 2004.

Item 7. Financial Statements, Pro Forma Financial Information and Exhibits
Press release issued by us on March 3, 2004.

Item 12. Results of Operations and Financial Condition

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2004		HMS HOLDINGS CORP.

(Registrant)

	By:	/s/ William F. Miller III

William F. Miller III Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Thomas G. Archbold

Thomas G. Archbold Interim Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Exhibit Index

Exhibit Number	Description
10	Amendment, dated as of February 11, 2004, to Employment Agreement between HMS Holdings Corp. and Robert M. Holster

31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by William F. Miller III, Chairman of the Board of Directors and Chief Executive Officer of HMS Holdings Corp.

31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Thomas G. Archbold, Interim Chief Financial Officer of HMS Holdings Corp.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by William F. Miller III, Chairman of the Board of Directors and Chief Executive Officer of HMS Holdings Corp.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Thomas G. Archbold, Interim Chief Financial Officer of HMS Holdings Corp.