Form 10-Q
period 2004-06-30
HMS HOLDINGS CORP
filed 2004-08-05
CIK 1196501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

     Aggregate market value of voting stock held by non-affiliates as of June 30, 2004 was $110 million.

     The number of shares common stock, $.01 par value, outstanding as of August 4, 2004 was 19,201,179.

HMS HOLDINGS CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$28,228	$26,615
Short-term investments	100	100
Accounts receivable, net	18,637	17,331
Prepaid expenses and other current assets	1,306	1,072

Total current assets	48,271	45,118
Property and equipment, net	3,416	3,123
Goodwill	5,679	5,679
Deferred income taxes, net	8,920	8,920
Other assets	133	283

Total assets	$66,419	$63,123

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$11,903	$11,290

Total current liabilities	11,903	11,290
Other liabilities	1,356	1,226

Total liabilities	13,259	12,516

Commitments and contingencies
Shareholders’ equity:
Preferred stock - $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock - $.01 par value; 45,000,000 shares authorized;
20,841,094 shares issued and 19,196,178 shares outstanding at June 30, 2004; 20,042,421 shares issued and 18,397,505 shares outstanding at December 31, 2003	208	200
Capital in excess of par value	76,843	75,167
Accumulated deficit	(14,603)	(15,472)
Treasury stock, at cost; 1,644,916 shares at June 30, 2004 and December 31, 2003	(9,288)	(9,288)

Total shareholders’ equity	53,160	50,607

Total liabilities and shareholders’ equity	$66,419	$63,123

See accompanying notes to condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Month and Six Month Periods ended June 30, 2004 and 2003
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue	$21,326	$17,016	$40,653	$34,774

Cost of services:
Compensation	11,165	9,619	21,645	19,489
Data processing	1,220	1,190	2,386	2,377
Occupancy	1,372	1,367	2,700	2,852
Direct project costs	4,245	2,959	7,422	6,294
Other operating costs	2,196	1,767	4,018	3,513
US Attorney investigation costs	44	1,075	1,731	1,702

Total cost of services	20,242	17,977	39,902	36,227

Operating income (loss)	1,084	(961)	751	(1,453)
Net interest income	58	59	118	156

Income (loss) before income taxes	1,142	(902)	869	(1,297)
Income taxes	—	—	—	—

Net income (loss)	$1,142	$(902)	$869	$(1,297)

Basic income (loss) per share data:
Net loss per share	$0.06	$(0.05)	$0.05	$(0.07)

Weighted average common shares outstanding, basic	19,173	18,284	18,896	18,281

Diluted income (loss) per share data:
Net income (loss) per share	$0.05	$(0.05)	$0.04	$(0.07)

Weighted average common shares outstanding, diluted	22,260	18,284	22,133	18,281

See accompanying notes to condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Six Months ended June 30, 2004
(in thousands, except share amounts)
(unaudited)

	Common Stock
			Capital In		Treasury Stock		Total
	# of Shares	Par	Excess Of	Accumulated			Shareholders’
	Issued	Value	Par Value	Deficit	# of Shares	Amount	Equity
Balance at December 31, 2003	20,042,421	$200	$75,167	($15,472)	1,644,916	($9,288)	$50,607
Comprehensive income:
Net income	—	—	—	869	—	—	869
Change in net unrealized appreciation on short-term investments	—	—	—	—	—	—	—

Total comprehensive income							869
Exercise of stock options	798,673	8	1,676	—	—	—	1,684

Balance at June 30, 2004	20,841,094	$208	$76,843	($14,603)	1,644,916	($9,288)	$53,160

See accompanying notes to condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Month Periods ended June 30, 2004 and 2003
(in thousands)
(unaudited)

	2004	2003
Operating activities:
Net income (loss)	$869	(1,297)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on disposal of fixed assets	18	50
Depreciation and amortization	1,098	1,377
Provision for doubtful accounts	150	150
Stock compensation credit	—	(21)
Changes in assets and liabilities:
Increase in accounts receivable	(1,456)	(1,312)
Increase in prepaid expenses and other current assets	(234)	(62)
Decrease in other assets	150	16
Increase (decrease) in accounts payable, accrued expenses and other liabilities	743	(2,216)

Net cash provided by (used in) operating activities	1,338	(3,315)

Investing activities:
Purchases of property and equipment	(1,270)	(311)
Net proceeds from sale of short-term investments		1,000
Investment in software	(139)	—

Net cash provided by (used in) investing activities	(1,409)	689

Financing activities:
Proceeds from exercise of stock options	1,684	106
Repayment of note receivable from officer for purchase of common stock	—	361
Purchases of treasury stock	—	(105)
Proceeds from issuance of common stock	—	48

Net cash provided by financing activities	1,684	410

Net increase (decrease) in cash and cash equivalents	1,613	(2,216)
Cash and cash equivalents at beginning of period	26,615	24,174

Cash and cash equivalents at end of period	$28,228	$21,958

Supplemental disclosure of non-cash investing and financing activities:
Change in unearned compensation	$—	$(21)

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$46	$18

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Net income (loss), as reported	$1,142	$(902)	$869	$(1,297)
Stock-based employee compensation expense included in reported net loss	—	—	—	—
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(344)	(472)	(744)	(941)

Pro forma net income (loss)	$798	$(1,374)	$125	$(2,238)

Net income (loss) per basic share
As reported	$0.06	$(0.05)	$0.05	$(0.07)
Pro forma	$0.04	$(0.08)	$0.01	$(0.12)
Net income (loss) per diluted share
As reported	$0.05	$(0.05)	$0.04	$(0.07)
Pro forma	$0.04	$(0.08)	$0.01	$(0.12)

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

     During the quarter ended June 30, 2004, the Company did not recognize any change in its net deferred tax assets of $8.9 million. The resultant valuation allowance of $8.7 million at June 30, 2004 is specifically associated with the Company’s net operating loss carryforwards (NOLs), which account for the majority of the Company’s deferred tax assets. The Company believes the available objective evidence, principally its recent taxable losses, creates sufficient uncertainty regarding the realizability of its NOLs that it is more likely than not, that some of the NOLs are not realizable. The Company determined the amount of the valuation allowance based on its assessment of the recoverability of the deferred tax assets by projecting future taxable income. The projection included the reversal of known temporary differences and reflected management’s estimates of future results of operations after considering the significant changes in the Company’s business represented by its business divestitures, sales of assets, and operational and infrastructure restructurings. The realizability of the Company’s deferred tax assets and the corresponding valuation allowance will be adjusted in the future based on the Company’s actual taxable income results and updated estimates of future taxable income. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of valuation allowance, based on its projection of future operating results.

5.	Earnings Per Share

     Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding during the period. The Company had weighted average common shares and common share equivalents outstanding during the three months ended June 30, 2004 and 2003, of 22,259,594 and 19,692,061, respectively. For the three months ended June 30, 2004 and 2003, the Company had weighted average common shares outstanding of 19,173,579 and 18,284,367, respectively.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company had weighted average common shares and common share equivalents outstanding during the six months ended June 30, 2004 and 2003, of 22,133,178 and 19,820,111, respectively. For the six months ended June 30 2004 and 2003, the Company had weighted average common shares outstanding of 18,896,510 and 18,281,215, respectively. For the three and six month periods ended June 30, 2003, the common share equivalents are not added to the weighted average shares as it would be antidilutive to the per share calculation because the Company incurred a net loss during these periods. The Company’s common share equivalents consist of stock options.

6.	Commitments – Legal Proceedings

     Investigation by the United States Attorney’s Office

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

     The Company recorded a charge of $1.7 million in the quarter ended March 31, 2004 to reflect the settlement and related legal and other expenses.

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

     Health Management Systems works on behalf of government healthcare programs to contain costs by recovering expenditures that were the responsibility of a third-party, or that were paid inappropriately. Health Management Systems’ clients include state and county Medicaid programs, their managed care plans, state prescription drug programs, child support enforcement agencies, and other public programs. By assisting these agencies in properly accounting for the services they deliver, Health Management Systems also helps ensure that they receive the full amount of program funding to which

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

they are entitled. The Company measures the performance of its operating segments through “Operating Income (Loss)” as defined in the accompanying Condensed Consolidated Statements of Operations.

	Total		Health
	HMS		Management
(in thousands)	Holdings	Accordis	Systems	Corporate
As of and for the three months ended June 30, 2004
Revenue	$21,326	$10,921	$10,405	$—
Operating income (loss)	1,084	(533)	1,617	—
Total assets	66,419	16,182	12,989	37,248
Goodwill	5,679	4,596	1,083	—
Depreciation and amortization	559	280	279	—
Capital expenditures	555	216	339	—

As of and for the three months ended June 30, 2003
Revenue	$17,016	$7,736	$9,280	$—
Operating income (loss)	(961)	(2,912)	1,951	—
Total assets	58,534	14,694	12,863	30,977
Goodwill	5,679	4,596	1,083	—
Depreciation and amortization	652	318	334	—
Capital expenditures	129	59	70	—

As of and for the six months ended June 30, 2004
Revenue	$40,653	$20,273	$20,380	$—
Operating income (loss)	751	(2,852)	3,603	—
Total assets	66,419	16,182	12,989	37,248
Goodwill	5,679	4,596	1,083	—
Depreciation and amortization	1,098	553	545	—
Capital expenditures	1,409	559	850	—

As of and for the six months ended June 30, 2003
Revenue	$34,774	$16,834	$17,940	$—
Operating income (loss)	(1,453)	(4,795)	3,342	—
Total assets	58,534	14,694	12,863	30,977
Goodwill	5,679	4,596	1,083	—
Depreciation and amortization	1,377	693	684	—
Capital expenditures	311	133	178	—

Assets, including prepaid expenses, property and equipment and goodwill have been allocated to identified segments based upon actual usage, occupancy or other correlations with operating metrics. Other corporate assets, including cash, short-term investments, and deferred tax assets, are shown in the corporate category. Prior years’ amounts include reclassifications to conform to the Company’s current methodology.

8.	Restructuring

     The following table presents a summary of the activity in accrued liabilities for restructuring charges (in thousands):

New York Leased
Space Reduction
Balance at December 31, 2003	$1,441
Cash payments	(54)
Provision	0

Balance at June 30, 2004	$1,387

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

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     The following table sets forth, for the periods indicated, certain items in our Condensed Consolidated Statements of Operations expressed as a percentage of revenue:

	Three Months Ended June 30,
	2004	2003
Revenue	100.0%	100.0%
Cost of services:
Compensation	52.4%	56.5%
Data processing	5.7%	7.0%
Occupancy	6.4%	8.0%
Direct project costs	19.9%	17.4%
Other operating costs	10.3%	10.4%
US Attorney investigation costs	0.2%	6.3%

Total cost of services	94.9%	105.6%

Operating income (loss)	5.1%	(5.6)%
Net interest income	0.3%	0.3%

Income (loss) before income taxes	5.4%	(5.3)%
Income taxes	—	—

Net income (loss)	5.4%	(5.3)%

     Revenue for the three month period ended June 30, 2004 was $21.3 million, an increase of $4.3 million or 25.3% compared to revenue of $17.0 million in the prior year quarter.

     Health Management Systems, which provides coordination of benefits and cost containment services to state Medicaid agencies, generated revenue of $10.4 million for the three months ended June 30, 2004, a $1.1 million or 12.1% increase over revenue for the three months ended June 30, 2003 of $9.3 million. This increase primarily reflected an increase of $1.0 million across the comparable client base resulting from specific non-recurring revenue opportunities with certain clients based on their particular needs, differences in the timing of when client projects were completed in the current year compared with the prior year, and changes in the volume, yields and scope of client projects. Non-recurring revenue opportunities are generally situations where we have an opportunity to earn additional revenue from a client, which we do not expect will recur in the current year or which did not exist in the prior year.

     Accordis, which provides outsourced business office services for hospitals, generated revenue of $10.9 million for the three months ended June 30, 2004, a $3.2 million or 41.2% increase from $7.7 million for the three months ended June 30, 2003. Prior year revenue reflected the uneven revenue stream of our project based revenue, resulting in approximately 55% of Accordis’ Fiscal Year 2003 revenue being recognized in the second half of the year. Revenue for the current year quarter increased by $2.9 million across the comparable client base reflecting specific non-recurring revenue opportunities with certain clients based on their particular needs, differences in the timing of when client projects were completed in the current year compared with the prior year, and changes in the volume and yields of client projects. Revenue for the current year quarter included $1.0 million of revenue from seven new customers, and a $149,000 increase with two customers resulting from an expansion in the scope of services provided. There was also a decrease in revenue of $0.9 million in the current year quarter associated with four terminated or inactive client relationships.

     Compensation expense as a percentage of revenue was 52.4% for the three months ended June 30, 2004 compared to 56.5% for the three months ended June 30, 2003 and for the current quarter was $11.2 million, an increase of $1.5 million, or 16.1% from the prior year quarter expense of $9.6 million. This increase resulted from headcount growth over the comparable prior year period, a general increase in compensation rates and increased costs of fringe benefits. At June 30, 2004, we had 563 employees, a 15% increase over 490 employees at June 30, 2003.

     Data processing expense as a percentage of revenue was 5.7% for the three months ended June 30, 2004 compared to 7.0% for the three months ended June 30, 2003 and for the current quarter was $1.2 million, which was consistent with the prior year quarter.

     Occupancy expense as a percentage of revenue was 6.4% for the three months ended June 30, 2004 compared to 8.0% for the three months ended June 30, 2003 and was $1.4 million for both the current quarter and the prior year quarter.

     Direct project expense as a percentage of revenue was 19.9% for the three months ended June 30, 2004 compared to 17.4% for the three months ended June 30, 2003 and for the current quarter was $4.2 million, an increase of $1.3 million or 43.5% from the prior year quarter expense of $3.0 million. A $0.9 million increase in Health Management Systems direct project expense primarily resulted from increased subcontractor participation in certain special billing projects completed in the quarter, increased subcontractor requirements to support two existing clients, and a general increase in efforts associated with a higher revenue base. A $0.4 million increase in Accordis direct project expense primarily resulted from several new Accordis client engagements.

     Other operating costs as a percentage of revenue were 10.3% for the three months ended June 30, 2004 compared to 10.4% for the three months ended June 30, 2003 and for the current quarter were $2.2 million, an increase of $0.4 million or 24.3% compared to the prior year quarter expense of $1.8 million. This increase represents expenses related to compliance with the Sarbanes-Oxley Act of 2002, utilization of temporary professionals for start-up programming associated with new customers, and recruiting fees resulting from hiring activity.

     Costs resulting from the United States Attorney’s investigation as a percentage of revenue were 0.2% for the three months ended June 30, 2004 compared to 6.3% for the three months ended June 30, 2003. Current quarter expenses were $44,000, a decrease of $1.0 million compared to the prior year quarter expense of $1.1 million. Settlement was reached on this matter in April 2004 and reflected in the previous quarter; current quarter expenses consist solely of legal expenses associated with finalizing the settlement.

     Operating income for the three months ended June 30, 2004 was $1.1 million compared to an operating loss of $1.0 million for the three months ended June 30, 2003. Accordis had an operating loss of $0.5 million for the quarter ended June 30, 2004 compared to an operating loss of $2.9 million for the prior year quarter. The reduction in Accordis operating loss primarily resulted from the incremental profit associated with the $3.2 million of revenue growth and the reduction in U.S. Attorney costs consistent with the settlement reached in April 2004. Health Management Systems had an operating profit of $1.6 million for the quarter ended June 30, 2004 compared to an operating profit of $1.9 million for the quarter ended June 30, 2003 primarily due to the current quarter revenue mix having a higher subcontractor content than in the prior year quarter.

     Net interest income was $58,000 for the three months ended June 30, 2004 compared with net interest income of $59,000 for the three months ended June 30, 2003.

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

     Net income was $1.1 million in the current year quarter compared with a net loss of $0.9 million in the prior year quarter. This increase in net income primarily resulted from incremental profit associated with revenue growth in Accordis and from the settlement of the U.S. Attorney investigation.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

     The following table sets forth, for the periods indicated, certain items in our Condensed Consolidated Statements of Operations expressed as a percentage of revenue:

	Six Months Ended June 30,
	2004	2003
Revenue	100.0%	100.0%
Cost of services:
Compensation	53.2%	56.0%
Data processing	5.9%	6.9%
Occupancy	6.6%	8.2%
Direct project costs	18.3%	18.1%
Other operating costs	9.9%	10.1%
US Attorney investigation costs	4.3%	4.9%

Total cost of services	98.2%	104.2%

Operating income (loss)	1.8%	(4.2)%
Net interest income	0.3%	0.4%

Income (loss) before income taxes	2.1%	(3.8)%
Income taxes	0.0%	0.0%

Net income (loss)	2.1%	(3.8)%

     Revenue for the six months ended June 30, 2004 was $40.7 million, an increase of $5.9 million or 16.9% compared to revenue of $34.8 million in the prior year period.

     Health Management Systems, which provides third party liability identification and recovery services to state Medicaid agencies, generated revenue of $20.4 million for the six months ended June 30, 2004, a $2.4 million or 13.6% increase over revenue for the six months ended June 30, 2003 of $17.9 million. This increase primarily reflected an increase of $2.0 million across the comparable client base resulting from specific non-recurring revenue opportunities with certain clients based on their particular needs, differences in the timing of when client projects were completed in the current year compared with the prior year, and changes in the volume, yields and scope of client projects. Non-recurring revenue opportunities are generally situations where we have an opportunity to earn additional revenue from a client, which we do not expect will recur in the current year or which did not exist in the prior year. An additional $0.4 million in revenue was added as a result of three new clients in the current year period.

     Accordis, which provides outsourced business office services for hospitals, generated revenue of $20.3 million for the six months ended June 30, 2004, a $3.4 million or 20.4% increase from $16.8 million for the six months ended June 30, 2003. Prior year revenue reflected the uneven revenue stream of our project based revenue, resulting in approximately 55% of Accordis’ Fiscal Year 2003 revenue being recognized in the second half of the year. Revenue for the current year period increased by $3.5 million across the comparable client base reflecting specific non-recurring revenue opportunities with certain clients based on their particular needs, differences in the timing of when client projects were completed in the current year compared with the prior year, and changes in the volume and yields of client projects. Revenue for the current year period included $1.7 million of revenue from nine new customers, and a $0.2 million increase with two customers resulting from an expansion in the scope of services provided. There was also a decrease in revenue of $1.9 million in the current year period associated with four terminated or inactive client relationships.

     Compensation expense as a percentage of revenue was 53.2% for the six months ended June 30, 2004 compared to 56.0% for the six months ended June 30, 2003 and for the current year period was $21.6 million, an increase of $2.2 million, or 11.1% from the prior year period expense of $19.5 million. This increase resulted from headcount growth over the comparable prior year period, a general increase in compensation rates and increased costs of fringe benefits. At June 30, 2004, we had 563 employees, a 15% increase over 490 employees at June 30, 2003.

     Data processing expense as a percentage of revenue was 5.9% for the six months ended June 30, 2004 compared to 6.9% for the six months ended June 30, 2003 and was $2.4 million for both the current six month period and the prior year period.

     Occupancy expense as a percentage of revenue was 6.6% for the six months ended June 30, 2004 compared to 8.2% for the six months ended June 30, 2003 and was $2.7 million, a decrease of $152,000 compared to the prior year period expense of $2.9 million. This decrease primarily reflected subletting one floor at our New York City headquarters during the second quarter of 2003.

     Direct project expense as a percentage of revenue was 18.3% for the six months ended June 30, 2004 compared to 18.1% for the six months ended June 30, 2003 and for the current period was $7.4 million, an increase of $1.1 million or 17.9% from the prior year period expense of $6.3 million. An increase of $1.1 million in Health Management Systems direct project expense primarily resulted from increased subcontractor participation in special billing projects completed in the current year period, increased subcontractor requirements to support two existing clients, and general increases associated with a higher revenue base. Accordis direct project expense for the period was consistent with that of the prior year, as incremental expense for new client engagements was substantially offset by savings resulting from terminated contracts and a reduction in subcontractor expense for existing business.

     Other operating costs as a percentage of revenue were 9.9% for the six months ended June 30, 2004 compared to 10.1% for the six months ended June 30, 2003 and for the current period were $4.0 million, an increase of $0.5 million or 14.4% compared to the prior year period expense of $3.5 million. This increase represents expenses related to compliance with the Sarbanes-Oxley Act of 2002, utilization of temporary professionals for start-up programming associated with new customers, recruiting fees consistent with new hiring activity, and an increase in travel expenses.

     Costs resulting from the United States Attorney’s investigation as a percentage of revenue were 4.3% for the six months ended June 30, 2004 compared to 4.9% for the six months ended June 30, 2003. Current period expenses were $1.7 million, consistent with prior year period expense in the same amount. The costs for the current period include the settlement reached with the United States government of approximately $1.35 million with the remaining balance for legal and other settlement expenses. The expenses in the prior year period represented legal and associated expenses only.

     Operating income for the six months ended June 30, 2004 was $0.8 million compared to an operating loss of $1.5 million for the six months ended June 30, 2003. Accordis had an operating loss of $2.8 million for the six months ended June 30, 2004 compared to an operating loss of $4.8 million for the prior year period. The reduction in the Accordis operating loss was principally due to incremental profit associated with the $3.4 million increase in revenue and various cost saving measures. Health Management Systems had an operating profit of $3.6 million for the six months ended June 30, 2004 compared to an operating profit of $3.3 million for the period ended June 30, 2003.

     Net interest income was $118,000 for the six months ended June 30, 2004 compared with net interest income of $156,000 for the six months ended June 30, 2003. This decrease reflected a shift to shorter-term investments, a reduction in market interest rates and the maturing of certain investments with higher rates of return.

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

     Net income was $0.9 million in the current year period compared with a net loss of $1.3 million in the prior year period. This increase in net income primarily resulted from the improved operating results in the Accordis business.

Off-Balance Sheet Financing Arrangements

     We do not have any off-balance sheet financing arrangements.

Liquidity and Capital Resources

     Historically, our principal sources of funds are operations. At June 30, 2004, our cash, cash equivalents and short-term investments and net working capital were $28.3 million and $36.4 million, respectively. Although we expect that operating cash flows will be a primary source of liquidity, the current cash and short-term investment balances and working capital position are also fundamental sources of liquidity and capital resources. The current cash and short term investment balances are more than sufficient to meet our short-term funding needs that are not met by operating cash flows. Operating cash flows could be adversely affected by a decrease in demand for our services. Our typical client relationship, however, usually has a duration of several years, and as a result we do not expect any current decrease in demand. We estimate that we will purchase approximately $1.5 million of property and equipment during 2004. The payments due by period for our contractual obligations, consisting principally of facility lease obligations and equipment rental and software license obligations, are as follows (in thousands):

		Less than
	Total	1 Year	2-3 Years	4-5 Years	After 5 years
Operating leases	$38,420	$6,242	$9,177	$7,003	$15,998

     We have entered into sublease arrangements for some of our facility obligations and expect to receive the following rental receipts (in thousands):

	Less than
Total	1 Year	2-3 Years	4-5 Years	After 5 years
$10,132	$2,220	$3,727	$1,523	$2,662

     For the six months ended June 30, 2004, cash provided by operations was $1.3 million compared with cash used in operations of $3.3 million for the prior year period. The current year period’s difference between the $1.3 million source of cash from operations and net income of $869,000 includes depreciation and amortization expense of $1.1 million, increases in accounts payable, accrued expenses and other liabilities of $0.7 million primarily related to the accrual of the settlement with the United States Attorney’s Office partially offset by payments against liabilities for previously recognized expenses, which amounts were substantially offset by a $1.5 million increase in accounts receivable. The increase in accounts receivable is primarily due to the increase in quarterly revenue and does not reflect collection issues. During the current year period, cash used in investing activities was $1.4 million, reflecting purchases of property and equipment and investment in software. Cash provided by financing activities was $1.7 million in proceeds received from the exercise of employee stock options.

     On May 28, 1997, the Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not in excess of $10 million. During the three months ended June 30, 2004, no purchases were made. Cumulatively since the inception of the repurchase program, we have repurchased 1,644,916 shares having an aggregate purchase price of $9.3 million.

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

     The table below presents the historic cost basis, and the fair value for our investment portfolio as of June 30, 2004, and the related weighted average interest rates by year of maturity (in thousands):

	Matures Year
	Ending	Total	Total
	December 31, 2004	Historical Cost	Fair value
Fixed income governmental securities	$100	$100	$100
Average interest rate	4.15%	4.15%

Item 4. Controls and Procedures

     As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chairman and Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

     There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

     Investigation by the United States Attorney’s Office

               In April 2004, we reached an agreement with the United States Attorney’s Office for the Southern District of New York to settle certain matters raised in the course of the United States Attorney’s investigation of medical reimbursement claims submitted to Medicaid and other federal healthcare programs on behalf of a significant client of Accordis. As part of the settlement, we have agreed to pay the United States government $1.35 million, subject to the satisfactory negotiation of a corporate integrity agreement with the Office of the Inspector General for the Department of Health and Human Services and the concurrent dismissal of a qui tam lawsuit against the Company that was the basis of the government’s investigation.

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

Item 4. Submission of Matters to a Vote of Security Holders

     Our Annual Meeting of Shareholders was held on June 10, 2004. The 18,191,066 shares of common stock (Common Stock) present at the meeting out of a then total 19,150,238 shares outstanding and entitled to vote, acted as follows with respect to the following proposals:

     Approved, by a vote of: 18,029,733 shares of Common Stock for and 161,333 shares against the election of Randolph G. Brown as a director; 17,923,361 shares of Common Stock for and 267,705 shares against the election of James T. Kelly as a director; 11,840,041 shares of Common Stock for and 6,351,025 shares against the election of Galen D. Powers as a director. In addition, voting with respect to 66,389 shares of Common Stock was withheld in connection with the election of all of the nominees.

     Ratified, by a vote of 18,097,161 shares of Common Stock for, 70,544 shares against, the selection of KPMG LLP as our independent certified public accountants for the fiscal year ending December 31, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by William F. Miller III, Chairman of the Board of Directors and Chief Executive Officer of HMS Holdings Corp.

31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Thomas G. Archbold, Interim Chief Financial Officer of HMS Holdings Corp.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by William F. Miller III, Chairman of the Board of Directors and Chief Executive Officer of HMS Holdings Corp.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Thomas G. Archbold, Interim Chief Financial Officer of HMS Holdings Corp.

(b)	Reports on Form 8-K

During the second quarter of 2004, we filed the following reports on Form 8-K:

(1) Report on Form 8-K dated as of April 15, 2004.

Item 5. Other Events and Required FD Disclosure.

(2) Report on Form 8-K dated as of May 6, 2004.

Item 7. Financial Statements, Pro Forma Financial Information and Exhibits Press release issued by us on May 5, 2004.

Item 12. Results of Operations and Financial Condition

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2004	HMS HOLDINGS CORP. (Registrant)

	By:	/s/ William F. Miller III
William F. Miller III
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas G. Archbold
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