Form 10-Q
period 2004-09-30
HMS HOLDINGS CORP
filed 2004-11-04
CIK 1196501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     Aggregate market value of voting stock held by non-affiliates as of September 30, 2004 was $118.6 million.

     The number of shares common stock, $.01 par value, outstanding as of November 2, 2004 was 19,266,679.

HMS HOLDINGS CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amount)
(unaudiated)

	September 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$25,757	$26,615
Short-term investments	100	100
Accounts receivable, net	22,201	17,331
Prepaid expenses and other current assets	1,231	1,072

Total current assets	49,289	45,118
Property and equipment, net	3,616	3,123
Goodwill	5,679	5,679
Deferred income taxes, net	8,920	8,920
Other assets	110	283

Total assets	$67,614	$63,123

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$11,466	$11,290

Total current liabilities	11,466	11,290
Other liabilities	1,426	1,226

Total liabilities	12,892	12,516

Commitments and contingencies
Shareholders’ equity:
Preferred stock — $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock — $.01 par value; 45,000,000 shares authorized; 20,876,595 shares issued and 19,231,679 shares outstanding at September 30, 2004; 20,042,421 shares issued and 18,397,505 shares outstanding at December 31, 2003	208	200
Capital in excess of par value	76,937	75,167
Accumulated deficit	(13,135)	(15,472)
Treasury stock, at cost; 1,644,916 shares at September 30, 2004 and December 31, 2003	(9,288)	(9,288)

Total shareholders’ equity	54,722	50,607

Total liabilities and shareholders’ equity	$67,614	$63,123

     See accompanying notes to condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Month and Nine Month Periods ended September 30, 2004 and 2003
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue	$21,292	$18,708	$61,945	$53,482

Cost of services:
Compensation	10,886	9,608	32,531	29,097
Data processing	1,231	1,180	3,617	3,557
Occupancy	1,409	1,375	4,109	4,227
Direct project costs	4,208	3,267	11,630	9,561
Other operating costs	2,127	1,972	6,145	5,485
US Attorney investigation costs	46	298	1,777	2,000

Total cost of services	19,907	17,700	59,809	53,927

Operating income (loss)	1,385	1,008	2,136	(445)
Net interest and other income	118	46	236	202

Income (loss) from continuing operations before income taxes	1,503	1,054	2,372	(243)
Income tax expense	35	—	35	—

Income (loss) from continuing operations	1,468	1,054	2,337	(243)
Income from discontinued operations, net	—	212	—	212

Net income (loss)	$1,468	$1,266	$2,337	$(31)

Basic earnings per share data:
Income (loss) per share from continuing operations	$0.08	$0.06	$0.12	$(0.01)
Income per share from discontinued operations, net	—	0.01	—	0.01

Net income per share	$0.08	$0.07	$0.12	$—

Diluted earnings per share data:
Income (loss) per share from continuing operations	$0.07	$0.05	$0.11	$(0.01)
Income per share from discontinued operations, net	—	0.01	—	0.01

Net income per share	$0.07	$0.06	$0.11	$—

Weighted average common shares outstanding:
Basic	19,213	18,369	19,003	18,311

Diluted	22,265	20,286	22,179	18,311

See accompanying notes to condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Nine Months ended September 30, 2004
(in thousands, except share amounts)
(unaudited)

	Common Stock		Capital In		Treasury Stock		Total
	# of Shares	Par	Excess Of	Accumulated			Shareholders’
	Issued	Value	Par Value	Deficit	# of Shares	Amount	Equity
Balance at December 31, 2003	20,042,421	$200	$75,167	($15,472)	1,644,916	($9,288)	$50,607
Comprehensive income:
Net income	—	—	—	2,337	—	—	2,337

Total comprehensive income							2,337
Exercise of stock options	834,174	8	1,770	—	—	—	1,778

Balance at September 30, 2004	20,876,595	$208	$76,937	($13,135)	1,644,916	($9,288)	$54,722

See accompanying notes to condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months ended September 30, 2004 and 2003
(in thousands)
(unaudited)

	2004	2003
Operating activities:
Net income (loss)	$2,337	$(31)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from discontinued operations	—	(212)
Loss on disposal of fixed assets	17	25
Depreciation and amortization	1,684	1,991
Provision for doubtful accounts	225	225
Stock compensation credit	—	(1)
Changes in assets and liabilities:
Increase in accounts receivable	(5,095)	(917)
Increase in prepaid expenses and other current assets	(159)	(207)
Decrease in other assets	173	154
Increase (decrease) in accounts payable, accrued expenses and other liabilities	376	(1,652)

Net cash used in operating activities	(442)	(625)

Investing activities:
Purchases of property and equipment	(1,899)	(595)
Net proceeds from sale of short-term investments	—	1,000
Investment in software	(295)	—

Net cash provided by (used in) investing activities	(2,194)	405

Financing activities:
Proceeds from exercise of stock options	1,778	150
Repayment of note receivable from officer for purchase of common stock	—	361
Purchases of treasury stock	—	(105)
Proceeds from issuance of common stock	—	48

Net cash provided by financing activities	1,778	454

Net increase (decrease) in cash and cash equivalents	(858)	234
Cash and cash equivalents at beginning of period	26,615	24,174
Cash provided by discontinued operations	—	192

Cash and cash equivalents at end of period	$25,757	$24,600

Supplemental disclosure of non-cash investing and financing activities:
Change in unearned compensation	$—	$31

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$86	$18

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

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Net income (loss), as reported	$1,468	$1,266	$2,337	$(31)
Stock-based employee compensation expense included in reported net loss	—	—	—	—
Total stock-based employee compensation expense determined under fair value based method for all awards	(332)	(484)	(1,076)	(1,425)

Pro forma net income (loss)	$1,136	$782	$1,261	$(1,456)

Net income (loss) per basic share
As reported	$0.08	$0.07	$0.12	$—
Pro forma	$0.06	$0.04	$0.07	$(0.08)
Net income (loss) per diluted share
As reported	$0.07	$0.06	$0.11	$—
Pro forma	$0.05	$0.04	$0.06	$(0.08)

The effect presented above by applying the disclosure-only provisions of SFAS 123 may not be representative of the pro forma effect in future years.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     In March 2004, the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft of a proposed Statement of Financial Accounting Standards entitled “Share-Based Payment.” This proposed Statement addresses accounting for stock based compensation and would result in stock based compensation costs, including options, being recognized as an expense in the financial statements. The proposed Statement would eliminate the ability to account for stock based compensation transactions using APB Opinion No. 25, and generally would require that such transactions be accounted for using a fair value based method. In October 2004, the FASB voted to delay the effective date of its proposed standard such that if approved, the proposed Statement would be applied prospectively to public entities for awards that are granted, modified or settled in cash in interim or annual periods beginning after June 15, 2005.

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

4. Income Taxes

     During the quarter ended September 30, 2004, the Company recognized income tax expense of $35,000, principally an alternative minimum tax liability resulting from the Company’s utilization of existing net operating loss carryforwards (NOLs) to offset current taxable income. The Company did not recognize any change in its net deferred tax assets of $8.9 million. The resultant valuation allowance of $8.2 million at September 30, 2004 is specifically associated with the Company’s NOLs, which account for the majority of the Company’s deferred tax assets. The Company believes the available objective evidence, principally its recent taxable losses, creates sufficient uncertainty regarding the realizability of its NOLs that it is more likely than not, that some of the NOLs are not realizable. The Company determined the amount of the valuation allowance based on its assessment of the recoverability of the deferred tax assets by projecting future taxable income. The projection included the reversal of known temporary differences and reflected management’s estimates of future results of operations after considering the significant changes in the Company’s business represented by its business divestitures, sales of assets, and operational and infrastructure restructurings. The realizability of the Company’s deferred tax assets and the corresponding valuation allowance will be adjusted in the future based on the Company’s actual taxable income results and updated estimates of future taxable income. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

income to realize its deferred tax assets, net of valuation allowance, based on its projection of future operating results.

5. Earnings Per Share

     Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding during the period. The Company had weighted average common shares and common share equivalents outstanding during the three months ended September 30, 2004 and 2003, of 22,264,621 and 20,285,905, respectively. For the three months ended September 30, 2004 and 2003, the Company had weighted average common shares outstanding of 19,213,304 and 18,369,417, respectively. The Company had weighted average common shares and common share equivalents outstanding during the nine months ended September 30, 2004 and 2003, of 22,179,082 and 20,010,826, respectively. For the nine months ended September 30 2004 and 2003, the Company had weighted average common shares outstanding of 19,002,879 and 18,310,934, respectively. For the nine month period ended September 30, 2003, the common share equivalents are not added to the weighted average shares as it would be antidilutive to the per share calculation because the Company incurred a net loss during that period. The Company’s common share equivalents consist of options issued to employees to purchase shares of the Company’s Common Stock.

6. Commitments – Legal Proceedings

     In April 2004, the Company reached an agreement with the United States Attorney’s Office for the Southern District of New York to settle certain matters raised in the course of the United States Attorney’s investigation of medical reimbursement claims submitted to Medicaid and other federal healthcare programs on behalf of a significant client of Accordis. In August 2004, the Company entered into a Stipulation and Order of Settlement and Dismissal Agreement and paid the United States government $1.35 million to settle this matter. At the same time, the qui tam lawsuit against the Company that was the basis of the government’s investigation was dismissed. As part of the settlement agreement, the Company entered into a Compliance Agreement with the Office of the Inspector General for the Department of Health and Human Services. The Compliance Agreement covers a three-year period and principally requires the Company to continue its existing compliance program and to make annual filings certifying compliance.

     The investigation focused on claims submitted since 1982. The issues raised by the government primarily concerned the appropriateness of completing healthcare reimbursement claims with general diagnosis information when specific diagnosis information was not available.

     The Company recorded a charge of $1.7 million in the quarter ended March 31, 2004 to reflect the settlement and related legal and other expenses. During the quarter ended September 30, 2004, all amounts due under the settlement agreement were paid.

     Other legal proceedings to which the Company is a party, in the opinion of the Company’s management, are not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

	Total		Health
	HMS		Management
(in thousands)	Holdings	Accordis	Systems	Corporate
As of and for the three months ended September 30, 2004
Revenue	$21,292	$10,356	$10,936	$—
Operating income (loss)	1,385	(1,025)	2,410	—
Total assets	67,614	16,707	16,136	34,771
Goodwill	5,679	4,596	1,083	—
Depreciation and amortization	586	294	292	—
Capital expenditures	785	374	411	—

As of and for the three months ended September 30, 2003
Revenue	$18,708	$9,860	$8,848	$—
Operating income (loss)	1,008	(275)	1,283	—
Total assets	60,428	16,157	10,651	33,620
Goodwill	5,679	4,596	1,083	—
Depreciation and amortization	614	350	264	—
Capital expenditures	284	102	182	—

As of and for the nine months ended September 30, 2004
Revenue	$61,945	$30,629	$31,316	$—
Operating income (loss)	2,136	(3,877)	6,013	—
Total assets	67,614	16,707	16,136	34,771
Goodwill	5,679	4,596	1,083	—
Depreciation and amortization	1,684	847	837	—
Capital expenditures	2,194	933	1,261	—

As of and for the nine months ended September 30, 2003
Revenue	$53,482	$26,695	$26,787	$—
Operating income (loss)	(445)	(4,991)	4,546	—
Total assets	60,428	16,157	10,651	33,620
Goodwill	5,679	4,596	1,083	—
Depreciation and amortization	1,991	1,043	948	—
Capital expenditures	595	235	360	—

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     Assets, including prepaid expenses, property and equipment, and goodwill have been allocated to identified segments based upon actual usage, occupancy or other correlations with operating metrics. Other corporate assets, including cash, short-term investments, and deferred tax assets, are shown in the corporate category. Prior years’ amounts include reclassifications to conform to the Company’s current methodology.

8. Restructuring

     The following table presents a summary of the activity in accrued liabilities for restructuring charges (in thousands):

New York Leased
Space Reduction
Balance at December 31, 2003	$1,441
Cash payments	(84)
Provision	0

Balance at September 30, 2004	$1,357

Special Note Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. These statements involve unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include those risks identified in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other risks identified in our Form 10-K for the year ended December 31, 2003 and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are cautioned that actual results may differ from management’s expectations.

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

     Our Accordis business also benefits from the increase in healthcare spending. Healthcare providers, in particular hospitals, struggle to maintain operating margins as costs increase rapidly as the proportion of underinsured and uninsured patients increase. Consistent with national business trends toward outsourcing, we expect to see an increase in the opportunity for business office outsourcing with healthcare providers as they focus on managing their cost infrastructures by concentrating on their core missions and taking advantage of opportunities to decrease costs in non-core activities. What remains unknown is whether and how quickly healthcare providers, primarily hospitals, will act on outsourcing their businesses. During the last few years, Accordis has experienced substantial success providing specialized Reimbursement Services to hospitals. These services consist of Medicare Bad Debt reporting, Disproportionate Share reporting, Medicaid Application services, and Medicare Indirect Medical Education Program reimbursement. Also, during the last two years, Accordis has experienced substantial success providing revenue cycle management services to Emergency Medical Transport providers in the form of technology-based billing and collection services designed to optimize reimbursement, improve cash flow and reduce the cost of these functions.

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

     Almost all of our business is on a contingency fee basis whereby we recognize revenue only after our client has received payment from a third-party. In addition, many of the services we perform in both our businesses are project oriented in nature. These projects often recur on an annual basis, but do not necessarily recur on a monthly or quarterly basis. This can lead to significant quarterly variations in revenue and operating results, as our operating expenses are largely fixed on a quarter-to-quarter basis. For a more detailed discussion of risks affecting our business, please refer to our Annual Report on Form 10-K for the year ended December 31, 2003.

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

     As a service company, 50% to 55% of our operating expenses are compensation related. We adjust our employee headcount based on known business needs and current expectations about the near term future. Based on recent operating results, compensation expense tends to grow with increases in revenue although not on a directly corresponding basis since many employee functions do not require additional staff as revenues increase.

     Direct project expenses are incurred based on the requirements of particular client engagements and include subcontractor costs, temporary labor and other costs directly related to those engagements. Direct project expenses have averaged approximately 17% to 18% of revenue on an annual basis, with quarterly fluctuations of plus or minus 2%.

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

     Operating Results

     Aside from the above discussion regarding revenue fluctuations due to our revenue recognition policy and the project nature of some of our business, our operating expenses can increase based on discrete spending activities such as the monetary settlement, legal fees and other expenses we incurred related to the investigation by, and our settlement with, the United States Attorney’s Office.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

     The following table sets forth, for the periods indicated, certain items in our Condensed Consolidated Statements of Operations expressed as a percentage of revenue:

	Three Months Ended September 30,
	2004	2003
Revenue	100.0%	100.0%
Cost of services:
Compensation	51.1%	51.4%
Data processing	5.8%	6.3%
Occupancy	6.6%	7.3%
Direct project costs	19.8%	17.5%
Other operating costs	10.0%	10.5%
US Attorney investigation costs	0.2%	1.6%

Total cost of services	93.5%	94.6%

Operating income	6.5%	5.4%
Net interest and other income	0.5%	0.2%

Income before income taxes	7.0%	5.6%
Income tax expense	0.1%	—
Income from discontinued operations, net	—	1.2%

Net income	6.9%	6.8%

     Revenue for the three month period ended September 30, 2004 was $21.3 million, an increase of $2.6 million or 13.8% compared to revenue of $18.7 million in the prior year quarter.

     Health Management Systems, which provides coordination of benefits and cost containment services to state Medicaid agencies, generated revenue of $10.9 million for the three months ended September 30, 2004, a $2.1 million or 23.6% increase over revenue for the three months ended September 30, 2003 of $8.8 million. This increase primarily reflected an increase of $1.4 million across the comparable client base resulting from specific non-recurring revenue opportunities with certain clients based on their particular needs, differences in the timing of when client projects were completed in the current year compared with the prior year, and changes in the volume, yields and scope of client projects. Non-recurring revenue opportunities are generally situations where we have an opportunity to earn additional revenue from a client, which we do not expect will recur in the current year or which did not exist in the prior year. Revenue for the current year quarter included $400,000 of revenue from three new customers, and a $300,000 increase with two customers resulting from an expansion in the scope of services provided.

     Accordis, which provides outsourced business office services for hospitals, generated revenue of $10.4 million for the three months ended September 30, 2004, a $500,000 or 5% increase from $9.9 million for the three months ended September 30, 2003. Prior year revenue reflected the uneven revenue stream of our project-based revenue, resulting in approximately 31% of Accordis’ fiscal year 2003 revenue being recognized in the third quarter of the year. Revenue for the current year quarter included $1.1 million of revenue from six new customers, and a $600,000 increase with three customers resulting from an expansion in the scope of services provided. Revenue for the current year quarter decreased by $900,000 across the comparable client base reflecting specific non-recurring revenue opportunities with certain clients based on their particular needs, differences in the timing of when client projects were completed in the current year compared with the prior year, and changes in the volume and yields of client projects. There was also a decrease in revenue of $300,000 in the current year quarter associated with four terminated or inactive client relationships.

     Compensation expense as a percentage of revenue was 51.1% for the three months ended September 30, 2004 compared to 51.4% for the three months ended September 30, 2003 and for the current quarter was $10.9 million, an increase of $1.3 million, or 13.3% from the prior year quarter expense of $9.6 million. This increase resulted from headcount growth over the comparable prior year period, a general increase in compensation rates and increased costs of fringe benefits. At September 30, 2004, we had 561 employees, a 14% increase over 494 employees at September 30, 2003.

     Data processing expense as a percentage of revenue was 5.8% for the three months ended September 30, 2004 compared to 6.3% for the three months ended September 30, 2003 and for the current quarter was $1.2 million, which was consistent with prior year quarter.

     Occupancy expense as a percentage of revenue was 6.6% for the three months ended September 30, 2004 compared to 7.3% for the three months ended September 30, 2003 and was $1.4 million for both the current quarter and the prior year quarter.

     Direct project expense as a percentage of revenue was 19.8% for the three months ended September 30, 2004 compared to 17.5% for the three months ended September 30, 2003 and for the current quarter was $4.2 million, an increase of $900,000 or 28.8% from the prior year quarter expense of $3.3 million. A $600,000 increase in Health Management Systems direct project expense primarily resulted from increased subcontractor participation in certain special billing projects completed in the quarter, increased subcontractor requirements to support an existing client, and a general increase in efforts associated with a higher revenue base. A $300,000 increase in Accordis direct project expense primarily resulted from several new Accordis client engagements.

     Other operating costs as a percentage of revenue were 10.0% for the three months ended September 30, 2004 compared to 10.5% for the three months ended September 30, 2003 and for the current quarter were $2.1 million, an increase of $200,000 or 7.9% compared to the prior year quarter expense of $2.0 million. This increase represents expenses related to compliance with the Sarbanes-Oxley Act of 2002, partially offset by reduced consulting fees.

     Costs resulting from the United States Attorney’s investigation as a percentage of revenue were 0.2% for the three months ended September 30, 2004 compared to 1.6% for the three months ended September 30, 2003. Current quarter expenses were $46,000, a decrease of $252,000 compared to the prior year quarter expense of $298,000. Settlement was reached on this matter in April 2004 and reflected in the first quarter of 2004; current quarter expenses consist solely of legal expenses associated with finalizing the settlement.

     Operating income for the three months ended September 30, 2004 was $1.4 million compared to $1.0 million for the three months ended September 30, 2003. Accordis had an operating loss of $1.0 million for the quarter ended September 30, 2004 compared to an operating loss of $300,000 for the prior year quarter. The increase in Accordis operating loss primarily resulted from the incremental costs associated with new client start-up, partially offset by the reduction in U.S. Attorney costs consistent with the settlement having been reached in April 2004. Health Management Systems had an operating profit of $2.4 million for the quarter ended September 30, 2004 compared to an operating profit of $1.3 million for the quarter ended September 30, 2003 primarily due to the $2.1 million revenue growth partially offset by higher subcontractor and other expense compared to the prior year quarter.

     Net interest and other income was $118,000 for the three months ended September 30, 2004 compared with net interest income of $46,000 for the three months ended September 30, 2003. This increase resulted from a higher yield on short-term investments.

     In 2004, we recognized income tax expense of $35,000, principally an alternative minimum tax liability resulting from our utilization of existing net operating loss carryforwards to offset current taxable income. In 2003, we did not recognize any income tax expense or benefit against our net losses. We have incurred significant taxable losses in the last several years. Most of our deferred income tax assets are in the form of net operating loss carryforwards.

     Net income was $1.5 million in the current year quarter compared with a net income of $1.3 million in the prior year quarter. This increase in net income primarily resulted from increased profit associated with revenue growth in Health Management Systems, partially offset by higher losses incurred by Accordis.

Nine Months Ended September 30, 2004 Compared To Nine Months Ended September 30, 2003

     The following table sets forth, for the periods indicated, certain items in our Condensed Consolidated Statements of Operations expressed as a percentage of revenue:

	Nine Months Ended September 30,
	2004	2003
Revenue	100.0%	100.0%
Cost of services:
Compensation	52.6%	54.4%
Data processing	5.8%	6.7%
Occupancy	6.6%	7.9%
Direct project costs	18.8%	17.9%
Other operating costs	9.9%	10.3%
US Attorney investigation costs	2.9%	3.7%

Total cost of services	96.6%	100.8%

Operating income (loss)	3.4%	(0.8)%
Net interest and other income	0.4%	0.4%

Income (loss) from continuing operations before income taxes	3.8%	(0.4)%
Income tax expense	—	—

Income (loss) from continuing operations	3.8%	(0.4)%
Income from discontinued operations, net	—	0.4%

Net income	3.8%	0.0%

     Revenue for the nine months ended September 30, 2004 was $61.9 million, an increase of $8.5 million or 15.8% compared to revenue of $53.5 million in the prior year period.

     Health Management Systems, which provides third party liability identification and recovery services to state Medicaid agencies, generated revenue of $31.3 million for the nine months ended September 30, 2004, a $4.5 million or 16.9% increase over revenue for the nine months ended September 30, 2003 of $26.8 million. This increase primarily reflected an increase of $3.4 million across the comparable client base resulting from specific non-recurring revenue opportunities with certain clients based on their particular needs, differences in the timing of when client projects were completed in the current year compared with the prior year, and changes in the volume, yields and scope of client projects. Non-recurring revenue opportunities are generally situations where we have an opportunity to earn additional revenue from a client, which we do not expect will recur in the current year or which did not exist in the prior year. Revenue for the current year quarter included $700,000 of revenue from two new customers, and a $400,000 increase with three customers resulting from an expansion in the scope of services provided.

     Accordis, which provides outsourced business office services for hospitals, generated revenue of $30.6 million for the nine months ended September 30, 2004, a $3.9 million or 14.7% increase from $26.7 million for the nine months ended September 30, 2003. Revenue for the current year period increased by $3.1 million across the comparable client base reflecting specific non-recurring revenue opportunities with certain clients based on their particular needs, differences in the timing of when client projects were completed in the current year compared with the prior year, and changes in the volume and yields of client projects. Revenue for the current year period included $2.4 million of revenue from eight new customers, and an $800,000 increase with four customers resulting from an expansion in the scope of services provided. There was also a decrease in revenue of $2.4 million in the current year period associated with seven terminated or inactive client relationships.

     Compensation expense as a percentage of revenue was 52.6% for the nine months ended September 30, 2004 compared to 54.4% for the nine months ended September 30, 2003 and for the current year period was $32.5 million, an increase of $3.4 million, or 11.8% from the prior year period expense of $29.1 million. This increase resulted from headcount growth over the comparable prior year period, a general increase in compensation rates and increased costs of fringe benefits. At September 30, 2004, we had 561 employees, a 14% increase over 494 employees at September 30, 2003.

     Data processing expense as a percentage of revenue was 5.8% for the nine months ended September 30, 2004 compared to 6.7% for the nine months ended September 30, 2003 and was $3.6 million for both the current nine month period and the prior year period.

     Occupancy expense as a percentage of revenue was 6.6% for the nine months ended September 30, 2004 compared to 7.9% for the nine months ended September 30, 2003 and was $4.1 million, a decrease of $100,000 compared to the prior year period expense of $4.2 million. This decrease primarily reflected subletting one floor at our New York City headquarters during the second quarter of 2003.

     Direct project expense as a percentage of revenue was 18.8% for the nine months ended September 30, 2004 compared to 17.9% for the nine months ended September 30, 2003 and for the current period was $11.6 million, an increase of $2.1 million or 21.7% from the prior year period expense of $9.6 million. An increase of $1.7 million in Health Management Systems direct project expense primarily resulted from increased subcontractor participation in special billing projects completed in the current year period, increased subcontractor requirements to support an existing client, and general increases associated with a higher revenue base. A $400,000 increase in Accordis direct project expense primarily resulted from several new Accordis client engagements.

     Other operating costs as a percentage of revenue were 9.9% for the nine months ended September 30, 2004 compared to 10.3% for the nine months ended September 30, 2003 and for the current period were $6.1 million, an increase of $700,000 or 12.0% compared to the prior year period expense of $5.5 million. This increase represents expenses related to compliance with the Sarbanes-Oxley Act of 2002, utilization of temporary professionals for start-up programming associated with new customers, recruiting fees consistent with new hiring activity, and an increase in travel expenses.

     Costs resulting from the United States Attorney’s investigation as a percentage of revenue were 2.9% for the nine months ended September 30, 2004 compared to 3.7% for the nine months ended September 30, 2003. Current period expenses were $1.8 million, compared to the prior year period expense of $2.0 million. The costs for the current period include the settlement reached with the United States government of approximately $1.35 million with the remaining balance for legal and other settlement expenses. The expenses in the prior year period represented legal and associated expenses only.

     Operating income for the nine months ended September 30, 2004 was $2.1 million compared to an operating loss of $400,000 for the nine months ended September 30, 2003. Accordis had an operating loss of $3.9 million for the nine months ended September 30, 2004 compared to an operating loss of $5.0 million for the prior year period. The reduction in the Accordis operating loss was principally due to incremental profit associated with the $3.9 million increase in revenue and various cost saving measures, together with a $0.2 million reduction in expenses associated with the U.S. Attorney investigation, which was settled in April 2004. Health Management Systems had an operating profit of $6.0 million for the nine months ended September 30, 2004 compared to an operating profit of $4.5 million for the period ended September 30, 2003. The increase in operating profit was primarily due to $4.5 million revenue growth partially offset by higher subcontractor, compensation and other expense compared to the prior year quarter.

     Net interest and other income was $236,000 for the nine months ended September 30, 2004 compared with net interest income of $202,000 for the nine months ended September 30, 2003.

     In 2004, we recognized income tax expense of $35,000, principally an alternative minimum tax liability resulting from our utilization of existing net operating loss carryforwards to offset current taxable income. In 2003, we did not recognize any income tax expense or benefit against our net losses. We have incurred significant taxable losses in the last several years. Most of our deferred income tax assets are in the form of net operating loss carryforwards. A recoverability analysis was performed based on our recent taxable loss history and projections of future taxable operating results.

     Net income was $2.3 million in the current year period compared with a net loss of $31,000 in the prior year period. This increase in net income resulted from improved operating results in both the Health Management Systems and Accordis businesses.

Off-Balance Sheet Financing Arrangements

     We do not have any off-balance sheet financing arrangements.

Liquidity and Capital Resources

     Historically, our principal sources of funds are operations. At September 30, 2004, our cash, cash equivalents and short-term investments and net working capital were $25.9 million and $37.8 million, respectively. During the quarter ended September 30, 2004, we paid the previously accrued liability resulting from the settlement of the United States Attorney’s investigation of approximately $1.4 million. Although we expect that operating cash flows will be a primary source of liquidity, the current cash and short-term investment balances and working capital position are also fundamental sources of liquidity and capital resources. The current cash and short term investment balances are more than sufficient to meet our short-term funding needs that are not met by operating cash flows. Operating cash flows could be adversely affected by a decrease in demand for our services. Our typical client relationship, however, usually has a duration of several years, and as a result we do not expect any current decrease in demand. We estimate that we will purchase approximately $2.5 million of property and equipment during 2004. The payments due by period for our contractual obligations, consisting principally of facility lease obligations and equipment rental and software license obligations, are as follows (in thousands):

		Less than
	Total	1 Year	2-3 Years	4-5 Years	After 5 years
Operating leases	$38,420	$6,242	$9,177	$7,003	$15,998

     We have entered into sublease arrangements for some of our facility obligations and expect to receive the following rental receipts (in thousands):

	Less than
Total	1 Year	2-3 Years	4-5 Years	After 5 years
$10,132	$2,220	$3,727	$1,523	$2,662

     For the nine months ended September 30, 2004, cash used by operations was $400,000 compared with cash used in operations of $600,000 for the prior year period. The current year period’s difference between the $400,000 cash used by operations and net income of $2.3 million includes depreciation and amortization expense of $1.7 million and increases in accounts payable, accrued expenses and other liabilities of $400,000, which amounts were fully offset by a $5.1 million increase in accounts receivable. The increase in accounts receivable was primarily due to the increase in quarterly revenue and the timing of approximately $3.7 million of cash collections received in the first week of October. During the current year period, cash used in investing activities was $2.2 million, reflecting purchases of property and equipment and investment in software. Cash provided by financing activities was $1.8 million consisting of proceeds received from the exercise of employee stock options.

     On May 28, 1997, the Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not in excess of $10 million. During the nine months ended September 30, 2004, no purchases were made. Cumulatively since the inception of the repurchase program, we have repurchased 1,644,916 shares having an aggregate purchase price of $9.3 million.

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

     The table below presents the historic cost basis, and the fair value for our investment portfolio as of September 30, 2004, and the related weighted average interest rates by year of maturity (in thousands):

	Matures Year Ending	Total	Total
	December 31, 2004	Historical Cost	Fair value
Fixed income governmental securities	$100	$100	$100
Average interest rate	4.15%	4.15%

Item 4. Controls and Procedures

     As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chairman and Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

     There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

     In April 2004, we reached an agreement with the United States Attorney’s Office for the Southern District of New York to settle certain matters raised in the course of the United States Attorney’s investigation of medical reimbursement claims submitted to Medicaid and other federal healthcare programs on behalf of a significant client of Accordis. In August 2004, we entered into a Stipulation and Order of Settlement and Dismissal Agreement and paid the United States government $1.35 million to settle this matter. At the same time, the qui tam lawsuit against us that was the basis of the government’s investigation was dismissed. As part of the settlement agreement, we entered into a Compliance Agreement with the Office of the Inspector General for the Department of Health and Human Services. The Compliance Agreement covers a three-year period and principally requires us to continue our existing compliance program and to make annual filings certifying compliance.

     The investigation focused on claims submitted since 1982. The issues raised by the government primarily concerned the appropriateness of completing healthcare reimbursement claims with general diagnosis information when specific diagnosis information was not available.

     We have recorded a charge of $1.7 million in the quarter ended March 31, 2004 to reflect the settlement and related legal and other expenses. During the quarter ended September 30, 2004, all amounts due under the settlement agreement were paid.

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

Date: November 4, 2004	HMS HOLDINGS CORP.

(Registrant)

	By:	/s/ William F. Miller III

William F. Miller III
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Thomas G. Archbold

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