Form 10-K
period 2004-12-31
HMS HOLDINGS CORP
filed 2005-03-29
CIK 1196501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common Stock
(Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑  No ☐

          Aggregate market value of voting stock held by non-affiliates as of June 30, 2004 was $110 million.

          The approximate aggregate market value of the registrant’s common stock, $0.01 par value, held by non-affiliates (based on the last reported sales price on the Nasdaq National Market) was $157.5 million at March 25, 2005.

          The number of shares common stock, $0.01 par value, outstanding as of March 25, 2005 was 19,491,384.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A on or before April 30, 2005 are incorporated in Part III of this report.

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

PART I

Item 1. Business

Overview

          HMS Holdings Corp. furnishes cost containment, revenue recovery, cost reporting and business office outsourcing services to healthcare providers and payors. We help our clients increase revenue, accelerate collections, and reduce operating and administrative costs. We operate two businesses through our wholly owned subsidiaries, Health Management Systems, Inc. (Health Management Systems) and Accordis Inc. (Accordis).

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

          On March 7, 2005, we announced that we had commenced a strategic review of all of the alternatives available to us for increasing the return on the resources we employ in delivering services to providers through our Accordis subsidiary.

          Subsequent to the issuance of our press release on March 7, 2005 announcing the results of operations for the fourth quarter and year ended December 31, 2004, the following items were recorded:

(1)	We reclassified $22.5 million of municipal auction rate securities as short-term marketable securities, which were previously disclosed as cash and cash equivalents. This change in classification had no effect on the amounts of total current assets, total assets, net income or cash flow from operations.

(2)	On March 8, 2005, we received $2.4 million in settlement of two accounts receivable from the District of Columbia and also recognized contingent recovery fees and settlement expenses approximating $0.7 million resulting from the settlement. Although this settlement was negotiated and received subsequent to December 31, 2004, we reflected it in the 2004 results of operations as the subsequent settlement of this litigation eliminated the need for a bad debt allowance against these accounts receivable at December 31, 2004. Accordingly, we adjusted accounts receivable at December 31, 2004 to $2.4 million, the amount of the settlement, and reduced bad debt expense by $1.7 million, which is included in direct project costs.
(3)	We reclassified $2.0 million of deferred tax assets to current assets.

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

          Our clients are subject to comprehensive federal and state regulation, which affects hospital reimbursement. Medicaid and Medicare account for a significant portion of hospital revenue. Since adoption, the Medicaid and Medicare programs have undergone significant and frequent changes, and it is realistic to expect additional changes in the future. Our services are subject to regulations pertaining to billing for Medicaid and Medicare services, which primarily involve record keeping requirements and other provisions designed to prevent fraud. We believe that we operate in a manner consistent with such regulations, the enforcement of which is increasingly more stringent. Violations of such regulations could adversely affect our business, financial condition and results of operations.

          The Medicare program is administered by the Centers for Medicare and Medicaid Services (CMS), an agency of the United States Department of Health and Human Services. CMS currently contracts with several intermediaries and fiscal agents to process regional claims for reimbursement. Although CMS has established the regulatory framework for Medicare claims administration, Medicare intermediaries have the authority to develop independent procedures for administering the claims reimbursement process. The Medicaid program is subject to regulation by CMS, but is administered by state governments. State governments provide for Medicaid claims reimbursement either through the establishment of state operated processing centers or through contractual arrangements with third-party fiscal agents who operate their own processing centers. The requirements and procedures for reimbursement implemented by Medicaid differ from state to state. Similar to the claims administration processes of Medicare and Medicaid, many national health insurance companies and self-insured employers adjudicate claims through local or regional offices. Consequently, because guidelines for the reimbursement of claims are generally established by third-party payors at local or regional levels, hospital and other provider reimbursement managers must remain current with the local procedures and requirements of third-party payors. Generally, we are required to maintain standards of confidentiality that are comparable to those of an agency administering the Medicare or Medicaid program when we use data obtained from such programs.

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

Transaction and code set standards. The final regulation governing transaction and code set standards was published and was expected to become effective on October 16, 2002. However, on December 27, 2001 the Administrative Simplification Compliance Act (ASCA) was enacted providing for a one-year extension of the date for complying with the HIPAA standard transactions and code set requirements for any covered entity that submits to the Secretary of Health and Human Services a plan on how the entity will come into compliance with the requirements by October 16, 2003. We submitted such a plan to be in full compliance with the standard transaction and code set requirements by the October 16, 2003 deadline. As of October 16, 2003, however, a number of providers, payors and clearinghouses were still not ready to submit and/or accept certain standard transactions. CMS, as well as a number of fiscal intermediaries and other payors, announced transition time periods during which legacy transaction and code set formats would still be accepted, albeit for a limited time only. As of December 31, 2004, a limited number of these transition periods, including the one announced by CMS, are still in effect. In these instances, as applicable, we continue to test with those trading partners operating under transition plans and expect to be fully compliant by the time the transition time periods expire.

Privacy Regulation. The privacy regulation was published as a final regulation and became effective on April 14, 2001, requiring all covered entities to be fully compliant by April 14, 2003. We believe we were in full compliance with the privacy regulation by the April 14, 2003 deadline and continue to be compliant.

Data Security. The data security regulation was published as a final regulation on February 20, 2003, with an effective date of April 21, 2003. Full compliance is required by April 21, 2005. We are working toward being fully compliant by that date and have every expectation of being so.

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

Principal Products And Services

          Health Management Systems

          Health Management Systems offers a variety of services that help government healthcare entitlement programs, most notably state Medicaid agencies, contain costs and recover revenue. To date, these revenue recoveries total more than $2.6 billion, after having passed the $2.0 billion milestone in October 2003.

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

These proprietary methodologies are the foundation for our suite of coordination of benefits (COB) services. In addition, we use a variety of auditing and information management techniques to help clients identify and recover other inappropriate payments – for example, duplicate payments, payments that are made on behalf of a deceased beneficiary, or payments that result from fraud and abuse.

          Accordis

          Accordis offers emergency medical transport providers, hospitals and other healthcare providers Business Office services and Reimbursement services.

          Emergency Medical Transport Provider Services. We offer our clients a combination of technology, data processing capacity, and revenue cycle expertise to assist ambulance providers in improving cash flow and reducing the cost to bill and collect. Accordis applies its revenue management expertise to ensure optimal reimbursement for all types of ambulance service providers—hospital-based and municipal, reducing the significant administrative burden of billing third parties and patients. We utilize our proprietary AccessLine system to track all liquidation activity associated with ambulance accounts, and provide clients with real-time access to account information.

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

          Business Office Services. Our business office services encompass all or a portion of the patient accounting activities that make up a healthcare provider’s revenue cycle. Such revenue cycle activities may include third-party resource identification and validation, submission of timely and accurate bills to primary and secondary payors, generation of patient statements, response to patient and third-party questions, recovery of payments due, and proper accounting for payments, contractual allowances and write-offs. These services are designed to increase the provider’s revenue, improve the proportion of provider gross charges ultimately collected, accelerate cash flow, lower days in accounts receivable, and reduce administrative costs. A client may outsource one or more aspects of its patient accounting processes or may outsource the business office in its entirety. In some cases, our services are used by providers who need assistance in liquidating aged or complex accounts. At the request of a client, we are also able to provide bad debt collection services through a wholly owned subsidiary.

Customers

          Health Management Systems’ clients primarily consist of government healthcare and human services agencies within state and county governments. We also serve managed care plans that work with these agencies. Typically, clients award contracts for three to five year terms, and we receive contingency fees calculated as a percentage of the amounts recovered. We now have contracts with 24 states and 10 managed care plans.

          Accordis’ clients are public, voluntary and for-profit acute care hospitals and associated clinics, emergency medical transport agencies and large physician practices. Among Accordis’ clients are the nation’s three largest public health systems and the two largest emergency medical transport agencies. We engage in both multi-year and short-term engagements with our clients and substantially all of the engagements provide for contingent fees calculated as a percentage of the amounts recovered or collected for the client.

          Our largest client is the Los Angeles County Department of Health Services in California. This client accounted for 10%, 12%, and 14% of our total revenue in the fiscal years ended December 31, 2004, 2003 and 2002, respectively. The loss of this customer would have a material adverse effect on Accordis and HMS Holdings Corp. We provide Los Angeles County (or designated facilities within Los Angeles County) with, among other services, secondary third-party resource identification and recovery services, commercial insurance billing services, Medi-Cal billing and follow-up services, and financial management and consulting services relating to both inpatient and outpatient accounts. Either party may terminate the agreement with or without cause upon written notice (10 days notice for Los Angeles County and 30 days notice from us), except that financial management and consulting services require 90 days written notice of termination. We provide services to this client pursuant to a contract awarded in April 2003 for a one-year period with two annual automatic renewals through June 2006. We have been providing services to this client for more than 20 years.

          The clients constituting our ten largest clients change periodically. The concentration of revenue in such accounts was 59%, 63% and 56%, of our revenue in the fiscal years ended December 31, 2004, 2003 and 2002, respectively. In many instances, we provide our services pursuant to agreements subject to competitive re-procurement. All of these agreements expire between 2005 and 2008. We cannot provide any assurance that any of these agreements will be renewed and, if renewed, that the fee rates will be equal to those currently in effect.

Market Trends/Opportunities

          Health Management Systems

          Health Management Systems’ business is defined by the nation’s expensive and complex system of government-funded healthcare including entitlement programs such as Medicaid, Medicare, and programs administered by the Department of Defense and the Public Health Service. In addition, state governments operate their own programs to address the healthcare needs of their citizens. Several factors drive the financial characteristics of this market: (1) the hierarchy of programs and payors, (2) the shared funding of programs between federal and state governments, (3) the government budget and appropriations process, and (4) the steadily rising cost of healthcare in the country.

          In 2003, government programs accounted for 45%, or $765 billion, of the $1.7 trillion spent on healthcare in the United States, according to CMS. Since then, government healthcare spending, especially for Medicaid, has only increased. More Americans have enrolled in the Medicaid program, bringing the total number of beneficiaries to 52 million. In calendar year 2004, Medicaid’s total spending is estimated to have reached $309 billion, making Medicaid the largest healthcare payor in the country – and the program’s total spending is forecast to grow at 8% to 9% annually in coming years.

          In 2004, Medicaid spending also grew to become the single largest expenditure by states, larger even than education. And state Medicaid spending is expected to grow at an average of 11.7% in fiscal year 2005 – the most significant increase in recent years – according to the Kaiser Commission on Medicaid and the Uninsured. This dramatic growth is a result, in part, of the expiration of federal emergency relief in 2004. The growth far outstrips the recent progress states have made in reversing the decline of their tax revenues. No wonder that in fiscal year 2005, every state in the nation plans to implement new cost containment measures for Medicaid.

          In addition, states now are preparing to take on additional costs related to the Medicare Modernization Act, which was enacted during 2004. While the Act’s prescription drug benefit, which goes into effect in 2006, ultimately will alleviate some of the costs states have borne, the Act also saddles them with a host of new administrative responsibilities. Moreover, states will forego most of their potential savings by making required “clawback” payments to the federal government. As a result, the Congressional Budget Office estimates, states will not see significant savings for years to come – and will pay a net cost of more than $1 billion in 2006.

          As these fiscal pressures and government healthcare spending have grown, so too has the need for proper coordination of benefits and overpayment recovery. From the Office of Management and Budget, the Congressional Management Office and other data, it is estimated that as much as 10% of Medicaid expenditures result from overpayment errors and payments where third-party liability existed.

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

Competition

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

          Accordis

          Accordis competes with large computer software and systems vendors that provide healthcare business office outsourcing services (e.g., Siemens, Perot Systems, ACS, and McKesson), national collections companies (e.g., NCO Group, Inc.), large consulting and public accounting firms and with the many regional and local companies that provide accounts receivable management services.

          We compete on the basis of our healthcare business office and payor program expertise, proprietary technology and systems, existing relationships, long-standing reputation in the provider market segment, and pricing.

Business Strategy

          Health Management Systems

The Health Management Systems business strategy includes the following initiatives:

     Grow Client Base. Health Management Systems plans to add clients by tapping the built-in demand created by the growth of government-funded healthcare. We expect our new clients to include state Medicaid programs, Medicaid managed care plans, and other state human service agencies. In addition, we intend to dedicate resources to pursuing clients within the federally funded healthcare system, such as the Medicare program and the Department of Defense TRICARE program.

     Continue to Leverage Technology. In 2004, HMS implemented a variety of technology tools to streamline interaction with providers and speed the recovery of third-party costs at near-real-time. Going forward, we intend to continue using technology in innovative ways to enhance the efficiency of our efforts and improve service to clients.

     Expand Our Portfolio of Services. In response to client demand, HMS plans to draw on its core competencies to expand its range of services and revenue recovery techniques. For example, we are exploring new approaches to pharmacy cost containment, as well as identification and recovery of costs related to fraud, abuse, and waste.

     Expand Client Engagements. As we identify new types of opportunities for government healthcare agencies to contain costs, we expect to grow the scope of our engagements with clients. In some cases, this expansion will be incremental, accomplished through value-added services that build upon our ongoing work with clients. In other cases, we expect these engagements to migrate into full outsourcing relationships, as clients recognize the increasing need for external resources. This is the model that our work has followed in the state of Florida, where we have served as the COB outsourcer since November 2001 – and successfully renewed our contract in 2004.

          Accordis

          The Accordis business strategy is to offer hospitals, emergency medical transport services and other healthcare providers a comprehensive solution for their business office requirements. These Business Office services have been designed to capitalize on our extensive knowledge of federal, state, and local healthcare regulations and the healthcare business office, our experience in dealing with third-party payors, our information processing capabilities, and our specialized workforce. We distinguish our services from those offered by other vendors through our capacity to craft custom solutions, the business office and third-party claiming environment expertise of our staff, our proprietary technology and our substantial installed reference base. Additionally, our proprietary on-line information processing network, AccessLine, enables us to consolidate account information for each patient, validate account data obtained from clients through electronic links to external databases, generate claims to third parties, and organize account information in a format that facilitates cost-effective processing and recovery activities. AccessLine terminals placed onsite provide the client with instant access to individual account status.

Employees

          As of December 31, 2004, we had 516 employees. No employees are covered by a collective bargaining agreement or are represented by a labor union. We believe our relations with our employees are good.

Financial Information About Industry Segments

          Specific financial information with respect to our industry segments is provided in Note 14, Segments and Geographical Information, of the Notes to Consolidated Financial Statements.

Available Information

          We maintain a website that contains various information about us and our services. It is accessible at www.hmsholdings.com. Through our website, shareholders and the general public may access free of charge (other than any connection charges from Internet service providers) filings we make with the Securities and Exchange Commission as soon as practicable after filing. Filing accessibility in this manner includes the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and Proxy Statements.

Item 2. Properties

          Our New York City corporate headquarters consists of approximately 81,000 square feet. In addition, as of December 31, 2004, we lease approximately 146,000 square feet of office space in 17 locations throughout the United States. See Note 13(a) of the Notes to Consolidated Financial Statements for additional information about our lease commitments.

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

          We recorded a charge of $1.7 million in the quarter ended March 31, 2004 to reflect the settlement and related legal and other expenses. During the quarter ended September 30, 2004, all amounts due under the settlement agreement were paid.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Our common stock is included in the Nasdaq National Market (symbol: HMSY). As of the close of business on March 25, 2005, there were approximately 6,000 holders of our common stock, including the individual participants in security position listings. We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Our current intention is to retain earnings to support the future growth of our business.

          The table below summarizes the high and low sales prices per share for our common stock for the periods indicated, as reported on the Nasdaq National Market.

	HIGH	LOW
Year ended December 31, 2004:
Quarter ended December 31, 2004	$9.00	$6.01
Quarter ended September 30, 2004	6.78	5.19
Quarter ended June 30, 2004	6.98	5.26
Quarter ended March 31, 2004	7.49	3.88

Year ended December 31, 2003:
Quarter ended December 31, 2003	$4.60	$2.73
Quarter ended September 30, 2003	4.02	2.57
Quarter ended June 30, 2003	3.01	2.03
Quarter ended March 31, 2003	3.80	2.00

Equity Compensation Plan Information

          The following table summarizes the total number of outstanding options and shares available for other future issuances of options under all of our equity compensation plans as of December 31, 2004.

			Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding warrants,	outstanding warrants,	plans (excluding securities
	options and rights	options and rights	reflected in column (a)
Plan Category	(a)	(b)	(c)

Equity Compensation Plans approved by Shareholders (1)	3,831,009	$3.32	1,061,566
Equity Compensation Plans not approved by Shareholders (3)	1,450,000	$1.25	—

Total	5,281,009	$2.75	1,061,566

(1)	This includes options to purchase shares outstanding: (i) under the 1999 Long-Term Incentive Plan, (ii) the 1995 Non-Employee Director Stock Option Plan, and (iii) 250,000 options approved by shareholders and granted to a director in June 2002.

(2)	Of these shares: (i) 988,066 shares remain available for future issuance under our 1999 Long-Term Incentive Plan, and (ii) 73,500 shares remain available for issuance under the 1995 Non-Employee Director Stock Option Plan.

(3)	Options issued under plans not approved by the shareholders include (i) 750,000 options granted in January 2001 to our Chairman and Chief Executive Officer in connection with his joining us, and (ii) 700,000 options granted in March 2001 to our President and Chief Operating Officer in connection with his joining us.

Issuer Purchases of Equity Securities

          On May 28, 1997, the Board of Directors authorized the Company to repurchase such number of shares of our common stock that have an aggregate purchase price not to exceed $10 million. During the year ended December 31, 2003, we repurchased 35,800 shares for $104,000. While we did not repurchase any of our common stock during the year ended December 31, 2004, we continue to evaluate repurchases under this program. At December 31, 2004, $0.7 million remains authorized for repurchases under the program.

Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA (see Notes)
(In Thousands, Except Per Share Data)

					Fiscal Year	Two Months
					ended	ended
	Years ended December 31,				October 31,	December 31,
	2004	2003	2002	2001	2000	2000
Statement of Operations Data:
Revenue:
Accordis	$41,217	$37,265	$36,331	$31,329	$42,562	$5,474
Health Management Systems	43,976	37,096	32,283	27,419	22,287	3,733

	85,193	74,361	68,614	58,748	64,849	9,207
Cost of services	77,690	72,481	71,656	76,818	76,520	10,895

Operating income (loss)	7,503	1,880	(3,042)	(18,070)	(11,671)	(1,688)

Gain on sale of assets	—	—	—	1,605	—	—
Net interest and net other income	323	256	517	667	1,024	138

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	7,826	2,136	(2,525)	(15,798)	(10,647)	(1,550)
Income tax expense (benefit)	115	—	—	—	(4,530)	(642)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	7,711	2,136	(2,525)	(15,798)	(6,117)	(908)
Discontinued operations:
Income (loss) from discontinued operations, net	—	212	—	(5,053)	2,656	(35)
Estimated gain (loss) on disposal of discontinued operations, net	—	—	3,460	(200)	—	—
Gain on sale of discontinued operations, net	—	—	—	1,587	—	—

Discontinued operations	—	212	3,460	(3,666)	2,656	(943)
Cumulative effect of change in accounting principle, net of tax benefit	—	—	—	—	(21,965)	—

Net income (loss)	$7,711	$2,348	$935	$(19,464)	$(25,426)	(943)

Per Common Share Data:
Basic income (loss) per share:
From continuing operations	$0.40	$0.12	$(0.14)	$(0.88)	$(0.35)	$(0.05)
From discontinued operations	—	0.01	0.19	(0.21)	0.15	—
From change in accounting principle	—	—	—	—	(1.26)	—

Total	$0.40	$0.13	$0.05	$(1.09)	$(1.46)	$(0.05)

Weighted average common shares, basic	19,074	18,330	18,199	17,857	17,467	17,252

Diluted income (loss) per share:
From continuing operations	$0.35	$0.11	$(0.14)	$(0.88)	$(0.35)	$(0.05)
From discontinued operations	—	0.01	0.19	(0.21)	0.15	—
From change in accounting principle	—	—	—	—	(1.26)	—

Total	$0.35	$0.12	$0.05	$(1.09)	$(1.46)	$(0.05)

Weighted average common shares, diluted	22,275	20,132	18,199	17,857	17,467	17,252

SELECTED CONSOLIDATED FINANCIAL DATA, continued

	December 31,	December 31,	December 31,	December 31,	December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash and short-term investments	$31,696	$26,715	$25,282	$25,042	$13,574
Working capital	44,147	36,197	28,625	26,238	29,055
Total assets	76,663	63,123	61,666	60,394	75,637
Shareholders’ equity	60,398	50,607	47,768	45,781	64,673

Notes to Selected Consolidated Financial Data

•	We adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101) for our fiscal year ended October 31, 2000, implementing a change in accounting in regard to revenue generated from clients seeking reimbursement from third-party payors where our fees are contingent upon the client’s collections from third parties. As of November 1, 1999, we recognized revenue pertaining to such clients once the third-party payor remitted payment to our client. This policy change reduced revenue by $3.0 million and increased net loss by $0.5 million for fiscal year 2000, excluding the cumulative effect of the change. The $22.0 million cumulative effect reflects $41.7 million of unbilled receivables partially offset by $1.5 million of related direct costs and $18.2 million of income tax benefit.

As of October 31, 1999, we had unbilled accounts receivable of $41.7 million related to our prior revenue recognition policy that had not been invoiced to clients because we were contractually obligated to invoice the client only after they received payment from the responsible third party payors. Of this amount, we subsequently recognized the following amounts in revenue and operating results:

Period	Revenue
(in thousands)
Fiscal 2000	$19,346
Two months ended Dec. 31, 2000	492
Fiscal 2001	4,053
Fiscal 2002	1,062
Fiscal 2003	645
Fiscal 2004	640

$26,238

We were unable to subsequently recognize as revenue $15.4 million of the $41.7 million in accounts receivable that were included in the cumulative effect adjustment as of November 1, 1999. The uncollectible amounts are primarily attributable to projects for state agencies that were undertaken to recoup payments from parties with prior liability for Medicaid claims. In the case of several of these projects, the state agencies, after the completion of the projects on our part (and after the recognition of revenue based on our estimate of the clients’ ultimate financial recovery), made various decisions that significantly reduced the prospects for such recovery. These decisions included narrowing the scope of the completed project, implementing additional requirements prior to seeking reimbursement and, for public policy reasons in some cases, foregoing recovery of amounts otherwise reimbursable to the state agencies. The agencies took these actions over time, and it was not until the end of fiscal 2001 that it became evident that the entire $15.4 million of accounts receivable would not be realized.

As a result of the implementation of SAB 101, we were required to report in subsequent periods the amount of revenue (if material to income before income taxes) recognized in those periods that was included in the cumulative effect adjustment. Our footnote disclosure in our previously issued financial statements subsequent to the change in revenue recognition policies did not properly distinguish between amounts that were ultimately billed as revenue and amounts that were determined not to be collectable and accordingly not included in revenues. We believe that this mistake had no effect on reported earnings or cash flows on the interim or annual periods subsequent to the adoption of SAB 101.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

          Revenue Recognition. We principally recognize revenue for our service offerings when third party payors remit payment to our customers. This policy is in effect because our fees are principally contingent upon our customers’ collections from third parties. Due to this revenue recognition policy, our operating results may vary significantly from quarter to quarter because of the timing of such collections by our customers and the fact that a significant portion of our operating expenses are fixed.

          Accounting for Income Taxes. We have incurred net operating losses for tax purposes during the five years prior to the year ended December 31, 2003 and were marginally profitable in the year ended December 31, 2003. After utilizing net operating loss carry-forwards to offset taxable income in 2004, we have cumulative federal net operating loss carry-forwards of $19.1 million as of December 31, 2004. In addition to other items expensed for financial reporting purposes that were not currently deductible for tax purposes, these net operating loss carryforwards result in gross deferred tax assets. We must assess the likelihood that the gross deferred tax assets, net of any deferred tax liabilities, will be recovered from future taxable income and to the extent we believe the recovery is not likely, we have established a valuation allowance.

          Significant management judgment is required in determining this valuation allowance. We have recorded a valuation allowance of $5.6 million as of December 31, 2004, due to uncertainties related to our ability to utilize some of our net deferred tax assets, primarily consisting of certain net operating loss carry-forwards before they expire. The decrease in the valuation allowance from $8.6 million in the prior year is principally attributable to the utilization in the current year of net operating loss carryforwards to offset current year taxable income. The valuation allowance is based on our estimate of taxable income and the period over which the net deferred tax assets will be recoverable. In the event that these estimates differ or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

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

          The net deferred tax asset as of December 31, 2004 was $8.9 million, which is net of a valuation allowance of $5.6 million.

          Valuation of long lived and intangible assets and goodwill. Goodwill, representing the excess of acquisition costs over the fair value of net assets of acquired businesses, is not amortized but is reviewed for impairment at least annually and written down only in the periods in which it is determined that the recorded value is greater than the fair value. For the purposes of performing this impairment test, our business segments are our reporting units. The fair values of those reporting units, to which goodwill has been assigned, is compared with their recorded values. If recorded values are less than the fair values, no impairment is indicated. Since adoption, no impairment losses have been recorded.

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

          Estimating valuation allowances and accrued liabilities, such as bad debts, and restructuring charges. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. In particular, management must make estimates of the uncollectability of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The accounts receivable balance was $24.0 million, net of allowance for doubtful accounts of $0.9 million as of December 31, 2004.

          Management has reviewed its estimates related to restructuring activities at December 31, 2004 and believes that the estimated liability is based on a reasonable assessment of the probable costs to be incurred. As additional information becomes available, we may revise the estimates. Such revisions in estimates of the potential restructuring liabilities could materially impact the results of operation and financial position.

          Discontinued Operations. The accompanying financial statements are prepared using discontinued operations accounting for our discontinued DSG and PSG businesses. Under discontinued operations accounting, amounts are accrued for estimates of our expected liabilities related to discontinued operations through their eventual discharge. In July 2001, we determined to proceed with an orderly closure of PSG by accelerating a wind-down of its remaining operations. The DSG business was sold in December 2001. At December 31, 2004, there were no remaining liabilities of the discontinued operations. Any adjustments related to costs to be incurred during the close down or losses from operations have been reflected in 2003 and 2002 as discontinued operations. In the event that any liabilities should arise from these discontinued operations, there could be a material impact on our financial position and results of operations.

          New Accounting Pronouncement. On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R must be adopted no later than the first interim or annual period beginning after June 15, 2005.

          As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations. The impact of the adoption of SFAS No. 123R cannot be determined at this time because it will depend upon levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact as described in the disclosure of pro forma net (loss) income and net (loss) income per share pursuant to SFAS No. 123 in Note 1 of Notes to Consolidated Financial Statements.

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

Overview

          In general, our business is driven by the consistently rising costs of healthcare in the United States. The nation’s healthcare costs are expected to total $1.9 trillion in 2005, representing an increase of nearly 50% since 2000. These costs seriously affect both healthcare payors and healthcare providers, creating demand for the services we offer through our two distinct operating subsidiaries, Health Management Systems and Accordis.

          Our work also is highly customized to the needs of each client, and to the specifications of individual projects. Each client engagement is unique, and requires significant up-front investment, sometimes well before the engagement generates revenue.

          Ultimately, each project results in revenues and costs that must be carefully controlled. We accomplish this by striving to minimize the lead-time between project start-up and revenue generation, and by adapting common core processes to the particular needs of our clients as efficiently as possible. We also establish very specific operational metrics and profitability targets at the project level, which in turn roll up to create measurable financial objectives at the business-unit level.

          The following discussion goes into further depth regarding the macroeconomic considerations that drive our revenues. The discussion of expenses then focuses on some of the factors that historically have determined the relationship between our revenues and costs.

Revenue Considerations

          Revenue from our Health Management Systems business, most of which is derived from contingent fees, has grown in tandem with the rise in expenditures for entitlement programs such as Medicaid. Medicaid costs have grown by an average of approximately 10% annually over the past several years, and similar growth is expected for years to come. In addition, state governments have increasingly engaged vendors to provide coordination of benefits and cost containment services. However, there is no certainty that Health Management Systems will be successful in obtaining these contracts. In addition, it is unclear what impact the increased scrutiny of entitlement programs and the ongoing debate about healthcare reform may have on Health Management Systems’ revenues.

          In the provider arena, hospitals face a steady increase in the cost of providing medical care even as reimbursement from governmental and other entitlement programs is under continuous scrutiny. Given this financial pressure, we expect that hospitals will continue to delegate various business office functions to Accordis as a way of optimizing reimbursements and reducing costs for non-core activities. These activities include Medicare Bad Debt recovery, Disproportionate Share Claiming, and accounts receivable management, for which Accordis has developed technology-based solutions. As we have seen in the past year, emergency medical transport providers are also increasingly outsourcing their billing and collections to specialists in order to improve cash flow and reduce administrative costs. We expect this trend to continue. As always, however, there are no assurances that Accordis will be able to secure contracts for its services.

          Finally, it should be noted that the nature of our business sometimes leads to significant variations in revenue flow. For example, since we receive contingency fees for nearly all our services, we recognize revenue only after our clients have received payment from a third party. In addition, much of our work occurs on an annual or project-specific basis, and does not necessarily recur monthly or quarterly, as our operating expenses do. See a more detailed discussion in the Risk Factors section, below.

Operating Expenses

          As a service company, 50% to 55% of our operating expenses are compensation. We adjust our employee headcount based on known business needs and expectations about the near-term future. Based on recent operating results, we realize that compensation expense does tend to grow with increases in revenue – although not on a proportional basis, since many employee functions do not require additional staff as revenue increases.

          Our revenue growth over the past several years has not resulted in significant changes in occupancy and data processing expenses. These expenses are largely infrastructure costs, which typically would be affected only by extraordinary growth or decline in the business, or a dramatic change in our operational delivery model.

          Direct project expenses are incurred based on the requirements of each client engagement. On average, these expenses have amounted to approximately 17% to 18% of revenues annually.

          Other operating expenses reflect the customary costs of doing business, such as insurance, legal fees, accounting and tax fees, and costs associated with the requirements of being a publicly traded company. Significant components of this expense category are costs of necessary external professional services, travel and entertainment, employee recruiting, training, and office materials.

Years Ended December 31, 2004 and 2003

          Continuing Operations:

          The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Operations expressed as a percentage of revenue:

	Years ended
	December 31,
	2004	2003
Revenue	100.0%	100.0%
Cost of services:
Compensation	51.0%	52.6%
Data processing	5.7%	6.3%
Occupancy	6.5%	7.5%
Direct project costs	16.4%	17.4%
Other operating costs	9.5%	10.3%
Restructuring costs	—	0.5%
US Attorney investigation costs	2.1%	2.9%

Total cost of services	91.2%	97.5%

Operating income	8.8%	2.5%
Net interest income	0.4%	0.4%

Income from continuing operations before income taxes	9.2%	2.9%
Income taxes	-0.1%	—

Income from continuing operations	9.1%	2.9%
Income from discontinued operations	—	0.3%

Net income	9.1%	3.2%

          Operating Results

          Aside from the discussion above regarding revenue fluctuations due to our revenue recognition policy and the project nature of some of our revenues, our operating expenses can increase based on discrete spending activities such as the legal fees and settlement charges we incurred in 2004 and 2003 related to the investigation by the United States Attorney’s Office and in 2004, the costs associated with Sarbanes-Oxley compliance.

          Revenue for the year ended December 31, 2004 was $85.2 million, an increase of $10.8 million or 14.6% compared to revenue of $74.4 million in the prior fiscal year ended December 31, 2003.

          Health Management Systems, which provides third party liability identification and recovery services to state Medicaid agencies, generated revenue of $44.0 million in 2004, a $6.9 million or 18.5% increase over the prior year revenue of $37.1 million. This increase primarily reflected $1.0 million of revenue during the current year from two new state and one managed health plan clients and $0.4 million related to the expansion of services for two existing clients. In addition, revenue increased by $5.5 million across the comparable client base reflecting specific non-recurring revenue opportunities with certain clients based on their particular needs, differences in the timing of when client projects were completed in the current year compared with the prior year, and changes in the volume, yields and scope of client projects. Non-recurring revenue opportunities are generally situations where we have an opportunity to earn additional revenue from a client which we do not expect will recur in the current year or which did not exist in the prior year. There were no client terminations during 2004.

          Accordis, which provides outsourced business office services for hospitals, generated revenue of $41.2 million in 2004, a $3.9 million or 10.6% increase from the prior year revenue of $37.3 million. This increase primarily consisted of $3.6 million of revenue from seven new customers since the prior year period and a $0.8 million increase with three customers resulting from expansions in the scope of services provided. In addition, revenue increased by $2.2 million across the comparable client base reflecting specific non-recurring revenue opportunities with certain clients based on their particular needs, differences in the timing of when client projects were completed in the current year compared with the prior year, and changes in the volume, yields and scope of client projects. These increases were partially offset by a decrease in revenue of $2.7 million associated with five terminated or inactive customer relationships.

          Effective November 29, 2004, our contract with George Washington University Hospital (GW) was terminated in connection with a decision by GW’s parent to consolidate billing and collection activities in centralized billing offices. This contract originally had been scheduled to end June 30, 2005. As a result of this early termination, the Company and GW elected to accelerate the wind-down of services. Accordingly, by December 31, 2004, all services to GW were completed and we closed our Columbia, Maryland office. In 2004, revenue and operating margin from the GW contract were $5.8 million and $2.0 million, respectively.

          Operating expenses as a percentage of revenue were 91.2% in the current year compared to 97.5% in the prior year and for 2004 were $77.7 million, an increase of $5.2 million, or 7.2%, compared to prior year operating expenses of $72.5 million. The increased operating expenses in 2004 were principally due to the increases in revenue in both of the operating businesses.

          Compensation expense as a percentage of revenue was 51.0% in the current year compared to 52.6% in the prior year and for 2004 was $43.4 million, an increase of $4.3 million, or 10.9% from the prior year period expense of $39.1 million. This dollar increase resulted from higher headcount, general increases in compensation rates and the cost of employee benefits. At December 31, 2004, we had 516 employees, compared to 493 employees at December 31, 2003.

          Data processing expense as a percentage of revenue was 5.7% in the current fiscal year compared to 6.3% in the prior fiscal year and for 2004 was $4.9 million, an increase of $0.2 million or 4.3% compared to the prior year expense of $4.7 million. The current year increase is primarily due to increased software costs.

          Occupancy expense as a percentage of revenue was 6.5% in the current year compared to 7.5% in the prior year and for 2004 was $5.5 million, a decrease of $0.1 million or 1.6% from the prior year expense of $5.6 million. This net decrease reflects the full impact of subletting one floor at our New York City headquarters and reducing office space in our Springfield, Illinois office partially offset by nominal increases in rent and other occupancy expenses.

          Direct project expense as a percentage of revenue was 16.4% in the current year compared to 17.4% in the prior year and for 2004 was $14.0 million, an increase of $1.1 million or 8.2% from the prior fiscal year expense of $12.9 million. This increase reflects a $2.3 million increase in expense related to Health Management Systems partially offset by a $1.2 million decrease in expense related to Accordis. The Health Management Systems increase resulted from greater participation of subcontractors related to revenue composition and growth. The Accordis decrease was principally due to the reversal of $1.7 million in bad debt expense due to the March 2005 settlement of two accounts receivable from the District of Columbia which had been fully reserved previously, a net $1.0 million reduction in subcontractor fees based on the particular mix of client engagements, and partially offsetting increases in temporary agency and subcontractor expenses of $1.5 million associated with new business.

          Other operating expenses as a percentage of revenue were 9.5% in the current year compared to 10.3% in the prior year and for 2004 were $8.1 million, an increase of $0.5 million or 6.7% compared to the prior year expense of $7.6 million. This net increase resulted from $0.8 million in expenses primarily for professional fees associated with Sarbanes-Oxley compliance partially offset by reductions of general corporate legal fees.

          There were no restructuring costs in the current year, compared to $0.4 million in the prior year, reflecting an additional charge associated with higher than estimated real estate taxes on sublet office space.

          Costs resulting from the United States Attorney’s investigation as a percentage of revenue were 2.1% in the current year compared to 2.9% in the prior year and for 2004 were $1.8 million, a decrease of $0.4 million or 18.6%

from the prior year expense of $2.2 million. This matter was settled in April 2004. See Part I, Item 3. Legal Proceedings.

          Operating income for the year ended December 31, 2004 was $7.5 million compared to $1.9 million for the prior year. The Accordis operating loss was $2.1 million for the year ended December 31, 2004 compared to an operating loss of $4.6 million in the prior year. Health Management Systems had an operating profit of $9.6 million for the year ended December 31, 2004 compared to an operating profit of $6.5 million in the prior year. The decrease in the Accordis operating loss largely reflects the increase in revenue partially offset by increased compensation and direct costs expense as discussed above. The increase in Health Management Systems operating profitability largely reflects the increase in revenue partially offset by increased direct costs and compensation expense as discussed above.

          In 2004, we recognized income tax expense of $115,000, principally an alternative minimum tax liability resulting from our utilization of existing net operating loss carryforwards to offset current taxable income. In 2003, we did not recognize any income tax expense or benefit against our net losses. We have incurred significant taxable losses in prior years. Most of our deferred income tax assets are in the form of net operating loss carry-forwards. A recoverability analysis was performed based on our recent taxable loss history and projections of future taxable operating results.

          Net interest income of $323,000 in fiscal year 2004 compared with $256,000 in the prior year reflects an increase in market interest rates.

          Income from continuing operations was $7.7 million in the current year compared with $2.1 million in the prior year. The $5.6 million increase in income largely reflects the increase in revenue partially offset by increases in operating expenses as discussed above.

Years Ended December 31, 2003 and 2002

          Continuing Operations:

          The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Operations expressed as a percentage of revenue:

	2003	2002
Revenue	100.0%	100.0%
Cost of services:
Compensation	52.6%	55.1%
Data processing	6.3%	8.7%
Occupancy	7.5%	8.5%
Direct project costs	17.4%	16.8%
Other operating costs	10.3%	14.0%
Restructuring costs	0.5%	1.3%
US Attorney investigation costs	2.9%	—

Total cost of services	97.5%	104.4%

Operating income (loss)	2.5%	(4.4)%
Net interest income	0.4%	0.8%

Income (loss) from continuing operations before income taxes	2.9%	(3.6)%
Income taxes	—	—

Income (loss) from continuing operations	2.9%	(3.6)%
Income from discontinued operations	0.3%	5.0%

Net income	3.2%	1.4%

          Revenue for the year ended December 31, 2003 was $74.4 million, an increase of $5.7 million or 8.4% compared to revenue of $68.6 million in the prior fiscal year ended December 31, 2002.

          Health Management Systems, which provides third party liability identification and recovery services to state Medicaid agencies, generated revenue of $37.1 million in 2003, a $4.8 million or 14.9% increase over the prior year revenue of $32.3 million. This increase primarily reflected $0.5 million of revenue during the current year from two new state clients and $1.6 million related to the expansion of services for an existing client. In addition, revenue increased by $3.8 million across the comparable client base reflecting specific non-recurring revenue opportunities with certain clients based on their particular needs, differences in the timing of when client projects were completed in the current year compared with the prior year, and changes in the volume, yields and scope of client projects. Non-recurring revenue opportunities are generally situations where we have an opportunity to earn additional revenue from a client which we do not expect will recur in the current year or which did not exist in the prior year. These increases were partially offset by a $1.1 million decrease in revenue resulting from the termination of two client relationships in the prior year.

          Accordis, which provides outsourced business office services for hospitals, generated revenue of $37.3 million in 2003, a $0.9 million or 2.6% increase from the prior year revenue of $36.3 million. This increase primarily consisted of $4.0 million of revenue from four new customers since the prior year period and a $2.0 million increase with four customers resulting from an expansion in the scope of services provided. These increases were partially offset by a decrease in revenue of $2.8 million across the comparable client base reflecting specific non-recurring revenue opportunities with certain clients based on their particular needs, differences in the timing of when client projects were completed in the current year compared with the prior year, and changes in the volume, yields and scope of client projects. There was also a reduction in revenue of $2.3 million associated with 12 terminated or inactive customer relationships. These decreases in revenue across the comparable client base and the decrease associated with terminated or inactive client relationships include an estimated permanent revenue loss in the second quarter of $1.2 million attributable to processing delays and other impacts of the redirection of operational resources to regulatory matters. See Part I-Item 3. Legal Proceedings.

          Operating expenses as a percentage of revenue were 97.5% in 2003 compared to 104.4% in the prior year and for 2003 were $72.5 million, an increase of $0.8 million, or 1.2%, compared to prior year operating expenses of $71.7 million. The increased operating expenses in 2003 were principally due to the increases in revenue in both of the operating businesses. As discussed below in more detail, legal fees associated with our response to the subpoena from the United States Attorney’s Office were substantially offset by several non-recurring charges in 2002.

          Compensation expense as a percentage of revenue was 52.6% in 2003 compared to 55.1% in the prior year and for 2003 was $39.1 million, an increase of $1.3 million, or 3.5% from the prior year period expense of $37.8 million. This dollar increase resulted from general increases in compensation rates and the cost of employee benefits. At December 31, 2003, we had 493 employees, compared to 506 employees at December 31, 2002. The current year headcount and related compensation expense reflects a shift to service center employees for the provision of business outsourcing services from higher paid information technology employees.

          Data processing expense as a percentage of revenue was 6.3% in 2003 compared to 8.7% in the prior fiscal year and for 2003 was $4.7 million, a decrease of $1.1 million or 21.3% compared to the prior year expense of $6.0 million. The prior year costs included $1.3 million associated with service development and system enhancement and reconfiguration activities that were terminated in the second quarter of 2002, including a charge of $0.6 million for the disposal and impairment of hardware and software items.

          Occupancy expense as a percentage of revenue was 7.5% in 2003 compared to 8.5% in the prior year and for 2003 was $5.6 million, a decrease of $0.3 million or 4.4% from the prior year expense of $5.9 million. This net decrease reflects subletting one floor at our New York City headquarters, partially offset by nominal increases in rent and other occupancy expenses.

          Direct project expense as a percentage of revenue was 17.4% in 2003 compared to 16.8% in the prior year and for 2003 was $12.9 million, an increase of $1.4 million or 12.4% from the prior fiscal year expense of $11.5 million. This increase reflects a $0.9 million increase in expense related to Accordis, and a $0.5 million increase in expense related to Health Management Systems. The Accordis increase was principally due to increased subcontractor expenses of $1.2 million and $0.4 million of increased mailing costs partially offset by a $0.5 million reduction in professional fees based on the particular mix of client engagements. The increase related to Health Management Systems is consistent with a 14.9% increase in revenues.

          Other operating expenses as a percentage of revenue were 10.3% in the current year compared to 14.0% in the prior year and for 2003 were $7.6 million, a decrease of $2.0 million or 20.9% compared to the prior year expense of $9.6 million. This net decrease resulted from (1) a decrease of $1.2 million primarily for consulting and professional service fees associated with a service development initiative and a system reconfiguration effort, both of which were terminated in the second quarter in 2002; (2) a decrease of $0.7 million relating to expense in the prior year period related to certain stock option grants to members of the Board of Directors; and (3) a reduction in all other expenses of $0.1 million.

          Restructuring costs as a percentage of revenue were 0.5% in the current year compared to 1.3% in the prior year and in 2003 were $0.4 million, a decrease of $0.5 million from 2002. Restructuring costs in 2002 reflect: (1) an $0.8 million restructuring charge associated with reducing the amount of office space we occupy at our headquarters in New York City based on an executed sublease and (2) an additional $0.1 million in facility exit costs associated with the closure of our Washington, D.C. office. In 2003, restructuring charges reflect an additional $0.4 million associated with higher than estimated real estate taxes on sublet office space.

          Costs resulting from the United States Attorney’s investigation as a percentage of revenue were 2.9% or $2.2 million in 2003. There were no similar costs in 2002.

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

          Net interest income of $0.3 million in fiscal year 2003 compared with $0.5 million in the prior year reflects a shift to shorter term investments and a reduction in market interest rates.

          Income from continuing operations was $2.1 million in 2003 compared with a loss of $2.5 million in the prior year. The $4.6 million increase in income largely reflects the reduction of non-recurring charges, restructuring charges, asset impairments and asset write-offs during the current fiscal year discussed above as well as the effects of increased revenue, particularly in our Health Management Systems business.

          Discontinued Operations

          As more fully discussed in Part 1. Item 1. Business, Note 1(b) and Note 12(b) of the Notes to Consolidated Financial Statements, we reported the results of PSG and DSG as discontinued operations for all periods presented. Income from discontinued operations in 2002 of $3.5 million was principally attributable to (1) a $2.7 million termination fee which was not included in the original loss on disposal estimate for PSG, (2) a reduction in the estimated loss on disposal of PSG of $0.4 million based on actual operating results, and (3) $0.3 million resulting from the favorable resolution of certain DSG operating liabilities. Income from discontinued operations for PSG in 2003 of $0.2 million reflects the actual operating results for that period which were not previously included in the estimated loss on disposal estimate for PSG.

Off-Balance Sheet Arrangements

          We do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

          Historically, our principal sources of funds are operations. At December 31, 2004, our cash and cash equivalents and short-term investments and working capital were $31.7 million and $42.2 million, respectively. Although we expect that operating cash flows will be a primary source of liquidity, the current significant cash and short term investment balances and working capital position are also fundamental sources of liquidity and capital resource. The current cash and cash equivalents and short term investment balances are more than sufficient to meet our short term funding needs that are not met by operating cash flows. Operating cash flows could be adversely affected by a decrease in demand for our services. Our typical customer relationship, however, usually has a duration of several years, such that we do not expect any current decrease in demand. We estimate that we will purchase approximately $3.6 million of property and equipment during 2005, which is consistent with the amount purchased in the current year. The payments due by period for our contractual obligations, consisting principally of facility lease obligations and equipment rental and software license obligations, are as follows (in thousands):

		Less than
	Total	One Year	2-3 Years	4-5 Years	After 5 years
Operating leases	$34,012	$5,663	$8,781	$6,982	$12,586

          We have entered into sublease arrangements for some of our facility obligations and expect to receive the following rental receipts (in thousands):

	Less than
Total	One Year	2-3 Years	4-5 Years	After 5 years
$7,935	$2,273	$2,429	$1,153	$2,080

          For the year ended December 31, 2004, cash provided by operations was $7.0 million compared with $1.5 million for the prior year. The current year cash provided by operations of $7.0 million primarily results from $7.7 million of net income plus depreciation and amortization charges of $2.3 million, and an increase in current liabilities of $3.6 million reduced by an increase in accounts receivable of $6.7 million. During the current year, cash used in investing activities was $26.5 million reflecting the net purchase of $22.4 million in short term investments (which was reclassified to short-term investments from cash and cash equivalents), purchases of $3.7 million for property and equipment, and a $0.4 million investment in software.

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

          We provide the following risk factor disclosures in connection with our continuing effort to qualify our written and oral forward-looking statements for the safe harbor protection of the Reform Act and any other similar safe harbor provisions. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include the following:

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

We Are Subject To Government Regulation In Our Collections Services

          The collection industry in the United States is regulated both at the federal and state level. In addition to specific regulation regarding debts for healthcare services and among other collection regulations, the Federal Fair Debt Collection Practices Act (FFDCPA) regulates any person who regularly collects or attempts to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person. The FFDCPA establishes specific guidelines and procedures that debt collectors must follow in communicating with consumer debtors, including the time, place and manner of such communications and places restrictions on communications with individuals other than consumer debtors in connection with the collection of any consumer debt. Additionally, the FFDCPA contains various notice and disclosure requirements and prohibits unfair or misleading representations by debt collectors. Many states require that we be licensed as a debt collection company and we believe that we are currently hold applicable licenses from all states where required. If we fail to comply with applicable laws and regulations, it could result in the suspension or termination of our ability to conduct collections, which would have a material adverse effect on us.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

          Our holdings of financial instruments consist of municipal auction rate securities at December 31, 2004 and are classified as short-term investments and have contractual maturities between 2030 through 2044. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our investment portfolio represents funds held temporarily, pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while, at the same time, seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers.

          The table below presents the historic cost basis, and the fair value for our investment portfolio as of December 31, 2004, and the related weighted average interest rates (in thousands):

	Total	Total
	Historical Cost	Fair Value

Municipal auction rate securities	$22,500	$22,500
Average interest rate	2.40%

Item 8. Financial Statements and Supplementary Data

          The information required by Item 8 is found on pages 32 to 53 of this report.

Item 9. Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

          None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

          Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

          Our principal executive officer and principal accounting officer also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004. That evaluation did not identify any changes that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

          Our independent auditors, KPMG LLP (KPMG), who have audited and reported on our financial statements, issued a report on our assessment of our internal control over financial reporting and on the effectiveness of our internal control over financial reporting. KPMG’s reports are included in this annual report.

Item 9B. Other Information

          None.

PART III

Item 10. Directors and Executive Officers of the Registrant

          The information required by Item 10 will be included in our Proxy Statement for the 2005 Annual Meeting of Shareholders which will be mailed within 120 days after the close of our year ended December 31, 2004, and is hereby incorporated herein by reference to such Proxy Statement.

Item 11. Executive Compensation

          The information required by Item 11 will be included in our Proxy Statement, which will be mailed within 120 days after the close of our year ended December 31, 2004, and is hereby incorporated herein by reference to such Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

          The information required by Item 12 will be included in our Proxy Statement, which will be mailed within 120 days after the close of our year ended December 31, 2004, and is hereby incorporated herein by reference to such Proxy Statement.

Item 13. Certain Relationships and Related Transactions

          The information required by Item 13 will be included in our Proxy Statement, which will be mailed within 120 days after the close of our year ended December 31, 2004, and is hereby incorporated herein by reference to such Proxy Statement.

Item 14. Principal Accountant Fees and Services

          The information required by Item 14 will be included in our Proxy Statement, which will be mailed within 120 days after the close of our year ended December 31, 2004, and is hereby incorporated herein by reference to such Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

A.	Financial Statements, Financial Statement Schedule and Exhibits

1.	The financial statements are listed in the Index to Consolidated Financial Statements on page 32.

2.	Financial Statement Schedule II – Valuation and Qualifying Accounts is set forth on page 54. All other financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

3.	The Exhibits are set forth on the Exhibit Index on page 55.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMS Holdings Corp.

(Registrant)

By:	/s/ William F. Miller, III

William F. Miller, III
Chairman and Chief Executive Officer

Date:	March 25, 2005

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William F. Miller, III William F. Miller, III	Chairman, Chief Executive Officer, and Director (Principal Executive Officer)	March 25, 2005

/s/ Thomas G. Archbold Thomas G. Archbold	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2005

/s/ Randolph G. Brown Randolph G. Brown	Director	March 25, 2005

/s/ James T. Kelly James T. Kelly	Director	March 25, 2005

/s/ William W. Neal William W. Neal	Director	March 25, 2005

/s/ Galen D. Powers Galen D. Powers	Director	March 25, 2005

/s/ Ellen A. Rudnick Ellen A. Rudnick	Director	March 25, 2005

/s/ Richard H. Stowe Richard H. Stowe	Director	March 25, 2005

HMS HOLDINGS CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
HMS Holdings Corp.:

We have audited the consolidated financial statements of HMS Holdings Corp. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HMS Holdings Corp. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of HMS Holdings Corp.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 25, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

New York, New York
March 25, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
HMS Holdings Corp.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that HMS Holdings Corp. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). HMS Holdings Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that HMS Holdings Corp. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, HMS Holdings Corp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HMS Holdings Corp and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 25, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
March 25, 2005

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$9,196	$26,615
Short-term investments	22,500	100
Accounts receivable, net	24,049	17,331
Prepaid expenses and other current assets	3,296	3,441

Total current assets	59,041	47,487

Property and equipment, net	4,924	3,123
Goodwill, net	5,679	5,679
Deferred income taxes, net	6,939	6,551
Other assets	80	283

Total assets	$76,663	$63,123

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$14,894	$11,290

Total current liabilities	14,894	11,290

Other liabilities	1,371	1,226

Total liabilities	16,265	12,516

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock - $.01 par value; 45,000,000 shares authorized; 20,980,331 shares issued and 19,335,415 shares outstanding at December 31, 2004; 20,042,421 shares issued and 18,397,505 shares outstanding at December 31, 2003;	210	200
Capital in excess of par value	77,237	75,167
Accumulated deficit	(7,761)	(15,472)
Treasury stock, at cost; 1,644,916 shares at December 31, 2004 and at December 31, 2003	(9,288)	(9,288)

Total shareholders’ equity	60,398	50,607

Total liabilities and shareholders’ equity	$76,663	$63,123

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Year	Year	Year
	ended	ended	ended
	December 31,	December 31,	December 31,
	2004	2003	2002
Revenue	$85,193	$74,361	$68,614

Cost of services:
Compensation	43,421	39,140	37,834
Data processing	4,889	4,686	5,951
Occupancy	5,511	5,600	5,858
Direct project costs	13,971	12,909	11,484
Other operating costs	8,127	7,618	9,626
Restructuring costs	—	352	903
US Attorney investigation costs	1,771	2,176	—

Total cost of services	77,690	72,481	71,656

Operating income (loss)	7,503	1,880	(3,042)

Net interest income	323	256	517

Income (loss) from continuing operations before income taxes	7,826	2,136	(2,525)
Income taxes	115	—	—

Income (loss) from continuing operations	7,711	2,136	(2,525)
Income from discontinued operations, net	—	212	3,460

Net income	$7,711	$2,348	$935

Basic income per share data:
Income (loss) per share from continuing operations	$0.40	$0.12	$(0.14)
Income per share from discontinued operations	—	0.01	0.19

Net income per basic share	$0.40	$0.13	$0.05

Weighted average common shares outstanding, basic	19,074	18,330	18,199

Diluted income per share data:
Income (loss) per share from continuing operations	$0.35	$0.11	$(0.14)
Income per share from discontinued operations	—	0.01	0.19

Net income per diluted share	$0.35	$0.12	$0.05

Weighted average common shares, diluted	22,275	20,132	18,199

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share amounts)

					Retained	Accumulated			Note
	Common Stock		Capital In	Unearned	Earnings/	Other			Receivable	Total
	# of Shares	Par	Excess Of	Stock	Accumulated	Comprehensive	Treasury Stock		from Sale	Shareholders’
	Issued	Value	Par Value	Compensation	Deficit	Income/(Loss)	# of Shares	Amount	of Stock	Equity
Balance at December 31, 2001	19,332,089	$193	$73,550	($128)	($18,755)	($42)	1,317,016	($8,315)	($722)	$45,781
Comprehensive income:
Net income	—	—	—	—	935	—	—	—	—	935
Change in net unrealized appreciation on short-term investments	—	—	—	—	—	50	—	—	—	50

Total comprehensive income										985

Repayment of note receivable	—	—	—	—	—	—	—	—	361	361
Shares issued under employee stock purchase plan	49,983	1	128	—	—	—	—	—	—	129
Exercise of stock options	503,318	5	710	—	—	—	—	—	—	715
Purchase of treasury stock	—	—	—	—	—	—	292,100	(869)	—	(869)
Remeasurement of unearned stock compensation	—	—	46	(46)	—	—	—	—	—	—
Stock compensation expense	—	—	525	141	—	—	—	—	—	666

Balance at December 31, 2002	19,885,390	$199	$74,959	($33)	($17,820)	$8	1,609,116	($9,184)	($361)	$47,768
Comprehensive income:
Net income	—	—	—	—	2,348	—	—	—	—	2,348
Change in net unrealized appreciation on short-term investments	—	—	—	—	—	(8)	—	—	—	(8)

Total comprehensive income										2,340
Repayment of note receivable	—	—	—	—	—	—	—	—	361	361
Shares issued under employee stock purchase plan	17,380	—	48	—	—	—	—	—	—	48
Exercise of stock options	139,651	1	191	—	—	—	—	—	—	192
Purchase of treasury stock	—	—	—	—	—	—	35,800	(104)	—	(104)
Remeasurement of unearned stock compensation	—	—	(31)	31	—	—	—	—	—	—
Stock compensation expense	—	—	—	2	—	—	—	—	—	2

Balance at December 31, 2003	20,042,421	$200	$75,167	$—	($15,472)	$—	1,644,916	($9,288)	$—	$50,607
Net and comprehensive income:	—	—	—	—	7,711	—	—	—	—	7,711
Disqualifying dispositions	—	—	41	—	—	—	—	—	—	41
Exercise of stock options	937,910	10	2,029	—	—	—	—	—	—	2,039

Balance at December 31, 2004	20,980,331	$210	$77,237	$—	($7,761)	$—	1,644,916	($9,288)	$—	$60,398

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year	Year	Year
	ended	ended	ended
	December 31,	December 31,	December 31,
	2004	2003	2002
Operating activities:
Net income	$7,711	$2,348	$935
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(212)	(3,460)
Depreciation and amortization	2,251	2,555	2,518
Loss on disposal and write-off of capitalized software costs and property and equipment	31	35	693
Provision (credit) for doubtful accounts	(1,395)	300	311
Stock compensation expense	—	2	666
Changes in assets and liabilities:
Increase in accounts receivable	(5,323)	(2,319)	(2,903)
(Increase) decrease in prepaid expenses and other current assets	(243)	135	1,213
Decrease in other assets	203	71	296
Increase (decrease) in accounts payable, accrued expenses and other liabilities	3,749	(1,382)	39

Net cash provided by operating activities	6,984	1,533	308

Investing activities:
Purchases of property and equipment	(3,674)	(801)	(3,429)
Investment in software	(409)	—	—
Purchases of short-term investments	(22,500)	—	—
Proceeds of short-term investments	100	1,000	2,964

Net cash provided by (used in) investing activities	(26,483)	199	(465)

Financing activities:
Proceeds from issuance of common stock	—	48	129
Proceeds from exercise of stock options	2,080	192	715
Repayment of note receivable from officer for purchase of common stock	—	361	361
Purchases of treasury stock	—	(104)	(869)

Net cash provided by financing activities	2,080	497	336

Net increase (decrease) in cash and cash equivalents	(17,419)	2,229	179
Cash and cash equivalents at beginning of period	26,615	24,174	21,020
Cash provided by discontinued operations	—	212	2,975

Cash and cash equivalents at end of period	$9,196	$26,615	$24,174

Supplemental disclosure of noncash investing and financing activities:
Change in unearned compensation	$—	(31)	46

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$135	$8	$215

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

     (b) Basis of Presentation and Principles of Consolidation

     (i) Discontinued Operations of Business Segments

     During 2001, the Company sold its Decision Support Group (DSG) business unit and implemented a formal plan to proceed with an orderly closure of the Payor Systems Group (PSG) business unit. In prior periods, DSG and PSG had been separate reportable segments. The historical operating results of DSG and PSG have been reported as discontinued operations in the accompanying Consolidated Statements of Operations.

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

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     (g) Goodwill

     Goodwill, representing the excess of acquisition costs over the fair value of net assets of acquired businesses, is not amortized but is reviewed for impairment at least annually and written down only in the periods in which it is determined that the recorded value is greater than its fair value. Fair value is based on a projection of the estimated discounted future net cash flows expected to result from the acquired business, using a discount rate reflective of our cost of funds. For the purposes of performing this impairment test, the Company’s business segments are its reporting units. The fair values of the Company’s reporting units, to which goodwill has been assigned, is compared with their recorded values. If recorded values are less than the fair values, no impairment is indicated.

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

     (i) Income Taxes

     Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits for net operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. The Company provides a valuation allowance to reduce deferred tax assets to its estimated realizable value.

     (j) Net Income Per Common Share

     Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. The Company had weighted average common shares and common stock equivalents outstanding during the years ended December 31, 2004, 2003 and 2002, of 19,074,000, 18,330,000 and 18,199,000, respectively for weighted average common shares, and 3,201,000, 1,802,000 and 2,254,000, respectively for common stock equivalents. In 2002, the common stock equivalents are excluded from the weighted average shares used to compute diluted net loss per share as they would be antidilutive to the per share calculation. The Company’s common stock equivalents consist of stock options.

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

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In 2003, Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104) replaced SAB 101. The provisions of SAB 104 related to the Company’s revenue recognition policy as discussed above were unchanged from SAB 101.

     EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” requires contracts with multiple deliverables to be divided into separate units of accounting if certain criteria are met. While EITF 00-21 has not had a material impact on the Company’s financial statements, the Company applies the guidance therein and recognizes revenue on multiple deliverables as separate units of accounting if the criteria are met.

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

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in thousands, except per share amounts)	2004	2003	2002
Net income, as reported	$7,711	$2,348	$935
Stock-based employee compensation expense included in reported net income	—	—	—
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(1,363)	$(2,403)	$(1,686)

Pro forma net income (loss)	$6,348	$(55)	$(751)

Net income (loss) per basic share: As reported	$0.40	$0.13	$0.05
Pro forma	$0.33	$—	$(0.04)

Net income (loss) per diluted share: As reported	$0.35	$0.12	$0.05
Pro forma	$0.28	$—	$(0.04)

     The effect presented above by applying the disclosure-only provisions of SFAS 123 may not be representative of the pro forma effect in future years.

     The weighted average fair value of the stock options granted for the years ended December 31, 2004, 2003, and 2002 were $3.87, $1.69 and $1.82, respectively. The fair value of the stock options granted in the years ended December 31, 2004, 2003 and 2002 is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0% (the Company does not pay dividends); expected volatility of 62.3%, 61.1% and 65.1%; a risk-free interest rate of 4.03%, 3.25% and 2.8%, and expected lives of 5.98, 5.97 and 4.69 years, respectively.

     (m) Fair Value of Financial Instruments

     The carrying amounts for the Company’s cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value due to their short-term nature. The fair market value for short-term securities is based on quoted market prices where available.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (n) Comprehensive Income

     Other comprehensive income recorded by the Company is comprised of unrealized gains and losses on short-term investments.

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

     (q) New Accounting Pronouncement

     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R must be adopted no later than the first interim or annual period beginning after June 15, 2005.

     As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations. The impact of the adoption of SFAS No. 123R cannot be determined at this time because it will depend upon levels of share-based payments granted in the future. However had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact as described in the disclosure of pro forma net (loss) income and net (loss) income per share pursuant to SFAS No. 123 in Note 1. (l) of Notes to Consolidated Financial Statements.

2.	Short-Term Investments

     The table below presents the historical cost basis, and the fair value for the Company’s investment portfolio at December 31, 2004 and 2003 (in thousands):

	Historical	Fair
	Cost	Value
December 31, 2004: Municipal Auction Rate Securities	$22,500	$22,500

December 31, 2003: Fixed Income Governmental Securities	$100	$100

     The Company’s holdings of short-term investments at December 31, 2004 consist of municipal auction rate securities of high credit quality and have contractual maturities between 2030 and 2044. All such instruments are classified as securities available for sale.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Accounts Receivable

     (a) Amounts due from the District of Columbia

     In 2001, the Company recognized bad debt expense in the total amount of $2.7 million for the full amount of outstanding accounts receivable from the District. This $2.7 million of accounts receivable consisted of $1.6 million for retroactive Disproportionate Share Hospital (DSH) revenue recovery services for the D.C. Medicaid program, and $1.1 million for retroactive Medicaid rate adjustment services rendered to D.C. General Hospital, which amount was included in the allowance for doubtful accounts at December 31, 2003.

     On March 8, 2005, the Company received $2.4 million in settlement of two accounts receivable from the District of Columbia (the District or DC) and also recognized contingent recovery fees and settlement expenses approximating $0.7 million resulting from this settlement. Although this settlement was negotiated and received subsequent to December 31, 2004, the Company reflected it in the 2004 results of operations as the subsequent settlement of this litigation eliminated the need for a bad debt allowance against these accounts receivable at December 31, 2004. Accordingly, the Company adjusted accounts receivable at December 31, 2004 to $2.4 million, the amount of the settlement, and reduced bad debt expense by $1.7 million, which is included in direct project costs.

     (b) Allowance for Doubtful Accounts

     Accounts receivable are reflected net of an allowance for doubtful accounts of $0.9 million and $3.5 million at December 31, 2004 and 2003, respectively. The reduction in the allowance for doubtful accounts is primarily due to the $2.7 million reduction resulting from the DC settlement discussed above.

4.	Property and Equipment

     Property and equipment as of December 31, 2004 and 2003 consisted of the following (in thousands):

	December 31,	December 31,
	2004	2003
Equipment	$12,779	$10,697
Leasehold improvements	4,361	4,252
Furniture and fixtures	4,328	4,163

	21,468	19,112
Less accumulated depreciation and amortization	(16,544)	(15,989)

Property and equipment, net	$4,924	$3,123

     Depreciation and amortization expense related to property and equipment charged to operations for the years ended December 31, 2004, 2003 and 2002, was $2.3 million, $2.6 million and $2.5 million, respectively.

5.	Goodwill

     Goodwill as of December 31, 2004 and 2003 was $5.7 million.

     Effective January 1, 2002, the Company adopted SFAS 142. SFAS 142 eliminates amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and intangible assets. As a result of adoption, amortization ceased for goodwill. Since adoption, no impairment losses have been recorded.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Accounts Payable, Accrued Expenses and Other Liabilities

     Accounts payable, accrued expenses and other liabilities as of December 31, 2004 and 2003 consisted of the following (in thousands):

	2004	2003
Accounts payable, trade	$4,871	$2,722
Accrued compensation	4,500	3,845
Accrued direct project costs	1,908	1,399
Accrued restructuring costs	1,337	1,442
Accrued software license obligations	—	441
Accrued legal fees	800	325
Accrued other expenses	1,478	1,116

	$14,894	$11,290

     As of December 31, 2004 and 2003, $1.1 million and $1.0 million, respectively, were included in other liabilities (long-term) related to the Company’s recognizing of rental expenses on the Company’s facility leases on a straight-line basis.

7.	Income Taxes

     The current income tax expense for the periods applicable was allocated as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002
Federal tax expense	$80	$—	$—
State tax expense	35

Total tax expense	$115	$—	$—

     The current income tax expense in 2004 principally arises from Alternative Minimum Tax requirements. There was no income tax expense (benefit) from continuing operations for the years ended December 31, 2003 and 2002.

     A reconciliation of the income tax expense (benefit) calculated using the applicable federal statutory rates to the actual income tax expense (benefit) from continuing operations follows (in thousands):

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended
	December 31,
	2004	%	2003	%	2002	%
Income tax expense (benefit):
Computed at federal statutory rate	$2,661	34.0	$726	34.0	$(859)	(34.0)
State and local tax expense, net of federal benefit	619	7.9	196	9.2	(171)	(6.8)
Municipal interest	—	—	(4)	(0.2)	(48)	(1.9)
Increase (decrease) in valuation allowance	(3,055)	(39.0)	(1,142)	(53.5)	1,412	55.9
Benefit of subsidiary merger	—	—	—	—	(330)	(13.0)
Other, net	(110)	(1.4)	224	10.5	(4)	(0.2)

Total income tax expense (benefit)	$115	1.5	$—	—	$—	—

     Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 were as follows (in thousands):

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,	December 31,
	2004	2003
Deferred tax assets:
Allowance for doubtful accounts	$659	$1,675
Property and equipment	916	1,230
Restructuring cost	723	873
Goodwill and other intangibles	1,095	1,342
Software	534	631
Federal and state net operating loss carryforwards	9,195	10,867
Deferred stock compensation	417	338
Deferred rent	441	271
Other	669	334

Total deferred tax assets before valuation allowance	14,649	17,561
Less valuation allowance	(5,557)	(8,612)

Total deferred tax assets after valuation allowance	9,092	8,949

Deferred tax liabilities:
Capitalized research and development cost	172	29

Total deferred tax liabilities	172	29

Total net deferred tax assets	$8,920	$8,920

Net current deferred tax assets	$1,981	$2,369
Net non-current deferred tax assets	6,939	6,551

Total net deferred tax assets	$8,920	$8,920

     At December 31, 2004, the Company had net operating loss carry-forwards of $19.1 million and $32.9 million, which are available to offset future federal and state/local taxable income, respectively. Of the federal amount, $1.6 million is subject to annual limitation of $266,000 under Internal Revenue Code Section 382. The federal and state/local net operating loss carry-forwards expire between years 2008 through 2023. In addition, approximately $2.9 million of the federal and state net operating loss and $1.2 million of the valuation allowance (tax effected) pertains to stock option exercises for which any subsequent utilization will be recorded as an adjustment to additional paid-in capital.

     During the year ended December 31, 2003, the Company recognized a decrease in the valuation allowance of $1.2 million related to the Company’s ability to realize its deferred tax assets. During the year ended December 31, 2004, the Company recognized a decrease in the valuation allowance of $3.1 million principally related to the Company’s utilization of net operating loss carry-forwards (NOLs) to offset 2004 income. The resultant valuation allowance balance of $5.6 million is specifically associated with the Company’s NOLs, which account for the majority of the Company’s deferred tax assets. The Company believes the available objective evidence, principally its recent taxable losses, creates sufficient uncertainty regarding the realizability of its NOLs, that it is more likely than not, that some of the NOLs are not realizable. The Company determined the amount of the valuation allowance based on its assessment of the recoverability of the deferred tax assets by projecting future taxable income. The projection included the reversal of known temporary differences, and reflected managements’ estimates of future results of operations after considering the significant changes in the Company’s business represented by the business divestitures, sales of assets, and operational and infrastructure restructurings as discussed in Note 12. The realizability of the Company’s deferred tax assets and the corresponding valuation allowance will be adjusted in the future based on the Company’s actual taxable income results and updated estimates of future taxable income. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of valuation allowance, based on its projection of future operating results.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Equity

     (a) Common Stock

     The terms of the Company’s authorized capital are identical in all material respects to the terms of Health Management Systems, Inc. authorized capital stock prior to the shareholder approval of the holding company structure.

     (b) Treasury Stock

     On May 28, 1997, the Board of Directors authorized the Company to repurchase such number of shares of its common stock that have an aggregate purchase price not to exceed $10 million. The Company is authorized to repurchase these shares from time to time on the open market or in negotiated transactions at prices deemed appropriate by the Company. Repurchased shares are deposited in the Company’s treasury and used for general corporate purposes. During the year ended December 31, 2004, the Company did not repurchase any shares of common stock. During the year ended December 31, 2003, the Company repurchased a total of 35,800 shares of common stock for $104,000 at an average price of $2.93 per share. During the year ended December 31, 2002, the Company repurchased a total of 292,100 shares of common stock for $869,000 at an average price of $2.97 per share. Since the inception of the repurchase program in June 1997, the Company has repurchased 1,644,916 shares of common stock at an average price of $5.65 per share having an aggregate purchase price of $9.3 million.

     (c) Preferred Stock

     The Company’s certificate of incorporation, as amended, authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock with such designations, rights and preferences as may be determined by the Company’s Board of Directors. As of December 31, 2004 no preferred stock had been issued.

9.	Employee Benefit Plan

     The Company sponsors a benefit plan to provide retirement benefits for its employees known as the HMS Holdings Corp. 401(k) Plan (the 401(k) Plan). Participants may make voluntary contributions to the 401(k) Plan of up to 60% of their annual base pre-tax compensation not to exceed the federally determined maximum allowable contribution. The 401(k) Plan permits discretionary Company contributions. The Company contributions are not in the form of the Company’s common stock and participants are not permitted to invest their contributions in the Company’s stock. For the years ended December 31, 2004, 2003 and 2002 the Company contributions to the 401(k) Plan were $609,000, $467,000, and $451,000, respectively.

10.	Stock-Based Compensation Plans

     (a) 1999 Long-Term Incentive Plan

     The Company’s 1999 Long-Term Incentive Stock Plan (the Plan), was approved by the Company’s shareholders at the Annual Meeting of Shareholders held on March 9, 1999. The primary purposes of the Plan are (i) to promote the interests of the Company and its shareholders by strengthening the Company’s ability to attract and retain highly competent individuals to serve as Directors, officers and other key employees and (ii) to provide a means to encourage stock ownership and proprietary interest by such persons. The Plan provides for the grant of (a) options to purchase shares of the Company’s common stock at an exercise price no less than 100% of the fair market value of the Company’s common stock; (b) stock appreciation rights (SAR) representing the right to receive a payment, in cash, shares of common stock, or a combination thereof, equal to the excess of the fair market value of a specified number of shares of the Company’s common stock on the date the SAR is exercised over the fair market value of such shares on the date the SAR was granted; or (c) stock awards made or valued, in whole or in part, by reference to shares of common stock. Options are granted under the Plan with various vesting provisions up to five years, including time based and/or performance based vesting periods. Stock options currently outstanding become exercisable and expire at various dates through April 2014. Options expire ten years after the date of grant. As of December 31, 2004, no SAR’s or stock purchase awards had been granted. At the June 4, 2003 Annual Meeting of Shareholders, the shareholders approved an increase in the number of shares of common stock available for issuance

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

under the Plan to 6,251,356 from 4,751,356. The Plan expires in January 2009. As of December 31, 2004, there were approximately 988,000 options available for grant under the Plan.

     On December 15, 2000, two members of the Board of Directors were each granted 100,000 options under the Plan for additional consulting service beyond their status as board members for participation in the Company’s strategic review, divestiture assessment and operational re-engineering. The Company therefore recognized compensation expense for these options using variable stock option accounting. Based on the fair value of the options using the Black-Scholes option pricing model, the Company recorded stock compensation expense totaling $2,000 and $141,000 for the years ended December 31, 2003 and 2002, respectively, as a component of other operating costs in the accompanying Consolidated Statements of Income.

     (b) 1995 Non-Employee Director Stock Option Plan

     The Company’s 1995 Non-Employee Director Stock Option Plan (the NEDP) was adopted by the Board of Directors on November 30, 1994. Under the NEDP, directors of the Company who are not employees of the Company or its subsidiaries may be granted options to purchase 1,500 shares of common stock of the Company during the fourth quarter of each year commencing with fiscal year 1995. Options for the purchase of up to 112,500 shares of common stock may be granted under the NEDP and the Company will reserve the same number of shares for issuance. The options available for grant are automatically increased to the extent any granted options expire or terminate unexercised. The last awards under the NEDP were in October 2000. As of December 31, 2004 and 2003, 36,000 and 39,000 options were outstanding, respectively. As of December 31, 2004, there were approximately 74,000 options available for grant under the NEDP.

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

     (d) Summary of Options

     Presented below is a summary of the Company’s options for the years ended December 31, 2004, 2003 and 2002 (in thousands, except per share amounts):

	December 31, 2004		December 31, 2003		December 31, 2002
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price
Outstanding at beginning of period	6,336	$2.68	5,625	$2.65	5,782	$2.76
Granted	50	6.39	980	2.97	1,448	3.32
Exercised	(938)	2.17	(140)	1.38	(503)	1.42
Cancelled	(167)	4.15	(129)	5.05	(1,102)	4.66

Outstanding at end of period	5,281	$2.75	6,336	$2.68	5,625	$2.65

Weighted average fair value of options granted (Black-Scholes)		$3.87		$1.69		$1.82

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes information for stock options outstanding at December 31, 2004 (in thousands, except per share data):

		Weighted	Weighted		Weighted
Range of	Number	average	average		average
exercise	outstanding as of	remaining	exercise	Number	exercise
prices	December 31, 2004	contractual life	price	exercisable	price
$1.07	315	5.96	$1.07	315	$1.07
1.19	700	6.24	1.19	700	1.19
1.27-1.31	775	6.04	1.31	775	1.31
1.50 - 1.96	227	6.57	1.73	227	1.73
2.48	905	7.08	2.48	905	2.48
2.76-2.92	571	8.83	2.91	365	2.91
3.05 - 3.10	193	8.70	3.06	122	3.05
3.41	812	7.97	3.41	812	3.41
3.55-5.88	316	5.59	4.70	211	4.89
6.32 - 23.00	467	4.22	6.89	425	6.93

$1.07 - $23.00	5,281	6.77	$2.75	4,857	$2.68

     (e) Employee Stock Purchase Plan

     For the years ended December 31, 2003 and 2002 employees purchased 17,380 and 49,983, respectively, of common stock pursuant to the Health Management Systems, Inc. Employee Stock Purchase Plan (the ESPP) for aggregate consideration of $48,000 and $129,000, respectively.

     As of December 31, 2002, the ESPP was discontinued as substantially all of the shares reserved for issuance by the Board of Directors had been issued. Shares issued in 2003 were purchased with amounts withheld from employees in 2002.

11.	Transactions with Officers and Other Related Parties

     (a) Transactions with Chief Executive Officer

     As a condition of joining the Company, the Chief Executive Officer was provided financing to acquire 550,000 common shares directly from the Company at $1.31 per share, the then current market price. In January 2001, the Company’s former Accelerated Claims Processing, Inc. subsidiary, a Delaware corporation, provided this financing, in the form of a full recourse note in the amount of $722,000, bearing interest at the rate of 6.5% per annum, payable in two equal annual installments commencing January 2002. The first installment of $361,000 in principal and $46,000 in interest was received in January 2002. The second and final installment of $361,000 in principal and $24,000 in interest was received in January 2003. The sale of common stock was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) of that Act relating to transactions not involving a public offering.

     (b) Separation Agreement with Former Chief Executive Officer

     Pursuant to the terms of a Separation Agreement executed in October 2000, the Company provided separation compensation to the former Chief Executive Officer of $1.5 million and an additional payment of $150,000 in exchange for his non-compete through April 2006. The agreement also provides for full salary continuation for two years at an annual rate of $364,000, a consulting arrangement for $50,000 per year thereafter until April 2006, and health insurance coverage for the related periods. As of December 31, 2004 and 2003, $90,000 and $152,000, respectively, remained as liabilities pursuant to the terms of the agreement.

     (c) Related Party Transactions

     The Company incurred approximately $259,000, $89,000 and $61,000 for the years ended December 31, 2004, 2003 and 2002, respectively, in fees to a law firm at which one director of the Company is a senior partner.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2004 amounts include contingent fees of approximately $235,000 incurred in connection with the settlement of the DC litigation discussed in Note 3.

12.	Restructurings and Discontinued Operations

     (a) Restructurings

     In December 2001, the Company recognized a restructuring charge of $1.8 million consisting of $1.3 million for facility costs associated with reducing the amount of space the Company occupies at its headquarters in New York City, and $500,000 for severance costs associated with reducing 20 employees in the information technology and facilities maintenance departments. In December 2002, the Company increased this restructuring charge by $800,000 for additional facilities costs associated with reducing its New York City office space based on an executed sublease. In December 2003, the Company increased this restructuring charge by $352,000 reflecting higher than forecasted real estate taxes. As of December 31, 2004 and 2003, $1.3 million and $1.4 million respectively, remained as accrued liabilities.

     The following table presents a summary of the activity in accrued liabilities for restructuring charges (in thousands):

New York Leased
Space Reduction
Balance at December 31, 2002	$2,088
Cash payments	(999)
Provision	352

Balance at December 31, 2003	1,441
Cash payments	(104)
Provision	—

Balance at December 31, 2004	$1,337

     (b) Discontinued Operations of Business Segments

     (i) Discontinuance of Payor Systems Group

     In 2001, the Company implemented a formal plan to proceed with an orderly closing of its Payor Systems Group (PSG). The Company’s formal plan of discontinuance included provisions for on-going service to existing clients according to the current contract terms while pursuing early release from existing contract relationships or opportunities to assign the contracts to other service providers. In 2002, the Company received a $2.7 million termination fee, which was not included in the disposal estimate. In addition, the Company reduced the estimated loss on disposal by $448,000, based on actual operating results from 2002. Consequently, the Company recognized income from discontinued operations, in the accompanying Consolidated Statement of Operations, of $3.1 million in 2002. In 2003, based on the actual results of operations, the Company recognized $212,000 of income from discontinued operations.

     (ii) Sale of Decision Support Group

     In 2001, the Company sold its healthcare decision support software systems and services business, Health Care microsystems, Inc. (HCm), a wholly owned subsidiary, which operated as the Company’s Decision Support Group (DSG) business segment, to HCm’s executive management team, resulting in a gain of $1.6 million. In 2002, the Company increased the estimated gain on the disposal of this segment by $311,000, resulting from the favorable resolution of certain operating liabilities.

13.	Commitments and Contingencies

     (a) Lease commitments

     The Company leases office space, data processing equipment and software licenses under operating leases that expire at various dates through 2013. The lease agreements provide for rent escalations. Rent expense, net of sublease income, for the years ended December 31, 2004, 2003 and 2002, was $3.6 million, $3.4 million and $4.5 million, respectively. Sublease income was $1.1 million, for the years ended December 31, 2004, 2003 and 2002.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Minimum annual lease payments to be made and sublease payments to be received for each of the next five years ending December 31 and thereafter are as follows (in thousands):

Year	Payments	Sublease Receipts
2005	$5,663	$2,273
2006	4,706	1,477
2007	4,075	952
2008	3,500	571
2009	3,482	582
Thereafter	12,586	2,080

Total	$34,012	$7,935

     (b) Legal

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

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Total
	HMS Holdings		Health
	continuing		Management
(in thousands)	opertations	Accordis	Systems	Corporate

Year ended December 31, 2004
Revenue	$85,193	$41,217	$43,976	$—
Operating income (loss)	7,503	(2,073)	9,576	—
Total assets	76,663	19,991	16,056	40,616
Goodwill	5,679	4,596	1,083	—
Depreciation and amortization	2,251	1,119	1,132	—
Capital expenditures and software capitalization	4,083	1,805	2,278	—

Year ended December 31, 2003
Revenue	$74,361	$37,265	$37,096	$—
Operating income (loss)	1,880	(4,599)	6,479	—
Total assets	63,123	15,783	11,705	35,635
Goodwill	5,679	4,596	1,083	—
Depreciation and amortization	2,555	1,293	1,262	—
Capital expenditures and software capitalization	801	320	481	—

Year ended December 31, 2002
Revenue	68,614	36,331	32,283	—
Operating income (loss)	(3,042)	(7,641)	4,599	—
Total assets	61,666	16,637	10,827	34,202
Goodwill	5,679	4,596	1,083	—
Depreciation and amortization	2,518	1,327	1,191	—
Capital expenditures and software capitalization	3,429	1,923	1,506	—

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

     (c) Major Customers

     The Company’s largest client is the Los Angeles County Department of Health Services in California. This client accounted for 10%, 12% and 14% of the Company’s total revenue in the years ended December 31, 2004, 2003 and 2002, respectively. The loss of this customer would have a material adverse effect on Accordis and HMS Holdings Corp. The Company provides the County (or designated facilities within the County) with, among other services, secondary third-party resource identification and recovery services, commercial insurance billing services, Medi-Cal billing and follow-up services, and financial management and consulting services relating to both inpatient and outpatient accounts. Either party may terminate the agreement with or without cause upon 30 days written notice, except that financial management and consulting services require 90 days written notice of termination. The Company provides services to this client pursuant to a contract awarded in April 2003 for a one-year period with two annual automatic renewals through June 2006. Although the Company cannot give any assurance that the contract will be renewed after June 2006. The Company has been providing services to this client for more than 20 years.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(d) Concentration of Revenue

     The clients constituting the Company’s ten largest clients change periodically. The concentration of revenue with such clients was 59%, 63% and 56% of the Company’s revenue in the years ended December 31, 2004, 2003 and 2002 respectively. In many instances, the Company provides its services pursuant to agreements subject to competitive re-procurement. All of these agreements expire between 2005 and 2007. The Company cannot provide assurance that any of these agreements will be renewed and, if renewed, that the fee rates will be equal to those currently in effect.

15. Change in Accounting Principle for Revenue Recognition

     The Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101) for its fiscal year ended October 31, 2000, implementing a change in accounting in regard to revenue generated from clients seeking reimbursement from third-party payors where its fees are contingent upon the client’s collections from third parties.

     As of October 31, 1999, the Company had unbilled accounts receivable of $41.7 million related to its prior revenue recognition policy that had not been invoiced to clients because the Company was contractually obligated to invoice the client only after they received payment from the responsible third party payors. Of this amount, the Company subsequently recognized $0.6 million, $0.6 million and $1.1 million during fiscal years 2004, 2003, and 2002, respectively and $23.9 million during fiscal years prior to 2002.

     The Company was unable to subsequently recognize as revenue $15.4 million of the $41.7 million in accounts receivable that were included in the cumulative effect adjustment as of November 1, 1999. The uncollectible amounts are primarily attributable to projects for state agencies that were undertaken to recoup payments from parties with prior liability for Medicaid claims. In the case of several of these projects, the state agencies, after the completion of the projects by the Company (and after the recognition of revenue based on our estimate of the clients’ ultimate financial recovery), made various decisions that significantly reduced the prospects for such recovery. These decisions included narrowing the scope of the completed project, implementing additional requirements prior to seeking reimbursement and, for public policy reasons in some cases, foregoing recovery of amounts otherwise reimbursable to the state agencies. The agencies took these actions over time, and it was not until the end of fiscal 2001 that it became evident that the entire $15.4 million of accounts receivable would not be realized.

     As a result of the implementation of SAB 101, the Company was required to report in subsequent periods the amount of revenue (if material to income before income taxes) recognized in those periods that was included in the cumulative effect adjustment. The Company’s footnote disclosure in our previously issued financial statements subsequent to the change in revenue recognition policies did not properly distinguish between amounts that were ultimately billed as revenue and amounts that were determined not to be collectable and accordingly not included in revenues.

16. Quarterly Financial Data (unaudited)

     The table below summarizes the Company’s unaudited quarterly operating results for its last two fiscal years.

(in thousands, except per share amounts)	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended December 31, 2004
Revenue	$19,327	$21,326	$21,292	$23,248
Operating income (loss)	(333)	1,084	1,385	5,367
Net income (loss)	(273)	1,142	1,468	5,374
Basic net income (loss) per share	(0.01)	0.06	0.08	0.28
Diluted net income (loss) per share	(0.01)	0.05	0.07	0.24

Year ended December 31, 2003
Revenue	$17,758	$17,016	$18,708	$20,879
Operating income (loss)	(492)	(961)	1,008	2,325
Discontinued operations, net	—	—	212	—
Net income (loss)	(395)	(902)	1,266	2,379
Basic net income (loss) per share	(0.02)	(0.05)	0.07	0.13
Diluted net income (loss) per share	(0.02)	(0.05)	0.06	0.12

(a)	In the third quarter of 2003, the Company’s discontinued operation, PSG, recorded income from operations of $212,000 based on the actual results of operations.

(b)	In the fourth quarter of 2004, the Company recorded a reduction in bad debt expense of $1.7 million resulting from the settlement of two account receivables from D.C. See Note 3.

HMS HOLDINGS CORP. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for doubtful accounts:
Balance, December 31, 2001	$3,341
Provision	311
Recoveries	16
Charge-offs	(301)

Balance, December 31, 2002	3,367
Provision	300
Recoveries	—
Charge-offs	(206)

Balance, December 31, 2003	$3,461
Provision	(1,395)
Recoveries	47
Charge-offs	(1,247)

Balance, December 31, 2004	$866

HMS HOLDINGS CORP. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description
2	Agreement and Plan of Merger, dated as of December 16, 2002, among Health Management Systems, Inc., HMS Holdings Corp. and HMS Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to Amendment No. 1 (“Amendment No. 1”) to HMS Holdings Corp.’s Registration Statement on Form S-4, File No. 333-100521 (the “Form S-4”))

3.1(i)	Restated Certificate of Incorporation of HMS Holdings Corp. (Incorporated by reference to Exhibit 3.1 to Amendment No. 1)

3.1(ii)	Certificate of Amendment to the Certificate of Incorporation of HMS Holdings Corp. (Incorporated by reference to Exhibit 3.1(a) to HMS Holdings Corp.’s Registration Statement on Form S-8, File No. 333-108436 (the “1999 Plan Form S-8”)

3.2	By-laws of HMS Holdings Corp. (Incorporated by reference to Exhibit 3.2 to the Form S-4)

10.1	Health Management Systems, Inc. Employee Stock Purchase Plan, as amended (Incorporated by reference to Exhibit 10.2 to the January 1994 Form 10-Q and to Exhibit 10.1 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1995 (the “January 1995 Form 10-Q”))

10.2	Health Management Systems, Inc. 1995 Non-Employee Director Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the January 1995 Form 10-Q)

10.3	HMS Holdings Corp. 1999 Long-Term Incentive Stock Plan (Incorporated by reference to Exhibit 4 to the 1999 Plan Form S-8)

10.3(i)	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to HMS Holdings Corp.’s Current Report on Form 8-K dated December 14, 2004 (the “December 2004 Form 8-K”))

10.3(ii)	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the December 2004 Form 8-K)

10.4(i)	Employment Agreement, dated as of October 2, 2000, between Health Management Systems, Inc. and William F. Miller III (Incorporated by reference to Exhibit 10.17(i) to Health Management Systems, Inc.’s Annual Report on Form 10-K for the year ended October 31, 2000 (the “2000 Form 10-K”))

10.4(ii)	Amendment, dated as of November 4, 2003, to Employment Agreement between HMS Holdings Corp. and William F. Miller III

10.5	Restricted Stock Purchase Agreement for 550,000 Common Shares dated January 10, 2001, between Health Management Systems, Inc. and William F. Miller III (Incorporated by reference to Exhibit 10.17(ii) to the 2000 Form 10-K)

10.6	Pledge Agreement, dated January 10, 2001, between Accelerated Claims Processing, Inc. and William F. Miller III (Incorporated by reference to Exhibit 10.17(iii) to the 2000 Form 10-K)

10.7	Promissory note, dated January 10, 2001, in the principal amount of $721,875 between William F. Miller III and Accelerated Claims Processing, Inc. (Incorporated by reference to Exhibit 10.17(iv) to the 2000 Form 10-K)

10.8(i)	Employment Agreement dated as of March 30, 2001 by and between Health Management Systems, Inc. and Robert M. Holster (Incorporated by reference to Exhibit 10.2(i) to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2001 (the “April 2001 Form 10-Q”))

10.8(ii)	Amendment dated as of February 11, 2004 to Employment Agreement between HMS Holdings Corp. and Robert M. Holster (Incorporated by reference to Exhibit 10 to HMS Holdings Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.9	Stock Option Agreement dated as of March 30, 2001 by and between Health Management Systems, Inc. and Robert M. Holster (Incorporated by reference to Exhibit 10.2(ii) to the April 2001 Form 10-Q)

10.10	Employment Agreement dated as of January 1, 2003 by and between Health Management Systems, Inc. and William C. Lucia (Incorporated by reference to Exhibit 10.13 to HMS Holdings Corp.’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”))

10.11	Agreement for Financial Management Services, dated as of April 1, 2003, between

HMS HOLDINGS CORP. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Description
Accordis Inc. and the County of Los Angeles

10.12(i)	Leases, dated September 24, 1981, September 24, 1982, and January 6, 1986, as amended, between 401 Park Avenue South Associates and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.13 to Health Management Systems, Inc.’s Registration Statement on Form S-1, File No. 33-46446, dated June 9, 1992 and to Exhibit 10.5 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1994)

10.12(ii)	Lease, dated as of March 15, 1996, by and between 387 PAS Enterprises, as Landlord, and Health Management Systems, Inc., as Tenant (Incorporated by reference to Exhibit 10.2 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1996 (the “July 1996 Form 10-Q”))

10.12(iii)	Fifth Amendment, dated May 30, 2000 to the lease for the entire eighth, ninth, and tenth floors and part of the eleventh and twelfth floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.1 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000 (the “July 2000 Form 10-Q”))

10.12(iv)	Sixth Amendment, dated May 1, 2000 to the lease for the entire eighth, ninth, and tenth floors and part of the eleventh and twelfth floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. Tenant (Incorporated by reference to Exhibit 10.2 to the July 2000 Form 10-Q)

10.12(v)	Seventh Amendment, dated April 1, 2001 to the lease for the entire eighth, ninth, and tenth floors and part of the eleventh floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. Tenant (Incorporated by reference to Exhibit 10.1(v) to the April 2001 Form 10-Q)

10.12(vi)	Third Amendment, dated May 30, 2000 to the lease for a portion of the eleventh floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.3 to the July 2000 Form 10-Q)

10.12(vii)	Fourth Amendment, dated May 1, 2000 to the lease for a portion of the eleventh floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.4 to the July 2000 Form 10-Q)

10.12(viii)	Fifth Amendment, dated May 1, 2003 to the lease for a portion of the eleventh floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.1(vi) to the April 2001 Form 10-Q)

10.12(ix)	Fifth Amendment, dated May 30, 2000 to the lease for the fourth floor and the penthouse between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.7 to the July 2000 Form 10-Q)

10.12(x)	Sixth Amendment, dated May 1, 2000 to the lease for the fourth floor and the penthouse between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.8 to the July 2000 Form 10-Q)

10.12(xi)	Seventh Amendment, dated March 1, 2001 to the lease for the fourth floor and the penthouse between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.1(iv) to the April 2001 Form 10-Q)

10.13(i)	Sublease Agreement, dated December 23, 1997, between Health Management Systems, Inc. and Shandwick USA, Inc. (Incorporated by reference to Exhibit 10.1 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1998 (the “January 1998 Form 10-Q”))

10.13(ii)	Consent to Sublease, dated December 23, 1997, by 387 P.A.S. Enterprises to the subletting by Health Management Systems, Inc. to Shandwick USA, Inc. (Incorporated by reference to Exhibit 10.2 to the January 1998 Form 10-Q)

10.14	Sublease Agreement, dated as of January 2003, between Health Management Systems, Inc. and Vitech Systems Group, Inc. (Incorporated by reference to Exhibit 10.17 to the 2002 Form 10-K)

*10.15	Settlement Agreement and Release dated February 3, 2005 between the District of Columbia and Health Management Systems, Inc.

*21	List of Subsidiaries of HMS Holdings Corp.

HMS HOLDINGS CORP. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Description
*23	Consent of Independent Registered Public Accounting Firm

*31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp.

*31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp.

*32.1	Section 1350 Certification of the Principal Executive Officer of HMS Holdings Corp. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

*32.2	Section 1350 Certification of the Principal Financial Officer of HMS Holdings Corp. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

*	Filed herewith.