Form 10-Q
period 2005-03-31
HMS HOLDINGS CORP
filed 2005-05-10
CIK 1196501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

     Yes ☒ No ☐

     The number of shares common stock, $.01 par value, outstanding as of May 6, 2005 was 19,851,483.

HMS HOLDINGS CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$7,451	$9,196
Short-term investments	27,500	22,500
Accounts receivable, net	11,999	13,544
Prepaid expenses and other current assets	3,192	3,196
Current assets of discontinued operations	5,808	10,605

Total current assets	55,950	59,041
Property and equipment, net	5,086	4,183
Goodwill, net	2,382	2,382
Deferred income taxes, net	6,958	6,939
Other assets	105	37
Noncurrent assets of discontinued operations	4,098	4,081

Total assets	$74,579	$76,663

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$8,667	$11,228
Current assets of discontinued operations	2,525	3,666

Total current liabilities	11,192	14,894
Other liabilities	1,430	1,371

Total liabilities	12,622	16,265

Commitments and contingencies Shareholders’ equity:
Preferred stock — $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock — $.01 par value; 45,000,000 shares authorized; 21,396,667 shares issued and 19,751,751 shares outstanding at March 31, 2005; 20,980,331 shares issued and 19,335,415 shares outstanding at December 31, 2004	214	210
Capital in excess of par value	78,435	77,237
Accumulated deficit	(7,404)	(7,761)
Treasury stock, at cost; 1,644,916 shares at March 31, 2005 and at December 31, 2004	(9,288)	(9,288)

Total shareholders’ equity	61,957	60,398

Total liabilities and shareholders’ equity	$74,579	$76,663

See accompanying notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Month Periods ended March 31, 2005 and 2004
(in thousands, except per share amounts)
(unaudited)

	2005	2004
Revenue	$12,045	$11,556

Cost of services:
Compensation	5,939	5,620
Data processing	966	952
Occupancy	1,041	976
Direct project costs	1,844	1,843
Other operating costs	1,469	1,247

Total cost of services	11,259	10,638

Operating income	786	918
Net interest income	194	60

Income from continuing operations before income taxes	980	978
Income taxes	27	15

Income from continuing operations	953	963
Discontinued operations:
Loss from operations	(596)	(1,236)

Net income (loss)	$357	$(273)

Basic income per share data:
Income per share from continuing operations	$0.05	$0.05
Loss per share from discontinued operations	(0.03)	(0.06)

Net income (loss) per basic share	$0.02	$(0.01)

Weighted average common shares outstanding, basic	19,492	18,619

Diluted income per share data:
Income per share from continuing operations	$0.04	$0.04
Loss per share from discontinued operations	(0.02)	(0.05)

Net income (loss) per diluted share	$0.02	$(0.01)

Weighted average common shares, diluted	22,864	21,987

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except share amounts)

				Retained			Note
	Common Stock		Capital In	Earnings/			Receivable	Total
	# of Shares	Par	Excess Of	Accumulated	Treasury Stock		from Sale	Shareholders'
	Issued	Value	Par Value	Deficit	# of Shares	Amount	of Stock	Equity
Balance at December 31, 2004	20,980,331	$210	$77,237	($7,761)	1,644,916	($9,288)	$—	$60,398
Net and comprehensive income:				357	—	—	—	357
Exercise of stock options	416,336	4	1,198	—	—	—	—	1,202

Balance at March 31, 2005	21,396,667	$214	$78,435	($7,404)	1,644,916	($9,288)	$—	$61,957

See accompanying notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Month Periods ended March 31, 2005 and 2004
(in thousands)
(unaudited)

	2005	2004
Operating activities:
Net income (loss)	$357	$(273)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	596	1,236
Loss on disposal of fixed assets	28	6
Depreciation and amortization	511	409
Changes in assets and liabilities:
Decrease in accounts receivable	1,545	448
(Increase) decrease in prepaid expenses and other current assets	(15)	12
(Increase) decrease in other assets	(68)	122
Decrease in accounts payable, accrued expenses and other liabilities	(2,502)	(549)

Net cash provided by operating activities	452	1,411

Investing activities:
Purchases of short-term investments	(5,000)	—
Purchases of property and equipment	(1,389)	(727)
Investment in software	(53)	(46)

Net cash used in investing activities	(6,442)	(773)

Financing activities:
Proceeds from exercise of stock options	1,202	1,539

Net cash provided by financing activities	1,202	1,539

Net increase (decrease) in cash and cash equivalents	(4,788)	2,177
Cash from discontinued operations	3,043	578
Cash and cash equivalents at beginning of period	9,196	26,615

Cash and cash equivalents at end of period	$7,451	$29,370

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$117	$18

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K for such year, as filed with the Securities and Exchange Commission (the SEC).

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

		Three Months Ended March 31,
(in thousands, except per share amounts)		2005	2004

Net income (loss), as reported		$357	$(273)
Stock-based employee compensation expense included in reported net income (loss)		-	-
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		$(111)	$(400)

Pro forma net income (loss)		$246	$(673)

Net income (loss) per basic share:	As reported	$0.02	$(0.01)
	Pro forma	$0.01	$(0.04)
Net income (loss) per diluted share:	As reported	$0.02	$(0.01)
	Pro forma	$0.01	$(0.03)

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     The effect presented above by applying the disclosure-only provisions of SFAS 123 may not be representative of the pro forma effect in future years.

     On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R must be adopted no later than the first annual period beginning after June 15, 2005.

     As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations. The impact of the adoption of SFAS No. 123R cannot be determined at this time because it will depend upon levels of share-based payments granted in the future. However had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact as described in the disclosure of pro forma net income (loss) and net income (loss) per share pursuant to SFAS No. 123 above.

3. Basis of Presentation and Principles of Consolidation

     (a) Organization and Business

     HMS Holdings Corp. furnishes revenue recovery, cost containment and business office outsourcing services to healthcare providers and public health care payors. The Company helps clients increase revenue, accelerate collections, and reduce operating and administrative costs. The Company operates two businesses through its wholly-owned subsidiaries, Health Management Systems, Inc. and Reimbursement Services Group Inc.

     (b) Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c) Reclassifications

     Certain reclassifications were made to prior period amounts to conform to the current period presentation.

4. Discontinued operation

     On March 31, 2005, the Board of Directors authorized and committed to a plan to sell or otherwise divest the medical claiming businesses conducted by the Company’s Accordis subsidiary. Accordis provides business office services for hospitals and other healthcare providers. The Company

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

does intend to retain the reimbursement services business of Accordis, which accounted for $6.5 million of revenue and $2.5 million of operating margin in 2004.

     The Company intends to complete the discontinuance of the Accordis business within the next 12 months by selling the business to a third party. Although the Company has received expressions of interest in acquiring the Accordis business, the Company does not have any acquisition commitments and the Company can give no assurance that the divestiture will occur.

     In accordance with SFAS No. 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets” the Company has presented the results of operations of Accordis as a discontinued operation. The Company anticipates that the operations and cash flows of Accordis will be eliminated from its ongoing operations and the Company does not anticipate having significant continuing involvement in Accordis after divestiture.

     Results of operations from the Accordis discontinued operations for the three months ended March 31, 2005 and 2004 were as follows (in thousands):

	Three months ended March 31,
	2005	2004
Revenue	$6,676	$7,772

Loss before income taxes	(612)	(1,251)
Income tax benefit	16	15

Loss from discontinued operations	($596)	($1,236)

     Assets and liabilities of the Accordis discontinued operations at March 31, 2005 and December 31, 2004 were as follows (in thousands):

	March 31,	December 31,
	2005	2004
Current assets	$5,809	$10,605
Current liabilities	2,524	3,666

Net current assets	$3,285	$6,939

Property and equipment	$758	$740
Goodwill	3,297	3,297
Other assets	43	44

Net noncurrent assets	$4,098	$4,081

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5. Income Taxes

     The current income tax expense for continuing operations was comprised of the following (in thousands):

	Three months ended March 31,
	2005	2004
Federal tax expense	$16	$10
State tax expense	11	5

Total tax expense	$27	$15

     The current income tax expense in 2005 and 2004 principally arises from alternative minimum tax requirements. As part of presenting the net assets of Accordis as discontinued operations in the consolidated financial statements, the net deferred taxes attributable to the net assets and business of Accordis have been reclassified to the net assets of discontinued operations. As the Accordis entity has consistently produced losses, valuation allowance sufficient to offset these net deferred tax assets has also been reclassified to discontinued operations as management has determined that there is sufficient uncertainty regarding the realizability of these deferred tax assets to warrant a full valuation allowance on these deferred tax assets. Accordingly, net deferred tax assets of $2.0 million and an offsetting valuation allowance of $2.0 million have been included in the net assets of Accordis at March 31, 2005.

     At March 31, 2005 the Company has recognized a valuation allowance of $3.1 million against $7.1 million of the net deferred tax assets of its continuing operations. The valuation allowance balance of $3.1 million is specifically associated with the Company’s NOLs, which account for the majority of the Company’s deferred tax assets. The Company believes the available objective evidence, principally having reported income from continuing operations in only the two most recent years with losses from operations in the preceding years, creates sufficient uncertainty regarding the realizability of its NOLs, that it is more likely than not, that some of the NOLs are not realizable. The realizability of the Company’s deferred tax assets and the corresponding valuation allowance will be adjusted in the future based on the Company’s actual taxable income results and updated estimates of future taxable income. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of valuation allowance, based on its projection of future operating results.

6. Earnings Per Share

     Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding during the period. The Company had weighted average common shares and common share equivalents outstanding during the three months ended March 31, 2005 and 2004, of 22,863,568 and 21,986,564, respectively. For the three months ended March 31, 2005 and 2004, the Company had weighted average common shares of 19,492,337 and 18,619,442, respectively. In the reclassified three months ended March 31, 2004, the common share equivalents are added to the weighted average shares as the Company has income from continuing operations. In the March 2004 Form 10-Q presentation, common stock equivalents were excluded from the per share calculation because the

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Company incurred a loss from continuing operations and inclusion would have been antidilutive to the per share calculation. The Company’s common share equivalents consist of stock options.

7. Segment Information

     Health Management Systems works on behalf of government healthcare programs to contain costs by recovering expenditures that were the responsibility of a third-party, or that were paid inappropriately. Health Management Systems’ clients include state and county Medicaid programs, their managed care plans, state prescription drug programs, child support enforcement agencies, and other public programs. By assisting these agencies in properly accounting for the services they deliver, Health Management Systems also helps ensure that they receive the full amount of program funding to which they are entitled. Our Reimbursement Services Group (RSG) ensures that healthcare providers correctly document services, which qualify for special reimbursement through the Medicare Cost Report and other governmental payment mechanisms.

     The Company measures the performance of its operating segments through “Operating Income (Loss)” as defined in the accompanying unaudited interim condensed consolidated statements of operations. Consistent with how the Company manages these businesses, segment operating margin is reported as operating contribution prior to corporate overheads. Corporate overheads, consisting of data processing costs and general and administrative expenses are managed as cost centers servicing multiple operating businesses. Prior year presentations have been reclassified to be consistent with the current year presentation.

	Total		Health
	HMS		Management
(in thousands)	Holdings	RSG	Systems	Corporate

As of and for the three months ended March 31, 2005
Revenue	$12,045	$642	$11,403	$—
Operating income (loss)	786	(427)	4,887	(3,674)
Total assets	64,673	2,931	12,943	48,799
Goodwill	2,382	1,299	1,083	—
Depreciation and amortization	511	4	134	373
Capital expenditures	1,442	25	180	1,237

As of and for the three months ended March 31, 2004 (Restated)
Revenue	$11,556	$1,581	$9,975	$—
Operating income (loss)	918	680	4,251	(4,013)
Total assets	53,871	2,310	10,362	41,199
Goodwill	2,382	1,299	1,083	—
Depreciation and amortization	409	—	124	285
Capital expenditures	773	—	248	525

     Other corporate assets, including cash and cash equivalents, short-term investments, deferred tax assets and corporate data processing assets are shown in the corporate category and do not include the assets of discontinued operations. Prior years amounts include reclassifications to conform to the Company’s current methodology.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8. Restructuring

     The following table presents a summary of the activity in accrued liabilities for restructuring charges (in thousands):

New York Leased
Space Reduction
Balance at December 31, 2004	$1,337
Cash payments	(56)
Provision	—

Balance at March 31, 2005	$1,281

Special Note Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. These statements involve unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include those risks identified in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other risks identified in our Form 10-K for the year ended December 31, 2004 and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are cautioned that actual results may differ from management’s expectations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

     As there were no changes to our critical accounting policies during the first quarter of 2005, please refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for a summary of our policies.

Discontinued Operation

     On March 31, 2005, after engaging in a review of the Company’s business strategies, plans and operations, the Board of Directors determined to, and authorized and committed to a plan to, sell or otherwise divest the medical claiming businesses conducted by our Accordis subsidiary. Accordis provides business office services for hospitals and other healthcare providers. We intend to retain the reimbursement services business of Accordis, which accounted for $6,476,000 of revenue and $2,389,000 of operating margin in 2004. This business will be operated as a wholly owned subsidiary of HMS Holdings, Reimbursement Services Group Inc. (RSG).

     We intend to complete the discontinuance of the Accordis business within the next 12 months by selling the business to a third party. Although we have received expressions of interest in acquiring the Accordis business, we do not have any acquisition commitments and can give no assurance that the divestiture will occur.

     The planned sale of Accordis will allow us to concentrate on the federal healthcare program cost containment and cost reporting services that accounted for 60% of our 2004 revenues and all of our operating profit. Our healthcare cost containment and cost reporting businesses are technology-based leaders in markets characterized by high barriers to entry and have been growing at a combined rate averaging 18% per year for the last four years. The discontinued Accordis businesses operated in market niches that grow at slower rates, are not readily scalable and whose profit margins were depressed by commodity pricing.

     In the preparation of our segment disclosures included in previous filings on Form 10-K and Form 10-Q, we fully allocated corporate overheads and data center costs to our operating segments. We managed those functions as consolidated cost centers supporting both our operating businesses to better leverage these costs across two operating businesses and to avoid duplicating overheads. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we will present in this and future filings the results of operations of Accordis, exclusive of RSG, as a discontinued operation. While the accounting rules require that we reclassify the results of Accordis and present them as discontinued operations, they do not allow for the allocation of any general corporate overheads to a discontinued operation. Only those corporate functions directly attributable to the Accordis operation are classified as a component of discontinued operations. Accordingly, in the reclassified presentation of our results of operations, continuing operations bears 100% of indirect corporate allocations. Accordis operating profit is presented in the accompanying statement of operations as discontinued operations unburdened by corporate allocations previously allocated to it and accordingly, appears more profitable than in prior period disclosures.

     In preparing our current segment disclosures, we have determined that continuing operations consists of two segments, Heath Management Systems and RSG. Consistent with how we manage these businesses, segment operating margin is now reported as operating contribution prior to corporate overheads. Corporate overheads, consisting of data processing costs and general and administrative expenses are managed as cost centers servicing multiple operating businesses. This presentation also allows our investors to better understand the ability of our operating units to produce higher incremental margin from increased revenue. Prior year presentations have been restated to conform to the current year presentation. The overview section that follows will address continuing operations only and the historical relationships of revenues and costs will reflect that the discontinued Accordis operations are no longer part of continuing operations.

     Current Overview

     In general, our business is driven by the consistently rising costs of healthcare in the United States. The nation’s healthcare costs are expected to total $1.9 trillion in 2005, representing an increase of nearly 50% since 2000. These costs seriously affect both healthcare payors and healthcare providers, creating demand for the services we offer through our two distinct operating subsidiaries, Health Management Systems and RSG.

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

     Revenue Considerations

     Revenue from our Health Management Systems business, most of which is derived from contingent fees, has grown in tandem with the rise of entitlement program expenditures such as Medicaid. Medicaid costs have grown by an average of approximately 10% annually over the past several years, and similar growth is expected for years to come. In addition, state governments have increasingly engaged vendors to provide coordination of benefits and cost containment services. There is no certainty, however, that Health Management Systems will be successful in obtaining these contracts. In addition, it is unclear what impact the increased scrutiny of entitlement programs and the ongoing debate about healthcare reform may have on Health Management Systems’ revenues.

     In the provider arena, hospitals face a steady increase in the cost of providing medical care even as reimbursement from governmental and other entitlement programs is under continuous scrutiny. Given this financial pressure, we expect that hospitals will continue to look to RSG as a way of optimizing reimbursements. These activities include Medicare Bad Debt recovery and Disproportionate Share Claiming, for which RSG has developed technology-based solutions.

     Finally, it should be noted that the nature of our business sometimes leads to significant variations in revenue flow. For example, since we receive contingency fees for nearly all our services, we recognize revenue only after our clients have received payment from a third party. In addition, much of our work occurs on an annual or project-specific basis, and does not necessarily recur monthly or quarterly, as our operating expenses do. For a more detailed discussion of risks affecting our business, please refer to our Annual Report on Form 10-K for the year ended December 31, 2004.

     Operating Expenses

     As a service company, 46% to 50% of our operating expenses are compensation. We adjust our employee headcount based on known business needs and expectations about the near-term future. Based on recent operating results, we realize that compensation expense does tend to grow with increases in revenue – although not on a proportional basis, since many employee functions do not require additional staff as revenue increases.

     Our revenue growth over the past several years has not resulted in significant changes in occupancy and data processing expenses. These expenses are largely infrastructure costs, which typically would be affected only by extraordinary growth or decline in the business, or a dramatic change in our operational delivery model.

     Direct project expenses are incurred based on the requirements of each client engagement. On average, these expenses have amounted to approximately 14% to 17% of revenues annually.

     Other operating expenses reflect the customary costs of doing business, such as insurance, legal fees, accounting and tax fees, and costs associated with the requirements of being a publicly traded company. Significant components of this expense category are costs of necessary external professional services, travel and entertainment, employee recruiting, training, and office materials.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     The following table sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations expressed as a percentage of revenue:

	Three Months Ended March 31,
	2005	2004
Revenue	100.0%	100.0%
Cost of services:
Compensation	49.3%	48.7%
Data processing	8.0%	8.2%
Occupancy	8.6%	8.4%
Direct project costs	15.3%	15.9%
Other operating costs	12.3%	10.9%

Total cost of services	93.5%	92.1%

Operating income	6.5%	7.9%
Net interest income	1.6%	0.6%

Income from continuing operations before income taxes	8.1%	8.5%
Income taxes	0.2%	0.2%

Income from continuing operations	7.9%	8.3%
Loss from discontinued operations	-4.9%	-10.6%

Net income (loss)	3.0%	-2.3%

     Revenue for the quarter ended March 31, 2005 was $12,045,000, an increase of $489,000 or 4.2% compared to revenue of $11,556,000 in the prior year quarter.

     Health Management Systems, which provides third party liability identification and recovery services to state Medicaid agencies, generated revenue of $11,403,000 for the three months ended March 31, 2005, a $1,428,000 or 14.3% increase over revenue for the three months ended March 31, 2004 of $9,975,000. This increase primarily reflected an increase of $912,000 across the comparable client base resulting from specific non-recurring revenue opportunities with certain clients based on their particular needs, differences in the timing of when client projects were completed in the current year compared with the prior year, and changes in the volume, yields and scope of client projects. Non-recurring revenue opportunities are generally situations where we have an opportunity to earn additional revenue from a client, which we do not expect will recur in the current year or which did not exist in the prior year. Additionally, revenue for the current year quarter included a $336,000 increase with three clients resulting from expansions in the scope of services provided. In addition, during the current quarter two new managed care plan clients accounted for $179,000 in new revenue.

     RSG, which provides reimbursement services for hospitals, generated revenue of $642,000 for the three months ended March 31, 2005, a $939,000 decrease from $1,581,000 for the three months ended March 31, 2004. This revenue decline was attributable to the cost report review timetable of the Medicare intermediaries and we anticipate that for the full year RSG revenue growth will be approximately 13% above 2004 revenues.

     Compensation expense as a percentage of revenue was 49.3% for the three months ended March 31, 2005 compared to 48.7% for the three months ended March 31, 2004 and for the current quarter was $5,939,000, an increase of $319,000, or 5.7% from the prior year quarter expense of $5,620,000. This increase resulted from an increase in headcount from the comparable prior year period, a general increase in compensation rates and increased costs of fringe benefits. At March 31, 2005, we had 267 employees, an 8% increase over 248 employees at March 31, 2004.

     Data processing expense as a percentage of revenue was 8.0% for the three months ended March 31, 2005 compared to 8.2% for the three months ended March 31, 2004 and for the current quarter was $966,000, consistent with the prior year quarter expense of $952,000.

     Occupancy expense as a percentage of revenue was 8.6% for the three months ended March 31, 2005 compared to 8.4% for the three months ended March 31, 2004 and for the current quarter was $1,041,000, an increase of $65,000 compared to the prior year quarter expense of $976,000. This increase primarily reflected increased equipment operating costs and the amortization of leasehold improvements.

     Direct project expense as a percentage of revenue was 15.3% for the three months ended March 31, 2005 compared to 15.9% for the three months ended March 31, 2004 and for the current quarter was $1,844,000, consistent with the prior year quarter expense of $1,843,000. This decrease as a percentage of sales primarily related to lower subcontractor content in the Health Management Systems revenue in the current quarter.

     Other operating costs as a percentage of revenue were 12.3% for the three months ended March 31, 2005 compared to 10.9% for the three months ended March 31, 2004 and for the current quarter were $1,469,000, an increase of $222,000 or 17.8% compared to the prior year quarter expense of $1,247,000. This increase primarily represents expenses related to increased professional fees.

     Operating income for the three months ended March 31, 2005 was $786,000 compared to $918,000 for the three months ended March 31, 2004. Health Management Systems had an operating profit of $4,887,000 for the quarter ended March 31, 2005 compared to $4,251,000 for the quarter ended March 31, 2004. The increase in Health Management Systems operating profit resulted from incremental margin on increased revenue. RSG had an operating loss of $427,000 for the quarter ended March 31, 2005 compared to operating income of $680,000 for the prior year quarter. The reduction in RSG operating profit is directly attributable to the $939,000 decrease in revenue due to the timing of the Medicare cost report review process. Costs associated with data processing and general and administrative expenses decreased to $3,674,000 in the current quarter from $4,013,000 in the prior year quarter. This reduction is principally due to compensation expenses related to reduced headcount and fringe benefits.

     Net interest income was $194,000 for the three months ended March 31, 2005 compared with net interest income of $60,000 for the three months ended March 31, 2004 and reflected a shift to municipal auction rate securities, an increase in market interest rates and an overall increase in cash, cash equivalents and short-term investments.

     In 2005 and 2004, our income tax expense principally consisted of an alternative minimum tax liability resulting from our utilization of existing net operating loss carryforwards to offset current taxable income. Most of our deferred income tax assets are in the form of net operating loss carryforwards. The uncertainty regarding the realizabilty of our deferred tax assets principally resulted from the operating losses of the Accordis business. Having committed to a plan to sell or dispose of the Accordis business, we anticipate that upon a sale or disposition of this business, we will update our recoverability analysis and projections of future taxable operating results and adjust our valuation allowance accordingly.

     Income from continuing operations was $953,000 in the current year quarter compared with income of $963,000 in the prior year quarter.

     As more fully discussed in the Discontinued Operation section above, we reported the results of Accordis as a discontinued operation for all periods presented. The loss from discontinued operations was $596,000 for the three months ended March 31, 2005 compared with a loss of $1,236,000 for the three months ended March 31, 2004.

Off-Balance Sheet Financing Arrangements

     We do not have any off-balance sheet financing arrangements, other than operating leases discussed below.

Liquidity and Capital Resources

     Historically, our principal sources of funds are operations. At March 31, 2005, our cash and cash equivalents and short-term investments and net working capital were $35.0 million and $44.8 million, respectively. Although we expect that operating cash flows will be a primary source of liquidity, the current significant cash and short-term investment balances and working capital position are also fundamental sources of liquidity and capital resources. The current cash and short term investment balances are more than sufficient to meet our short-term funding needs that are not met by operating cash flows. Operating cash flows could be adversely affected by a decrease in demand for our services. Our typical client relationship, however, usually has a duration of several years, and as a result we do not expect any current decrease in demand. We estimate that we will purchase approximately $3.6 million of property and equipment during 2005. The payments due by period for our contractual obligations, consisting principally of facility lease obligations and equipment rental and software license obligations, are as follows (in thousands):

		Less than
	Total	1 Year	2-3 Years	4-5 Years	After 5 years
Operating leases	$34,012	$5,663	$8,781	$6,982	$12,586

     We have entered into sublease arrangements for some of our facility obligations and expect to receive the following rental receipts (in thousands):

	Less than
Total	1 Year	2-3 Years	4-5 Years	After 5 years
$7,935	$2,273	$2,429	$1,153	$2,080

     For the quarter ended March 31, 2005, cash provided by operations was $452,000 compared with $1,411,000 for the prior year quarter. The current year quarter’s difference between the $452,000 of cash provided by operations and net income of $357,000 includes a $1,545,000 decrease in accounts receivable due to the decrease in current quarter revenues from fourth quarter 2004 revenues, depreciation and amortization expense of $511,000 and the add back of the loss from discontinued operations of $596,000. These amounts were substantially off set by a decrease in accounts payable, accrued expenses and other liabilities of $2,502,000 principally due to the timing of payments for prior year capital purchases. During the current year quarter, cash used in investing activities was $6,442,000, reflecting purchases of $5,000,000 of auction rate municipal securities in the current quarter, purchases of property and equipment of $1,389,000 and investment in software. Cash provided by financing activities of $1,202,000 consisted of proceeds received from employee stock option exercises.

     On May 28, 1997, the Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not in excess of $10 million. During the three months ended March 31, 2005, no purchases were made. Cumulatively since the inception of the repurchase program, we have repurchased 1,644,916 shares having an aggregate purchase price of $9.3 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

     Our holdings of financial instruments consist of municipal auction rate securities at March 31, 2005 and are classified as short-term investments, which have contractual maturities between 2025 through 2044. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our investment portfolio represents funds held temporarily, pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while, at the same time, seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers.

     The table below presents the historic cost basis, and the fair value for our investment portfolio as of March 31, 2005, and the related weighted average interest rates by year of maturity (in thousands):

	Total	Total
	Historical Cost	Fair value

Municipal auction rate securities	$27,500	$27,500
Average interest rate	3.09%

Item 4. Controls and Procedures

     As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon our evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

     There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits

31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Robert M. Holster, Chief Executive Officer of HMS Holdings Corp.

31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Thomas G. Archbold, Chief Financial Officer of HMS Holdings Corp.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Robert M. Holster, Chief Executive Officer of HMS Holdings Corp.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Thomas G. Archbold, Chief Financial Officer of HMS Holdings Corp.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2005	HMS HOLDINGS CORP. (Registrant)
	By:	/s/ Robert M. Holster
Robert M. Holster
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Thomas G. Archbold
Thomas G. Archbold
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Exhibit Index

Exhibit
Number	Description
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Robert M. Holster, Chief Executive Officer of HMS Holdings Corp.

31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Thomas G. Archbold, Chief Financial Officer of HMS Holdings Corp.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Robert M. Holster, Chief Executive Officer of HMS Holdings Corp.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Thomas G. Archbold, Chief Financial Officer of HMS Holdings Corp.