Form 10-Q
period 2005-06-30
HMS HOLDINGS CORP
filed 2005-08-05
CIK 1196501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
     The number of shares common stock, $.01 par value, outstanding as of August 4, 2005 was 19,898,222.

HMS HOLDINGS CORP. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$4,843	$9,196
Short-term investments	28,850	22,500
Accounts receivable, net	13,992	13,544
Prepaid expenses and other current assets, including deferred tax assets of $2,173 and $1,981 at June 30, 2005 and December 31, 2004, respectively	3,629	3,196
Current assets of discontinued operations	6,381	10,605

Total current assets	57,695	59,041

Property and equipment, net	5,283	4,183
Goodwill, net	2,382	2,382
Deferred income taxes, net	6,747	6,939
Other assets	63	37
Noncurrent assets of discontinued operations	3,986	4,081

Total assets	$76,156	$76,663

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable, accrued expenses and other liabilities	$8,639	$11,228
Current liabilities of discontinued operations	2,304	3,666

Total current liabilities	10,943	14,894

Other liabilities	1,490	1,371

Total liabilities	12,433	16,265

Commitments and contingencies

Shareholders’ equity:
Preferred stock — $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock — $.01 par value; 45,000,000 shares authorized; 21,551,735 shares issued and 19,888,889 shares outstanding at June 30, 2005; 20,980,331 shares issued and 19,335,415 shares outstanding at December 31, 2004	216	210
Capital in excess of par value	78,925	77,237
Accumulated deficit	(6,021)	(7,761)
Treasury stock, at cost; 1,662,846 and 1,644,916 shares at June 30, 2005 and December 31, 2004, respectively	(9,397)	(9,288)

Total shareholders’ equity	63,723	60,398

Total liabilities and shareholders’ equity	$76,156	$76,663

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Month and Six Month Periods ended June 30, 2005 and 2004
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue	$13,316	$12,166	$25,361	$23,722

Cost of services:
Compensation	6,183	5,987	12,122	11,607
Data processing	1,136	1,003	2,102	1,955
Occupancy	1,091	1,041	2,132	2,017
Direct project costs	2,521	2,340	4,365	4,183
Other operating costs	1,679	1,356	3,148	2,603

Total cost of services	12,610	11,727	23,869	22,365

Operating income	706	439	1,492	1,357
Net interest income	254	58	448	118

Income from continuing operations before income taxes	960	497	1,940	1,475
Income taxes	28	7	55	22

Income from continuing operations	932	490	1,885	1,453

Discontinued operations:
Income (loss) from operations	451	652	(145)	(584)

Net income	$1,383	$1,142	$1,740	$869

Basic income per share data:
Income per share from continuing operations	$0.05	$0.03	$0.10	$0.08
Income (loss) per share from discontinued operations	0.02	0.03	(0.01)	(0.03)

Net income per basic share	$0.07	$0.06	$0.09	$0.05

Weighted average common shares outstanding, basic	19,864	19,173	19,679	18,897

Diluted income per share data:
Income per share from continuing operations	$0.04	$0.02	$0.09	$0.07
Income (loss) per share from discontinued operations	0.02	0.03	(0.01)	(0.03)

Net income per diluted share	$0.06	$0.05	$0.08	$0.04

Weighted average common shares, diluted	22,649	22,259	22,776	22,133

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Six Month Period Ended June 30, 2005

	Common Stock		Capital In				Total
	# of Shares	Par	Excess Of	Accumulated	Treasury Stock		Shareholders’
	Issued	Value	Par Value	Deficit	# of Shares	Amount	Equity

Balance at December 31, 2004	20,980,331	$210	$77,237	($7,761)	1,644,916	($9,288)	$60,037

Net and comprehensive income	—	—	—	1,740	—	—	1,740
Purchases of treasury stock	—	—	—	—	17,930	(109)	(109)
Exercise of stock options	571,404	6	1,688	—	—	—	1,694

Balance at June 30, 2005	21,551,735	$216	$78,925	($6,021)	1,662,846	($9,397)	$63,362

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Month Periods ended June 30, 2005 and 2004
(in thousands)
(unaudited)

	2005	2004
Operating activities:
Net income	$1,740	$869
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss from discontinued operations	145	585
Loss on disposal of fixed assets	28	6
Depreciation and amortization	1,103	838
Changes in assets and liabilities:
Increase in accounts receivable	(448)	(1,031)
(Increase) decrease in prepaid expenses and other current assets	(241)	759
Increase in other assets	(26)	(868)
Decrease in accounts payable, accrued expenses and other liabilities	(2,471)	(570)

Net cash provided by (used in) operating activities	(170)	588

Investing activities:
Purchases of short-term investments	(50,300)	—
Sales of short-term investments	43,950	—
Purchases of property and equipment	(2,040)	(1,079)
Investment in software	(191)	(139)

Net cash used in investing activities	(8,581)	(1,218)

Financing activities:
Proceeds from exercise of stock options	1,694	1,684
Purchases of treasury stock	(109)	—

Net cash provided by financing activities	1,585	1,684

Net increase (decrease) in cash and cash equivalents	(7,166)	1,054
Cash from discontinued operations	2,813	559
Cash and cash equivalents at beginning of period	9,196	26,615

Cash and cash equivalents at end of period	$4,843	$28,228

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$135	$46

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
     These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K for such year, as filed with the Securities and Exchange Commission (SEC).
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Net income, as reported	$1,383	$1,142	$1,740	$869
Stock-based employee compensation expense included in reported net income	—	—	—	—
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,363)	(344)	(1,474)	(744)

Pro forma net income	$20	$798	$266	$125

Net income per basic share
As reported	$0.07	$0.06	$0.09	$0.05
Pro forma	$—	$0.04	$0.01	$0.01

Net income per diluted share
As reported	$0.06	$0.05	$0.08	$0.04
Pro forma	$—	$0.04	$0.01	$0.01

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
     As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on the Company’s results of operations. The impact of the adoption of SFAS No. 123R cannot be determined at this time because it will depend upon levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact as described in the disclosure of pro forma net income and net income per share pursuant to SFAS No. 123 above.
3. Basis of Presentation and Principles of Consolidation
     (a) Organization and Business
     HMS Holdings Corp. furnishes revenue recovery and cost containment services to healthcare providers and public health care payors. The Company helps clients increase revenue, accelerate collections, and reduce operating and administrative costs. The Company operates two businesses through its wholly-owned subsidiaries, Health Management Systems, Inc. and Reimbursement Services Group Inc.
     (b) Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
     (c) Reclassifications
     Certain reclassifications were made to prior period amounts to conform to the current period presentation.
4. Discontinued operation
     On March 31, 2005, the Board of Directors authorized and committed to a plan to sell or otherwise divest the medical claiming businesses conducted by the Company’s Accordis Inc. subsidiary. Accordis provides business office services for hospitals and other healthcare providers. The Company

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
intends to retain the reimbursement services business of Accordis, which accounted for $6.5 million of revenue and $2.5 million of operating margin during 2004.
     The Company intends to complete the discontinuance of the Accordis business within the next nine months by selling the business to a third party. Although the Company has received expressions of interest in acquiring the Accordis business, the Company does not have an acquisition commitment and the Company can give no assurance that the divestiture will occur.
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
     Results of operations from the Accordis discontinued operations for the three months and six months ended June 2005 and 2004 were as follows (in thousands):

	Three months ended June 30,
	2005	2004
Revenue	$6,482	$9,159

Income before income taxes	464	645
Income tax benefit (expense)	(13)	7

Income from discontinued operations	$451	$652

	Six months ended June 30,
	2005	2004
Revenue	$13,158	$16,931

Loss before income taxes	(148)	(606)
Income tax benefit	3	22

Loss from discontinued operations	($145)	($584)

     Assets and liabilities of the Accordis discontinued operations at June 30, 2005 and December 31, 2004 were as follows (in thousands):

	June 30,	December 31,
	2005	2004
Current assets	$6,381	$10,605
Current liabilities	(2,304)	(3,666)

Net current assets	$4,077	$6,939

Property and equipment	$668	$740
Goodwill	3,297	3,297
Other assets	21	44

Net noncurrent assets	$3,986	$4,081

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
5. Income Taxes
     The current income tax expense for continuing operations was comprised of the following (in thousands):

	Three months ended June 30,
	2005	2004
Federal tax expense	$19	$5
State tax expense	9	2

Total tax expense	$28	$7

	Six months ended June 30,
	2005	2004
Federal tax expense	$35	$15
State tax expense	20	7

Total tax expense	$55	$22

     The current income tax expense in 2005 and 2004 principally arises from alternative minimum tax requirements. As part of presenting the net assets of Accordis as discontinued operations in the consolidated financial statements, the net deferred taxes attributable to the net assets and business of Accordis have been reclassified to the net assets of discontinued operations. As the Accordis entity has consistently produced losses, valuation allowance sufficient to offset these net deferred tax assets has also been reclassified to discontinued operations as management has determined that there is sufficient uncertainty regarding the realizability of these deferred tax assets to warrant a full valuation allowance on these deferred tax assets. Accordingly, net deferred tax assets of $1,680,000 and an offsetting valuation allowance of $1,680,000 have been included in the net assets of Accordis at June 30, 2005.
     At June 30, 2005 the Company has recognized a valuation allowance of $3,134,000 against $12,054,000 of the net deferred tax assets of its continuing operations. The valuation allowance balance of $3,134,000 is specifically associated with the Company’s net operating losses (NOLs), which account for the majority of the Company’s deferred tax assets. The Company believes the available objective evidence, principally the fact of its having reported income from continuing operations in only the two most recent years with losses from operations in the preceding years, creates sufficient uncertainty regarding the realizability of its NOLs, that it is more likely than not, that some of the NOLs are not realizable. The realizability of the Company’s deferred tax assets and the corresponding valuation allowance will be adjusted in the future based on the Company’s actual taxable income results and updated estimates of future taxable income. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of valuation allowance, based on its projection of future operating results.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
6. Earnings Per Share
     Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding during the period. The Company had weighted average common shares and common share equivalents outstanding during the three months ended June 30, 2005 and 2004 of 22,648,608 and 22,259,594, respectively. For the three months ended June 30, 2005 and 2004, the Company had weighted average common shares of 19,864,253 and 19,173,579, respectively. The Company had weighted average common shares and common share equivalents outstanding during the six months ended June 30, 2005 and 2004 of 22,775,735 and 22,133,178, respectively. For the six months ended June 30, 2005 and 2004, the Company had weighted average common shares of 19,679,322 and 18,896,510, respectively. The Company’s common share equivalents consist of stock options.
7. Segment Information
     Health Management Systems works on behalf of government healthcare programs to contain costs by recovering expenditures that were the responsibility of a third-party, or that were paid inappropriately. Health Management Systems’ clients include state Medicaid programs, their managed care plans, state prescription drug programs, child support enforcement agencies, and other public programs. The Company’s Reimbursement Services Group (RSG) ensures that healthcare providers correctly document services that qualify for special reimbursement through the Medicare Cost Report and other governmental payment mechanisms.
     The Company measures the performance of its operating segments through “Operating Income” as defined in the accompanying unaudited interim condensed consolidated statements of income. Consistent with how the Company manages these businesses, segment operating margin is reported as operating contribution prior to corporate overheads. Corporate overheads, consisting of data processing costs and general and administrative expenses are managed as cost centers servicing multiple operating businesses. Prior year presentations have been reclassified to be consistent with the current year presentation.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Total		Health
	HMS		Management
(in thousands)	Holdings	RSG	Systems	Corporate

As of and for the three months ended June 30, 2005
Revenue	$13,316	$1,203	$12,113	$—
Operating income (loss)	706	46	4,384	(3,724)
Total assets	65,789	3,427	14,835	47,527
Goodwill	2,382	1,299	1,083	—
Depreciation and amortization	592	5	155	432
Capital expenditures, including investment in software	789	—	507	282

As of and for the three months ended June 30, 2004 (Restated)
Revenue	$12,166	$1,761	$10,405	$—
Operating income (loss)	439	737	3,945	(4,243)
Total assets	54,389	2,755	8,545	43,089
Goodwill	2,382	1,299	1,083	—
Depreciation and amortization	430	1	129	300
Capital expenditures, including investment in software	460	21	238	201

As of and for the six months ended June 30, 2005
Revenue	$25,361	$1,845	$23,516	$—
Operating income (loss)	1,492	(381)	9,271	(7,398)
Total assets	65,789	3,427	14,835	47,527
Goodwill	2,382	1,299	1,083	—
Depreciation and amortization	1,103	10	289	804
Capital expenditures, including investment in software	2,231	25	686	1,520

As of and for the six months ended June 30, 2004 (Restated)
Revenue	$23,722	$3,341	$20,381	$—
Operating income (loss)	1,357	1,417	8,196	(8,256)
Total assets	54,389	2,755	8,545	43,089
Goodwill	2,382	1,299	1,083	—
Depreciation and amortization	838	1	253	584
Capital expenditures, including investment in software	1,233	21	486	726

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

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
8. Restructuring
     The following table presents a summary of the activity in accrued liabilities for restructuring charges (in thousands):

New York Leased
Space Reduction
Balance at December 31, 2004	$1,337
Cash payments	(63)
Provision for restructuring	—

Balance at June 30, 2005	$1,274

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
     As there were no changes to our critical accounting policies during the six months ended June 30, 2005, please refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for a summary of our policies.
Discontinued Operation
     On March 31, 2005, after engaging in a review of our business strategies, plans and operations, the Board of Directors determined to, and authorized and committed to a plan to, sell or otherwise divest the medical claiming businesses conducted by our Accordis subsidiary. Accordis provides business office services for hospitals and other healthcare providers. We intend to retain the reimbursement services business of Accordis, which accounted for $6,476,000 of revenue and $2,389,000 of operating margin in 2004. This business has been transferred to and will be operated as a wholly owned subsidiary of HMS Holdings, Reimbursement Services Group Inc. (RSG).
     Our plan is to complete the discontinuance of the Accordis business within the next nine months by selling the business to a third party. Although we have received expressions of interest in acquiring the Accordis business, we can give no assurance that the divestiture will occur.
     Going forward, HMS and RSG will concentrate on the federal healthcare program cost containment and cost reporting services that accounted for 60% of our 2004 revenues and all of our operating income. Our healthcare cost containment and cost reporting businesses are technology-based leaders in markets characterized by high barriers to entry and have been growing at a combined rate averaging 18% per year for the last four years.
     In the preparation of our segment disclosures included in prior year filings on Form 10-K and Form 10-Q, we fully allocated corporate overheads and data center costs to our operating segments. We managed those functions as consolidated cost centers supporting both our operating businesses to better leverage these costs across two operating businesses and to avoid duplicating overheads. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have presented the results of operations of Accordis, exclusive of RSG, as a discontinued operation. While the accounting rules require that we reclassify the results of Accordis and present them as discontinued operations, they do not allow for the allocation of any general corporate overheads to a discontinued

operation. Only those corporate functions directly attributable to the Accordis operation are classified as a component of discontinued operations. Accordingly, in the reclassified presentation of our results of operations, continuing operations bears 100% of indirect corporate allocations. Accordis operating profit is presented in the accompanying statement of operations as discontinued operations unburdened by corporate allocations previously allocated to it and accordingly, appears more profitable than in prior period disclosures.
     In preparing our segment disclosures, we have determined that continuing operations consists of two segments, Heath Management Systems and RSG. Consistent with how we manage these businesses, segment operating margin is reported as operating contribution prior to corporate overheads. Corporate overheads, consisting of data processing costs and general and administrative expenses are managed as cost centers servicing multiple operating businesses. Prior year presentations have been restated to conform to the current year presentation. The overview section that follows will address continuing operations only and the historical relationships of revenues and costs will reflect that the discontinued Accordis operations are no longer part of continuing operations.
     Current Overview
     In general, our business is driven by the steadily rising costs of Medicaid and Medicare, the major entitlement programs that make up the healthcare safety net in the United States. Medicaid, which is jointly administered by the states and federal government, provides health and long-term care services to more than 50 million low-income, elderly and disabled individuals. Medicare, the national health insurance program for people aged 65 and older and certain disabled individuals, provides for more than 40 million Americans. The cost of these programs is expected to total more than $600 billion in 2005, and has increased more than 50% since 2000. The healthcare payors and providers who bear the cost of these programs create the demand for the cost containment services we offer through our two distinct operating subsidiaries, Health Management Systems and RSG.
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
     Revenue Considerations
     Revenue from our Health Management Systems business, most of which is in the form of contingent fees derived from providing coordination of benefits services to state Medicaid agencies, has grown in tandem with the rise of Medicaid expenditures. Medicaid costs have grown by an average of approximately 10% annually over the past several years, and similar growth is expected for years to come. In an effort to restrict the growth of these costs, state governments have increasingly engaged vendors to provide coordination of benefits and other cost containment services.
     Medicare reimburses hospitals for the costs associated with providing services to Medicare patients, but only if those costs can be accurately captured and reported. Given the complexity of reimbursement regulations and the practical limitations of patient accounting systems, securing from Medicare all of the cost reimbursement to which they are entitled is an enormous challenge for hospitals. RSG’s technology offers hospitals a cost-effective mechanism for aggregating and reporting reimbursable costs to Medicare, and as Medicare costs increase, more and more hospitals reach a level of Medicare activity that makes it worthwhile for them to utilize RSG’s services.

     It should be noted that our business, even though it is conducted for the most part under long-term contracts, is nonetheless subject to significant quarter-to-quarter variation in the timing of revenue. In the most common example, a government entity may slow down reimbursement to or recoupment from providers for reasons related to the availability of fiscal-year specific appropriations, with the result that our contingent fee revenue may move from one quarter to another even though all of our work relating to a project may be complete. In addition, while most of our work is recurring, it may take place on an annual or project-specific basis, rather than monthly or quarterly, as our operating expenses do. For a more detailed discussion of risks affecting our business, please refer to our Annual Report on Form 10-K for the year ended December 31, 2004.
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

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
     The following table sets forth, for the periods indicated, certain items in our condensed consolidated statements of income expressed as a percentage of revenue:

	Three Months Ended June 30,
	2005	2004
Revenue	100.0%	100.0%
Cost of services:
Compensation	46.5%	49.3%
Data processing	8.5%	8.2%
Occupancy	8.2%	8.6%
Direct project costs	18.9%	19.2%
Other operating costs	12.6%	11.1%

Total cost of services	94.7%	96.4%

Operating income	5.3%	3.6%
Net interest income	1.9%	0.5%

Income from continuing operations before income taxes	7.2%	4.1%
Income tax expense	0.2%	0.1%

Income from continuing operations	7.0%	4.0%
Income from discontinued operations	3.4%	5.4%

Net income	10.4%	9.4%

     Revenue for the quarter ended June 30, 2005 was $13,316,000, an increase of $1,150,000 or 9.5% compared to revenue of $12,166,000 in the prior year quarter.
     Health Management Systems, which provides third party liability identification and recovery services to state Medicaid agencies, generated revenue of $12,113,000 for the three months ended June 30, 2005, a $1,708,000 or 16.4% increase over revenue for the three months ended June 30, 2004 of $10,405,000. This increase primarily reflected an increase of $1,200,000 across the comparable client base resulting from specific non-recurring revenue opportunities with certain clients based on their particular needs, differences in the timing of when client projects were completed in the current year compared to the prior year, and changes in the volume, yields and scope of client projects. Non-recurring revenue opportunities are generally situations where we have an opportunity to earn additional revenue from a client, which we do not expect will recur in the current year or that did not exist in the prior year. Additionally, revenue for the current year quarter included a $300,000 increase with three clients resulting from expansions in the scope of services provided. In addition, during the current quarter two new managed care plan clients accounted for $200,000 in new revenue.
     RSG, which provides reimbursement services for hospitals, generated revenue of $1,203,000 for the three months ended June 30, 2005, a $558,000 decrease from $1,761,000 for the three months ended June 30, 2004. This revenue decline was attributable to the cost report adjudication timetable of the Medicare intermediaries and we anticipate that for the full year RSG revenue growth will be approximately 13% above 2004 revenue.
     Compensation expense as a percentage of revenue was 46.5% for the three months ended June 30, 2005 compared to 49.3% for the three months ended June 30, 2004 and for the current quarter was $6,183,000, an increase of $196,000, or 3.3% from the prior year quarter expense of $5,987,000. This increase resulted from an increase in headcount, a general increase in compensation rates and increased costs of fringe benefits. At June 30, 2005, we had 284 employees in continuing operations compared to 244 employees at June 30, 2004.

     Data processing expense as a percentage of revenue was 8.5% for the three months ended June 30, 2005 compared to 8.2% for the three months ended June 30, 2004 and for the current quarter was $1,136,000, an increase of $133,000 or 13.3% from the prior year quarter expense of $1,003,000. The increase was related to increased depreciation expense and software licensing fees associated with the capacity upgrade put into service in the first quarter of this year partially offset by reductions in supplies and data communication costs.
     Occupancy expense as a percentage of revenue was 8.2% for the three months ended June 30, 2005 compared to 8.6% for the three months ended June 30, 2004 and for the current quarter was $1,091,000, an increase of $50,000 compared to the prior year quarter expense of $1,041,000. This increase primarily reflected increased equipment operating costs including the costs of copiers, depreciation of a new phone switch and repairs.
     Direct project expense as a percentage of revenue was 18.9% for the three months ended June 30, 2005 compared to 19.2% for the three months ended June 30, 2004 and for the current quarter was $2,521,000, an increase of $181,000 or 7.7% from the prior year quarter expense of $2,340,000. This increase primarily related to the increase in Health Management Systems revenue in the current quarter and as a percentage of revenue, was consistent with the prior year quarter.
     Other operating costs as a percentage of revenue were 12.6% for the three months ended June 30, 2005 compared to 11.1% for the three months ended June 30, 2004 and for the current quarter were $1,679,000, an increase of $323,000 or 23.8% compared to the prior year quarter expense of $1,356,000. This increase primarily represented expenses related to increased professional fees, including the costs associated with a SAS 70 audit and higher legal fees.
     Operating income for the three months ended June 30, 2005 was $706,000 compared to $439,000 for the three months ended June 30, 2004. Health Management Systems had operating income of $4,384,000 for the quarter ended June 30, 2005 compared to $3,945,000 for the quarter ended June 30, 2004. The increase in Health Management Systems operating income resulted from incremental margin on increased revenue as operating margin as a percentage of revenue was consistent with the prior year quarter. RSG had operating income of $46,000 for the quarter ended June 30, 2005 compared to operating income of $738,000 for the prior year quarter. The reduction in RSG operating income was attributable to the $576,000 decrease in revenue due to the timing of Medicare cost report adjudication by fiscal intermediaries, an increase in non-recurring direct project legal fees of $58,000 and increased compensation and occupancy costs. Due to the timing of recognition of our contingency fee revenue, substantially all of the reduced revenue also reduced operating margin. Costs associated with data processing and general and administrative expenses decreased to $3,724,000 in the current quarter from $4,243,000 in the prior year quarter. This reduction was principally due to reductions in general and administrative compensation expenses.
     Net interest income was $254,000 for the three months ended June 30, 2005 compared with net interest income of $58,000 for the three months ended June 30, 2004 and reflected a shift to municipal auction rate securities, an increase in market interest rates and an overall increase in cash, cash equivalents and short-term investments.
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

     Income from continuing operations was $932,000 in the current year quarter compared to income of $490,000 in the prior year quarter.
     As more fully discussed in the Discontinued Operation section above, we reported the results of Accordis as a discontinued operation for all periods presented. Income from discontinued operations was $464,000 for the three months ended June 30, 2005 compared to $652,000 for the three months ended June 30, 2004.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
     The following table sets forth, for the periods indicated, certain items in our condensed consolidated statements of income expressed as a percentage of revenue:

	Six Months Ended June 30
	2005	2004
Revenue	100.0%	100.0%
Cost of services:
Compensation	47.8%	48.9%
Data processing	8.3%	8.2%
Occupancy	8.4%	8.5%
Direct project costs	17.2%	17.6%
Other operating costs	12.4%	11.1%

Total cost of services	94.1%	94.3%

Operating income	5.9%	5.7%
Net interest income	1.8%	0.5%

Income from continuing operations before taxes	7.7%	6.2%
Income tax expense	0.2%	0.1%

Income from continuing operations	7.5%	6.1%
Loss from discontinued operations	-0.6%	-2.4%

Net income	6.9%	3.7%

     Revenue for the six months ended June 30, 2005 was $25,361,000, an increase of $1,639,000 or 6.9% compared to revenue of $23,722,000 in the prior year period.
     Health Management Systems, which provides third party liability identification and recovery services to state Medicaid agencies, generated revenue of $23,516,000 for the six months ended June 30, 2005, a $3,135,000 or 15.4% increase over revenue for the six months ended June 30, 2004 of $20,381,000. This increase primarily reflected an increase of $2,200,000 across the comparable client base resulting from specific non-recurring revenue opportunities with certain clients based on their particular needs, differences in the timing of when client projects were completed in the current year compared with the prior year, and changes in the volume, yields and scope of client projects. Non-recurring revenue opportunities are generally situations where we have an opportunity to earn additional revenue from a client, which we do not expect will recur in the current year or which did not exist in the prior year. Additionally, revenue for the current year period included a $600,000 increase with three clients resulting from expansions in the scope of services provided. In addition, during the current period two new managed care plan clients accounted for $300,000 in new revenue.

     RSG, which provides reimbursement services for hospitals, generated revenue of $1,845,000 for the six months ended June 30, 2005, a $1,496,000 decrease from $3,341,000 for the six months ended June 30, 2004. This revenue decline was attributable to the cost report adjudication timetable of the Medicare intermediaries and we anticipate that for the full year RSG revenue growth will be approximately 13% above 2004 revenues.
     Compensation expense as a percentage of revenue was 47.8% for the six months ended June 30, 2005 compared to 48.9% for the six months ended June 30, 2004 and for the current period was $12,122,000, an increase of $515,000, or 4.4% from the prior year period expense of $11,607,000. This increase resulted from an increase in headcount, a general increase in compensation rates and increased costs of fringe benefits. At June 30, 2005, we had 284 employees in continuing operations compared to 244 employees at June 30, 2004.
     Data processing expense as a percentage of revenue was 8.3% for the six months ended June 30, 2005 compared to 8.2% for the six months ended June 30, 2004 and for the current period was $2,102,000, an increase of $147,000 or 7.5% from prior year period expense of $1,955,000. The increase was related to increased depreciation expense and software licensing fees associated with the capacity upgrade put into service in the first quarter of this year partially offset by reductions in supplies, maintenance and data communication costs.
     Occupancy expense as a percentage of revenue was 8.4% for the six months ended June 30, 2005 compared to 8.5% for the six months ended June 30, 2004 and for the current period was $2,132,000, an increase of $115,000 or 5.7% from prior year period expense of $2,017,000. This increase primarily reflected increased operating costs including the costs of copiers, depreciation of a new phone switch and repairs.
     Direct project expense as a percentage of revenue was 17.2% for the six months ended June 30, 2005 compared to 17.6% for the six months ended June 30, 2004 and for the current period was $4,365,000, an increase or $182,000 or 4.4% from prior year period expense of $4,183,000. This decrease as a percentage of sales primarily related to lower subcontractor content in the Health Management Systems revenue in the current period.
     Other operating costs as a percentage of revenue were 12.4% for the six months ended June 30, 2005 compared to 11.0% for the six months ended June 30, 2004 and for the current period were $3,148,000, an increase of $545,000 or 20.9% compared to the prior year period expense of $2,603,000. This increase primarily represented expenses related to increased legal fees and costs associated with a SAS 70 audit.
     Operating income for the six months ended June 30, 2005 was $1,492,000 compared to $1,357,000 for the six months ended June 30, 2004. Health Management Systems had operating income of $9,271,000 for the period ended June 30, 2005 compared to $8,196,000 for the period ended June 30, 2004. The increase in Health Management Systems operating income resulted from incremental margin on increased revenue as operating margin as a percentage of revenue was consistent with the prior year. RSG had an operating loss of $381,000 for the period ended June 30, 2005 compared to operating income of $1,417,000 for the prior year period. The reduction in RSG operating income was attributable to the $1,497,000 decrease in revenue due to the timing of the Medicare cost report review process, an increase in non-recurring direct project legal fees of $58,000, severance expense of $40,000 and increased compensation and occupancy costs. Due to the timing of recognition of our contingency fee revenue, substantially all of the reduced revenue also reduced operating margin. Costs associated with data processing and general and administrative expenses decreased to $7,398,000 in the current period from $8,256,000 in the prior year period. This reduction was principally due to reductions in general and administrative compensation expenses.

     Net interest income was $448,000 for the six months ended June 30, 2005 compared with net interest income of $118,000 for the six months ended June 30, 2004 and reflected a shift to municipal auction rate securities, an increase in market interest rates and an overall increase in cash, cash equivalents and short-term investments.
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
     Income from continuing operations was $1,885,000 in the current year period compared with income of $1,453,000 in the prior year period.
     As more fully discussed in the Discontinued Operation section above, we reported the results of Accordis as a discontinued operation for all periods presented. The loss from discontinued operations was $145,000 for the six months ended June 30, 2005 compared with a loss of $584,000 for the six months ended June 30, 2004.
Off-Balance Sheet Financing Arrangements
     We do not have any off-balance sheet financing arrangements, other than operating leases discussed below.
Liquidity and Capital Resources
     Historically, our principal sources of funds are operations. At June 30, 2005, our cash and cash equivalents and short-term investments and net working capital were $33.7 million and $46.8 million, respectively. The reduction in cash and cash equivalents and short-term investments from $35.0 million at March 31, 2005 is partially due to certain of our municipal customers timing payment of accounts receivable until after their June 30 fiscal year-end. Although we expect that operating cash flows will be a primary source of liquidity, the current significant cash and short-term investment balances and working capital position are also fundamental sources of liquidity and capital resources. The current cash and short term investment balances are more than sufficient to meet our short-term funding needs that are not met by operating cash flows. Operating cash flows could be adversely affected by a decrease in demand for our services. Our typical client relationship, however, usually has a duration of several years, and as a result we do not expect any current decrease in demand. We estimate that we will purchase approximately $3.6 million of property and equipment during 2005. The payments due by period for our contractual obligations, consisting principally of facility lease obligations and equipment rental and software license obligations, are as follows (in thousands):

		Less than
	Total	1 Year	2-3 Years	4-5 Years	After 5 years
Operating leases	$34,012	$5,663	$8,781	$6,982	$12,586

     We have entered into sublease arrangements for some of our facility obligations and expect to receive the following rental receipts (in thousands):

	Less than
Total	1 Year	2-3 Years	4-5 Years	After 5 years
$7,935	$2,273	$2,429	$1,153	$2,080
     For the period ended June 30, 2005, cash used in operations was $170,000 compared to cash provided by operations of $588,000 for the prior year period. The current year period’s difference between the $170,000 of cash used in operations and net income of $1,740,000 includes a decrease in accounts payable, accrued expenses and other liabilities of $2,471,000 principally due to the timing of payments for prior year capital purchases. During the current year period, cash used in investing activities was $8,581,000, reflecting net purchases of $6,350,000 of auction rate municipal securities in the current period, purchases of property and equipment of $2,040,000 and investment in software of $191,000. Cash provided by financing activities of $1,585,000 consisted of proceeds received from employee stock option exercises of $1,694,000 reduced by $109,000 of treasury stock purchases.
     On May 28, 1997, the Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not in excess of $10 million. During the six months ended June 30, 2005, we purchased 17,930 shares of common stock for an aggregate purchase price of approximately $109,000. Cumulatively since the inception of the repurchase program, we have repurchased 1,662,846 shares having an aggregate purchase price of $9.4 million.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     Our holdings of financial instruments consist of municipal auction rate securities at June 30, 2005 and are classified as short-term investments, which have contractual maturities between 2025 through 2044. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our investment portfolio represents funds held temporarily, pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while, at the same time, seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers.
     The table below presents the historic cost basis, and the fair value for our investment portfolio as of June 30, 2005, and the related weighted average interest rates by year of maturity (in thousands):

	Total	Total
	Historical Cost	Fair value

Municipal auction rate securities	$28,850,000	$28,850,000
Average interest rate	3.33%

Item 4. Controls and Procedures
     As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon our evaluation, our Chief Executive

Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.
     There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds
     Shares of common stock repurchased by the Company during the quarter ended June 30, 2005 were as follows:
Issuer Repurchases of Equity Securities

			Total Number of	Maximum Dollar
			Shares Purchased	Value that May Yet
	Total Number of		as Part of Publicly	Be Purchased
	Shares	Average Price Paid	Announced Plans	Under the Plans or
Period	Repurchased	per Share	or Programs	Programs
April 1-30, 2005	—	—	—	$638,725
May 1-31, 2005	12,030	$6.05	1,656,946	$638,725
June 1-30, 2005	5,900	$6.03	1,662,846	$603,175
Total	17,930	$6.04	1,662,846	$603,175
     All of the above repurchases were part of the May 28, 1997 plan that was authorized by the Company’s Board of Directors for a maximum of $10 million in common shares.
Item 4. Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Shareholders was held on June 3, 2005. The 18,062,194 shares of common stock (Common Stock) present at the meeting out of a then total 19,823,117 shares outstanding and entitled to vote, acted as follows with respect to the following proposals:
     Approved, by a vote of: 11,960,570 shares of Common Stock for and 6,101,624 shares against, the election of Robert M. Holster as a director; 11,848,036 shares of Common Stock for and 6,214,158 shares against, the election of William F. Miller III as a director; 17,937,671 shares of Common Stock for and 124,523 shares against the election of William W. Neal as a director; 17,940,390 shares of Common Stock for and 121,804 shares against, the election of Ellen A. Rudnick as a director; and 17,904,170 shares of Common Stock for and 158,024 shares against, the election of Richard H. Stowe as a director.
     Ratified, by a vote of 17,856,623 shares of Common Stock for, 190,591 shares against, and 14,980 shares abstained, the selection of KPMG LLP as our independent certified public accountants for the fiscal year ending December 31, 2005.

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

Date: August 5, 2005	HMS HOLDINGS CORP.
(Registrant)

	By:	/s/ Robert M. Holster

Robert M. Holster
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Thomas G. Archbold

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