Form 10-Q
period 2005-09-30
HMS HOLDINGS CORP
filed 2005-11-09
CIK 1196501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Yes ☑ No ☐
     The number of shares common stock, $.01 par value, outstanding as of November 8, 2005 was 20,095,377.

HMS HOLDINGS CORP. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$5,861	$9,196
Short-term investments	32,050	22,500
Accounts receivable, net	18,309	13,544
Prepaid expenses and other current assets, including deferred tax assets of $2,270 and $1,981 at September 30, 2005 and December 31, 2004, respectively	3,713	3,196
Current assets of discontinued operations	—	10,605

Total current assets	59,933	59,041
Property and equipment, net	5,007	4,183
Goodwill, net	2,382	2,382
Deferred income taxes, net	6,650	6,939
Other assets	5,398	37
Noncurrent assets of discontinued operations	—	4,081

Total assets	$79,370	$76,663

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable, accrued expenses and other liabilities	$9,993	$11,228
Current liabilities of discontinued operations	—	3,666

Total current liabilities	9,993	14,894

Other liabilities	1,550	1,371

Total liabilities	11,543	16,265

Commitments and contingencies

Shareholders’ equity:
Preferred stock — $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock — $.01 par value; 45,000,000 shares authorized; 21,698,325 shares issued and 20,035,479 shares outstanding at September 30, 2005; 20,980,331 shares issued and 19,335,415 shares outstanding at December 31, 2004	217	210
Capital in excess of par value	79,430	77,237
Accumulated deficit	(2,423)	(7,761)
Treasury stock, at cost; 1,662,846 and 1,644,916 shares at September 30, 2005 and December 31, 2004, respectively	(9,397)	(9,288)

Total shareholders’ equity	67,827	60,398

Total liabilities and shareholders’ equity	$79,370	$76,663

See accompanying notes to condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Month and Nine Month Periods ended September 30, 2005 and 2004
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue	$17,435	$12,383	$42,796	$36,105

Cost of services:
Compensation	6,974	5,490	19,096	17,097
Data processing	1,273	1,003	3,375	2,958
Occupancy	1,215	1,076	3,347	3,093
Direct project costs	2,822	2,219	7,187	6,402
Other operating costs	1,472	1,542	4,620	4,145

Total cost of services	13,756	11,330	37,625	33,695

Operating income	3,679	1,053	5,171	2,410
Net interest income	328	83	776	201

Income from continuing operations before income taxes	4,007	1,136	5,947	2,611
Income taxes	200	39	255	61

Income from continuing operations	3,807	1,097	5,692	2,550

Discontinued operations:
Income (loss) from operations	948	371	803	(213)
Loss on sale of discontinued operations	(1,157)	—	(1,157)	—

Income (loss) from discontinued operations	(209)	371	(354)	(213)

Net income	$3,598	$1,468	$5,338	$2,337

Basic income per share data:
Income per share from continuing operations	$0.19	$0.06	$0.29	$0.13
Income (loss) per share from discontinued operations	(0.01)	0.02	(0.02)	(0.01)

Net income per basic share	$0.18	$0.08	$0.27	$0.12

Weighted average common shares outstanding, basic	19,948	19,213	19,770	19,003

Diluted income per share data:
Income per share from continuing operations	$0.17	$0.05	$0.25	$0.12
Income (loss) per share from discontinued operations	(0.01)	0.02	(0.02)	(0.01)

Net income per diluted share	$0.16	$0.07	$0.23	$0.11

Weighted average common shares, diluted	22,933	22,265	22,827	22,179

     See accompanying notes to condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Nine Month Period Ended September 30, 2005
(In thousands, except share amounts)
(unaudited)

	Common Stock		Capital In				Total
	# of Shares	Par	Excess Of	Accumulated	Treasury Stock		Shareholders'
	Issued	Value	Par Value	Deficit	# of Shares	Amount	Equity

Balance at December 31, 2004	20,980,331	$210	$77,237	($7,761)	1,644,916	($9,288)	$60,398

Net and comprehensive income	—	—	—	5,338	—	—	5,338
Purchases of treasury stock	—	—	—	—	17,930	(109)	(109)
Exercise of stock options	717,994	7	2,193	—	—	—	2,200

Balance at September 30, 2005	21,698,325	$217	$79,430	($2,423)	1,662,846	($9,397)	$67,827

See accompanying notes to condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Month Periods ended September 30, 2005 and 2004
(in thousands)
(unaudited)

	2005	2004
Operating activities:
Net income	$5,338	$2,337
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from discontinued operations	354	213
Loss on disposal of fixed assets	32	20
Depreciation and amortization	1,724	1,276
Changes in assets and liabilities:
Increase in accounts receivable	(4,765)	(4,454)
(Increase) decrease in prepaid expenses and other current assets	(60)	865
Increase in other assets	12	(837)
Increase in accounts payable, accrued expenses and other liabilities	(1,057)	595

Net cash provided by operating activities	1,578	15

Investing activities:
Purchases of short-term investments	(60,250)	—
Sales of short-term investments	50,700	—
Proceeds from sale of Accordis	2,000	—
Purchases of property and equipment	(2,138)	(1,463)
Investment in software	(441)	(295)

Net cash used in investing activities	(10,129)	(1,758)

Financing activities:
Proceeds from exercise of stock options	2,200	1,778
Purchases of treasury stock	(109)	—

Net cash provided by financing activities	2,091	1,778

Net increase (decrease) in cash and cash equivalents	(6,460)	35
Cash provided by (used in) discontinued operations	3,125	(893)
Cash and cash equivalents at beginning of period	9,196	26,615

Cash and cash equivalents at end of period	$5,861	$25,757

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$234	$86

Supplemental disclosure of noncash investing activities:
Note receivable from the sale of Accordis	$5,535	$—

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
2. Stock-Based Compensation
     The Company accounts for stock-based compensation under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, the Company has elected to continue following the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and to adopt only the disclosure provisions of SFAS No. 123. Accordingly, no employee compensation costs have been recognized for the Company’s stock option plans. Had compensation costs for the Company’s stock options been determined consistent with the fair value method prescribed by SFAS 123, the Company’s net income and related per share amounts would have been adjusted to the pro forma amounts indicated below:

		Three Months Ended Sept 30,		Nine Months Ended Sept 30,
(in thousands, except per share amounts)		2005	2004	2005	2004
Net income, as reported		$3,598	$1,468	$5,338	$2,337
Stock-based employee compensation expense included in reported net income		-	-	-	-
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(358)	(332)	(1,832)	(1,076)

Pro forma net income		$3,240	$1,136	$3,506	$1,261

Net income per basic share	As reported	$0.18	$0.08	$0.27	$0.12
	Pro forma	$0.16	$0.06	$0.18	$0.07
Net income per diluted share	As reported	$0.16	$0.07	$0.23	$0.11
	Pro forma	$0.14	$0.05	$0.15	$0.06

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
     HMS Holdings Corp. furnishes revenue recovery and cost containment services to healthcare providers and government health care payors. The Company helps clients increase revenue, accelerate collections, and reduce operating and administrative costs. The Company operates two businesses through its wholly-owned subsidiaries, Health Management Systems, Inc. and Reimbursement Services Group Inc.
(b)	Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
(b)	Reclassifications
     Certain reclassifications were made to prior period amounts to conform to the current period presentation.
4. Discontinued Operation
     On August 31, 2005, the Company sold the stock of its Accordis Inc. (Accordis) subsidiary to Accordis Holding Corp. (AHC), an unrelated New York based private company, for $8 million, consisting of cash of $2 million and an interest bearing five year promissory note of $6 million. The note bears interest at 6% per annum and requires semi-annual principal payments of $100,000, with the balance of $5.1 million due in a balloon payment on August 31, 2010. Management has discounted this

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
note by $465,000 using an effective rate of 8%, resulting in the note having a net present value at August 31, 2005 of $5.5 million and is included as a component of other Noncurrent Assets.
     The Stock Purchase Agreement (SPA) provided for purchase price adjustments based upon differences between the Tangible Net Worth (TNW) and Net Accounts Receivable (NAR), as defined and specified in the SPA, from March 31, 2005 and the final closing of August 31, 2005. Accordis’ NAR at August 31, 2005 was approximately $0.6 million less than the target in the SPA, resulting in a negative purchase price adjustment. This reduction in NAR was principally the result of cash collections exceeding revenue during the period from March 31, 2005 through August 31, 2005. There was no additional adjustment for TNW. The SPA provides AHC an opportunity to challenge the computation of NAR and TNW and includes dispute resolution procedures, including binding arbitration. Any adjustments to TNW or NAR are not expected to be material.
     The SPA contains indemnification provisions pursuant to which the Company agreed to indemnify AHC for liabilities in connection with Accordis that arose prior to the sale of Accordis to AHC on August 31, 2005. AHC agreed to indemnify the Company for liabilities in connection with Accordis that arise after the sale. There is a minimum indemnification claim threshold of $250,000 that is computed after taking into account any insurance proceeds. The Company’s liability under the indemnification provisions of the SPA is capped at the purchase price. The Company is not aware of any potential claims under the indemnification provisions of the SPA.
     At August 31, 2005, the Company recorded a loss on the sale of the stock of its Accordis business of $1.2 million, as follows:

Gross Purchase Price	$8,000,000
Less: Discount on Note	(465,000)
Less: Net Accounts Receivable adjustment	(565,000)

Adjusted net proceeds	6,970,000
Less: Net assets sold	(8,016,000)

Loss on sale before transaction costs	(1,046,000)
Transaction costs	(131,000)

Loss on sale	(1,177,000)
Income tax benefit	20,000

Net loss on sale	$(1,157,000)

     The net assets of Accordis sold exclude certain liabilities retained by the Company of approximately $0.6 million, consisting principally of liabilities associated with Accordis customers and former employees.
      A major client of Accordis has asserted a claim against Accordis for certain alleged processing errors in submitting healthcare claims on behalf of the client. In connection with the sale of Accordis, the Company agreed to indemnify Accordis and its buyer with respect to this claim. The Company believes that the range of loss on this claim is between $.7 million and $3.5 million and that a significant portion of the claim may be covered by insurance. The Company has had discussions with the client regarding the claim, but the parties have not yet been able to reach a satisfactory resolution and the client has recently threatened litigation. There can be no assurances that the claim will be settled without material liability to the Company or that insurance will be available to cover the Company’s losses. The Company has recorded $.7 million as a liability for this claim.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The company entered into a three year Data Services Agreement (DSA) to provide data processing services to AHC for $2.7 million per annum, which will be reported as revenue in the Company’s financial statements. The DSA contains certain specified service levels consistent with prior history and provides for revenue increases in the event AHC exceeds certain transaction levels. The Company has also entered into a Sublease Agreement with AHC for the portion of one floor at its headquarters previously occupied by the Accordis business. The sublease is for 18 months at an annual rent of $0.2 million that will be reported as a reduction of occupancy costs in the Company’s financial statements. Additionally, the Company entered into a short-term Transition Services Agreement with AHC to provide accounting and human resource support services through no later than December 31, 2005. This service will be provided at cost and will be reported as reductions of expense, principally compensation expense, in the Company’s financial statements.
     Results of operations from the Accordis discontinued operations for the two months and eight months ended August 31, 2005 and the three month and nine months ended September 2004 were as follows (in thousands):

	Two Months	Three Months
	Ended August 31,	Ended September 30,
	2005	2004
Revenue	$4,558	$8,909

Income before income taxes	968	368
Income tax (expense) benefit	(20)	4

Income from discontinued operations	$948	$372

	Eight Months	Nine Months
	Ended August 31,	Ended September 30,
	2005	2004
Revenue	$17,716	$25,840

Income (loss) before income taxes	826	(239)
Income tax (expense) benefit	(23)	26

Income (loss) from discontinued operations	$803	($213)

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Assets and liabilities of the Accordis discontinued operations at December 31, 2004 were as follows (in thousands):

December 31,
2004
Current assets	$10,605
Current liabilities	(3,666)

Net current assets	$6,939

Property and equipment	$740
Goodwill	3,297
Other assets	44

Net noncurrent assets	$4,081

5. Income Taxes
     The current income tax expense for continuing operations was comprised of the following (in thousands):

	Three months ended September 30,
	2005	2004
Federal tax expense	$60	$30
State tax expense	140	9

Total tax expense	$200	$39

	Nine months ended September 30,
	2005	2004
Federal tax expense	$91	$45
State tax expense	164	16

Total tax expense	$255	$61

     The current income tax expense in 2005 and 2004 principally arises from alternative minimum tax requirements.
     At September 30, 2005, the Company has recognized a valuation allowance of $2,133,000 against $11,053,000 of the net deferred tax assets of its continuing operations. The valuation allowance balance of $2,133,000 is specifically associated with the Company’s net operating losses (NOLs), which account for the majority of the Company’s deferred tax assets. The Company also expects that by December 31, 2005, it will have substantially reduced its valuation allowance through income generated in 2005 and the Accordis purchase price allocation process such that in 2006, the Company will begin to provide for income tax expense in its results of operations, at an effective rate of approximately 40%. It is expected that the 2006 provision for income taxes will be primarily a deferred tax provision as the Company’s

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
utilization of available NOL will result in the Company continuing to make payments under the alternative minimum tax system during 2006.
6. Earnings Per Share
     Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding during the period. The Company had weighted average common shares and common share equivalents outstanding during the three months ended September 30, 2005 and 2004 of 22,933,392 and 22,264,621, respectively. For the three months ended September 30, 2005 and 2004, the Company had weighted average common shares of 19,948,078 and 19,213,304, respectively. The Company had weighted average common shares and common share equivalents outstanding during the nine months ended September 30, 2005 and 2004 of 22,827,368 and 22,179,082, respectively. For the nine months ended September 30, 2005 and 2004, the Company had weighted average common shares of 19,769,927 and 19,002,879, respectively. The Company’s common share equivalents consist of stock options.
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

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Total		Health
	HMS		Management
(in thousands)	Holdings	RSG	Systems	Corporate

As of and for the three months ended September 30, 2005
Revenue	$17,435	$3,868	$13,342	$225
Operating income (loss)	3,679	2,542	5,339	(4,202)
Total assets	79,370	5,926	19,366	54,078
Goodwill	2,382	1,299	1,083	—
Depreciation and amortization	621	11	188	422
Capital expenditures, including investment in software	348	77	679	(408)

As of and for the three months ended September 30, 2004 (Restated)
Revenue	$12,383	$1,447	$10,936	$—
Operating income (loss)	1,053	444	4,601	(3,992)
Total assets	55,373	3,110	16,110	36,153
Goodwill	2,382	1,299	1,083	—
Depreciation and amortization	438	1	139	298
Capital expenditures, including investment in software	511	2	291	218

As of and for the nine months ended September 30, 2005
Revenue	$42,796	$5,714	$36,857	$225
Operating income (loss)	5,171	2,162	14,610	(11,601)
Total assets	79,370	5,926	19,366	54,078
Goodwill	2,382	1,299	1,083	—
Depreciation and amortization	1,724	21	477	1,226
Capital expenditures, including investment in software	2,579	102	1,365	1,112

As of and for the nine months ended September 30, 2004 (Restated)
Revenue	$36,105	$4,788	$31,317	$—
Operating income (loss)	2,410	1,861	12,792	(12,243)
Total assets	55,373	3,110	16,110	36,153
Goodwill	2,382	1,299	1,083	—
Depreciation and amortization	1,276	2	392	882
Capital expenditures, including investment in software	1,759	23	777	959

     Other corporate assets, including cash and cash equivalents, short-term investments, deferred tax assets and corporate data processing assets are shown in the corporate category and do not include the assets of discontinued operations. Prior years amounts include reclassifications to conform to the Company’s current segmentation. Corporate revenue results from services provided under the DSA with AHC.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
8. Restructuring
     The following table presents a summary of the activity in accrued liabilities for restructuring charges (in thousands):

New York Leased
Space Reduction
Balance at December 31, 2004	$1,337
Cash payments	(127)
Provision for restructuring	—

Balance at September 30, 2005	$1,210

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
     As there were no changes to our critical accounting policies during the nine months ended September 30, 2005, please refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for a summary of our policies.
Discontinued Operation
     On August 31, 2005, we sold the stock of our Accordis Inc. (Accordis) subsidiary to Accordis Holding Corp. (AHC), an unrelated New York based private company, for $8 million, consisting of cash of $2 million and an interest bearing five year promissory note of $6 million. The note bears interest at 6% per annum and requires semi-annual principal payments of $100,000, with the balance of $5.1 million due in a balloon payment on August 31, 2010. Management has discounted this note by $465,000 using an effective rate of 8%, resulting in the note having a net present value at August 31, 2005 of $5.5 million.
     The Stock Purchase Agreement (SPA) provided for purchase price adjustments based upon differences between the Tangible Net Worth (TNW) and Net Accounts Receivable (NAR), as defined and specified in the SPA, from March 31, 2005 and the final closing of August 31, 2005. Accordis’ NAR at August 31, 2005 was approximately $0.6 million less than the target in the SPA, resulting in a negative purchase price adjustment. This reduction in NAR was principally the result of cash collections exceeding revenue during the period from March 31, 2005 through August 31, 2005. There was no additional purchase price adjustment for TNW. The SPA provides AHC an opportunity to challenge the computation of NAR and TNW and SPA includes dispute resolution procedures, including binding arbitration. Any adjustments to TNW or NAR are not expected to be material.
     The SPA contains indemnification provisions pursuant to which we agreed to indemnify AHC for liabilities in connection with Accordis that arose prior to the sale of Accordis to AHC on August 31, 2005. AHC agreed to indemnify us for liabilities in connection with Accordis that arise after the sale. There is a minimum indemnification claim threshold of $250,000 that is computed after taking into account any insurance proceeds. Our liability under the indemnification provisions of the SPA is capped at the purchase price. We are not aware of any potential claims under the indemnification provisions of the SPA.

     At August 31, 2005, we recorded a loss on the sale of the stock of our Accordis business of $1.2 million.
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have presented the results of operations of Accordis prior to disposal on August 31, 2005, as a discontinued operation. Corporate overheads directly attributable to the Accordis operation are classified as a component of discontinued operations for all periods prior to August 31, 2005. Effective September 1, 2005, we entered into the Data Services Agreement with AHC to provide data processing services for $225,000 per month. Accordingly, approximately $216,000 of costs that previously would have been attributable to Accordis have been classified as corporate overhead attributable to continuing operations.
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
     Current Overview
     In general, our business is driven by the steadily rising costs of Medicaid and Medicare, the major entitlement programs that make up the healthcare safety net in the United States. Medicaid, which is jointly administered by the states and Federal government, funds health and long-term care services to more than 50 million low-income, elderly and disabled individuals. Medicare, the national health insurance program for people aged 65 and older and certain disabled individuals, covers more than 40 million Americans. The cost of these programs is expected to total more than $600 billion in 2005, and has increased more than 50% since 2000. The healthcare payors and providers who bear the cost of these programs create the demand for the cost containment services we offer through our two distinct operating subsidiaries, Health Management Systems and Reimbursement Services Group.
     Our work is highly customized to the needs of each client, and to the specifications of individual projects. Each client engagement is unique, and requires significant up-front investment, sometimes well before the engagement generates revenue.
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
     Operating Expenses
     As a service company, 44% to 48% of our operating expenses are compensation. We adjust our employee headcount based on known business needs and expectations about the near-term future. Compensation expense does tend to grow with increases in revenue — although not on a proportional basis, since many employee functions do not require additional staff as revenue increases.
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

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
     The following table sets forth, for the periods indicated, certain items in our condensed consolidated statements of income expressed as a percentage of revenue:

	Three Months Ended September 30,
	2005	2004
Revenue	100.0%	100.0%
Cost of services:
Compensation	40.0%	44.3%
Data processing	7.3%	8.1%
Occupancy	7.0%	8.7%
Direct project costs	16.2%	17.9%
Other operating costs	8.4%	12.5%

Total cost of services	78.9%	91.5%

Operating income	21.1%	8.5%
Net interest income	1.9%	0.7%

Income from continuing operations before income taxes	23.0%	9.2%
Income tax expense	1.2%	0.3%

Income from continuing operations	21.8%	8.9%
Income (loss) from discontinued operations	(1.2%)	3.0%

Net income	20.6%	11.9%

     Revenue for the quarter ended September 30, 2005 was $17,435,000, an increase of $5,052,000 or 41% compared to revenue of $12,383,000 in the prior year quarter.
     Health Management Systems, which provides third party liability identification and recovery services to state Medicaid agencies and managed care organizations, generated revenue of $13,342,000 for the three months ended September 30, 2005, a $2,406,000 or 22% increase over revenue for the three months ended September 30, 2004 of $10,936,000. This growth primarily reflected an increase of $1,738,000 across the comparable client base resulting from specific non-recurring revenue opportunities with certain clients based on their particular needs, differences in the timing of when client projects were completed in the current year compared to the prior year, and changes in the volume, yields and scope of client projects. Non-recurring revenue opportunities are generally situations where we have an opportunity to earn additional revenue from a client, which we do not expect will recur in the current year or that did not exist in the prior year. Included in revenue generated from the comparable client base was $1,896,000 of revenue for a client whose contract has expired. Revenue from this client is expected to continue through the second quarter of 2006 and combined with revenue from new state contract wins in 2005, is expected to more than offset this revenue reduction in 2006. Additionally, revenue for the current year quarter included a $476,000 increase with one client resulting from expansions in the scope of services provided. During the current quarter revenue from new clients totaled $337,000, primarily consisting of six new managed care plan clients providing $283,000, together with one new state client.

     RSG, which provides reimbursement services for hospitals, generated revenue of $3,868,000 for the three months ended September 30, 2005, a $2,421,000 or 167.3% increase from $1,447,000 for the three months ended September 30, 2004. This growth primarily reflected an increase of $1,803,000 across the comparable client base resulting from the cost report adjudication timetable of the Medicare intermediaries. Additional revenue for the current year quarter included a $400,000 increase with one client resulting from an expansion in scope of service provided. During the current quarter, revenue from two new clients generated $594,000, which was partially offset by a decrease of $376,000 related to a contract termination. We anticipate that for the full year RSG revenue growth will be approximately 15% above 2004 revenue.
     Additionally, $225,000 in revenue resulted from the provision of data processing services to Accordis Holding Corp. (AHC) in the month of September.
     Compensation expense as a percentage of revenue was 40% for the three months ended September 30, 2005 compared to 44.3% for the three months ended September 30, 2004 and for the current quarter was $6,974,000, an increase of $1,484,000, or 27% from the prior year quarter expense of $5,490,000. This increase resulted from an increase in headcount, a general increase in compensation rates, increased bonus expense due to the higher quarterly operating margin, and increased costs of fringe benefits. At September 30, 2005, we had 294 employees compared to 245 employees at September 30, 2004.
     Data processing expense as a percentage of revenue was 7.3% for the three months ended September 30, 2005 compared to 8.1% for the three months ended September 30, 2004 and for the current quarter was $1,273,000, an increase of $270,000 or 26.9% from the prior year quarter expense of $1,003,000. The increase was related to increased depreciation expense and software licensing fees associated with the capacity upgrade put into service in the first quarter of this year partially offset by reductions in supplies, maintenance and data communication costs.
     Occupancy expense as a percentage of revenue was 7.0% for the three months ended September 30, 2005 compared to 8.7% for the three months ended September 30, 2004 and for the current quarter was $1,215,000, an increase of $139,000 or 12.9% compared to the prior year quarter expense of $1,076,000. This increase primarily reflected increased equipment operating costs including depreciation of a new telephone system, increased rental expense associated with new office space, increases in utilities expenses, and increases in office equipment rental and maintenance.
     Direct project expense as a percentage of revenue was 16.2% for the three months ended September 30, 2005 compared to 17.9% for the three months ended September 30, 2004 and for the current quarter was $2,822,000, an increase of $603,000 or 27.2% from the prior year quarter expense of $2,219,000. This increase primarily related to the increase in revenue in the current quarter. The decrease in direct project expense as a percentage of revenue resulted from the increased RSG revenue, which generally has a lower direct project expense content than HMS revenue.
     Other operating costs as a percentage of revenue were 8.4% for the three months ended September 30, 2005 compared to 12.5% for the three months ended September 30, 2004 and for the current quarter were $1,472,000, a decrease of $70,000 or 4.5% compared to the prior year quarter expense of $1,542,000. This decrease primarily represented savings related to reduced insurance expense.

     Operating income for the three months ended September 30, 2005 was $3,679,000 compared to $1,053,000 for the three months ended September 30, 2004. Health Management Systems had operating income of $5,339,000 for the quarter ended September 30, 2005 compared to $4,601,000 for the quarter ended September 30, 2004. The increase in Health Management Systems operating income resulted from incremental margin on revenue growth. RSG had operating income of $2,542,000 for the quarter ended September 30, 2005 compared to operating income of $444,000 for the prior year quarter. The increase in RSG operating income was attributable to the $2,421,000 revenue growth due to the timing of Medicare cost report adjudication by fiscal intermediaries, partially offset by increases in non-recurring direct project legal fees of $82,000 and increased compensation and occupancy costs. Costs associated with data processing and general and administrative expenses of $4,202,000 increased by $210,000 in the current quarter from $3,992,000 in the prior year quarter. This increase was principally due to costs associated with providing data services to AHC that were previously attributable to discontinued operations.
     Net interest income was $328,000 for the three months ended September 30, 2005 compared to net interest income of $83,000 for the three months ended September 30, 2004 and reflected a shift to municipal auction rate securities, an increase in market interest rates and an overall increase in cash, cash equivalents and short-term investments.
     In 2005 and 2004, our income tax expense principally consisted of an alternative minimum tax liability resulting from our utilization of existing net operating loss carryforwards to offset current taxable income and state taxes. Most of our deferred income tax assets are in the form of net operating loss carryforwards. The uncertainty regarding the realizability of our deferred tax assets principally resulted from the operating losses of the Accordis business. The SPA allows AHC to elect to account for its acquisition of Accordis under Internal Revenue Code Section 338(h)(10), which allows the purchaser to account for the stock purchase of Accordis as an asset purchase. We anticipate that the purchase price allocation process will be completed prior to December 31, 2005 and will likely result in a reduction to our available NOL carryforwards. Based on AHC’s purchase price and the tangible net assets acquired, this is not expected to materially reduce our NOL carryforwards. We also expect that by December 31, 2005, we will have substantially reduced our valuation allowance through income generated in 2005 and the Accordis purchase price allocation process such that in 2006, we will begin to provide tax expense in our results of operations, at an effective rate of approximately 40%. The 2006 provision for income taxes will be primarily a deferred tax provision (a non-cash charge) as our utilization of available NOL will result in our continuing to make payments under the alternative minimum tax system during 2006.
     Income from continuing operations was $3,807,000 in the current year quarter compared to income of $1,097,000 in the prior year quarter.
     As more fully discussed in the Discontinued Operation section above, we reported the results of Accordis as a discontinued operation for all periods presented. Loss from discontinued operations was $209,000 for the three months ended September 30, 2005 compared to income of $371,000 for the three months ended September 30, 2004. Included in the loss from discontinued operations in the current quarter was $948,000 in income from operations offset by a $1,157,000 loss on the sale of Accordis.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
     The following table sets forth, for the periods indicated, certain items in our condensed consolidated statements of income expressed as a percentage of revenue:

	Nine Months Ended September 30
	2005	2004
Revenue	100.0%	100.0%
Cost of services:
Compensation	44.6%	47.3%
Data processing	7.9%	8.2%
Occupancy	7.8%	8.6%
Direct project costs	16.8%	17.7%
Other operating costs	10.8%	11.5%

Total cost of services	87.9%	93.3%

Operating income	12.1%	6.7%
Net interest income	1.8%	0.6%

Income from continuing operations before taxes	13.9%	7.3%
Income tax expense	0.6%	0.2%

Income from continuing operations	13.3%	7.1%
Loss from discontinued operations	(0.8%)	(0.6%)

Net income	12.5%	6.5%

     Revenue for the nine months ended September 30, 2005 was $42,796,000, an increase of $6,691,000 or 18.5% compared to revenue of $36,105,000 in the prior year period.
     Health Management Systems, which provides third party liability identification and recovery services to state Medicaid agencies and managed care organizations, generated revenue of $36,857,000 for the nine months ended September 30, 2005, a $5,540,000 or 17.7% increase over revenue for the nine months ended September 30, 2004 of $31,317,000. This increase primarily reflected an increase of $4,298,000 across the comparable client base resulting from specific non-recurring revenue opportunities with certain clients based on their particular needs, differences in the timing of when client projects were completed in the current year compared with the prior year, and changes in the volume, yields and scope of client projects. Non-recurring revenue opportunities are generally situations where we have an opportunity to earn additional revenue from a client, which we do not expect will recur in the current year or which did not exist in the prior year. Included in revenue generated from the comparable client base was $6,490,000 of revenue from a client whose contract has expired. Revenue from this client is expected to continue through the second quarter of 2006 and revenue from new state contract wins in 2005 is expected to substantially offset this revenue reduction in 2006. Additionally, revenue for the current year period included a $695,000 increase with one client resulting from expansions in the scope of services provided. During the current year period, revenue from new clients totaled $547,000, primarily consisting of six new managed care plan clients providing $449,000, together with one new state client.

     RSG, which provides reimbursement services for hospitals, generated revenue of $5,714,000 for the nine months ended September 30, 2005, a $926,000 or 19.3% increase from $4,788,000 for the nine months ended September 30, 2004. This growth primarily reflected an increase of $1,096,000 across the comparable client base resulting from the cost report adjudication timetable of the Medicare intermediaries. Additional revenue for the current year period included a $497,000 increase with one client resulting from an expansion in scope of service provided. During the current year period revenue decreased by $1,528,000 related to two contract terminations, which was partially offset by revenue from two new clients of $861,000. We anticipate that for the full year RSG revenue growth will be approximately 15% above 2004 revenue.
     Additionally, $225,000 in revenue resulted from the provision of data processing services to AHC in the month of September 2005.
     Compensation expense as a percentage of revenue was 44.6% for the nine months ended September 30, 2005 compared to 47.4% for the nine months ended September 30, 2004 and for the current period was $19,096,000, an increase of $1,999,000, or 11.7% from the prior year period expense of $17,097,000. This increase resulted from an increase in headcount, a general increase in compensation rates, increased bonus expense due to increased operating margin, and increased costs of fringe benefits. At September 30, 2005, we had 294 employees compared to 245 employees at September 30, 2004.
     Data processing expense as a percentage of revenue was 7.9% for the nine months ended September 30, 2005 compared to 8.2% for the nine months ended September 30, 2004 and for the current period was $3,375,000, an increase of $417,000 or 14.1% from prior year period expense of $2,958,000. The increase was related to increased depreciation expense and software licensing fees associated with the capacity upgrade put into service in the first quarter of this year partially offset by reductions in supplies, maintenance and data communication costs.
     Occupancy expense as a percentage of revenue was 7.8% for the nine months ended September 30, 2005 compared to 8.6% for the nine months ended September 30, 2004 and for the current period was $3,347,000, an increase of $254,000 or 8.2% from prior year period expense of $3,093,000. This increase primarily reflected increased equipment operating costs including depreciation of a new telephone system, increased rental expense associated with new office space, increases in utilities expenses, and increases in office equipment rental and maintenance.
     Direct project expense as a percentage of revenue was 16.8% for the nine months ended September 30, 2005 compared to 17.7% for the nine months ended September 30, 2004 and for the current period was $7,187,000, an increase or $785,000 or 12.3% from prior year period expense of $6,402,000. This increase primarily related to the increase in revenue in the current quarter.
     Other operating costs as a percentage of revenue were 10.8% for the nine months ended September 30, 2005 compared to 11.5% for the nine months ended September 30, 2004 and for the current period were $4,620,000, an increase of $475,000 or 11.5% compared to the prior year period expense of $4,145,000. This increase was primarily related to increased legal expense and the cost of an SAS 70 audit.

     Operating income for the nine months ended September 30, 2005 was $5,171,000 compared to $2,410,000 for the nine months ended September 30, 2004. Health Management Systems had operating income of $14,610,000 for the period ended September 30, 2005 compared to $12,792,000 for the period ended September 30, 2004. The increase in Health Management Systems operating income resulted from incremental margin on revenue growth; operating margin as a percentage of revenue was consistent with the prior year. RSG had operating income of $2,162,000 for the period ended September 30, 2005 compared to operating income of $1,861,000 for the prior year period operating margin as a percentage of revenue was consistent with the prior year. Costs associated with data processing and general and administrative expenses decreased by $415,000 to $11,826,000 in the current period from $12,241,000 in the prior year period. This reduction was principally due to reductions in general and administrative compensation expenses partially offset by an increase in data processing expense associated with hardware and software expenses associated with the capacity upgrades
     Net interest income was $776,000 for the nine months ended September 30, 2005 compared to net interest income of $201,000 for the nine months ended September 30, 2004 and reflected a shift to municipal auction rate securities, an increase in market interest rates and an overall increase in cash, cash equivalents and short-term investments.
     In 2005 and 2004, our income tax expense principally consisted of an alternative minimum tax liability resulting from our utilization of existing net operating loss carryforwards to offset current taxable income. Most of our deferred income tax assets are in the form of net operating loss carryforwards. The uncertainty regarding the realizability of our deferred tax assets principally resulted from the operating losses of the Accordis business. The SPA allows AHC to elect to account for its acquisition of Accordis under Internal Revenue Code Section 338(h)(10), which allows the purchaser to account for the stock purchase of Accordis as an asset purchase. We anticipate that the purchase price allocation process will be completed prior to December 31, 2005 and will likely result in a reduction to our available NOL carryforwards. Based on AHC’s purchase price and the tangible net assets acquired, this is not expected to materially reduce our NOL carryforwards. We also expect that by December 31, 2005, we will have substantially reduced our valuation allowance through income generated in 2005 and the Accordis purchase price allocation process such that in 2006, we will begin to provide tax expense in our results of operations, at an effective rate of approximately 40%. It is expected that the 2006 provision for income taxes will be primarily a deferred tax provision (a non-cash charge) as our utilization of available NOL will result in our continuing to make payments under the alternative minimum tax system during 2006.
     Income from continuing operations was $5,692,000 in the current year period compared with income of $2,550,000 in the prior year period.
     As more fully discussed in the Discontinued Operation section above, we reported the results of Accordis as a discontinued operation for all periods presented. The loss from discontinued operations was $354,000 for the nine months ended September 30, 2005 compared with a loss of $213,000 for the nine months ended September 30, 2004. Included in the loss from discontinued operations was $803,000 in income from operations offset by a $1,157,000 loss on the sale of Accordis.
Off-Balance Sheet Financing Arrangements
     We do not have any off-balance sheet financing arrangements, other than operating leases discussed below.
Liquidity and Capital Resources
     Historically, our principal sources of funds are operations. At September 30, 2005, our cash and cash equivalents and short-term investments and net working capital were $37.9 million and $49.8 million, respectively. The increase in cash and cash equivalents and short-term investments from $33.7 million at June 30, 2005 is partially due to the timing of accounts receivable payments from certain of our municipal customers following their June 30 fiscal year-end and proceeds from the sale of Accordis. Although we expect that operating cash flows will be a primary source of liquidity, the current significant cash and short-term investment balances and working capital position are also fundamental sources of liquidity and capital resources. The current cash and short term investment balances are more than sufficient to meet our short-term funding needs that are not met by operating cash flows. Operating cash flows could be adversely affected by a decrease in demand for our services. Our typical client relationship, however, usually has a duration of several years, and as a result we do not expect any current decrease in demand. We estimate that we will purchase approximately $3.6 million of property and equipment during 2005. The payments due by period for our contractual obligations, consisting principally of facility lease obligations and equipment rental and software license obligations, are as follows (in thousands):

		Less than
	Total	1 Year	2-3 Years	4-5 Years	After 5 years

Operating leases	$34,012	$5,663	$8,781	$6,982	$12,586
     We have entered into sublease arrangements for some of our facility obligations and expect to receive the following rental receipts (in thousands):

	Less than
Total	1 Year	2-3 Years	4-5 Years	After 5 years

$7,935	$2,273	$2,429	$1,153	$2,080
     For the nine-month period ended September 30, 2005, net cash provided by operations was $1,579,000 compared to cash used by operations of $5,000 for the prior year period. The current year period’s difference between the $1,579,000 of cash provided by in operations and net income of $5,338,000 includes an increase in accounts receivable of $4,765,000 and other assets of $1,057,000 partially offset by depreciation and amortization expense of $1,724,000. During the current year period, net cash used in investing activities was $12,079,000, reflecting net purchases of $9,550,000 of auction rate municipal securities in the current period, purchases of property and equipment of $2,088,000 and investment in software of $441,000. Cash provided by financing activities of $2,138,000 consisted of proceeds received from employee stock option exercises of $2,199,000 reduced by $109,000 of treasury stock purchases.
     On May 28, 1997, the Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not in excess of $10 million. During the nine months ended September 30, 2005, we purchased 17,930 shares of common stock for an aggregate purchase price of approximately $109,000. Cumulatively since the inception of the repurchase program, we have repurchased 1,662,846 shares having an aggregate purchase price of $9.4 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risks
     Our holdings of financial instruments consist of municipal auction rate securities at September 30, 2005 and are classified as short-term investments, which have contractual maturities between 2025 through 2044. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our investment portfolio represents funds held temporarily, pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while, at the same time, seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers.
     The table below presents the historic cost basis, and the fair value for our investment portfolio as of September 30, 2005, and the related weighted average interest rates by year of maturity (in thousands):

	Total	Total
	Historical Cost	Fair value

Municipal auction rate securities	$32,050,000	$32,050,000
Average interest rate	3.80%

Item 4. Controls and Procedures
     As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.
     There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds
     There were no shares of common stock repurchased by the Company during the quarter ended September 30, 2005. As of September 30, 2005, the Company has repurchased 1,662,846 shares having an aggregate price of $9.4 million as part of the May 28, 1997 plan that was authorized by the Company’s Board of Directors for a maximum of $10 million in common shares.

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

Date: November 9, 2005	HMS HOLDINGS CORP. (Registrant)
	By:	/s/ Robert M. Holster
Robert M. Holster
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Thomas G. Archbold
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