Form 10-K
period 2005-12-31
HMS HOLDINGS CORP
filed 2006-03-13
CIK 1196501

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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
Common Stock
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
     Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of the Act. ☐
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
     Yes ☐ No ☑
     Aggregate market value of voting stock held by non-affiliates as of June 30, 2005 was $127 million.
     The approximate aggregate market value of the registrant’s common stock, $0.01 par value, held by non-affiliates (based on the last reported sales price on the Nasdaq National Market) was $158.5 million at March 9, 2006.
     The number of shares common stock, $0.01 par value, outstanding as of March 9, 2006 was 20,995,148.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A on or before April 30, 2006 are incorporated in Part III of this report.

HMS HOLDINGS CORP. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K

Special Note Regarding Forward-Looking Statements
          This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. These statements involve unknown risks, uncertainties and other factors, which may cause our actual results to differ materially, from those implied by the forward looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include those risks identified in “Item 1A –Risk Factors” and other risks identified in this Form 10-K and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations.
PART I
Item 1. Business
Overview
          HMS Holdings Corp. (Holdings or the Company) provides a variety of cost containment and payment accuracy services relating to government healthcare programs. These services are generally designed to help our clients increase revenue and reduce operating and administrative costs. They are offered through our Health Management Systems, Inc. (HMS) and Reimbursement Services Group Inc. (RSG) subsidiaries.
          HMS, which generates approximately 85% of Holdings’ revenue, works on behalf of government payors to help contain healthcare costs by recovering expenditures that were the responsibility of a third party, or were paid in error. HMS’s customers are state and county Medicaid programs, Medicaid managed care plans, child support enforcement agencies, state prescription drug plans and other public programs.
          RSG, which generates approximately 15% of Holdings’ revenue, works on behalf of large public, voluntary and for profit hospitals to document services that qualify for reimbursement through Medicare cost reports and other government payment mechanisms.
          During 2005, the Company sold its Accordis Inc. (Accordis) subsidiary, which in prior periods had been a separate reportable segment. The historical operating results of Accordis have been reported as discontinued operations for all periods presented.
The Healthcare Environment
          In 2005, the nation’s healthcare reimbursement system in which the Company operates continued to grow more complex, creating new regulatory and economic pressures for healthcare payors and providers. Much of this complexity involved changes within Medicare, the federal healthcare program for the elderly, as it prepared to implement its much-publicized prescription drug benefit. In addition, 2005 saw increasing scrutiny and reform of the complex process by which government compensates providers through Medicaid, the federal/state healthcare program for low income Americans.
          Such complexity is compounded by the structure of healthcare payors and their reimbursement systems. Medicare is administered by the Centers for Medicare & Medicaid Services (CMS), an agency of the U.S. Department of Health & Human Services, while the Medicaid program is regulated by CMS but administered by state healthcare agencies. Medicare and many state agencies rely on contracted fiscal agents to process claims for reimbursement. Many beneficiaries of both Medicare and Medicaid are enrolled in managed care plans, to which responsibility for both patient care and claim adjudication has been delegated. The specific requirements and protocols for reimbursement differ among fiscal agents and among states. In addition, health insurance companies and self-insured employers have their own procedures for claim reimbursement, which differ from state to state and region to region. The result is a continually evolving and expanding maze of requirements for healthcare reimbursement.
          Because Holdings’ services help clients determine appropriate Medicare and Medicaid reimbursement, we are subject to some of the same federal and state requirements that govern our clients’ interactions with these programs. Primarily, the regulations pertain to billing for healthcare services, fraud prevention, privacy and record-keeping. Our company operates in a manner that is consistent with these regulations, and we are aware that violating them could adversely affect our business.
          A regulation with significant impact on our company and our clients has been the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created national standards for conducting certain types of electronic healthcare transactions and for safeguarding the integrity and confidentiality of health information. Holdings is required to meet HIPAA standards that are comparable to those of our Medicare and Medicaid clients, and we have worked diligently to anticipate and attain these standards.
          Specifically, over the past several years we have achieved full compliance with the HIPAA requirement for Transaction and Code Set Standards as well as the Privacy Regulation. And most recently, we attained full compliance with the HIPAA Standard for Data Security —the final component of the regulations— in advance of the April 21, 2005 deadline. Holdings also has expanded its use of internal and external auditing functions to ensure that we continue to meet rigorous quality standards such as these.
          In 2005, government agencies, commercial health insurers, and other healthcare entities prepared for the full implementation of the Medicare Modernization Act – particularly the Part D prescription drug benefit, which was scheduled to take effect January 1, 2006. However, it appears that the benefit may burden state healthcare agencies with significant new costs and responsibilities. In addition, by adding additional payors to the variety of entities that cover healthcare costs, and by overlaying a very complex coinsurance formula on pharmacy claims, the Part D benefit may increase the difficulty of coordinating benefits. Indeed, as 2005 drew to a close, CMS and state Medicaid agencies grappled with new rules and procedures – some of which were not yet finalized – for sharing drug costs appropriately.
          At the same time, however, the federal government has begun taking action that may improve the process through which healthcare costs are shared. Congress introduced legislation in 2005 that, if enacted, will better arm state Medicaid agencies to recover costs for which other payors are liable. President Bush and Secretary of Health & Human Services Michael O. Leavitt pledged to implement new measures that would drive out an estimated $60 billion in fraudulent and wasteful Medicaid costs over the next 10 years.
          In 2005, CMS also continued to advance a new approach to managing Medicaid data – an approach that ultimately may streamline program administration, improve outcome quality, and enhance cost efficiency. The Medicaid Information Technology Architecture (MITA) will require program agencies and vendors to integrate data across the Medicaid enterprise, using open, standards-based systems. The initiative already serves as the foundation for the Iowa Medicaid program, and other states are adopting MITA principles in their own programs.

Principal Products And Services
          HMS
          HMS provides cost containment services to government healthcare programs and the health plans with which they contract for member benefits. To date, HMS has recovered a total of more than $3 billion in inappropriate expenditures for its clients, a milestone we surpassed in July 2005 – less than two years after exceeding $2 billion in recoveries. In addition, the health insurance information we have provided our clients has allowed them to cumulatively save a total of more than $4 billion.
          The demand for HMS’s services stems from the nation’s vastly expensive multi-payor healthcare system, and the sometimes-conflicting rules that determine the liability of payors and the reimbursement for specific services. Because of the complexity of this system and administrative error, government programs often pay more than the appropriate amounts.
          Medicaid, for example, is by law the “payor of last resort,” covering the cost of care that other healthcare benefits do not. For this reason, the Federal government requires that states attempt to recover payments made on behalf of beneficiaries with other health insurance. Since 1985, HMS has provided state Medicaid agencies with coordination of benefits (COB) services to identify the other parties with liability for Medicaid claims. We subsequently began providing these services to Medicaid health plans, and more recently, we have offered COB services to the Medicare program and its health plans.
          Our COB services draw on our proprietary information management techniques, and a methodology that generally includes the following steps:
•	Identification
We match client data to benefit eligibility files we obtain from other parties, including Medicaid, Medicare, commercial insurers, HMOs, third party administrators, TRICARE, and others. This process identifies other potentially liable payors.

•	Validation
After identification of potential liability, we validate our findings by confirming coverage for specific benefits. We employ a highly trained team of verification specialists and automated technology to perform this function.

•	Recovery
When we confirm that eligibility and coverage were in effect for a member and related episode of care, we pursue recovery of the payment from the liable party. Usually, we recover payment through direct billing of insurers or disallowance of overpayments to the healthcare provider. Occasionally, we recover payments by negotiating a settlement with the other party.

•	Cost Avoidance
Once we verify the other coverage or receive claim payment from the liable party, we electronically submit this coverage information to our clients. The data is used to avoid paying similar claims for the member in the future.
          In addition to our COB services, we use a variety of auditing and information management techniques to help clients identify and recover other types of inappropriate payments – for example, duplicate payments, payments that are made on behalf of a deceased beneficiary, or payments that result from fraud and abuse.

          RSG
          Our reimbursement services ensure that healthcare providers correctly document services which qualify for special reimbursement through the Medicare Cost Report.
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
          Since 1986, Medicare has allowed hospitals serving a disproportionate share of low-income patients to claim additional Federal reimbursement to offset the expense of serving this population. Again, the reporting requirements are significant, and require an increasing amount of reconciliation between the hospital’s own records and government systems. Our Disproportionate Share reporting service assists hospitals in qualifying for incremental reimbursement under this program, through the Medicare cost report related filings and professional support during audits.
Customers
          Traditionally, HMS’ customers have consisted of Medicaid and other state-administered programs. However, as states have increased their use of contracted health plans, our business has evolved to serve these entities as well. More recently, HMS has begun offering its services to Medicare, Medicare Advantage plans, Medicare prescription drug plans, and other federal programs and contractors.
          In most cases, our customers pay HMS contingency fees calculated as a percentage of the amounts recovered, or fixed fees for a specific volume of cost avoidance data. Most of our contracts have terms of roughly three to four years. At the conclusion of 2005, we held contracts with 25 states and 12 health plans. Generally, contracts may be terminated by either party with notice and provide for a wind-down period.
          RSG’s clients are generally hospitals with large Medicare and Medicaid populations. We believe that there are approximately 1,000 such facilities in our target market of which 138 are current clients of RSG. We engage in both multi-year and short-term engagements with our clients and substantially all of the engagements provide for contingent fees calculated as a percentage of the amounts recovered or collected for the client. Additionally, a number of our engagements also provide for non-refundable implementation fees due to the significant costs incurred in engagement start-up. The life cycle of a single project can last several years due to the complexities of Medicare cost reporting and the timing of required audits by fiscal intermediaries.
          The Company’s largest client is the Florida Agency for Health Care Administration. This client accounted for 15%, 14% and 11% of the Company’s total revenue in the years ended December 31, 2005, 2004 and 2003, respectively. The Company provides services to this client pursuant to a contract awarded in November 2001 for a three-year period with a three-year renewal through October 2007. The Company’s second largest client is the Ohio Department of Jobs and Family Services. This client accounted for 14%, 14% and 17% of the Company’s total revenue in the years ended December 31, 2005, 2004 and 2003, respectively. This contract ended in June 2005, although HMS will continue to provide services to this client through June 2006 through a one-year run-out contract amendment. The Company’s third largest client is the New Jersey Department of Human Services. This client accounted for 10%, 14% and 10% of the Company’s total revenue in the years ended December 31, 2005, 2004 and 2003, respectively. The Company provides services to this client pursuant to a contract awarded in March 2001 for a three-year period with renewals through September 2006. This customer has been a client of the Company since 1985. The loss of any one of these contracts including the contract with the Ohio Department of Jobs and Family Services that will end in June 2006 would not have a material impact upon the Company’s financial position or results of operations.

          The clients constituting our ten largest clients change periodically. The concentration of revenue in such accounts was 71% of our revenue in the fiscal years ended December 31, 2005, 2004 and 2003. In many instances, we provide our services pursuant to agreements subject to competitive re-procurement. All of these agreements expire between 2006 and 2008. We cannot provide any assurance that any of these agreements will be renewed and, if renewed, that the fee rates will be equal to those currently in effect.
Market Trends/Opportunities
          HMS
          HMS’ business is driven by the nation’s vast and expanding healthcare system. The fiscal structure of this system comprises a complex hierarchy of public and private payors, which share expenditures according to difficult and sometimes-conflicting rules. Containing these expenditures presents difficult challenges for government, due to the number and variety of programs at the state and federal level, the unwieldy government appropriations process, and the rise in the cost of care and number of beneficiaries.
          In 2004 – the most recent year for which data is available – the nation’s healthcare spending totaled $1.9 trillion, according to CMS. This represents an increase of 7.9 percent over the previous year. Healthcare spending also accounted for a much greater portion – 16 percent – of gross domestic product in the United States than in most other countries.
          In particular, Medicaid and Medicare spending are fueling this growth. Together, these entitlement programs cost the U.S. more than $760 billion in 2005, and their expenditure growth outpaced that of other public and private programs. Moreover, the growth is expected to accelerate. The federal government estimates that Medicare’s prescription drug benefit will add $724 billion to the program’s costs over the next decade. And costs for Medicaid – now the single largest and fastest-rising expenditure for state government – have been rising 8-9 percent annually for several years. In 2006, according to the federal budget, Medicaid costs will surpass $338 billion.
          For state government, the challenge is compounded by the limitations of their own efforts to contain healthcare costs. After years of fiscal distress, states simply have exhausted much of the opportunity to reign in spending. In addition, the Medicare Modernization Act restricts the ability of states to manage some of their expenditures. While the implementation of the Part D benefit in 2006 will free Medicaid from the cost of certain prescription drugs, states will have to return most of the potential savings back to the federal government. Because they are calculated on the basis of 2003 drug expenditures, these “clawback” payments do not reflect the progress states have made since then in controlling drug costs. Nor can the clawbacks be reduced to reflect any further progress states might make in the future.
          As fiscal pressures such as these continue to grow, so too will the need for proper coordination of benefits and the recovery of overpayments. The Office of Management and Budget, the Congressional Budget Office, and other sources estimate that roughly 5 percent of government healthcare costs may be paid inappropriately. For a healthcare system as large as our nation’s, this represents a significant and important opportunity.
          RSG
          A number of factors are forcing healthcare providers to manage their operations more efficiently. Although the aggregate Medicare and Medicaid funding received by hospitals may be growing, federal and state healthcare cost control initiatives are acting to reduce the proportion of Medicare- and Medicaid-classified hospital charges that are reimbursed by government sources. The eligibility for, and coverage available under, governmental, managed care, and commercial insurance programs is increasingly complex. The rising underinsured and uninsured populations pose a significant challenge especially to public hospitals, which comprise a considerable portion of our client base. With the increasing complexity of the healthcare reimbursement environment and shortages of qualified labor in many areas, it is more and more difficult for an individual provider institution to maintain in-house the expertise required to properly prepare and submit Medicare Cost Reports. As a result of these pressures providers are now engaging outside technical resources to supplement their in-house expertise.
Competition
          HMS
          HMS competes primarily with Public Consulting Group, with large public accounting firms, and with small regional firms specializing in one or more of our services. Against these competitors, we typically succeed on the basis of our dominant position in the marketplace, extensive benefit eligibility database, proprietary systems, historically high recovery rates, and pricing.
          RSG
          RSG competes with large consulting and public accounting firms (most notably Ernst & Young LLP) and with the many regional and local companies that provide reimbursement cost reporting services. We compete on the basis of our Medicare reimbursement program expertise, proprietary technology and systems, existing relationships, long-standing reputation in the market segment, and pricing.
Business Strategy
          HMS
          Over the course of 2006, we plan to continue growing the HMS business through several strategic initiatives.
          Pursue Organic Program Growth. HMS plans to continue to tap demand for services created by the steadily increasing enrollment and per-member expenditures of government-funded healthcare. We believe this demand will be an especially important driver of growth in the managed care arena, as greater portions of the Medicaid and Medicare populations enroll in contracted, risk-bearing health plans or prescription drug plans.
          Expand Client Engagements. As we identify new types of cost-containment opportunities for government healthcare, we expect to grow the scope of our engagements with clients. In some cases, this expansion will be incremental, accomplished through value-added services that build upon our ongoing client work. In other cases, we expect these engagements to migrate into full outsourcing relationships, as clients recognize the advantages and economies of scale provided by a comprehensive, “one stop” external resource.
          Increase Yield. HMS plans to continue development of tools that will allow us to capture a greater share of potential recoveries. These tools will include innovative technologies that help us identify additional types of erroneous payments, streamline interaction among providers and payors, and speed the flow of client revenue at near-real-time. Should the Deficit Reduction Act become law in 2006, we plan to work with our Medicaid clients to make full use of their new cost recovery powers in order to further increase yield.
          Add New Clients. We will work to increase market share by winning contracts with additional Medicaid agencies, other state programs, and Medicaid health plans. We also anticipate bringing federal programs aboard as new clients, as well as Medicare Advantage plans and Medicare prescription drug plans.
          Add New Services. We are committed to expanding our menu of services by acquiring or developing new, “bolt-on” services – especially where we see opportunities in the areas of payment accuracy, auditing, and Medicaid subrogation.

          RSG
          The RSG business strategy is to offer hospitals and other healthcare providers a cost-effective technological solution for properly preparing Medicare cost reports and maximizing allowable recoveries of cost. We utilize a proprietary mainframe based solution that directly interfaces with our client’s patient accounting system to identify potential claims that may not be identified by our competitors who principally use consultants and less robust PC-based applications to perform these services.
Employees
          As of December 31, 2005, we had 331 employees. No employees are covered by a collective bargaining agreement or are represented by a labor union. We believe our relations with our employees are good.
Financial Information About Industry Segments
          Specific financial information with respect to our industry segments is provided in Note 12, Segments and Geographical Information, of the Notes to Consolidated Financial Statements.
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
Item 1A. Risk Factors
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
Our Operating Results Are Subject To Significant Fluctuations Due To Variability In The Timing Of
When We Recognize Contingency Fee Revenue And Other Factors. As A Result, You Will Not Be Able To
Rely On Our Operating Results In Any Particular Period As An Indication Of Our Future Performance.
          Our revenue and consequently our operating results may vary significantly from period to period as a result of a number of factors, including the loss of customers, fluctuations in sales activity given our sales cycle of approximately three to eighteen months, and general economic conditions as they affect healthcare providers and payors. Further, we have experienced fluctuations in our revenue of up to 25% between reporting periods due to the timing of periodic revenue recovery projects and the timing and delays in third-party payors’ adjudication of claims and ultimate payment to our clients where our fees are contingent upon such collections. The extent to which future revenue fluctuations could occur due to these factors is not known and cannot be predicted. As a consequence, our results of operations are subject to significant fluctuations and our results of operations for any particular quarter or fiscal year may not be indicative of results of operations for future periods. A significant portion of our operating expenses are fixed, and are based primarily on revenue and sales forecasts. Any inability on our part to reduce spending or to compensate for any failure to meet sales forecasts or receive anticipated revenues could magnify the adverse impact of such events on our operating results.
The Majority Of Our Contracts With Customers May Be Terminated For Convenience
          The majority of our contracts with customers are terminable upon short notice for the convenience of either party. Although to date none of our material contracts have ever been terminated under these provisions, we cannot be assured that a material contract will not be terminated for convenience in the future. Any termination of a material contract, if not replaced, could have a material adverse effect on our business, financial condition and results of operations.
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
          Current and prospective customers also evaluate our capabilities against the merits of their existing information management and data processing systems and expertise. Major information management systems companies, including those specializing in the healthcare industry, that do not presently offer competing services may enter our markets. Many of our competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources, and market recognition than we have. As a result, our competitors may be able to respond more quickly to new or emerging technologies, changes in customer requirements and changes in the political, economic or regulatory environment in the healthcare industry. In addition, several of our competitors may be in a position to devote greater resources to the development, promotion, and sale of their services than we can.
Simplification Of The Healthcare Payment Process Could Reduce The Need For Our Services
          The complexity of the healthcare payment process, and our experience in offering services that improve the ability of our customers to recover incremental revenue through that process, have been contributing factors to the success our service offerings. Complexities of the healthcare payment process include multiple payors, the coordination and utilization of clinical, operational, financial and/or administrative review instituted by third-party payors in an effort to control costs and manage care. If the payment processes associated with the healthcare industry are simplified, the need for our services, or the price customers are willing to pay for our services, could be reduced.

Changes In The United States Healthcare Environment Could Have A Material Negative Impact
On Our Revenue And Net Income
          The healthcare industry in the United States is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare organizations. Our services are designed to function within the structure of the healthcare financing and reimbursement system currently being used in the United States. During the past several years, the healthcare industry has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates, certain capital expenditures, and data confidentiality and privacy. From time to time, certain proposals to reform the healthcare system have been considered by Congress. These proposals, if enacted, may increase government involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for our clients. Healthcare organizations may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring their retention of service providers such as us. See also “Part 1. Item 1. Business — The Healthcare Environment” for additional discussion on this topic. We cannot predict what impact, if any, such proposals or healthcare reforms might have on our results of operations, financial condition or business.
          Recently, the General Accounting Office, an investigative arm of Congress, added Medicaid to its list of high risk programs. According to the GAO, states have used various financing schemes to generate excessive federal Medicaid matching funds while their own share of expenditures has remained unchanged or decreased. Also on January 30, 2004, the United States Senate Finance Committee Chairman requested that the HHS, CMS, and OIG respond to a lengthy request for information about vendors that provide contingency fee based revenue maximization or revenue enhancement services to State Medicaid agencies specifically with the intent to increase federal Medicaid reimbursement. This type of service represents a very small portion of the suite of HMS offerings and corresponding revenue streams. We cannot predict what impact, if any, this inquiry might have on our future results of operations, financial condition or business.
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
We Depend On Our Largest Clients For Significant Revenue, And If We Lose A Major Client,
Our Revenue Could Be Adversely Affected.
          We generate a significant portion of our revenue from our largest clients. For the years ended December 31, 2005, 2004, and 2003, our three largest clients accounted for approximately 39%, 41% and 37% of our revenue from continuing operations, respectively. Our relationship with one of these customers ended in June 2005 and will produce revenue through June 2006. While we believe that we will be able to replace this revenue with revenue from two new customers added in 2005, if we were to lose another major client, our results of operations could be materially and adversely affected by the loss of revenue, and we would seek to replace the client with new business.
The Level Of Our Annual Profitability Has Historically Been Significantly Affected By Our Third And
Fourth Quarter Operating Results.
          We typically realize higher revenues and operating income in the last two quarters of our fiscal year. This trend reflects the inherent purchasing and operational cycles of our clients. Although we currently anticipate that our revenue and profit in the third and fourth quarters of 2006 will be greater than comparable amounts for the first and second quarters of 2006, if we do not realize increased revenue in future third and fourth quarter periods, including

2006, due to adverse economic conditions in those quarters or otherwise, our profitability for any affected quarter and the entire year could be materially and adversely affected because ongoing data processing and general and administrative expenses are largely fixed.
We Have Retained Certain Accordis Liabilities And Provided Indemnifications To The Buyer That Could
Have A Future Negative Effect On Our Results Of Operations
          A major client of Accordis has filed a claim against Accordis for certain alleged processing errors in submitting claims on behalf of the client. In connection with the sale of Accordis, we agreed to indemnify Accordis and its buyer with respect to this claim. See Item 3. Legal Proceedings. As part of the sale, we also agreed to indemnify the buyer for liabilities in connection with Accordis that arose prior to the sale of Accordis on August 31, 2005. The buyer agreed to indemnify us for liabilities in connection with Accordis that arise after the sale. There is a minimum indemnification claim threshold of $250,000 that is computed after taking into account any insurance proceeds. Our liability under the indemnification provisions of the sale agreement is capped at the purchase price. We are not aware of any potential claims under the indemnification provisions of the sale agreements but in the event that any liabilities should arise from these discontinued operations in excess of the amounts recorded, there could be a material impact on our results of operations.
Item 1B. Unresolved Staff Comments
          None
Item 2. Properties
          Our New York City corporate headquarters consists of approximately 81,000 square feet of leased space. In addition, as of December 31, 2005, we lease approximately 103,000 square feet of office space in 13 other locations throughout the United States. See Note 11(b) of the Notes to Consolidated Financial Statements for additional information about our lease commitments.
Item 3. Legal Proceedings
          A major client of Accordis has filed a claim against Accordis for certain alleged processing errors in submitting claims on behalf of the client. In connection with the sale of Accordis, we agreed to indemnify Accordis and its buyer with respect to this claim. We believe that the range of loss on this claim is between $0.7 million and $3.5 million and a significant portion of the claim may be covered by insurance. We have had discussions with the client regarding the claim, but we have not yet been able to reach a satisfactory resolution. There can be no assurances that the claim will be settled without material liability to us or that insurance will be available to cover our losses. We have recorded $0.7 million as a liability for this claim.
          Other legal proceedings to which we are a party, in the opinion of our management, are not expected to have a material adverse effect on our financial position, results of operations, or liquidity.
Item 4. Submission of Matters to a Vote of Security Holders
          Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
          Our common stock is included in the Nasdaq National Market (symbol: HMSY). As of the close of business on March 3, 2006, there were approximately 6,000 holders of our common stock, including the individual participants in security position listings. We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Our current intention is to retain earnings to support the future growth of our business.
          The table below summarizes the high and low sales prices per share for our common stock for the periods indicated, as reported on the Nasdaq National Market.

	HIGH	LOW
Year ended December 31, 2005:
Quarter ended December 31, 2005	$8.10	$6.75
Quarter ended September 30, 2005	8.04	6.56
Quarter ended June 30, 2005	7.90	5.88
Quarter ended March 31, 2005	8.98	7.15

Year ended December 31, 2004:
Quarter ended December 31, 2004	$9.00	$6.01
Quarter ended September 30, 2004	6.78	5.19
Quarter ended June 30, 2004	6.98	5.26
Quarter ended March 31, 2004	7.49	3.88
Equity Compensation Plan Information
          The following table summarizes the total number of outstanding options and shares available for other future issuances of options under all of our equity compensation plans as of December 31, 2005.

			Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding warrants,	outstanding warrants,	plans (excluding securities
	options and rights	options and rights	reflected in column (a)
Plan Category	(a)	(b)	(c) (2)

Equity Compensation Plans approved by Shareholders (1)	3,672,462	$4.02	321,115

Equity Compensation Plans not approved by Shareholders (3)	1,450,000	$1.25	—

Total	5,122,462	$3.24	321,115

(1)	This includes options to purchase shares outstanding: (i) under the 1999 Long-Term Incentive Plan, (ii) the 1995 Non-Employee Director Stock Option Plan, and (iii) 250,000 options approved by shareholders and granted to a director in June 2002.

(2)	Of these shares: (i) 247,615 shares remain available for future issuance under our 1999 Long-Term Incentive Plan, and (ii) 73,500 shares remain available for issuance under the 1995 Non-Employee Director Stock Option Plan.

(3)	Options issued under plans not approved by the shareholders include (i) 750,000 options granted in January 2001 to our Chairman and former Chief Executive Officer in connection with his joining us, and (ii) 700,000 options granted in March 2001 to our Chief Executive Officer in connection with his joining us.

Issuer Purchases of Equity Securities
          On May 28, 1997, the Board of Directors authorized the Company to repurchase such number of shares of our common stock that have an aggregate purchase price not to exceed $10 million. During the year ended December 31, 2003, we repurchased 35,800 shares for $104,000. During the year ended December 31, 2005, we repurchased 17,930 shares for $109,000. At December 31, 2005, $0.6 million remains authorized for repurchases under the program.

Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA (see Notes)
(In Thousands, Except Per Share Data)

	Years ended December 31,
	2005	2004	2003	2002	2001
Statement of Operations Data:

Revenue	60,024	50,451	42,823	35,251	31,384
Cost of services	52,448	45,327	41,562	39,498	44,171

Operating income (loss)	7,576	5,124	1,261	(4,247)	(12,787)

Gain on sale of assets	—	—	—	—	1,605
Net interest and net other income	1,238	313	250	521	679

Income (loss) from continuing operations before income taxes	8,814	5,437	1,511	(3,726)	(10,503)
Income tax expense	465	103	35	—	—

Income (loss) from continuing operations	8,349	5,334	1,476	(3,726)	(10,503)
Discontinued operations:
Income (loss) from discontinued operations, net	839	2,377	872	4,661	(10,348)
Estimated loss on disposal of discontinued operations, net	(1,161)	—	—	—	(200)
Gain on sale of discontinued operations, net	—	—	—	—	1,587

Income (loss) from discontinued operations	(322)	2,377	872	4,661	(8,961)

Net income (loss)	$8,027	$7,711	$2,348	$935	$(19,464)

Per Common Share Data:
Basic income (loss) per share:
From continuing operations	$0.42	$0.28	$0.08	$(0.20)	$(0.59)
From discontinued operations	(0.01)	0.12	0.05	0.25	(0.50)

Total	$0.41	$0.40	$0.13	$0.05	$(1.09)

Weighted average common shares, basic	19,865	19,074	18,330	18,199	17,857

Diluted income (loss) per share:
From continuing operations	$0.37	$0.24	$0.07	$(0.20)	$(0.59)
From discontinued operations	(0.01)	0.11	0.05	0.25	(0.50)

Total	$0.36	$0.35	$0.12	$0.05	$(1.09)

Weighted average common shares, diluted	22,287	22,275	20,132	18,199	17,857

SELECTED CONSOLIDATED FINANCIAL DATA, continued

	December 31,	December 31,	December 31,	December 31,	December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash and short-term investments	$41,141	$31,696	$26,715	$25,282	$25,042
Working Capital	52,535	44,147	36,197	28,625	26,238
Total assets	87,601	76,663	63,123	61,666	60,394
Shareholders’ equity	72,769	60,398	50,607	47,768	45,781
Notes to Selected Consolidated Financial Data
•	We adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101) for our fiscal year ended October 31, 2000, implementing a change in accounting in regard to revenue generated from clients seeking reimbursement from third-party payors where our fees are contingent upon the client’s collections from third parties.

As of October 31, 1999, we had unbilled accounts receivable of $41.7 million related to our prior revenue recognition policy that had not been invoiced to clients because we were contractually obligated to invoice the client only after they received payment from the responsible third party payors. Of this amount, we subsequently recognized the following amounts in revenue and operating results and there are no remaining amounts to be recognized:

Period	Revenue
(in thousands)
Prior to Fiscal 2001	$19,838
Fiscal 2001	4,053
Fiscal 2002	1,062
Fiscal 2003	645
Fiscal 2004	640

$26,328

•	Discontinued Operations. In 2005 we sold our Accordis business. In fiscal year 2001, we sold Health Care microsystems, Inc. which operated as our Decision Support Group (DSG), and implemented a formal plan to close the Payor Systems Group (PSG) through an orderly wind-down of its operations. As these businesses were previously presented as separate reportable segments and represented separate classes of customers and major businesses, the operating results are presented as discontinued operations for all periods presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with a discussion of the critical accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we present an overview of our business and operations. This is followed by a discussion of our results of operations, including results of our operating segments, for the past two fiscal years. We then provide an analysis of our liquidity and capital resources, including discussions of our cash flows, sources of capital and financial commitments.
     The following discussions should be read in conjunction with the other sections of this Report, including the Consolidated Financial Statements and Notes thereto appearing in Item 8 of this Report, the Risk Factors appearing in Section 1A of this Report and the disclaimer regarding forward-looking statements appearing at the beginning of Item 1 of this Report. Historical results set forth in Item 6 and Item 8 of this Report should not be taken as indicative of our future operations.
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
     Accounting for Income Taxes. After utilizing net operating loss carry-forwards to offset taxable income in 2005, we have cumulative federal net operating loss carry-forwards of $11.2 million as of December 31, 2005. In addition to other items expensed for financial reporting purposes that were not currently deductible for tax purposes, these net operating loss carryforwards result in gross deferred tax assets. We must assess the likelihood that the gross deferred tax assets, net of any deferred tax liabilities, will be recovered from future taxable income and to the extent we believe the recovery is not likely, we have established a valuation allowance.
     Significant management judgment is required in determining this valuation allowance. We have recorded a valuation allowance of $3.3 million as of December 31, 2005, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of the capital loss carryforward from the sale of Accordis before it expires. The valuation allowance is based on our estimate of taxable income and the period over which the net deferred tax assets will be recoverable. In the event that these estimates differ or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.
     Conversely, if we are profitable in the future at levels that cause management to conclude that it is more likely than not that we will realize all or a portion of the net deferred tax assets, for which a valuation is currently provided, we would record the estimated net realizable value of the net deferred tax asset at that time and would then provide income taxes at a rate equal to our combined federal and state effective rate of approximately 43%.
     The net deferred tax asset as of December 31, 2005 was $10.4 million, which is net of a valuation allowance of $3.3 million.
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
     Estimating valuation allowances and accrued liabilities, such as bad debts, and restructuring charges. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. In particular, management must make estimates of the uncollectability of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The accounts receivable balance was $19.0 million, net of allowance for doubtful accounts of $0.7 million as of December 31, 2005.
     As part of the proceeds from the sale of Accordis, we received a five-year promissory note of $6 million, bearing interest at 6% per annum and requiring semi-annual principal payments of $100,000, with the balance of $5.1 million due in a balloon payment on August 31, 2010. At December 31, 2005, the Company has a Note Receivable with a present value of approximately $5.5 million. In preparing our financial statements, management is required to assessed the collectibility of this Note Receivable and has determined that no allowance is required at December 31, 2005. Future changes in the assessment of the collectibility of this Note Receivable could materially impact our results of operations.
     Management has reviewed its estimates related to restructuring reserve at December 31, 2005 and believes that the estimated liability is based on a reasonable assessment of the probable costs to be incurred. As additional information becomes available, we may revise our estimates. Such revisions in estimates of the potential restructuring liabilities could materially impact the results of operation and financial position.
     Discontinued Operations. The accompanying financial statements are prepared using discontinued operations accounting for our discontinued Accordis business. The net assets of Accordis sold excluded certain liabilities retained by us of approximately $0.6 million, consisting principally of liabilities associated with Accordis customers and former employees. A major client of Accordis has filed a claim against Accordis for certain alleged processing errors in submitting claims on behalf of the client. In connection with the sale of Accordis, the Company agreed to indemnify Accordis and its buyer with respect to this claim. See Item 3. Legal Proceedings. As part of the sale, we also agreed to indemnify the buyer for liabilities in connection with Accordis that arose prior to the sale of Accordis on August 31, 2005. The buyer agreed to indemnify us for liabilities in connection with Accordis that arise after the sale. There is a minimum indemnification claim threshold of $250,000 that is computed after taking into account any insurance proceeds. Our liability under the indemnification provisions of the Accordis sale documents is capped at the sale price. The Company is not aware of any potential claims under the indemnification provisions of the sale agreements but in the event that any liabilities should arise from these discontinued operations in excess of the amounts recorded, there could be a material impact on our results of operations.

     New Accounting Pronouncement. On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R must be adopted no later than the first interim or annual period beginning after June 15, 2005.
     As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. We will adopt SFAS No. 123R on January 1, 2006 using the modified prospective application option. As a result, the compensation cost for the portion of awards we granted before January 1, 2006 for which the requisite service has not been rendered and that are outstanding as of January 1, 2006 will be recognized as the remaining requisite service is rendered. In addition, the adoption of SFAS No. 123R will require us to change from recognizing the effect of forfeitures as they occur to estimating the number of outstanding instruments for which the requisite service is not expected to be rendered. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations. The impact of the adoption of SFAS No. 123R cannot be determined at this time because it will depend upon levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact as described in the disclosure of pro forma net income and net income per share pursuant to SFAS No. 123 in Note 1 of Notes to Consolidated Financial Statements.
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
Overview
     Our work is highly customized to the needs of each client, and to the specifications of individual projects. Each client engagement is unique, and requires significant up-front investment, sometimes well before the engagement generates revenue. There are, however, a number of processes that are fundamental to servicing our clients and which cut across all product offerings. Incorporated into these processes are key performance indicators that support our core operating methodology.
     One of our most critical resources is the information that we use to identify other available sources of insurance coverage. In 2005, HMS continued to build its proprietary database of insurance eligibility information. We added more than 40 insurance carriers and other healthcare entities to our network of data exchange partners, representing an addition of 34 million insurance beneficiaries. We believe this repository of eligibility information is the largest of any vendor in the industry. At the conclusion of 2005, our data exchange network comprised a total of 153 sources, covering a total of 157 million lives. In 16 states, we have captured eligibility data for more than 90% of the population.
     HMS continually strives to maximize the portion of client expenditures that we recover through our proprietary “Yield Management” process. By conducting in-depth analyses of our recovery performance from multiple perspectives – for example, by comparing results by carrier or by provider – our Yield Management Team pinpoints new opportunities to capture recoveries, helps us set measurable goals for improvement, and increases our contingency fee revenue. We estimate that our Yield Management process boosts recoveries for clients by 25% to 30%. In 2005, Health Management Systems submitted approximately $250 million in billings through this process.

     By listening closely to our clients, we often discover the need for a new product or service that provides them long-term value. In 2005, as government healthcare programs focused new attention on payment integrity, HMS expanded its menu of overpayment recovery services. Through internal development and strategic partnerships, we gained new tools for identifying and recovering expenditures that result from fraudulent, abusive, or wasteful billing. We also began our first client engagement devoted solely to overpayment recovery – with the Idaho Medicaid program. To date, across all our clients, we have recovered a total of more than $417 million in overpayments.
     In 2005, we invested significant resources in the development of proprietary tools to streamline the flow of information among clients, payors, and providers. These tools included COBManager, our proprietary application for coordinating benefits in near-real-time, which was implemented fully among pharmacy providers on behalf of our New Jersey Medicaid client. By strengthening communication among our company and our clients, we believe we will better serve clients, and better participate in healthcare’s “open” information environment.
     Leveraging our work on behalf of state Medicaid programs, HMS has successfully penetrated the Medicaid managed care market. Medicaid health plans represent a burgeoning opportunity for our Company, especially as Medicaid moves more and more of its membership to these plans. We see additional opportunity among the plans that now are beginning to serve the Medicare program – either as Medicare Advantage contractors, which provide a full array of health benefits, or Medicare prescription drug plans, which offer the new drug benefit under Medicare Part D. In 2005, we cultivated new resources to pursue these opportunities. We restructured HMS’ operations and services, forming two dedicated business units: Government Services and Managed Care Services. By channeling distinct capabilities to their respective markets, we expect these units to propel our growth in the coming years. At the conclusion of 2005 we counted 11 health plans – including several of the largest in the nation – as our clients.
     Holdings’ revenue, most of which is derived from contingent fees, has grown approximately 18% per year for the last four years. This growth has been partly attributable to the growth in Medicaid costs, which has averaged approximately 10% annually. State governments also have increased their use of vendors for coordination of benefits and other cost containment functions, and we have been able to increase our revenue through the initiatives previously discussed. While there is no certainty that Holdings will be successful in obtaining new contracts, expanding existing contracts, or continuing to leverage internal initiatives to support growth, we are projecting that Holdings’ revenue will grow approximately 15% in 2006.
     It should be noted that the nature of our business sometimes leads to significant variations in revenue flow. For example, since we receive contingency fees for nearly all our services, we recognize revenue only after our clients have received payment from a third party. In addition, much of our work occurs on an annual or project-specific basis, and does not necessarily recur monthly or quarterly, as our operating expenses do. See a more detailed discussion in Item 1A.-Risk Factors.
     As a service company, 44% to 47% of our operating expenses are compensation. We adjust our employee headcount based on known business needs and expectations about the near-term future. Based on recent operating results, we realize that compensation expense does tend to grow with increases in revenue – although not on a proportional basis, since many employee functions do not require additional staff as revenue increases.
     Our revenue growth over the past several years has not resulted in significant changes in occupancy expenses. Data processing expenses have increased over the past year as we have increased capacity in our mainframe environment operation while incurring expenses related to migrating from the mainframe environment to a primarily server based platform by 2008.
     Direct project expenses are incurred based on the requirements of each client engagement. On average, these expenses have amounted to approximately 15% to 17% of revenues annually.
     Other operating expenses reflect the customary costs of doing business, such as insurance, legal fees, accounting and tax fees, and costs associated with the requirements of being a publicly traded company. Significant components of this expense category are costs of necessary external professional services, travel and entertainment, employee recruiting, training, and office materials.

     The following discussions reflect the results of Accordis as discontinued operations in all periods presented. For periods prior to August 31, 2005 (the date of the sale of Accordis), the results of Accordis presented as discontinued operations include that portion of corporate overheads directly attributable to Accordis. Concurrently with the Accordis sale, we also entered into several other agreements including (i) a three year Data Services Agreement (DSA) to provide data processing services to Accordis Holding Corp. (AHC), the purchaser of Accordis, for $2.7 million per annum (ii) a Sublease Agreement with AHC for the portion of one floor at its headquarters previously occupied by the Accordis business for 18 months at an annual rent of $0.2 million and (iii) a short-term Transition Services Agreement with AHC to provide accounting and human resource support services at cost through December 31, 2005 . As the continuing operations are providing services to Accordis under these agreements, in periods subsequent to August 31, 2005, costs previously attributed to discontinued operations are now presented as part of continuing operations.
Years Ended December 31, 2005 and 2004
     Continuing Operations:
     The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Operations expressed as a percentage of revenue:

	Years ended
	December 31,
	2005	2004
Revenue	100.0%	100.0%
Cost of services:
Compensation	44.9%	45.7%
Data processing	8.0%	7.9%
Occupancy	7.8%	8.2%
Direct project costs	16.3%	16.9%
Other operating costs	10.4%	11.1%

Total cost of services	87.4%	89.8%

Operating income	12.6%	10.2%
Net interest income	2.1%	0.6%

Income from continuing operations before income taxes	14.7%	10.8%
Income taxes	-0.8%	-0.2%

Income from continuing operations	13.9%	10.6%
Income from discontinued operations	1.4%	4.8%
Loss on sale of discontinued operations	-1.9%	—

Net income	13.4%	15.4%

     Operating Results
     Revenue for the year ended December 31, 2005 was $60.0 million, an increase of $9.6 million or 19.0% compared to revenue of $50.5 million in the prior fiscal year ended December 31, 2004.
     HMS, which provides third party liability identification and recovery services to state Medicaid agencies and managed care plans, generated revenue of $51.6 million in 2005, a $7.6 million or 17.4% increase over the prior year revenue of $44.0 million. Revenue from state Medicaid agencies increased by $4.6 million across the comparable client base reflecting specific non-recurring revenue opportunities with certain clients based on their particular needs, differences in the timing of when client projects were completed in the current year compared to the prior year, and changes in the volume, yields and scope of client projects. Non-recurring revenue opportunities are generally situations where we have an opportunity to earn additional revenue from a client that we do not expect will recur in the current year or that did not exist in the prior year. Included in revenue generated from the comparable client base was $8.6 million of revenue for a client whose contract has expired. Revenue from this client is expected to continue through the second quarter of 2006. Revenue from new state contracts executed in 2005 is expected to more than offset this revenue reduction in 2006. In addition, $1.6 million of the revenue increase in 2005 resulted from service expansions for two existing state clients. Finally, revenue from managed care plans in 2005 was $1.4 million, an increase of $1.3 million from the prior year revenue. At December 31, 2005, we had 11 managed care plan clients that contributed $1.0 million of revenue in the last quarter of 2005 out of the total $1.4 million of managed care revenue for the entire year.
     RSG, which provides reimbursement services for hospitals, generated revenue of $7.5 million in 2005, a $1.0 million or 16.0% increase from the prior year revenue of $6.5 million. This growth primarily reflected an increase of $2.2 million across the comparable client base resulting from the cost report adjudication timetable of the Medicare intermediaries. Additional revenue for the current year included a $0.3 million increase from the addition of several low volume clients and expansions in the scope of service provided to to an existing customer. During the current year, revenue decreased by $1.5 million related to two contract terminations.
     In 2005, we recorded $0.9 million of revenue from the data processing services performed for Accordis for the four-month period subsequent to the sale of Accordis. On an annualized basis, we anticipate that revenue for these services will be $2.7 million.
     Compensation expense as a percentage of revenue was 44.9% in the current year compared to 45.7% in the prior year and for 2005 was $26.9 million, an increase of $3.9 million, or 16.8% from the prior year period expense of $23.1 million. This dollar increase resulted principally from higher headcount: for the year ended December 31, 2005, we had an average of 310 employees, compared to an average of 270 employees for the year ended December 31, 2004, an increase of 15.0%. Additionally, compensation expense increased due to general increases in compensation rates, the cost of employee benefits and a $0.6 million separation payment to the Company’s Chairman of the Board, which expense will not be recurring in 2006.
     Data processing expense as a percentage of revenue was 8.0% in the current fiscal year compared to 7.9% in the prior fiscal year and for 2005 was $4.8 million, an increase of $0.8 million or 20.2% compared to the prior year expense of $4.0 million. The current year increase is primarily due to the cost of increased capacity in our mainframe environment operation driven by increased revenue in the HMS business, together with expenses related to migrating operations from the mainframe environment to a primarily server based platform. At the end of 2005, we purchased and will bring online in early 2006 sufficient mainframe capacity to handle our projected transaction volumes until we complete the server migration project in 2008. Data processing expenses in 2006 are expected to approximate $6.7 million, a 39.6% increase from 2005 levels.
     Occupancy expense as a percentage of revenue was 7.8% in the current year compared to 8.2% in the prior year and for 2005 was $4.7 million, an increase of $0.5 million or 12.3% from the prior year expense of $4.2 million. This net increase principally reflects additional occupancy costs for continuing operations over and above sublease income charged to the new owners of Accordis.
     Direct project expense as a percentage of revenue was 16.3% in the current year compared to 16.9% in the prior year and for 2005 was $9.8 million, an increase of $1.3 million or 14.7% from the prior fiscal year expense of $8.5 million. This increase reflects a $1.1 million increase in expense related to HMS and a $0.2 million increase in expense related to RSG. The HMS increase resulted from the participation of subcontractors in the delivery of services related to revenue growth. The RSG increase was principally due to $0.2 million in bad debt expense.
     Other operating expenses as a percentage of revenue were 10.4% in the current year compared to 11.1% in the prior year and for 2005 were $6.2 million, an increase of $0.6 million or 12.0% compared to the prior year expense of $5.6 million. This net increase primarily resulted from increased professional fees associated with state and federal procurements and new business development expenses.

     Operating income for the year ended December 31, 2005 was $7.6 million compared to $5.1 million for the prior year. HMS had an operating profit of $21.3 million for the year ended December 31, 2005 compared to $18.7 million in the prior year. The increase in HMS operating profitability largely reflects the increase in revenue partially offset by increased direct costs and compensation expense as discussed above. RSG had an operating margin of $2.8 million for the year ended December 31, 2005 compared to $2.6 million for the prior year. Costs associated with data processing and general and administrative expenses were $17.4 million for the year ended December 31, 2005 compared to $16.2 million in the prior year. Subsequent to the sale of Accordis, data processing costs that were previously attributable to discontinued operations are allocable to continuing operations and are billed to Accordis.
     In 2005 and 2004, our income tax expense principally consisted of an alternative minimum tax liability and state taxes. We recognized decreases in the valuation allowance related to our ability to realize our deferred tax assets of $2.2 and $1.4 million for the years ended December 31, 2005 and 2004, respectively, resulting from our utilization of net operating loss carry-forwards (NOLs) to offset taxable income. At December 31, 2005, we had a valuation allowance of $3.3 million. The sale of Accordis resulted in a capital loss of $7.4 million, which can be carried forward for five years and produced a deferred tax asset of $3.0 million. We believe the available objective evidence, principally the capital loss carryforward being utilizable to offset only future capital gains, creates sufficient uncertainty regarding the realizability of its capital loss carryforward, that it is more likely than not, that substantially all of the capital loss carryforward is not realizable. The remaining valuation allowance of $0.3 million relates to certain state NOLs where the company doesn’t operate currently and there is sufficient doubt about the Company’s ability to utilize these NOLs, that it is more likely than not that this portion of the state NOLs are not realizable. The Company does not anticipate that valuation allowance will be available in 2006 to reduce tax expense.
     Net interest income of $1.2 million in fiscal year 2005 compared to $313,000 in the prior year reflects a shift to municipal auction rate securities, an increase in market rates and an overall increase in cash, cash equivalents and short-term investments.
     Income from continuing operations was $8.3 million in the current year compared to $5.3 million in the prior year. The $3.0 million increase in income largely reflects the increase in revenue partially offset by increases in operating expenses as discussed above as well as the increase in net interest income.
     As more fully discussed in Item 1. Business, and in Note 1(b) and Note 10(b) of the Notes to Consolidated Financial Statements, we reported the results of Accordis as discontinued operations for all periods presented. Loss from discontinued operations in 2005 of $0.3 million was principally attributable to a $1.2 million loss on sale that was partially offset by income from Accordis operations prior to the sale of $0.9 million. In the prior year, Accordis had income from operations of $2.4 million reflecting a full year of operations.

Years Ended December 31, 2004 and 2003
     Continuing Operations:
     The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Operations expressed as a percentage of revenue:

	Years ended
	December 31,
	2004	2003
Revenue	100.0%	100.0%
Cost of services:
Compensation	45.7%	49.5%
Data processing	7.9%	9.0%
Occupancy	8.2%	9.1%
Direct project costs	16.9%	16.9%
Other operating costs	11.1%	11.8%
Restructuring costs	—	0.8%

Total cost of services	89.8%	97.1%

Operating income	10.2%	2.9%
Net interest income	0.6%	0.6%

Income from continuing operations before income taxes	10.8%	3.5%
Income taxes	0.2%	0.1%

Income from continuing operations	10.6%	3.4%
Income from discontinued operations	4.8%	2.0%

Net income	15.4%	5.4%

     Revenue for the year ended December 31, 2004 was $50.5 million, an increase of $7.6 million or 17.8% compared to revenue of $42.8 million in the prior fiscal year ended December 31, 2003.
     HMS generated revenue of $44.0 million in 2004, a $6.9 million or 18.5% increase over the prior year revenue of $37.1 million. This increase primarily reflected $1.0 million of revenue during the current year from two new state and one managed health plan clients and $0.4 million related to the expansion of services for two existing clients. In addition, revenue increased by $5.5 million across the comparable client base reflecting specific non-recurring revenue opportunities with certain clients based on their particular needs, differences in the timing of when client projects were completed in the current year compared with the prior year, and changes in the volume, yields and scope of client projects. Non-recurring revenue opportunities are generally situations where we have an opportunity to earn additional revenue from a client which we do not expect will recur in the current year or which did not exist in the prior year. There were no client terminations during 2004.
     RSG generated revenue of $6.5 million in 2004, a $0.7 million or 13.1% increase from the prior year revenue of $5.7 million. This increase primarily consisted of $0.7 million of revenue from new customers since the prior year period, $0.4 million of revenue from scope or facility expansions from existing clients, and a $0.1 million increase across the comparable client base. Partially offsetting these increases was a $0.5 decrease in revenue due to a contract expiration.
     Compensation expense as a percentage of revenue was 45.7% in 2004 compared to 49.5% in 2003 and for 2004 was $23.0 million, an increase of $1.8 million, or 8.7% from the prior year period expense of $21.2 million. This dollar increase resulted from general increases in compensation rates and the cost of employee benefits. For the year ended December 31, 2004, we had an average of 270 employees, compared to an average of 251 employees for the year ended at December 31, 2003, an increase of 7.6%.
     Data processing expense as a percentage of revenue was 7.9% in 2004 compared to 9.0% in 2003 and for 2004 was $4.0 million, an increase of $0.2 million or 4.0% compared to the prior year expense of $3.8 million. This increase was due to increased software costs.
     Occupancy expense as a percentage of revenue was 8.2% in 2004 compared to 9.1% in 2003 and for 2004 was $4.2 million, an increase of $0.3 million or 7.1% from the prior year expense of $3.9 million. This net increase principally reflects space expansion in our Dallas Service Center and various other client service offices.
     Direct project expense as a percentage of revenue was 16.9% in both 2004 and 2003 and for 2004 was $8.5 million, an increase of $1.3 million or 18.3% from the prior fiscal year expense of $7.2 million. This increase is consistent with a 17.8% increase in revenue.
     Other operating expenses as a percentage of revenue were 11.1% in 2004 compared to 11.8% in the prior year and for 2004 were $5.6 million, an increase of $0.5 million or 10.3% compared to the expense in 2003 of $5.1 million. This net increase resulted from $0.8 million in expenses for professional fees associated with Sarbanes Oxley Act compliance partially offset by reductions of general corporate legal fees.
     There were no restructuring costs in the current year, compared to $0.4 million in the prior year, reflecting an additional charge associated with an increase in the real estate tax rate on sublet office space.
     Operating income for the year ended December 31, 2004 was $5.1 million compared to $1.3 million for the prior year. HMS had an operating profit of $18.7 million for the year ended December 31, 2004 compared to $15.9 million in the prior year. The increase in HMS operating profitability largely reflects the increase in revenue partially offset by increased direct costs and compensation expense as discussed above. RSG had an operating margin of $2.6 million for the year ended December 31, 2004 compared to $2.1 million for the prior year. The increase in RSG operating profitability largely reflects the increase in revenue partially offset by increased compensation and other expenses, partially offset by reductions in direct project expense. Costs associated with data processing and general and administrative expenses were $16.2 million for the year ended December 31, 2004 compared to $16.7 million in the prior year. These were primarily savings related from the non-recurring nature of the $0.4 million in restructuring costs recognized in the year ended December 31, 2003, together with some compensation-related savings.
     In 2004, we recognized income tax expense of $103,000, principally an alternative minimum tax liability resulting from our utilization of existing net operating loss carryforwards to offset current taxable income. In 2003, we recognized $35,000 in alternative minimum tax liabilities. We have incurred significant taxable losses in prior years. Most of our deferred income tax assets are in the form of net operating loss carry-forwards. A recoverability analysis was performed based on our recent taxable loss history and projections of future taxable operating results.
     Net interest income of $313,000 in fiscal year 2004 compared with $250,000 in the prior year reflects an increase in market interest rates.
     Income from continuing operations was $5.3 million in 2004 compared with $1.5 million in the prior year. The $3.8 million increase in income largely reflects the effects of increased revenue, particularly in our HMS business.
     Discontinued Operations
     As more fully discussed in Item 1. Business, and Note 1(b) and Note 10(b) of the Notes to Consolidated Financial Statements, we reported the results of Accordis as discontinued operations for all periods presented. Income from discontinued operations increased to $2.4 million in 2004 from $0.9 million in the prior year. This increase was principally attributable to the increased revenue. In both periods, the results of discontinued operations reflect only that portion of corporate overhead directly attributable to Accordis and not a full allocation of corporate overhead. Additionally, in 2003, there was $0.2 million of income from operations discontinued in 2001.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Liquidity and Capital Resources
     Historically, our principal sources of funds are operations. At December 31, 2005, our cash and cash equivalents and short-term investments and working capital were $41.1 million and $52.5 million, respectively. Although we expect that operating cash flows will be a primary source of liquidity, the current significant cash and short term investment balances and working capital position are also fundamental sources of liquidity and capital resource. The current cash and cash equivalents and short term investment balances are more than sufficient to meet our short term funding needs that are not met by operating cash flows. Operating cash flows could be adversely affected by a decrease in demand for our services. Our typical customer relationship, however, usually has a duration of several years, such that we do not expect any current decrease in demand. We estimate that we will purchase approximately $3.4 million of property and equipment during 2006. The payments due by period for our contractual obligations, consisting principally of facility lease obligations and equipment rental and software license obligations, are as follows (in thousands):

		Less than
	Total	One Year	2-3 Years	4-5 Years	After 5 years
Operating leases	$29,705	$4,990	$8,087	$7,395	$9,233
     We have entered into sublease arrangements for some of our facility obligations and expect to receive the following rental receipts (in thousands):

	Less than
Total	One Year	2-3 Years	4-5 Years	After 5 years
$5,805	$1,693	$1,449	$1,176	$1,487
     For the year ended December 31, 2005, cash provided by operations was $7.1 million compared with $6.5 million for the prior year. The current year cash provided by operations of $7.1 million primarily results from $8.0 million of net income plus depreciation and amortization charges of $2.3 million, and an increase in current liabilities of $2.2 million reduced by an increase in accounts receivable of $5.5 million. During the current year, cash used in investing activities was $18.7 million reflecting the net purchase of $15.0 million in short term investments, purchases of $5.0 million for property and equipment, and a $0.6 million investment in software. The current year capital expenditures include approximately $2.1 million related to increased capacity in our data processing operation that was accelerated into fiscal year 2005 to take advantage of favorable vendor pricing.
Inflation
     Historically, inflation has not been a material factor affecting our revenue, and general operating expenses have been subject to normal inflationary pressure. However, our business is labor intensive. Wages and other employee-related expenses increase during periods of inflation and when shortages in the skilled labor market occur. We also have a performance-based bonus plan to foster retention of and to incentivize certain employees.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks
     Our holdings of financial instruments consist of municipal auction rate securities at December 31, 2005 and are classified as short-term investments and have contractual maturities between 2030 through 2044. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our investment portfolio represents funds held temporarily, pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while, at the same time, seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers.
     The table below presents the historic cost basis, and the fair value for our investment portfolio as of December 31, 2005, and the related weighted average interest rates (in thousands):

	Total	Total
	Historical Cost	Fair Value

Municipal auction rate securities	$37,500	$37,500
Average interest rate	4.39%
Item 8. Financial Statements and Supplementary Data
     The information required by Item 8 is found on pages 35 to 52 of this report.
Item 9. Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of December 31, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.
     Our principal executive officer and principal accounting officer also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005. That evaluation did not identify any changes that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
     Our independent auditors, KPMG LLP (KPMG), who have audited and reported on our financial statements, issued a report on our assessment of our internal control over financial reporting and on the effectiveness of our internal control over financial reporting. KPMG’s reports are included in this annual report.
Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant
     The information required by Item 10 will be included in our Proxy Statement for the 2006 Annual Meeting of Shareholders which will be mailed within 120 days after the close of our year ended December 31, 2005, and is hereby incorporated herein by reference to such Proxy Statement.
Item 11. Executive Compensation
     The information required by Item 11 will be included in our Proxy Statement, which will be mailed within 120 days after the close of our year ended December 31, 2005, and is hereby incorporated herein by reference to such Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management
     The information required by Item 12 will be included in our Proxy Statement, which will be mailed within 120 days after the close of our year ended December 31, 2005, and is hereby incorporated herein by reference to such Proxy Statement.
Item 13. Certain Relationships and Related Transactions
     The information required by Item 13 will be included in our Proxy Statement, which will be mailed within 120 days after the close of our year ended December 31, 2005, and is hereby incorporated herein by reference to such Proxy Statement.
Item 14. Principal Accountant Fees and Services
     The information required by Item 14 will be included in our Proxy Statement, which will be mailed within 120 days after the close of our year ended December 31, 2005, and is hereby incorporated herein by reference to such Proxy Statement.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     A. Financial Statements, Financial Statement Schedule and Exhibits
1.	The financial statements are listed in the Index to Consolidated Financial Statements on page 31.

2.	Financial Statement Schedule II – Valuation and Qualifying Accounts is set forth on page 53. All other financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

3.	The Exhibits are set forth on the Exhibit Index on page 54.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMS Holdings Corp. (Registrant)

By:	/s/ Robert M. Holster
Robert M. Holster
Chief Executive Officer and Director

Date:		March 13, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Robert M. Holster	Chief Executive Officer and Director	March 13, 2006
Robert M. Holster	(Principal Executive Officer)

/s/ Thomas G. Archbold	Chief Financial Officer (Principal	March 13, 2006
Thomas G. Archbold	Financial and Accounting Officer)

/s/ Randolph G. Brown
Randolph G. Brown	Director	March 13, 2006

/s/ James T. Kelly
James T. Kelly	Director	March 13, 2006

/s/ William F. Miller, III
William F. Miller, III	Chairman and Director	March 13, 2006

/s/ William W. Neal
William W. Neal	Director	March 13, 2006

/s/ Galen D. Powers
Galen D. Powers	Director	March 13, 2006

/s/ Ellen A. Rudnick
Ellen A. Rudnick	Director	March 13, 2006

/s/ Richard H. Stowe
Richard H. Stowe	Director	March 13, 2006

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HMS Holdings Corp. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of HMS Holdings Corp.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
New York, New York
March 10, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
HMS Holdings Corp.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that HMS Holdings Corp. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). HMS Holdings Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that HMS Holdings Corp. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, HMS Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HMS Holdings Corp. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 10, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
New York, New York
March 10, 2006

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	December 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$3,641	$9,196
Short-term investments	37,500	22,500
Accounts receivable, net of allowance of $675 and $300 at December 31, 2005 and 2004, respectively	19,030	13,544
Prepaid expenses and other current assets, including deferred tax assets of $3,978 and $1,981 at December 31, 2005 and 2004, respectively	5,699	3,196
Current assets of discontinued operations	—	10,605

Total current assets	65,870	59,041

Property and equipment, net	7,534	4,183
Goodwill, net	2,382	2,382
Deferred income taxes, net	6,398	6,939
Other assets	5,417	37
Noncurrent assets of discontinued operations	—	4,081

Total assets	$87,601	$76,663

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable, accrued expenses and other liabilities	$13,335	$11,228
Current liabilities of discontinued operations	—	3,666

Total current liabilities	13,335	14,894

Other liabilities	1,497	1,371

Total liabilities	14,832	16,265

Commitments and contingencies

Shareholders’ equity:
Preferred stock — $.01 par value; 5,000,000 shares authorized; none issued
Common stock — $.01 par value; 45,000,000 shares authorized; 21,874,579 shares issued and 20,211,733 shares outstanding at December 31, 2005; 20,980,331 shares issued and 19,335,415 shares outstanding at December 31, 2004	219	210
Capital in excess of par value	81,681	77,237
Retained earnings (deficit)	266	(7,761)
Treasury stock, at cost; 1,662,846 and 1,644,916 shares at December 31, 2005 and 2004, respectively	(9,397)	(9,288)

Total shareholders’ equity	72,769	60,398

Total liabilities and shareholders’ equity	$87,601	$76,663

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Year	Year	Year
	ended	ended	ended
	December 31,	December 31,	December 31,
	2005	2004	2003
Revenue	$60,024	$50,451	$42,823

Cost of services:
Compensation	26,945	23,062	21,216
Data processing	4,793	3,987	3,834
Occupancy	4,670	4,158	3,881
Direct project costs	9,796	8,544	7,224
Other operating costs	6,244	5,576	5,055
Restructuring Costs	—	—	352

Total cost of services	52,448	45,327	41,562

Operating income	7,576	5,124	1,261

Net interest income	1,238	313	250

Income from continuing operations before income taxes	8,814	5,437	1,511
Income taxes	465	103	35

Income from continuing operations	8,349	5,334	1,476

Discontinued operations, net of tax:
Income from discontinued operations	839	2,377	872
Loss on sale of discontinued operations	(1,161)	—	—

Income (loss) from discontinued operations	(322)	2,377	872

Net income	$8,027	$7,711	$2,348

Basic income per share data:
Income per share from continuing operations	$0.42	$0.28	$0.08
Income (loss) per share from discontinued operations	(0.02)	0.12	0.05

Net income per basic share	$0.40	$0.40	$0.13

Weighted average common shares outstanding, basic	19,865	19,074	18,330

Diluted income per share data:
Income per share from continuing operations	$0.37	$0.24	$0.07
Income (loss) per share from discontinued operations	(0.01)	0.11	0.04

Net income per diluted share	$0.36	$0.35	$0.12

Weighted average common shares, diluted	22,287	22,275	20,132

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share amounts)

					Retained	Accumulated			Note
	Common Stock		Capital In	Unearned	Earnings/	Other			Receivable	Total
	# of Shares	Par	Excess Of	Stock	Accumulated	Comprehensive	Treasury Stock		from Sale	Shareholders’
	Issued	Value	Par Value	Compensation	Deficit	Income/(Loss)	# of Shares	Amount	of Stock	Equity

Balance at December 31, 2002	19,885,390	$199	$74,959	($33)	($17,820)	$8	1,609,116	($9,184)	($361)	$47,768
Comprehensive income:
Net income	—	—	—	—	2,348	—	—	—	—	2,348
Change in net unrealized appreciation on short-term investments	—	—	—	—	—	(8)	—	—	—	(8)

Total comprehensive income										2,340

Repayment of note receivable	—	—	—	—	—	—	—	—	361	361
Shares issued under employee stock purchase plan	17,380	—	48	—	—	—	—	—	—	48
Exercise of stock options	139,651	1	191	—	—	—	—	—	—	192
Purchase of treasury stock	—	—	—	—	—	—	35,800	(104)	—	(104)
Remeasurement of unearned stock compensation	—	—	(31)	31	—	—	—	—	—	—
Stock compensation expense	—	—	—	2	—	—	—	—	—	2

Balance at December 31, 2003	20,042,421	$200	$75,167	$—	($15,472)	$—	1,644,916	($9,288)	$—	$50,607
Net and comprehensive income:	—	—	—	—	7,711	—	—	—	—	7,711
Disqualifying dispositions	—	—	41	—	0	—	—	—	—	41
Exercise of stock options	937,910	10	2,029	—	—	—	—	—	—	2,039

Balance at December 31, 2004	20,980,331	$210	$77,237	$—	($7,761)	$—	1,644,916	($9,288)	$—	$60,398

Net and comprehensive income:	—	—	—	—	8,027	—	—	—	—	8,027
Disqualifying dispositions	—	—	1,456	—	—	—	—	—	—	1,456
Exercise of stock options	894,248	9	2,988	—	—	—	—	—	—	2,997
Purchase of treasury stock	—	—	—	—	—	—	17,930	(109)	—	(109)

Balance at December 31, 2005	21,874,579	$219	$81,681	$—	$266	$—	1,662,846	($9,397)	$—	$72,769

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year	Year	Year
	ended	ended	ended
	December 31,	December 31,	December 31,
	2005	2004	2003
		Revised	Revised
Operating activities:
Net income	$8,027	$7,711	$2,348
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	322	(2,377)	(837)
Depreciation and amortization	2,319	1,706	2,069
Loss (gain) on disposal and write-off of capitalized software costs and property and equipment	—	9	(65)
Stock compensation expense	—	—	2
Changes in assets and liabilities:
Increase in accounts receivable	(5,486)	(3,824)	(2,093)
(Increase) decrease in prepaid expenses and other current assets	(338)	139	(2,168)
(Increase) decrease in other assets	(7)	(178)	2,437
Increase (decrease) in accounts payable, accrued expenses and other liabilities	2,232	3,303	(745)

Net cash provided by operating activities	7,069	6,489	348

Investing activities:
Purchases of short term investments	(72,350)	(35,350)	—
Sales of short term investments	57,350	12,950	1,000
Proceeds from sale of Accordis	2,000	—	—
Purchases of property and equipment	(5,040)	(3,099)	(639)
Investment in software	(630)	(407)	—

Net cash provided by (used in) investing activities	(18,670)	(25,906)	361

Financing activities:
Proceeds from issuance of common stock	—	—	48
Proceeds from exercise of stock options	2,997	2,080	192
Repayment of note receivable from officer for purchase of common stock	—	—	361
Purchases of treasury stock	(109)	—	(104)

Net cash provided by financing activities	2,888	2,080	497

Net increase (decrease) in cash and cash equivalents	(8,713)	(17,337)	1,206

Cash provided by (used in) discontinued operations
Cash provided by operating activities	3,385	492	1,397
Cash used in investing activities	(227)	(574)	(162)

Net cash provided by (used in) discontinued operations	3,158	(82)	1,235

Cash and cash equivalents at beginning of period	9,196	26,615	24,174

Cash and cash equivalents at end of period	$3,641	$9,196	$26,615

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$360	135	8

Supplemental disclosure of noncash investing activities:
Change in unearned compensation	$—	$—	$(31)

Supplemental disclosure of noncash investing activities:
Note receivable from the sale of Accordis	$5,542	$—	$—

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
     (a) Organization and Business
     HMS Holdings Corp. (Holdings or the Company) provides a variety of cost containment and payment accuracy services relating to government healthcare programs. These services are in general designed to help our clients increase revenue and reduce operating and administrative costs. The Company operates two businesses through its wholly owned subsidiaries, Health Management Systems, Inc. (HMS) and Reimbursement Services Group Inc (RSG).
     (b) Basis of Presentation and Principles of Consolidation
(i)	Discontinued Operations of Business Segment
     During 2005, the Company sold its Accordis Inc. (Accordis) subsidiary, which in prior periods had been a separate reportable segment. The historical operating results of Accordis have been reported as discontinued operations in the accompanying Consolidated Statements of Income.
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
     (g) Goodwill
     Goodwill, representing the excess of acquisition costs over the fair value of net assets of acquired businesses, is not amortized but is reviewed for impairment at least annually and written down only in the periods in which it is determined that the recorded value is greater than its fair value. Fair value is based on a projection of the estimated discounted future net cash flows expected to result from the acquired business, using a discount rate reflective of our cost of funds. For the purposes of performing this impairment test, the Company’s business segments are its reporting units. The fair values of the Company’s reporting units, to which goodwill has been

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
assigned, is compared with their recorded values. If recorded values are less than the fair values, no impairment is indicated. No impairment losses have been recorded in any of the periods presented.
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
     (j) Net Income Per Common Share
     Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. The Company had weighted average common shares and common stock equivalents outstanding during the years ended December 31, 2005, 2004 and 2003, of 19,865,000, 19,074,000 and 18,330,000, respectively for weighted average common shares, and 2,422,000, 3,201,000 and 1,802,000, respectively for common stock equivalents. The Company’s common stock equivalents consist of stock options.
     (k) Revenue Recognition
     The Company recognizes revenue for its contingency fee based services when third party payors remit payments to the Company’s customers and consequently the contingency is deemed to have been satisfied. This revenue recognition policy is specifically addressed in the SEC’s “Frequently Asked Questions and Answers” bulletin released on October 12, 2000 pertaining to Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB101). Transaction-related revenue is recognized based upon the completion of those transactions or services rendered during a given period. Non-refundable implementation fees are recognized over the implementation period, generally not exceeding nine months.
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

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (l) Stock-Based Compensation
          The Company accounts for stock-based compensation under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, the Company has elected to continue following the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and to adopt only the disclosure provisions of SFAS No. 123. Accordingly, no employee compensation costs have been recognized for its stock option plans. Had compensation costs for the Company’s stock options been determined consistent with the fair value method prescribed by SFAS 123, the Company’s net income (loss) and related per share amounts would have been adjusted to the pro forma amounts indicated below:

		Year Ended	Year Ended	Year Ended
		December 31,	December 31,	December 31,
(in thousands, except per share amounts)		2005	2004	2003

Net income, as reported		$8,027	$7,711	$2,348
Stock-based employee compensation expense included in reported net income		—	—	—
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		$(2,171)	$(1,363)	$(2,403)

Pro forma net income (loss)		$5,856	$6,348	$(55)

Net income per basic share:	As reported	$0.40	$0.40	$0.13
	Pro forma	$0.29	$0.33	$—

Net income per diluted share:	As reported	$0.36	$0.35	$0.12
	Pro forma	$0.26	$0.28	$—
     The effect presented above by applying the disclosure-only provisions of SFAS 123 may not be representative of the effect in future years.
     The weighted average fair value of the stock options granted for the years ended December 31, 2005, 2004, and 2003 were $3.83, $3.87, and $1.69, respectively. The fair value of the stock options granted in the years ended December 31, 2005, 2004 and 2003 is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0% (the Company does not pay dividends); expected volatility of 58.8%, 62.3%, and 61.1%; a risk-free interest rate of 3.99%, 4.03%, and 3.25%, and expected lives of 5.57, 5.98, and 5.97 years, respectively.
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

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (p) Reclassifications
     Certain reclassifications were made to prior year amounts to conform to the current presentation. The Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations which in prior periods were reported on a combined basis as a single amount.
     (q) New Accounting Pronouncement
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R must be adopted no later than the first interim or annual period beginning after June 15, 2005.
     As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. We will adopt SFAS No. 123R on January 1, 2006 using the modified prospective application option. As a result, the compensation cost for the portion of awards we granted before January 1, 2006 for which the requisite service has not been rendered and that are outstanding as of January 1, 2006 will be recognized as the remaining requisite service is rendered. In addition, the adoption of SFAS No. 123R will require us to change from recognizing the effect of forfeitures as they occur to estimating the number of outstanding instruments for which the requisite service is not expected to be rendered. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations. The impact of the adoption of SFAS No. 123R cannot be determined at this time because it will depend upon levels of share-based payments granted in the future. However had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact as described in the disclosure of pro forma net (loss) income and net (loss) income per share pursuant to SFAS No. 123 in Note 1 above.
2. Short-Term Investments
     The table below presents the historical cost basis, and the fair value for the Company’s investment portfolio at December 31, 2005 and 2004 (in thousands):

	Historical	Fair
	Cost	Value
December 31, 2005: Municipal Auction Rate Securities	$37,500	$37,500

December 31, 2004: Municipal Auction Rate Securities	$22,500	$22,500

     The Company’s holdings of short-term investments at December 31, 2005 consist of municipal auction rate securities of high credit quality and have contractual maturities between 2015 and 2045. All such instruments are classified as securities available for sale.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Property and Equipment
     Property and equipment as of December 31, 2005 and 2004 consisted of the following (in thousands):

	December 31,	December 31,
	2005	2004
Equipment	$15,188	$10,694
Leasehold improvements	4,434	4,267
Furniture and fixtures	3,777	3,416
Capitalized software	1,694	1,064

	25,093	19,441
Less accumulated depreciation and amortization	(17,559)	(15,258)

Property and equipment, net	$7,534	$4,183

     Depreciation and amortization expense related to property, equipment and software charged to operations for the years ended December 31, 2005, 2004 and 2003, was $2.3 million, $1.7 million and $2.1 million, respectively.
4. Accounts Payable, Accrued Expenses and Other Liabilities
     Accounts payable, accrued expenses and other liabilities as of December 31, 2005 and 2004 consisted of the following (in thousands):

	December 31,	December 31,
	2005	2004
Accounts payable, trade	$5,162	$3,414
Accrued compensation	4,189	3,062
Accrued direct project costs	1,763	1,751
Accrued lease termination costs	1,161	1,336
Accrued other expenses	1,060	1,665

	$13,335	$11,228

     As of December 31, 2005 and 2004, $1.1 million and $0.9 million, respectively, were included in other liabilities (long-term) related to the Company’s recognizing of rental expenses on the Company’s facility leases on a straight-line basis.
5. Income Taxes
     The current income tax expense for the periods applicable was allocated as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
Federal tax expense	$182	$68	$26
State tax expense	283	35	9

Total tax expense	$465	$103	$$35

     The current income tax expense in 2005, 2004 and 2003 principally arises from Alternative Minimum Tax requirements and some state income tax provisions.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     A reconciliation of the income tax expense (benefit) calculated using the applicable federal statutory rates to the actual income tax expense (benefit) from continuing operations follows (in thousands):

	Years Ended
	December 31,
	2005	%	2004	%	2003	%

Income tax expense:
Computed at federal statutory rate	$2,997	34.0	$1,849	34.0	$514	34.0
State and local tax expense, net of federal benefit	1,207	13.6	777	11.3	196	12.9
Municipal interest	—	—	—	—	(4)	(0.2)
Decrease in valuation allowance	(3,871)	(42.1)	(2,413)	(41.5)	(895)	(59.2)
Other, net	132	(0.3)	(110)	(1.4)	224	14.8

Total income tax expense	$465	5.2	$103	2.4	$35	2.3

     Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 were as follows (in thousands):

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,	December 31,
	2005	2004
Deferred tax assets:
Allowance for doubtful accounts	$576	$659
Property and equipment	1,055	916
Restructuring cost	640	723
Goodwill and other intangibles	1,063	1,095
Software	428	534
Federal and state net operating loss carryforwards	5,864	9,195
Capital loss carryforward	3,051	—
Deferred stock compensation	409	417
Deferred rent	468	441
Other	550	669

Total deferred tax assets before valuation allowance	14,104	14,649
Less valuation allowance	(3,338)	(5,557)

Total deferred tax assets after valuation allowance	10,766	9,092

Deferred tax liabilities:
Capitalized research and development cost	390	172

Total deferred tax liabilities	390	172

Total net deferred tax assets	$10,376	$8,920

Net current deferred tax assets	$3,978	$1,981
Net non-current deferred tax assets	6,398	6,939

Total net deferred tax assets	$10,376	$8,920

     At December 31, 2005, the Company had net operating loss carry-forwards of $11.2 million and $25.4 million, which are available to offset future federal and state/local taxable income, respectively
     The Company recognized decreases in the valuation allowance related to the Company’s ability to realize its deferred tax assets of $2.2, $1.4 and $1.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company recognized decreases in the valuation allowance principally resulting from the Company’s utilization of net operating loss carry-forwards (NOLs) to offset taxable income. At December 31, 2005, the Company has a valuation allowance of $3.3 million. The sale of Accordis resulted in a capital loss of $7.4 million, which can be carried forward for five years and produced a deferred tax asset of $3.0 million. The Company believes the available objective evidence, principally the capital loss carryforward being utilizable to offset only future capital gains, creates sufficient uncertainty regarding the realizability of its capital loss carryforward, that it is more likely than not, that substantially all of the capital loss carryforward is not realizable. The remaining valuation allowance of $0.3 million relates to certain state NOLs where the company doesn’t currently operate currently and there is sufficient doubt about the Company’s ability to utilize these NOLs, that it is more likely than not that this portion of the state NOLs are not realizable. The Company does not anticipate that valuation allowance will be available in 2006 to reduce tax expense.
6. Equity
     (a) Treasury Stock
     On May 28, 1997, the Board of Directors authorized the Company to repurchase such number of shares of its common stock that have an aggregate purchase price not to exceed $10 million. The Company is authorized to

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
repurchase these shares from time to time on the open market or in negotiated transactions at prices deemed appropriate by the Company. Repurchased shares are deposited in the Company’s treasury and used for general corporate purposes. During the year ended December 31, 2005, the Company repurchased a total of 17,930 shares of common stock for $109,000 at an average price of $6.04 per share. During the year ended December 31, 2004, the Company did not repurchase any shares of common stock. During the year ended December 31, 2003, the Company repurchased a total of 35,800 shares of common stock for $104,000 at an average price of $2.93 per share. Since the inception of the repurchase program in June 1997, the Company has repurchased 1,662,846 shares of common stock at an average price of $5.65 per share having an aggregate purchase price of $9.4 million.
     (b) Preferred Stock
     The Company’s certificate of incorporation, as amended, authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock with such designations, rights and preferences as may be determined by the Company’s Board of Directors. As of December 31, 2005 no preferred stock had been issued.
7. Employee Benefit Plan
     The Company sponsors a benefit plan to provide retirement benefits for its employees known as the HMS Holdings Corp. 401(k) Plan (the 401(k) Plan). Participants may make voluntary contributions to the 401(k) Plan of up to 60% of their annual base pre-tax compensation not to exceed the federally determined maximum allowable contribution. The 401(k) Plan permits discretionary Company contributions. The Company contributions are not in the form of the Company’s common stock and participants are not permitted to invest their contributions in the Company’s stock. For the years ended December 31, 2005, 2004 and 2003, the Company contributions to the 401(k) Plan were $419,000, $386,000, and $305,000, respectively.
8. Stock-Based Compensation Plans
     (a) 1999 Long-Term Incentive Plan
     The Company’s 1999 Long-Term Incentive Stock Plan (the Plan), was approved by the Company’s shareholders at the Annual Meeting of Shareholders held on March 9, 1999. The primary purposes of the Plan are (i) to promote the interests of the Company and its shareholders by strengthening the Company’s ability to attract and retain highly competent individuals to serve as Directors, officers and other key employees and (ii) to provide a means to encourage stock ownership and proprietary interest by such persons. The Plan provides for the grant of (a) options to purchase shares of the Company’s common stock at an exercise price no less than 100% of the fair market value of the Company’s common stock; (b) stock appreciation rights (SAR) representing the right to receive a payment, in cash, shares of common stock, or a combination thereof, equal to the excess of the fair market value of a specified number of shares of the Company’s common stock on the date the SAR is exercised over the fair market value of such shares on the date the SAR was granted; or (c) stock awards made or valued, in whole or in part, by reference to shares of common stock. Options are granted under the Plan with various vesting provisions up to five years, including time based and/or performance based vesting periods. Stock options currently outstanding become exercisable and expire at various dates through April 2014. Options expire ten years after the date of grant. As of December 31, 2005, no SAR’s or stock purchase awards had been granted. At the June 4, 2003 Annual Meeting of Shareholders, the shareholders approved an increase in the number of shares of common stock available for issuance under the Plan to 6,251,356 from 4,751,356. The Plan expires in January 2009. As of December 31, 2005, there were approximately 248,000 options available for grant under the Plan.
     (b) 1995 Non-Employee Director Stock Option Plan
     The Company’s 1995 Non-Employee Director Stock Option Plan (the NEDP) was adopted by the Board of Directors on November 30, 1994. Under the NEDP, directors of the Company who are not employees of the Company or its subsidiaries may be granted options to purchase 1,500 shares of common stock of the Company during the fourth quarter of each year commencing with fiscal year 1995. Options for the purchase of up to 112,500 shares of common stock may be granted under the NEDP and the Company will reserve the same number of shares for issuance. The options available for grant are automatically increased to the extent any granted options expire or terminate unexercised. The last awards under the NEDP were in October 2000. As of December 31, 2005 and 2004, 29,250 and 36,000 options were outstanding, respectively. As of December 31, 2005, there were approximately 74,000 options available for grant under the NEDP.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (c) Summary of Options
     Presented below is a summary of the Company’s options for the years ended December 31, 2005, 2004 and 2003 (in thousands, except per share amounts):

	Year Ended		Year Ended		Year Ended
	December 31, 2005		December 31, 2004		December 31, 2003
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price

Outstanding at beginning of period	5,283	$2.75	6,336	$2.65	5,625	$2.65
Granted	825	6.79	50	2.97	980	2.97
Exercised	(894)	3.35	(938)	1.38	(140)	1.38
Forfeitures	(92)	6.37	(167)	5.05	(129)	5.05

Outstanding at end of period	5,122	$3.24	5,281	$2.68	6,336	$2.68

Weighted average fair value of options granted (Black-Scholes)		$3.24		$3.87		$1.69

     The following table summarizes information for stock options outstanding at December 31, 2005 (in thousands, except per share data):

		Weighted	Weighted		Weighted
Range of	Number	average	average		average
exercise	outstanding as of	remaining	exercise	Number	exercise
prices	December 31, 2005	contractual life	price	exercisable	price
$1.07	275	4.96	$1.07	275	$1.07
1.19-1.27	725	5.24	1.19	725	1.19
1.31-1.74	871	5.10	1.37	871	1.37
2.48	755	6.11	2.48	755	2.48
2.76-3.10	608	7.79	2.96	608	2.96
3.41-4.59	690	6.75	3.58	690	3.58
5.88-6.44	601	5.61	6.39	429	6.37
6.95 - 23.00	597	9.03	7.12	210	7.43

$1.07 - $23.00	5,122	6.77	$3.24	4,563	$2.68

9. Transactions with Officers and Other Related Parties
     (a) Employment Agreements
     The Company is obligated under three employment agreements with executive officers that provide for salary and benefit continuation in the event of termination without cause, that expire in January 2007, April 2007 and December 2007. Additionally, the Company is obligated under a separation agreement with an executive officer that provides for salary and benefit continuation in the event of termination without cause.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (b) Related Party Transactions
     The Company incurred approximately $24,000, $259,000 and $89,000 for the years ended December 31, 2005, 2004 and 2003, respectively, in fees to a law firm at which one director of the Company is a senior partner. The 2004 amounts include contingent fees of approximately $235,000 incurred in connection with a litigation related to discontinued operations.
10. Restructurings and Discontinued Operations
     (a) Restructurings
     In December 2001, the Company recognized a restructuring charge of $1.8 million consisting of $1.3 million for facility costs associated with reducing the amount of space the Company occupies at its headquarters in New York City, and $500,000 for severance costs associated with reducing 20 employees in the information technology and facilities maintenance departments. In December 2002, the Company increased this restructuring charge by $800,000 for additional facilities costs associated with reducing its New York City office space based on an executed sublease. In December 2003, the Company increased this restructuring charge by $352,000 reflecting higher than forecasted real estate taxes. As of December 31, 2005 and 2004, $1.2 million and $1.3 million respectively, remained as accrued lease termination liabilities.
     The following table presents a summary of the activity in accrued liabilities for restructuring charges (in thousands):

New York Leased
Space Reduction
Balance at December 31, 2003	$1,441
Cash payments	(104)

Balance at December 31, 2004	1,337
Cash payments	(176)

Balance at December 31, 2005	$1,161

     (b) Discontinued Operations of Business Segment
     On August 31, 2005, the Company sold the stock of its Accordis to Accordis Holding Corp. (AHC), an unrelated New York based private company, for $8 million, consisting of cash of $2 million and an interest bearing five-year promissory note of $6 million. The note bears interest at 6% per annum and requires semi-annual principal payments of $100,000, with the balance of $5.1 million due in a balloon payment on August 31, 2010. Management has discounted this note by $465,000 using an effective rate of 8%, resulting in the note having a net present value at August 31, 2005 of $5.5 million. At December 31, 2005, the Company has a Note Receivable from AHC of approximately $5.5 million with $0.2 million included as a component of Prepaid and Other Current Assets and $5.3 million as a component in Non-Current Assets.
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
     At August 31, 2005, the Company recorded a loss on the sale of the stock of its Accordis business of approximately $1.2 million, as follows (in thousands):

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gross Purchase Price	$8,000
Less: Discount on Note	(465)
Less: Net Accounts Receivable adjustment	(603)

Adjusted net proceeds	6,932
Less: Net assets sold including goodwill of $3.3 million	(8,016)

Loss on sale before transaction costs	(1,084)
Transaction costs	(93)

Loss on sale	(1,177)
Income tax benefit	16

Net loss on sale	$(1,161)

     The net assets of Accordis sold exclude certain liabilities retained by the Company of approximately $0.6 million, consisting principally of liabilities associated with Accordis customers and former employees. A major client of Accordis has filed a claim against Accordis for certain alleged processing errors in submitting claims on behalf of the client. In connection with the sale of Accordis, the Company agreed to indemnify Accordis and its buyer with respect to this claim. See Note 11 Commitments and Contingencies.
     The SPA contains further indemnification provisions pursuant to which the Company agreed to indemnify AHC for liabilities in connection with Accordis that arose prior to the sale of Accordis to AHC on August 31, 2005. AHC agreed to indemnify the Company for liabilities in connection with Accordis that arise after the sale. There is a minimum indemnification claim threshold of $250,000 that is computed after taking into account any insurance proceeds. The Company’s liability under the indemnification provisions of the SPA is capped at the purchase price. The Company is not aware of any potential claims under the indemnification provisions of the SPA.
     Concurrent with the sale of Accordis, the Company entered into a three year Data Services Agreement (DSA) to provide data processing services to AHC for $2.7 million per annum, which is reported as revenue in the Company’s financial statements. The DSA contains specific service levels consistent with prior history and provides for revenue increases in the event AHC exceeds certain transaction levels. For the year ended December 31, 2005, the Company recorded $900,000 of revenue from the DSA. The Company also entered into a Sublease Agreement with AHC for the portion of one floor at its headquarters previously occupied by the Accordis business. The sublease is for 18 months at an annual rent of $0.2 million that is reported as a reduction of occupancy costs in the Company’s financial statements. Additionally, the Company entered into a short-term Transition Services Agreement with AHC to provide accounting and human resource support services through December 31, 2005. This service was provided at cost and is reported as an $87,000 reduction of compensation expense in the Company’s financial statements.
     Results of operations from the Accordis discontinued operations for the eight months ended August 31, 2005 and the years ended December 31, 2004 and 2003 were as follows (in thousands):

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Eight Months	Year	Year
	Ended August 31,	Ended December 31,	Ended December 31,
	2005	2004	2003
Revenue	$17,716	$34,741	$31,538

Income before income taxes	826	2,389	625
Income tax (expense) benefit	13	(12)	35

Income from discontinued operations	$839	$2,377	$660

     Additionally, in 2003, based on the final results of operations, the Company recognized $212,000 of income from discontinued operations attributable to operations discontinued in 2001.
     Assets and liabilities of the Accordis discontinued operations at December 31, 2004 were as follows (in thousands):

December 31,
2004
Current assets	$10,605
Current liabilities	(3,666)

Net current assets	$6,939

Property and equipment	$740
Goodwill	3,297
Other assets	44

Net noncurrent assets	$4,081

11. Commitments and Contingencies
     (a) Legal
     A major client of Accordis has filed a claim against Accordis for certain alleged processing errors in submitting claims on behalf of the client. In connection with the sale of Accordis, the Company agreed to indemnify Accordis and its buyer with respect to this claim. The Company believes that the range of loss on this claim is between $0.7 million and $3.5 million and a significant portion of the claim may be covered by insurance. The Company has had discussions with the client regarding the claim, but the parties have not yet been able to reach a satisfactory resolution. There can be no assurances that the claim will be settled without material liability to the Company or that insurance will be available to cover the Company’s losses. The Company has recorded $0.7 million as a liability for this claim.
     (b) Lease commitments
     The Company leases office space, data processing equipment and software licenses under operating leases that expire at various dates through 2013. The lease agreements provide for rent escalations. Rent expense, net of sublease income, for the years ended December 31, 2005, 2004 and 2003, was $2.3 million, $2.7 million and $2.6 million, respectively. Sublease income was $1.1 million for the years ended December 31, 2005, 2004 and 2003.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Minimum annual lease payments to be made and sublease payments to be received for each of the next five years ending December 31 and thereafter are as follows (in thousands):

Year	Payments	Sublease Receipts
2006	$4,990	$1,693
2007	4,284	878
2008	3,803	571
2009	3,670	582
2010	3,725	594
Thereafter	9,233	1,487

Total	$29,705	$5,805

12. Segments and Geographical Information
     In June 1997, the FASB issued SFAS No. 131, “Disclosures About Segments of An Enterprise and Related Information.” SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and in interim financial reports issued to stockholders.
     (a) Segment Information
     HMS works on behalf of government healthcare programs to contain costs by recovering expenditures that were the responsibility of a third party, or that were paid inappropriately. HMS’ clients include state and county Medicaid programs, their managed care plans, state prescription drug programs, child support enforcement agencies, and other public programs. By assisting these agencies in properly accounting for the services they deliver, we also help ensure that they receive the full amount of program funding to which they are entitled.
     RSG provides services for hospitals and other healthcare providers in correctly documenting services which qualify for special reimbursement through the Medicare Cost Report and other governmental payment mechanisms.
     The Company measures the performance of its operating segments through “Operating Income” as defined in the accompanying Consolidated Statements of Income. Consistent with how the Company manages these businesses, segment operating margin is reported as operating contribution prior to corporate overheads. Corporate overheads, consisting of data processing costs and general and administrative expenses are managed as cost centers servicing multiple operating businesses. Prior year presentations have been reclassified to be consistent with the current year presentation.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Total
	HMS Holdings		Health
	Continuing		Management
(in thousands)	Operations	RSG	Systems	Corporate

Year ended December 31, 2005
Revenue	$60,024	$7,514	$51,610	$900
Operating income	7,576	2,751	21,296	(16,471)
Total assets	87,601	4,762	18,863	63,976
Goodwill	2,382	1,299	1,083	—
Depreciation and amortization	2,319	34	690	1,595
Capital expenditures and software capitalization	5,670	64	1,832	3,774

Year ended December 31, 2004 (Restated)
Revenue	$50,451	$6,475	$43,976	$—
Operating income	5,124	2,641	18,711	(16,228)
Total assets	61,977	3,335	13,964	44,678
Goodwill	2,382	1,299	1,083	—
Depreciation and amortization	1,706	4	521	1,181
Capital expenditures and software capitalization	3,507	11	975	2,521

Year ended December 31, 2003 (Restated)
Revenue	42,823	5,727	37,096	—
Operating income	1,261	2,116	15,866	(16,721)
Total assets	51,341	2,696	10,299	38,346
Goodwill	2,382	1,299	1,083	—
Depreciation and amortization	2,069	8	1,046	1,015
Capital expenditures and software capitalization	639	3	486	150
Other corporate assets, including cash and cash equivalents, short-term investments, deferred tax assets and corporate data processing assets are shown in the corporate category and do not include the assets of discontinued operations of $14.7 million and $11.8 million in 2004 and 2003, respectively. Prior years amounts include reclassifications to conform to the Company’s current segmentation. Corporate revenue results from services provided under the DSA with AHC.
     (b) Geographic Information
     The Company operates within the continental United States.
     (c) Major Customers
     The Company’s largest client is the Florida Agency for Health Care Administration. This client accounted for 15%, 14% and 11% of the Company’s total revenue in the years ended December 31, 2005, 2004 and 2003, respectively. The Company provides services to this client pursuant to a contract awarded in November 2001 for a three-year period with a three-year renewal through October 2007. The Company’s second largest client is the Ohio Department of Jobs and Family Services. This client accounted for 14%, 14% and 17% of the Company’s total revenue in the years ended December 31, 2005, 2004 and 2003, respectively. This contract ended in June 2005, although HMS will continue to provide services to this client through June 2006 under a contract amendment. The company’s third largest client is the New Jersey Department of Human Services. This client accounted for 10%, 14% and 10% of the Company’s total revenue in the years ended December 31, 2005, 2004 and 2003, respectively. The Company provides services to this client pursuant to a contract awarded in March 2001 for a three-year period with renewals through September 2006. This customer has been a client of the Company since 1985. While we believe that we will be able to replace the revenue from the Ohio Department of Jobs and Family Services contract with revenue from two new customers added in 2005, if we were to lose another major client, our results of operations could be materially effected by the loss of revenue, and we would seek to replace the client with new business.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(d) Concentration of Revenue
     The clients constituting the Company’s ten largest clients change periodically. The concentration of revenue with such clients was 71% of the Company’s revenue in each of the years ended December 31, 2005, 2004 and 2003. In many instances, the Company provides its services pursuant to agreements subject to competitive re-procurement. All of these agreements expire between 2006 and 2008. The Company cannot provide assurance that any of these agreements will be renewed and, if renewed, that the fee rates will be equal to those currently in effect.
13. Change in Accounting Principle for Revenue Recognition
     The Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101) for its fiscal year ended October 31, 2000, implementing a change in accounting in regard to revenue generated from clients seeking reimbursement from third-party payors where its fees are contingent upon the client’s collections from third parties.
     As of October 31, 1999, the Company had unbilled accounts receivable of $41.7 million related to its prior revenue recognition policy that had not been invoiced to clients because the Company was contractually obligated to invoice the client only after they received payment from the responsible third party payors. Of this amount, the Company subsequently recognized $0.6 million and $1.1 million during fiscal years 2004 and 2003, respectively. There are no remaining amounts to be recognized.
14. Quarterly Financial Data (unaudited)
     The table below summarizes the Company’s unaudited quarterly operating results for its last two fiscal years.

	First	Second	Third	Fourth
(in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter

Year ended December 31, 2005
Revenue	$12,045	$13,316	$17,435	$17,228
Operating income	786	706	3,679	2,405
Income (loss) from discontinued operations, net	(596)	451	(209)	32
Net income	357	1,383	3,598	2,689
Basic net income per share	0.02	0.07	0.18	0.13
Diluted net income per share	0.02	0.06	0.16	0.12

Year ended December 31, 2004
Revenue	$11,556	$12,166	$12,383	$14,346
Operating income	918	439	1,053	2,713
Income (loss) from discontinued operations, net	(1,236)	652	371	2,591
Net income (loss)	(273)	1,142	1,468	5,374
Basic net income (loss) per share	(0.01)	0.06	0.08	0.28
Diluted net income (loss) per share	(0.01)	0.05	0.07	0.24

HMS HOLDINGS CORP. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for doubtful accounts:

Balance, December 31, 2002	$300
Provision	—
Recoveries	—
Charge-offs

Balance, December 31, 2003	300
Provision	—
Recoveries	—
Charge-offs	—

Balance, December 31, 2004	300
Provision	375
Recoveries	—
Charge-offs	—

Balance, December 31, 2005	$675

HMS HOLDINGS CORP. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number	Description
2	Agreement and Plan of Merger, dated as of December 16, 2002, among Health Management Systems, Inc., HMS Holdings Corp. and HMS Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to Amendment No. 1 (“Amendment No. 1”) to HMS Holdings Corp.’s Registration Statement on Form S-4, File No. 333-100521 (the “Form S-4”))

3.1(i)	Restated Certificate of Incorporation of HMS Holdings Corp. (Incorporated by reference to Exhibit 3.1 to Amendment No. 1)

3.1(ii)	Certificate of Amendment to the Certificate of Incorporation of HMS Holdings Corp. (Incorporated by reference to Exhibit 3.1(a) to HMS Holdings Corp.’s Registration Statement on Form S-8, File No. 333-108436 (the “1999 Plan Form S-8”)

3.2	By-laws of HMS Holdings Corp. (Incorporated by reference to Exhibit 3.2 to the Form S-4)

10.1	Health Management Systems, Inc. Employee Stock Purchase Plan, as amended (Incorporated by reference to Exhibit 10.2 to the January 1994 Form 10-Q and to Exhibit 10.1 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1995 (the “January 1995 Form 10-Q”))

10.2	Health Management Systems, Inc. 1995 Non-Employee Director Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the January 1995 Form 10-Q)

10.3	HMS Holdings Corp. 1999 Long-Term Incentive Stock Plan (Incorporated by reference to Exhibit 4 to the 1999 Plan Form S-8)

10.3(i)	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to HMS Holdings Corp.’s Current Report on Form 8-K dated December 14, 2004 (the “December 2004 Form 8-K”))

10.3(ii)	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the December 2004 Form 8-K)

10.4(i)	Employment Agreement, dated as of October 2, 2000, between Health Management Systems, Inc. and William F. Miller III (Incorporated by reference to Exhibit 10.17(i) to Health Management Systems, Inc.’s Annual Report on Form 10-K for the year ended October 31, 2000 (the “2000 Form 10-K”))

10.4(ii)	Amendment, dated as of November 4, 2003, to Employment Agreement between HMS Holdings Corp. and William F. Miller III

10.4(iii)	Amended and Restated Employment Agreement, date as of December 31, 2005, between HMS Holdings Corp. and William F. Miller II (Incorporated by reference to Exhibit 99.1 to HMS Holdings Corp.’s Current Report on Form 8-K dated January 18, 2006 (the “January 2006 Form 8-K”)).

10.5	Restricted Stock Purchase Agreement for 550,000 Common Shares dated January 10, 2001, between Health Management Systems, Inc. and William F. Miller III (Incorporated by reference to Exhibit 10.17(ii) to the 2000 Form 10-K)

10.6	Pledge Agreement, dated January 10, 2001, between Accelerated Claims Processing, Inc. and William F. Miller III (Incorporated by reference to Exhibit 10.17(iii) to the 2000 Form 10-K)

10.7	Promissory note, dated January 10, 2001, in the principal amount of $721,875 between William F. Miller III and Accelerated Claims Processing, Inc. (Incorporated by reference to Exhibit 10.17(iv) to the 2000 Form 10-K)

10.8(i)	Employment Agreement dated as of March 30, 2001 by and between Health Management Systems, Inc. and Robert M. Holster (Incorporated by reference to Exhibit 10.2(i) to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2001 (the “April 2001 Form 10-Q”))

10.8(ii)	Amendment dated as of February 11, 2004 to Employment Agreement between HMS Holdings Corp. and Robert M. Holster (Incorporated by reference to Exhibit 10 to HMS Holdings Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.9	Stock Option Agreement dated as of March 30, 2001 by and between Health Management Systems, Inc. and Robert M. Holster (Incorporated by reference to Exhibit 10.2(ii) to the April 2001 Form 10-Q)

10.10	Employment Agreement dated as of January 1, 2003 by and between Health Management Systems, Inc. and William C. Lucia (Incorporated by reference to Exhibit 10.13 to HMS Holdings Corp.’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”))

10.10(1)	Amendment, dated as of December 31, 2005, to Employment Agreement between William C. Lucia and HMS Holdings Corp. (Incorporated by reference to Exhibit 99.2 to the January 2006 Form 8-K). (

10.11	Separation Agreement, dated as of December 31, 2005, between Thomas G. Archbold and HMS Holdings Corp. (Incorporated by reference to Exhibit 99.3 to the January 2006 Form 8-K).

HMS HOLDINGS CORP. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number	Description
10.12(i)	Leases, dated September 24, 1981, September 24, 1982, and January 6, 1986, as amended, between 401 Park Avenue South Associates and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.13 to Health Management Systems, Inc.’s Registration Statement on Form S-1, File No. 33-46446, dated June 9, 1992 and to Exhibit 10.5 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1994)

10.12(ii)	Lease, dated as of March 15, 1996, by and between 387 PAS Enterprises, as Landlord, and Health Management Systems, Inc., as Tenant (Incorporated by reference to Exhibit 10.2 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1996 (the “July 1996 Form 10-Q”))

10.12(iii)	Fifth Amendment, dated May 30, 2000 to the lease for the entire eighth, ninth, and tenth floors and part of the eleventh and twelfth floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.1 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000 (the “July 2000 Form 10-Q”))

10.12(iv)	Sixth Amendment, dated May 1, 2000 to the lease for the entire eighth, ninth, and tenth floors and part of the eleventh and twelfth floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. Tenant (Incorporated by reference to Exhibit 10.2 to the July 2000 Form 10-Q)

10.12(v)	Seventh Amendment, dated April 1, 2001 to the lease for the entire eighth, ninth, and tenth floors and part of the eleventh floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. Tenant (Incorporated by reference to Exhibit 10.1(v) to the April 2001 Form 10-Q)

10.12(vi)	Third Amendment, dated May 30, 2000 to the lease for a portion of the eleventh floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.3 to the July 2000
Form 10-Q)

10.12(vii)	Fourth Amendment, dated May 1, 2000 to the lease for a portion of the eleventh floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.4 to the July 2000
Form 10-Q)

10.12(viii)	Fifth Amendment, dated May 1, 2003 to the lease for a portion of the eleventh floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.1(vi) to the April 2001 Form 10-Q)

10.12(ix)	Fifth Amendment, dated May 30, 2000 to the lease for the fourth floor and the penthouse between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.7 to the July 2000
Form 10-Q)

10.12(x)	Sixth Amendment, dated May 1, 2000 to the lease for the fourth floor and the penthouse between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.8 to the July 2000
Form 10-Q)

10.12(xi)	Seventh Amendment, dated March 1, 2001 to the lease for the fourth floor and the penthouse between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.1(iv) to the April 2001 Form 10-Q)

10.13(i)	Sublease Agreement, dated December 23, 1997, between Health Management Systems, Inc. and Shandwick USA, Inc. (Incorporated by reference to Exhibit 10.1 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1998 (the “January 1998 Form 10-Q”))

10.13(ii)	Consent to Sublease, dated December 23, 1997, by 387 P.A.S. Enterprises to the subletting by Health Management Systems, Inc. to Shandwick USA, Inc. (Incorporated by reference to Exhibit 10.2 to the January 1998 Form 10-Q)

10.14	Sublease Agreement, dated as of January 2003, between Health Management Systems, Inc. and Vitech Systems Group, Inc. (Incorporated by reference to Exhibit 10.17 to the 2002 Form 10-K)

10.15	Settlement Agreement and Release dated February 3, 2005 between the District of Columbia and Health Management Systems, Inc.

HMS HOLDINGS CORP. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number	Description
10.16	Data Services Agreement, dated August 31, 2005, between HMS Business Services, Inc. (“Vendor”) and Accordis Holding Corp. (Incorporated by reference to Exhibit 99.3 to HMS Holdings Corp.’s Current Report on Form 8-K dated August 31, 2005 (the “August 2005 Form 8-K”)).

10.17	Accordis Holding Corp. Subordinated Promissory Note dated August 31, 2005 (Incorporated by reference to Exhibit 99.4 to the August 2005 Form 8-K).

10.18	NON-COMPETE AGREEMENT, dated as of August 31, 2005, among HMS HOLDINGS CORP., a New York corporation (“Seller”), HEALTH MANAGEMENT SYSTEMS, INC., a New York corporation (“HMS”), HMS BUSINESS SERVICES, INC., a New York corporation (“HMSBS” and, together with Seller and HMS, the “Seller Entities”), ACCORDIS HOLDING CORP., a New York corporation (“Purchaser”), and ACCORDIS INC., a New York corporation (“Accordis”) ((Incorporated by reference to Exhibit 99.5 to the August 2005 Form 8-K).

10.19	Sublease Agreement made as of the 31st day of August, 2005 between Health Management Systems, Inc., a New York corporation, having its offices at 401 Park Avenue South, 10th floor, New York, New York 10016 (“Sublandlord”), and Accordis, Inc., a Delaware corporation, having its offices at 401 Park Avenue South, 8th Floor, New York, New York 10016 (“Subtenant”) (Incorporated by reference to Exhibit 99.6 to the August 2005 Form 8-K).

10.20	TRANSITION SERVICES AGREEMENT, dated August 31, 2005, between HMS BUSINESS SERVICES, INC., a New York corporation (“HMS”), and ACCORDIS INC., a New York corporation (“Accordis”) (Incorporated by reference to Exhibit 99.7 to the August 2005 Form 8-K).

10.21	SUBCONTRACTING AGREEMENT, made the 31st day of August 2005, by and between Accordis Inc., a New York corporation (“Accordis”), and Reimbursement Services Group Inc. (“RSG”), a New York corporation (Incorporated by reference to Exhibit 99.8 to the August 2005 Form 8-K).

10.22	Software License Agreement (“License”), dated as of August 31, 2005 between Accordis, Inc. (“Licensor”) and Health Management Systems, Inc. (“Licensee”) (Incorporated by reference to Exhibit 99.9 to the August 2005 Form 8-K).

10.23	Stock Purchase Agreement, dated August 31, 2005 (the “Agreement”), between HMS Holdings Corp., a New York corporation (“Seller”), and Accordis Holding Corp., a New York corporation (“Purchaser”) (Incorporated by reference to Exhibit 99.2 to HMS Holdings Corp.’s Current Report on Form 8-K/A dated August 31, 2005).

*21	List of Subsidiaries of HMS Holdings Corp.

*23	Consent of Independent Registered Public Accounting Firm

*31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp.

*31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp.

*32.1	Section 1350 Certification of the Principal Executive Officer of HMS Holdings Corp. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

*32.2	Section 1350 Certification of the Principal Financial Officer of HMS Holdings Corp. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

*	Filed herewith.