Form 10-Q
period 2006-03-31
HMS HOLDINGS CORP
filed 2006-05-09
CIK 1196501

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Yes  ☐     No  ☑
     The number of shares common stock, $.01 par value, outstanding as of May 5, 2006 was 20,346,651.

HMS HOLDINGS CORP. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$2,992	$3,641
Short-term investments	37,500	37,500
Accounts receivable, net of allowance of $627 and $675 at March 31, 2006 and December 31, 2005, respectively	17,985	19,030
Prepaid expenses and other current assets, including deferred tax assets of $3,620 and $3,978 at March 31, 2006 and December 31, 2005, respectively	5,179	5,699

Total current assets	63,656	65,870

Property and equipment, net	8,415	7,534
Goodwill, net	2,382	2,382
Deferred income taxes, net	5,924	6,398
Other assets	5,358	5,417

Total assets	$85,735	$87,601

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable, accrued expenses and other liabilities	$8,187	$13,335

Total current liabilities	8,187	13,335

Other liabilities	1,536	1,497

Total liabilities	9,723	14,832

Commitments and contingencies

Shareholders’ equity:
Preferred stock — $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock — $.01 par value; 45,000,000 shares authorized; 22,765,411 shares issued and 21,102,565 shares outstanding at March 31, 2006; 21,874,579 shares issued and 20,211,733 shares outstanding at December 31, 2005	228	219
Capital in excess of par value	83,648	81,681
Retained earnings	1,533	266
Treasury stock, at cost; 1,662,846 shares at March 31, 2006 and 2005 and at December 31, 2005, respectively.	(9,397)	(9,397)

Total shareholders’ equity	76,012	72,769

Total liabilities and shareholders’ equity	$85,735	$87,601

See accompanying notes to condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Month Periods ended March 31, 2006 and 2005
(in thousands, except per share amounts)
(unaudited)

	2006	2005
Revenue	$16,378	$12,045

Cost of services:
Compensation, including $274 of stock option expense in 2006	7,878	5,939
Data processing	1,449	966
Occupancy	1,283	1,041
Direct project costs	2,688	1,844
Other operating costs	1,410	1,469

Total cost of services	14,708	11,259

Operating income	1,670	786

Net interest income	515	194

Income from continuing operations before income taxes	2,185	980
Income taxes	918	27

Income from continuing operations	1,267	953

Discontinued operations:

Loss from operations	—	(596)

Net income	$1,267	$357

Basic income per share data:
Income per share from continuing operations	$0.06	$0.05
Loss per share from discontinued operations	—	(0.03)

Net income per basic share	$0.06	$0.02

Weighted average common shares outstanding, basic	20,629	19,492

Diluted income per share data:
Income per share from continuing operations	$0.06	$0.04
Loss per share from discontinued operations	—	(0.02)

Net income per diluted share	$0.06	$0.02

Weighted average common shares, diluted	22,686	22,864

     See accompanying notes to condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share amounts)

					Retained	Accumulated
	Common Stock		Capital In	Unearned	Earnings/	Other			Total
	# of Shares	Par	Excess Of	Stock	Accumulated	Comprehensive	Treasury Stock		Shareholders’
	Issued	Value	Par Value	Compensation	Deficit	Income/(Loss)	# of Shares	Amount	Equity
Balance at December 31, 2005	21,874,579	$219	$81,681	$—	$266	$—	1,662,846	($9,397)	$72,769

Net and comprehensive income:					$1,267				1,267
Share-based compensation cost			273						273
Exercise of stock options	890,832	9	1,694	—	—	—	—	—	1,703

Balance at March 31, 2006	22,765,411	$228	$83,648	$—	$1,533	$—	1,662,846	($9,397)	$76,012

See accompanying notes to condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Month Periods ended March 31, 2006 and 2005
(in thousands)
(unaudited)

		2005
	2006	Revised
Operating activities:
Net income	$1,267	$357
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	596
Loss on disposal of fixed assets	1	28
Depreciation and amortization	617	511
Changes in assets and liabilities:
Decrease in accounts receivable	1,045	1,545
(Increase) decrease in prepaid expenses and other current assets	163	(15)
Decrease in deferred tax asset	1,105	—
(Increase) decrease in other assets	58	(68)
Decrease in accounts payable, accrued expenses and other liabilities	(5,109)	(2,502)

Net cash (used in) provided by operating activities	(853)	452

Investing activities:
Purchases of short-term investments	(3,200)	(22,200)
Sales of short-term investments	3,200	17,200
Purchases of property and equipment	(1,242)	(1,389)
Investment in software	(257)	(53)

Net cash used in investing activities	(1,499)	(6,442)

Financing activities:
Proceeds from exercise of stock options	1,703	1,202

Net cash provided by financing activities	1,703	1,202

Net decrease in cash and cash equivalents	(649)	(4,788)

Cash provided by (used in) discontinued operations
Cash provided by operating activities	—	3,218
Cash used in investing activities	—	(175)

Net cash provided by discontinued operations	—	3,043

Cash and cash equivalents at beginning of period	3,641	9,196

Cash and cash equivalents at end of period	$2,992	$7,451

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$184	$117

See accompanying notes to condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Unaudited Interim Financial Information
     The management of HMS Holdings Corp. (Holdings or the Company) is responsible for the accompanying unaudited interim condensed consolidated financial statements and the related information included in the notes to the condensed consolidated financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments necessary for the fair presentation of the Company’s financial position and results of operations and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.
     These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K for such year, as filed with the Securities and Exchange Commission (SEC).
2. Stock-Based Compensation
     Historically, the Company accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations. No compensation expense related to stock option plans was reflected in the Company’s consolidated statements of operations as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. Statement of Financial Accounting Standards 123 (SFAS 123), “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, the Company had elected to continue to apply the intrinsic-value-based method of APB 25 described above, and adopted only the disclosure requirements of SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”
     On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair value. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the consolidated statement of operations over the remaining service period after the adoption date based on the award’s original estimate of fair value. Results for prior periods have not been restated.
     Total share-based compensation expense recorded in the condensed consolidated statement of operations for the three months ended March 31, 2006 was $0.3 million. As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income for the three months ended March 31, 2006 is $0.3 million lower than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $0.07 and $0.07, respectively, if the Company had not adopted SFAS 123R, compared to reported basic and diluted earnings per share of $0.06 and $0.06, respectively.
     The following table illustrates the effect on net income and net income per basic and dilutive common share applicable to common stockholders for the three months ended March 31, 2005 as if the

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Company had applied the fair value recognition provisions for stock-based employee compensation of SFAS 123, as amended. For purposes of the pro forma presentation, option forfeitures are accounted for as they occurred and no amount of compensation cost has been capitalized, but instead were considered as period expenses (in thousands, except per share data):

Three Months Ended March 31,
(in thousands, except per share amounts)	2005
Net income, as reported	$357
Stock-based employee compensation expense included in reported net income	—
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(111)

Pro forma net income	$246

Net income per basic share: As reported	$0.02
Pro forma	$0.01

Net income per diluted share: As reported	$0.02
Pro forma	$0.01
     Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operation cash flows in the Statement of Cash Flows. SFAS 123R requires the cash flows resulting from tax benefits recognized for those options (excess tax benefits) to be classified as financing cash flows. For the three months ended March 31, 2006, the excess tax benefit recognized resulting from share-based compensation cost was approximately $2.0 million.
Stock-Based Compensation Plans
     (a) 1999 Long-Term Incentive Plan
     The Company’s 1999 Long-Term Incentive Stock Plan (Plan), was approved by the Company’s shareholders at the Annual Meeting of Shareholders held on March 9, 1999. The primary purpose of the Plan is (i) to promote the interests of the Company and its shareholders by strengthening the Company’s ability to attract and retain highly competent individuals to serve as Directors, officers and other key employees and (ii) to provide a means to encourage stock ownership and proprietary interest by such persons. The Plan provides for the grant of (a) options to purchase shares of the Company’s common stock at an exercise price not less than 100% of the fair value of the Company’s common stock; (b) stock appreciation rights (SAR) representing the right to receive a payment, in cash, shares of common stock, or a combination thereof, equal to the excess of the fair value of a specified number of shares of the Company’s common stock on the date the SAR is exercised over the fair value of such shares on the date the SAR was granted; or (c) stock awards made or valued, in whole or in part, by reference to shares of common stock. Options are granted under the Plan with various vesting provisions up to five years, including time based and/or performance based vesting periods. Stock options currently outstanding become exercisable and expire at various dates through April 2015. Options expire ten years after the date of grant. As of March 31, 2006, no SAR’s or stock purchase awards have been granted. At the June 4, 2003 Annual Meeting of Shareholders, the shareholders approved an increase in the number of shares of

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
common stock available for issuance under the Plan to 6,251,356 from 4,751,356. The Plan expires in January 2009. As of March 31, 2006, there were approximately 248,000 options available for grant under the Plan.
     (b) 1995 Non-Employee Director Stock Option Plan
     The Company’s 1995 Non-Employee Director Stock Option Plan (NEDP) was adopted by the Board of Directors on November 30, 1994. Under the NEDP, directors of the Company who are not employees of the Company or its subsidiaries may be granted options to purchase 1,500 shares of common stock of the Company during the fourth quarter of each year commencing with fiscal year 1995. Options for the purchase of up to 112,500 shares of common stock may be granted under the NEDP and the Company will reserve the same number of shares for issuance. The options available for grant are automatically increased to the extent any granted options expire or terminate unexercised. The last awards under the NEDP were in October 2000 and the plan expired in 2005. As of March 31, 2006 29,250 options were outstanding.
     (c) Summary of Options
     Presented below is a summary of the Company’s options for the three months ended March 31, 2006:

	Three Months Ended
	March 31, 2006
	(in thousands, except per share data)
			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	terms	value
Outstanding at beginning of period	5,122	$3.24
Granted	—	—
Exercised	(890)	1.91
Forfeitures	(2)	15.31

Outstanding at end of period	4,230	$3.51	$6.34	$21,856

Vested or expected to vest at March 31, 2006	4,213	$3.50	$5.99	$21,826

Exercisable at March 31, 2006	3,670	$3.01	$5.92	$20,812

     There were no options granted in the quarters ended March 31, 2006 and 2005 and the fair value of future options granted will be estimated on the date of grant. Expected volatilities are calculated based on the historical volatility of the Company’s stock. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the interest rate of a 5-year U.S. Treasury note in effect on the date of the grant.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     As of March 31, 2006 there was approximately $1.1 million of total unrecognized compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 0.8 years. No compensation cost related to stock options was capitalized for the three months ended March 31, 2006 or 2005.
     The following table summarizes information for stock options outstanding at March 31, 2006 (in thousands, except per share data):

		Weighted	Weighted		Weighted
Range of	Number	average	average		average
exercise	outstanding as of	remaining	exercise	Number	exercise
prices	March 31, 2006	contractual life	price	exercisable	price
$1.07	192	4.71	$1.07	192	$1.07
1.19	690	5.00	1.19	690	1.19
1.31-1.74	299	4.98	1.47	299	1.47
2.48	671	5.88	2.48	671	2.48
2.76-3.10	592	7.54	2.96	592	2.96
3.41-4.59	655	6.53	3.54	655	3.54
5.88-6.44	537	5.68	6.39	364	6.38
6.95 - 23.00	594	8.81	7.10	208	7.35

$1.07 - $23.00	4,230	6.34	$3.51	3,671	$3.01

3. Basis of Presentation and Principles of Consolidation
     (a) Organization and Business
     The Company provides a variety of cost containment and payment accuracy services relating to government healthcare programs. These services are in general designed to help our clients increase revenue and reduce operating and administrative costs. The Company operates two businesses through its wholly owned subsidiaries, Health Management Systems, Inc. (HMS) and Reimbursement Services Group Inc. (RSG).
     (b) Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
     (c) Reclassifications
     The Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
4. Discontinued Operation
     On August 31, 2005, the Company sold the stock of its Accordis Inc. subsidiary (Accordis) to Accordis Holding Corp. (AHC), an unrelated New York based private company, for $8 million, consisting of cash of $2 million and an interest bearing five-year promissory note of $6 million. The note bears interest at 6% per annum and requires semi-annual principal payments of $100,000, with the balance of $5.1 million due in a balloon payment on August 31, 2010. Management has discounted this note using an effective rate of 8%, resulting in the note having a net present value at March 31, 2006 of approximately $5.4 million with $0.2 million included as a component of Prepaid and Other Current Assets and $5.2 million as a component in Non-Current Assets.
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
     The Stock Purchase Agreement (SPA) between the Company and AHC contains further indemnification provisions pursuant to which the Company agreed to indemnify AHC for liabilities in connection with Accordis that arose prior to the sale of Accordis to AHC on August 31, 2005. AHC agreed to indemnify the Company for liabilities in connection with Accordis that arise after the sale. There is a minimum indemnification claim threshold of $250,000 that is computed after taking into account any insurance proceeds. The Company’s liability under the indemnification provisions of the SPA is capped at the purchase price. The Company is not aware of any potential claims under the indemnification provisions of the SPA, other than as discussed in the immediately preceding paragraph.
     Concurrent with the sale of Accordis, the Company entered into a three year Data Services Agreement (DSA) to provide data processing services to AHC for $2.7 million per annum, which is reported as revenue in the Company’s financial statements. The DSA contains specific service levels consistent with prior history and provides for revenue increases in the event AHC exceeds certain transaction levels. For the three months ended March 31, 2006, the Company recorded $675,000 of revenue from the DSA. The Company also entered into a Sublease Agreement with AHC for the portion of one floor at its headquarters previously occupied by the Accordis business. The sublease is for 18 months at an annual rent of $0.2 million, which is reported as a reduction of occupancy costs in the Company’s financial statements.
     Results of operations from the Accordis discontinued operations for the three months ended March 31, 2005 were as follows (in thousands):

Three months ended March 31,
2005
Revenue	$6,676

Loss before income taxes	(612)
Income tax benefit	16

Loss from discontinued operations	$(596)

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     5. Income Taxes
     The current income tax expense in 2006 and 2005 principally arises from alternative minimum tax requirements and state tax liabilities. The Company’s deferred tax provision in 2006 principally relates to the utilization of net operating loss carryforwards previously recorded as deferred tax assets to offset current taxable income. The principal difference between the statutory rate of 34% and the Company’s effective rate of 42% is state taxes.
     At March 31, 2006 and December 31, 2005, the Company had a valuation allowance of $3.3 million. The sale of Accordis resulted in a capital loss of $7.4 million, which can be carried forward for five years and produced a deferred tax asset of $3.0 million. The Company believes the available objective evidence, principally the capital loss carryforward being utilizable to offset only future capital gains, creates sufficient uncertainty regarding the realizability of its capital loss carryforward, that it is more likely than not, that substantially all of the capital loss carryforward is not realizable. The remaining valuation allowance of $0.3 million relates to certain state NOLs where the Company doesn’t currently operate currently and there is sufficient doubt about the Company’s ability to utilize these NOLs, that it is more likely than not that this portion of the state NOLs are not realizable. The Company does not anticipate that any valuation allowance will be available in 2006 to reduce tax expense.
6. Earnings Per Share
     Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding during the period. The Company had weighted average common shares and common share equivalents outstanding during the three months ended March 31, 2006 and 2005, of 22,685,651 and 22,863,568, respectively. For the three months ended March 31, 2006 and 2005, the Company had weighted average common shares of 20,628,651 and 19,492,337, respectively. The Company’s common share equivalents consist of stock options.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
7. Segment Information
     HMS works on behalf of government healthcare programs to contain costs by recovering expenditures that were the responsibility of a third-party, or that were paid inappropriately. HMS’ clients include state and county Medicaid programs, their managed care plans, state prescription drug programs, child support enforcement agencies, and other public programs. By assisting these agencies in properly accounting for the services they deliver, HMS also helps ensure that they receive the full amount of program funding to which they are entitled. Our RSG subsidiary ensures that healthcare providers correctly document services, which qualify for special reimbursement through the Medicare Cost Report and other governmental payment mechanisms.
     The Company measures the performance of its operating segments through “Operating Income” as defined in the accompanying unaudited interim condensed consolidated statements of operations. Consistent with how the Company manages these businesses, segment operating margin is reported as operating contribution prior to corporate overheads. Corporate overheads, consisting of data processing costs and general and administrative expenses are managed as cost centers servicing multiple operating businesses.

	Total		Health
	HMS		Management
(in thousands)	Holdings	RSG	Systems	Corporate

As of and for the three months ended March 31, 2006
Revenue	$16,378	$1,735	$13,968	$675
Operating income (loss)	1,670	539	5,231	(4,100)
Total assets	85,735	5,165	18,613	61,957
Goodwill	2,382	1,299	1,083	—
Depreciation and amortization	617	15	230	372
Capital expenditures	1,499	3	1,248	248

As of and for the three months ended March 31, 2005
Revenue	$12,045	$642	$11,403	$—
Operating income (loss)	786	(427)	4,887	(3,674)
Total assets	64,673	2,931	12,943	48,799
Goodwill	2,382	1,299	1,083	—
Depreciation and amortization	511	4	134	373
Capital expenditures	1,442	25	180	1,237

     Other corporate assets, including cash and cash equivalents, short-term investments, deferred tax assets, note receivable from sale of discontinued business, and corporate data processing assets are shown in the corporate category.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
8. Restructuring
     The following table presents a summary of the activity in accrued liabilities for restructuring charges (in thousands):

New York Leased
Space Reduction
Balance at December 31, 2005	$1,161
Cash payments	(64)
Provision	—

Balance at March 31, 2006	$1,097

9. Legal Proceedings
     A major client of Accordis has filed a claim against Accordis for certain alleged processing errors in submitting claims on behalf of the client. In connection with the sale of Accordis, the Company agreed to indemnify Accordis and its buyer with respect to this claim. The Company believes that the loss on this claim will approximate $1.3 million. A significant portion of the claim will be covered by insurance. As of March 31, 2006, the Company has recorded $0.5 million as a liability for this claim.

Special Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. These statements involve unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include those risks identified in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other risks identified in our Form 10-K for the year ended December 31, 2005 and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are cautioned that actual results may differ from management’s expectations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Critical Accounting Policies
     In the first quarter of 2006, we adopted the provisions of SFAS 123R, which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. The fair value of options granted will be estimated on the date of grant, which will require certain estimates by us including the expected forfeiture rate and expected term of the option. We also make decisions regarding the method of calculating expected volatilities and the risk free interest rate used in the model. Fluctuations in the market that effect these estimates could have an impact on the resulting compensation cost. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized over the remaining service period after the adoption date. (See Note 2 to the condensed consolidated financial statements for additional information.) There have been no other changes in our critical accounting policies since December 31, 2005.
     Current Overview
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
     One of our most critical resources is the information that we use to identify other available sources of insurance coverage. In 2005, HMS continued to build its proprietary database of insurance eligibility information. We added more than 40 insurance carriers and other healthcare entities to our network of data exchange partners, representing an addition of 34 million insurance beneficiaries. We believe this repository of eligibility information is the largest of any vendor in the industry. At the conclusion of 2005, our data exchange network comprised a total of 158 sources, covering a total of 157 million lives. In 16 states, we have captured eligibility data for more than 90% of the population.
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
     Leveraging our work on behalf of state Medicaid programs, HMS has successfully penetrated the Medicaid managed care market. Medicaid health plans represent a developing opportunity for our Company, especially as Medicaid moves more and more of its membership to these plans. We see additional opportunity among the plans that now are beginning to serve the Medicare program – either as Medicare Advantage contractors, which provide a full array of health benefits, or Medicare prescription drug plans, which offer the new drug benefit under Medicare Part D. In 2005, we cultivated new resources to pursue these opportunities. We restructured HMS’ operations and services, forming two dedicated business units: Government Services and Managed Care Services. By channeling distinct capabilities to their respective markets, we expect these units to propel our growth in the coming years. At the conclusion of 2005 we counted 11 health plans – including several of the largest in the nation – as our clients.
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
     As a service company, 44% to 47% of our operating expenses are compensation. We adjust our employee headcount based on known business needs and expectations about the near-term future. Based on recent operating results, we realize that compensation expense does tend to grow with increases in revenue – although not on a proportional basis, since many operational functions do not require additional staff as revenue increases.

     Our revenue growth over the past several years has not resulted in significant changes in occupancy expenses. Data processing expenses have increased over the past year as we have increased capacity in our mainframe environment operation while incurring expenses related to migrating from the mainframe environment to a primarily server-based platform by 2008.
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
     The following discussions reflect the results of Accordis as discontinued operations in all periods presented. For periods prior to August 31, 2005 (the date of the sale of Accordis), the results of Accordis presented as discontinued operations include that portion of corporate overheads directly attributable to Accordis. Concurrently with the Accordis sale, we also entered into several other agreements including (i) a three year Data Services Agreement (DSA) to provide data processing services to Accordis Holding Corp. (AHC), the purchaser of Accordis, for $2.7 million per annum, and (ii) a Sublease Agreement with AHC for the portion of one floor at its headquarters previously occupied by the Accordis business for 18 months at an annual rent of $0.2 million. As the continuing operations are providing services to Accordis under these agreements, in periods subsequent to August 31, 2005, costs previously attributed to discontinued operations are now presented as part of continuing operations.
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
     The following table sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations expressed as a percentage of revenue:

	Three Months Ended March 31,
	2006	2005
Revenue	100.0%	100.0%
Cost of services:
Compensation	48.1%	49.3%
Data processing	8.8%	8.0%
Occupancy	7.8%	8.6%
Direct project costs	16.4%	15.3%
Other operating costs	8.7%	12.3%

Total cost of services	89.8%	93.5%

Operating income	10.2%	6.5%
Net interest income	3.1%	1.6%

Income from continuing operations before income taxes	13.3%	8.1%
Income taxes	5.6%	0.2%

Income from continuing operations	7.7%	7.9%
Loss from discontinued operations	—	(4.9)%

Net income	7.7%	3.0%

     Revenue for the quarter ended March 31, 2006 was $16.4 million, an increase of $4.3 million or 36.0% compared to revenue of $12.0 million in the prior year quarter.

     HMS, which provides third party liability identification and recovery services to state Medicaid agencies and managed care plans, generated revenue of $14.0 million for the three months ended March 31, 2006, a $2.6 million or 22.5% increase over revenue for the three months ended March 31, 2005 of $11.4 million. Revenue from state Medicaid agencies of $12.7 million increased by $2.7 million across the comparable client base resulting from specific non-recurring revenue opportunities with certain clients based on their particular needs, differences in the timing of when client projects were completed in the current year compared to the prior year, and changes in the volume, yields and scope of client projects. Non-recurring revenue opportunities are generally situations where we have an opportunity to earn additional revenue from a client, which we do not expect will recur in the current year or that did not exist in the prior year. Revenue from two new state contracts executed in 2005 was $0.4 million. Partially offsetting these increases was a $1.7 million decrease in revenue for a client whose contract has expired but for which revenue will continue through the second quarter of this year. Finally, revenue from managed care plans of $1.3 million increased by $1.2 million over the prior year quarter as this business continues to grow.
     RSG, which provides reimbursement services for hospitals, generated revenue of $1.7 million for the three months ended March 31, 2006, a $1.1 million or 170% increase over revenue for the three months ended March 31, 2005 of $0.6 million. This growth primarily reflected an increase of $1.2 million across the comparable client base resulting from the cost report adjudication timetable of the Medicare intermediaries. We anticipate that for the full year RSG revenue growth will be approximately 15-17 % above 2005 revenue.
     Concurrent with the sale of Accordis, we entered into a three year DSA to provide data processing services to AHC for $2.7 million per annum, which is reported as revenue in our financial statements. The DSA contains specific service levels consistent with prior history and provides for revenue increases in the event AHC exceeds certain transaction levels. For the quarter ended March 31, 2006, we recorded $0.7 million of revenue from the DSA.
     Compensation expense as a percentage of revenue was 48.1% for the three months ended March 31, 2006 compared to 49.3% for the three months ended March 31, 2005 and for the current quarter was $7.9 million, a $1.9 million or 32.6% increase over the prior year quarter expense of $5.9 million. The quarter ended March 31, 2005 included a reduction to compensation expense of $0.5 million related to charges to discontinued operations. In the current year quarter ended March 31, 2006, a $0.3 million expense related to stock option awards as required by FAS 123R was recorded. Excluding these two items, compensation expense increased 18%. During the quarter ended March 31, 2006, we averaged 346 employees, a 21 % increase over our average of 287 employees during the quarter ended March 31, 2005.
     Data processing expense as a percentage of revenue was 8.8% for the three months ended March 31, 2006 compared to 8.0% for the three months ended March 31, 2005 and for the current quarter was $1.5 million, an increase of $0.4 million or 50% over the prior year quarter expense of $1.0 million. Increases of $0.2 million for hardware and software resulted from upgrading our mainframe platform. Last year’s expense included a credit of $0.1 million for data processing expense charged to discontinued operations and did not repeat this year. Finally, approximately $0.2 million resulted from disaster recovery enhancements, data communications increases, and PC upgrades.
     Occupancy expense as a percentage of revenue was 7.8% for the three months ended March 31, 2006 compared to 8.6% for the three months ended March 31, 2005 and for the current quarter was $1.3 million, a $0.2 million or 23.2% increase compared to the prior year quarter expense of approximately $1.1 million. This increase primarily reflected a $0.1 million increase related to charges made to discontinued operations last year that did not recur, increased depreciation expense related to investments in telephone and office equipment, and increased energy costs.

     Direct project expense as a percentage of revenue was 16.4% for the three months ended March 31, 2006 compared to 15.3% for the three months ended March 31, 2005 and for the current quarter was $2.7 million, a $0.8 million or 45.8% increase compared to prior year quarter expense of $1.8 million. This increase primarily results from the participation of subcontractors in the delivery of services related to HMS revenue growth.
     Other operating costs as a percentage of revenue were 8.7% for the three months ended March 31, 2006 compared to 12.3% for the three months ended March 31, 2005 and for the current quarter were $1.4 million, a decrease of $0.1 million or 4.0% compared to the prior year quarter expense of $1.5 million. This decrease primarily represented savings on professional fees partially offset by increases in travel expenses related to developing our managed care business and staff training expenses.
     Operating income for the three months ended March 31, 2006 was $1.7 million compared to $0.8 million for the three months ended March 31, 2005. HMS had operating income of $5.3 million for the quarter ended March 31, 2006 compared to $4.9 million for the quarter ended March 31, 2005. The increase in Health Management Systems operating income resulted from incremental margin on increased revenue. RSG had operating income of $0.5 million for the quarter ended March 31, 2006 compared to an operating loss of $0.4 million for the prior year quarter. The increase in RSG operating income resulted from incremental margin on increased revenue. Costs associated with data processing and general and administrative expenses increased to $4.1 million in the current quarter from $3.7 million in the prior year quarter. This increase is principally due to $0.6 million greater expense due to the non-recurring nature of the compensation and data processing expense charges to discontinued operations last year.
     Net interest income was $0.5 million for the three months ended March 31, 2006 compared to net interest income of $0.2 million for the three months ended March 31, 2005. Approximately $0.1 million of the current quarter increase represented interest on notes receivable resulting from the sale of Accordis in August 2005. The balance reflected increases in cash balances and short-term investments, together with an increase in market interest rates.
     Income tax expense of $0.9 million was recorded in the quarter ended March 31, 2006, an increase of approximately $0.9 million compared to the quarter ended March 31, 2005 principally due to a deferred tax provision in 2006. In both 2006 and 2005, our current tax provision principally arose from alternative minimum tax requirements and state tax liabilities as we had available net operating loss carryforwards (NOLs) to offset current taxable income. In 2005, we recognized decreases in the valuation allowances associated with our ability to utilize NOLs and as a result, no deferred tax provision was recognized in 2005. In 2006, we don’t anticipate any available reductions in our remaining valuation allowance and our deferred tax provision principally relates to the utilization of net operating loss carryforwards, previously recorded as deferred tax assets, to offset current taxable income. Effectively, our available NOLs are sheltering our income on a cash basis (resulting in our paying cash taxes under the AMT system) but the utilization of NOLs previously recorded in deferred tax assets results in a deferred tax provision. The principal difference between the statutory rate of 34% and our effective rate of 42% is state taxes.
     Income from operations was $1.3 million in the current year quarter compared to income from continuing operations of $1.0 million in the prior year quarter. Net income of $1.3 million in the current year represented a $0.9 million increase over $0.4 million in the prior year quarter as a result of a $0.6 million loss from discontinued operations in last year’s period.
     As more fully discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements, we reported the results of Accordis as discontinued operations for all periods presented. Loss from discontinued operations in 2005 was $0.6 million.

Off-Balance Sheet Financing Arrangements
     We do not have any off-balance sheet financing arrangements, other than operating leases discussed below.
Liquidity and Capital Resources
     Historically, our principal sources of funds are operations. At March 31, 2006, our cash and cash equivalents and short-term investments and net working capital were $40.5 million and $55.5 million, respectively. Although we expect that operating cash flows will be a primary source of liquidity, the current significant cash and short-term investment balances and working capital position are also fundamental sources of liquidity and capital resources. The current cash and short term investment balances are more than sufficient to meet our short-term funding needs that are not met by operating cash flows. Operating cash flows could be adversely affected by a decrease in demand for our services. Our typical client relationship, however, usually endures several years, and as a result we do not expect any current decrease in demand. We estimate that we will purchase approximately $3.4 million of property and equipment during 2006. The payments due by period for our contractual obligations, consisting principally of facility lease obligations and equipment rental and software license obligations, are as follows (in thousands):

		Less than
	Total	1 Year	2-3 Years	4-5 Years	After 5 years
Operating leases	$29,705	$4,990	$8,087	$7,395	$9,233
     We have entered into sublease arrangements for some of our facility obligations and expect to receive the following rental receipts (in thousands):

	Less than
Total	1 Year	2-3 Years	4-5 Years	After 5 years
$5,805	$1,693	$1,449	$1,176	$1,487
     For the quarter ended March 31, 2006, cash used by operations was $0.9 million compared to cash provided by operations of $0.5 million for the prior year quarter. The current year quarter’s difference between the $0.9 million of cash used by operations and net income of $1.3 million includes a $1.0 million decrease in accounts receivable due to the decrease in current quarter revenue compared to fourth quarter 2005 revenue, a $1.1 million decrease in our deferred tax asset due to the utilization of NOL carryforwards, $0.6 million in depreciation and amortization expense, and $0.2 million decrease in prepaid expenses and other current assets. These were offset by a $5.1 million decrease in accounts payable, accrued expenses and other liabilities due to the payment of annual bonuses, payments for prior year capital purchases, and a reduction in accrued payroll due to the timing of payrolls relative to period ends. During the current year quarter, cash used in investing activities was $1.5 million, reflecting purchases of property and equipment of $1.2 million and investment in software. Cash provided by financing activities of $1.7 million consisted of proceeds received from stock option exercises.
     On May 28, 1997, the Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not in excess of $10 million. On February 24, 2006, the Board of Directors increased the authorized aggregate purchase price by $10 million to an amount not to exceed $20 million. During the three months ended March 31, 2006, no purchases were made. Cumulatively since the inception of the repurchase program, we have repurchased 1,644,916 shares having an aggregate purchase price of $9.4 million.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     Our holdings of financial instruments consist of municipal auction rate securities at March 31, 2006 and are classified as short-term investments, which have contractual maturities between 2025 through 2044. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our investment portfolio represents funds held temporarily, pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while, at the same time, seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers.
     The table below presents the historic cost basis, and the fair value for our investment portfolio as of March 31, 2006, and the related weighted average interest rates by year of maturity (in thousands):

	Total	Total
	Historical Cost	Fair value

Municipal auction rate securities	$37,500	$37,500
Average interest rate	4.81%

Item 4. Controls and Procedures
     As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon our evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.
     There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     A major client of Accordis has filed a claim against Accordis for certain alleged processing errors in submitting claims on behalf of the client. In connection with the sale of Accordis, we agreed to indemnify Accordis and its buyer with respect to this claim. We believe that the loss on this claim will approximate $1.3 million. A significant portion of the claim will be covered by insurance. As of March 31, 2006, we have recorded $0.5 million as a liability for this claim.

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item AA to Part I of our Annual Report on Form 10-K for the year ended December 31, 2005.
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

Date: May 9, 2006		HMS HOLDINGS CORP.
(Registrant)

	By:	/s/ Robert M. Holster

Robert M. Holster
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Thomas G. Archbold

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