Form 10-Q
period 2006-06-30
HMS HOLDINGS CORP
filed 2006-08-09
CIK 1196501

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The number of shares common stock, $.01 par value, outstanding as of August 8, 2006 was 19,654,684.

HMS HOLDINGS CORP. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$4,840	$3,641
Short-term investments	43,650	37,500
Accounts receivable, net of allowance of $556 and $675 at June 30, 2006 and December 31, 2005, respectively	12,839	19,030
Prepaid expenses and other current assets, including deferred tax assets of $3,184 and $3,978 at June 30, 2006 and December 31, 2005, respectively	5,327	5,699

Total current assets	66,656	65,870

Property and equipment, net	8,428	7,534
Goodwill, net	2,382	2,382
Deferred income taxes, net	5,469	6,398
Other assets	5,350	5,417

Total assets	$88,285	$87,601

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$8,222	$13,335

Total current liabilities	8,222	13,335

Other liabilities	1,576	1,497

Total liabilities	9,798	14,832

Commitments and contingencies

Shareholders’ equity:
Preferred stock — $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock — $.01 par value; 45,000,000 shares authorized; 23,041,525 shares issued and 21,378,679 shares outstanding at June 30, 2006; 21,874,579 shares issued and 20,211,733 shares outstanding at December 31, 2005	230	219
Capital in excess of par value	84,624	81,681
Retained earnings	3,030	266
Treasury stock, at cost; 1,662,846 shares at June 30, 2006 and December 31, 2005	(9,397)	(9,397)

Total shareholders’ equity	78,487	72,769

Total liabilities and shareholders’ equity	$88,285	$87,601

See accompanying notes to condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Month Periods ended June 30, 2006 and 2005
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenue	$16,850	$13,316	$33,228	$25,361

Cost of services:
Compensation, including $274 and $573 of stock option expense for the three months and six months ended June 30, 2006	8,068	6,183	15,946	12,122
Data processing	1,549	1,136	2,998	2,102
Occupancy	1,353	1,091	2,636	2,132
Direct project costs	2,278	2,521	4,966	4,365
Other operating costs	1,892	1,679	3,302	3,148

Total cost of services	15,140	12,610	29,848	23,869

Operating income	1,710	706	3,380	1,492
Net interest income	573	254	1,088	448

Income from continuing operations before income taxes	2,283	960	4,468	1,940
Income taxes	947	28	1,865	55

Income from continuing operations	1,336	932	2,603	1,885
Discontinued operations:
Income (loss) from operations	161	451	161	(145)

Net income	$1,497	$1,383	$2,764	$1,740

Basic income per share data:
Income per share from continuing operations	$0.06	$0.05	$0.12	$0.10
Income (loss) per share from discontinued operations	0.01	0.02	0.01	(0.01)

Net income per basic share	$0.07	$0.07	$0.13	$0.09

Weighted average common shares outstanding, basic	21,284	19,864	20,958	19,679

Diluted income per share data:
Income per share from continuing operations	$0.06	$0.04	$0.11	$0.09
Income (loss) per share from discontinued operations	0.01	0.02	0.01	(0.01)

Net income per diluted share	$0.07	$0.06	$0.12	$0.08

Weighted average common shares, diluted	23,188	22,649	22,946	22,776

     See accompanying notes to condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share amounts)

					Retained	Accumulated
	Common Stock		Capital In	Unearned	Earnings/	Other			Total
	# of Shares	Par	Excess Of	Stock	Accumulated	Comprehensive	Treasury Stock		Shareholders’
	Issued	Value	Par Value	Compensation	Deficit	Income/(Loss)	# of Shares	Amount	Equity
Balance at December 31, 2005	21,874,579	$219	$81,681	$—	$266	$—	1,662,846	($9,397)	$72,769

Net and comprehensive income:					2,764				2,764
Share-based compensation cost			573						573
Exercise of stock options	1,166,946	11	2,370	—		—	—	—	2,381

Balance at June 30, 2006	23,041,525	$230	$84,624	$—	$3,030	$—	1,662,846	($9,397)	$78,487

See accompanying notes to condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Month Periods ended June 30, 2006 and 2005
(in thousands)
(unaudited)

		Revised
	2006	2005
Operating activities:
Net income	$2,764	$1,740
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(161)	145
Loss on disposal of fixed assets	7	28
Depreciation and amortization	1,299	1,103
Stock compensation expense	573	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	6,191	(448)
Increase in prepaid expenses and other current assets	(422)	(241)
Decrease in deferred tax asset	1,723	—
(Increase) decrease in other assets	67	(26)
Decrease in accounts payable, accrued expenses and other liabilities	(5,035)	(2,471)

Net cash provided by (used in) operating activities	7,006	(170)

Investing activities:
Purchases of short-term investments	(54,450)	(50,300)
Sales of short-term investments	48,300	43,950
Purchases of property and equipment	(1,594)	(2,040)
Investment in software	(605)	(191)

Net cash used in investing activities	(8,349)	(8,581)

Financing activities:
Proceeds from exercise of stock options	2,381	1,694
Purchases of treasury stock	—	(109)
Net cash provided by financing activities	2,381	1,585

Net increase (decrease) in cash and cash equivalents	1,038	(7,166)

Cash provided by discontinued operations
Cash provided by operating activities	161	2,813

Net cash provided by discontinued operations	161	2,813

Cash and cash equivalents at beginning of period	3,641	9,196

Cash and cash equivalents at end of period	$4,840	$4,843

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$283	$135

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
2. Stock-Based Compensation
     Historically, the Company accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations. No compensation expense related to stock option plans was reflected in the Company’s consolidated statements of operations as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. Statement of Financial Accounting Standards 123 (SFAS 123), “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, the Company had elected to continue to apply the intrinsic-value-based method of APB 25 described above, and adopted only the disclosure requirements of SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”
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
     Total share-based compensation expense recorded in the condensed consolidated statement of operations for the three and six months ended June 30, 2006 was $274,000 and $573,000, respectively. As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income for the six months ended June 30, 2006 is $573,000 lower than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the six months ended June 30, 2006 would have been $0.15 and $0.13, respectively, if the Company had not adopted SFAS 123R, compared to reported basic and diluted earnings per share of $0.13 and $0.12, respectively.
     The following table illustrates the effect on net income and net income per basic and dilutive common share applicable to common stockholders for the three and six months ended June 30, 2005 as if the Company had applied the fair value recognition provisions for stock-based employee compensation of SFAS 123, as

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
amended. For purposes of the pro forma presentation, option forfeitures are accounted for as they occurred and no amount of compensation cost has been capitalized, but instead were considered as period expenses (in thousands, except per share data):

		Three Months Ended June 30,	Six Months Ended June 30,
(in thousands, except per share amounts)		2005	2005
Net income, as reported		$1,383	$1,740
Stock-based employee compensation expense included in reported net income		—	—
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		$(1,363)	$(1,474)

Pro forma net income		$20	$266

Net income per basic share:	As reported	$0.07	$0.09
	Pro forma	$—	$0.01

Net income per diluted share:	As reported	$0.06	$0.08
	Pro forma	$—	$0.01
     Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires the cash flows resulting from tax benefits recognized for those options (excess tax benefits) to be classified as financing cash flows.
Stock-Based Compensation Plans
     (a) 2006 Stock Plan
     The Company’s 2006 Stock Plan (2006 Plan) was approved by the Company’s shareholders at the Annual Meeting of Shareholders held on June 6, 2006. The purpose of the 2006 Plan is to furnish a material incentive to employees and non-employee Directors of the Company and its subsidiaries by making available to them the benefits of a larger common stock ownership in the Company through stock options and awards. It is believed that these increased incentives stimulate the efforts of employees and non-employee Directors towards the continued success of the Company and its affiliates, as well as assist in the recruitment of new employees and non-employee Directors. A total of 1,000,000 Shares was authorized for issuance pursuant to awards granted under the Plan. Any Shares issued in connection with awards other than Stock Options and Stock Appreciation Rights shall be counted against the 1,000,000 limit described above as one and eight-tenths (1.8) Shares for every one Share issued in connection with such award or by which the award is valued by reference. Any Employee or non-employee Director shall be eligible to be selected as a Participant; provided, however, that Incentive Stock Options shall only be awarded to employees of the Company, or a parent or subsidiary, within the meaning of Section 422 of the Code. The option price per Share shall be not less than the fair market value of the shares on the date the option is granted. During the three months ended June 30, 2006, 377,000 options were issued under the 2006 Plan with 623,000 options available for grant under the 2006 Plan.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     (b) 1999 Long-Term Incentive Plan
     The Company’s 1999 Long-Term Incentive Stock Plan (Plan), was approved by the Company’s shareholders at the Annual Meeting of Shareholders held on March 9, 1999. At the June 4, 2003 Annual Meeting of Shareholders, the shareholders approved an increase in the number of shares of common stock available for issuance under the Plan to 6,251,356 from 4,751,356. The Plan was terminated upon approval of the 2006 Plan by our shareholders at the June 6, 2006 Annual Meeting of Shareholders. During the three months ended June 30, 2006, 248,000 options were issued under the 2006 Plan and there are no remaining options available for grant under this Plan.
     (c) 1995 Non-Employee Director Stock Option Plan
     The Company’s 1995 Non-Employee Director Stock Option Plan (NEDP) was adopted by the Board of Directors on November 30, 1994. Under the NEDP, directors of the Company who are not employees of the Company or its subsidiaries may be granted options to purchase 1,500 shares of common stock of the Company during the fourth quarter of each year commencing with fiscal year 1995. Options for the purchase of up to 112,500 shares of common stock may be granted under the NEDP and the Company will reserve the same number of shares for issuance. The options available for grant are automatically increased to the extent any granted options expire or terminate unexercised. The last awards under the NEDP were in October 2000 and the plan expired in 2005. As of June 30, 2006, 24,000 options were outstanding.
     (d) Summary of Options
     Presented below is a summary of the Company’s options for the six months ended June 30, 2006:

	Six Months Ended
	June 30, 2006
	(in thousands, except per share data)
			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	terms	value
Outstanding at
beginning of period	5,122	$3.24
Granted	625	10.37
Exercised	(1,166)	2.04
Forfeitures	(2)	15.31

Outstanding at
end of period	4,579	$4.51	6.65	$28,845

Vested or expected to vest at June 30, 2006	4,495	$4.41	0.34	$28,762

Exercisable at June 30, 2006	3,678	$3.34	5.93	$27,418

     The fair value of each option grant was estimated using the Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the Company’s stock. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of options represents the period of time that

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the interest rate of a 5-year U.S. Treasury note in effect on the date of the grant.
     As of June 30, 2006 there was approximately $2.8 million of total unrecognized compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.0 years. No compensation cost related to stock options was capitalized for the six months ended June 30, 2006 or 2005.
     The following table summarized the assumptions utilized in developing the Black-Scholes pricing model:

	Six months ended June 30,
	2006	2005
Expected dividend yield	0%	0%
Risk-free interest rate	5.0%	3.95%
Expected volatility	38%	59%
Expected life	5 years	5.6 years
     The following table summarizes information for stock options outstanding at June 30, 2006 (in thousands, except per share data):

		Weighted	Weighted		Weighted
Range of	Number	average	average		average
exercise	outstanding as of	remaining	exercise	Number	exercise
prices	June 30, 2006	contractual life	price	exercisable	price
$1.07	162	4.46	$1.07	162	$1.07
1.19	660	4.75	1.19	660	1.19
1.31 - 1.74	197	4.75	1.49	197	1.49
2.48	657	5.63	2.48	657	2.48
2.76 - 3.10	553	7.29	2.96	553	2.96
3.11 - 3.41	538	6.47	3.41	538	3.41
3.42 - 6.44	609	5.40	6.09	527	6.04
6.45 - 6.97	556	8.71	6.95	372	6.95
6.98 - 23.00	647	9.76	10.38	12	13.59

$1.07 - $23.00	4,579	6.65	$4.51	3,678	$3.34

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

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
4. Discontinued Operation
     On August 31, 2005, the Company sold the stock of its Accordis Inc. subsidiary (Accordis) to Accordis Holding Corp. (AHC), an unrelated New York based private company, for $8 million, consisting of cash of $2 million and an interest bearing five-year promissory note of $6 million. The note bears interest at 6% per annum and requires semi-annual principal payments of $100,000, with the balance of $5.1 million due in a balloon payment on August 31, 2010. Management has discounted this note using an effective rate of 8%, resulting in the note having a net present value at June 30, 2006 of approximately $5.5 million with $0.2 million included as a component of Prepaid and Other Current Assets and $5.3 million as a component in Non-Current Assets.
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
     Concurrent with the sale of Accordis, the Company entered into a three year Data Services Agreement (DSA) to provide data processing services to AHC for $2.7 million per annum, which is reported as revenue in the Company’s financial statements. The DSA contains specific service levels consistent with prior history and provides for revenue increases in the event AHC exceeds certain transaction levels. For the three months and six months ended June 30, 2006, the Company recorded $0.7 million and $1.4 million of revenue from the DSA. The Company also entered into a Sublease Agreement with AHC for the portion of one floor at its headquarters previously occupied by the Accordis business. The sublease is for 18 months at an annual rent of $0.2 million, which is reported as a reduction of occupancy costs in the Company’s financial statements.
     Results of operations from the Accordis discontinued operations for the three months and six months ended June 30, 2005 were as follows (in thousands):

	Three months ended June 30,	Six months ended June 30,
	2005	2005
Revenue	$6,482	$13,158

Loss before income taxes	464	(148)
Income tax benefit (expense)	(13)	3

Loss from discontinued operations	$451	($145)

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Income from discontinued operations for the three and six months ended June 30, 2006 of $161,000, net of income taxes, resulted from the resolution of a contingent liability (see Note 9).
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
     At June 30, 2006 and December 31, 2005, the Company had a valuation allowance of $3.3 million. The sale of Accordis resulted in a capital loss of $7.4 million, which can be carried forward for five years and produced a deferred tax asset of $3.0 million. The Company believes the available objective evidence, principally the capital loss carryforward being utilizable to offset only future capital gains, creates sufficient uncertainty regarding the realizability of its capital loss carryforward, that it is more likely than not, that substantially all of the capital loss carryforward is not realizable. The remaining valuation allowance of $0.3 million relates to certain state NOLs where the Company doesn’t currently operate currently and there is sufficient doubt about the Company’s ability to utilize these NOLs, that it is more likely than not that this portion of the state NOLs are not realizable. The Company does not anticipate that any valuation allowance will be available in 2006 to reduce tax expense.
6. Earnings Per Share
     Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding during the period. The Company had weighted average common shares and common share equivalents outstanding during the three months ended June 30, 2006 and 2005, of 23,188,056 and 22,648,608, respectively. For the three months ended June 30, 2006 and 2005, the Company had weighted average common shares of 21,284,363 and 19,864,253, respectively. The Company had weighted average common shares and common share equivalents outstanding during the six months ended June 30, 2006 and 2005 of 22,945,833 and 22,775,735, respectively. For the six months ended June 30, 2006 and 2005, the Company had weighted average common shares of 20,958,443 and 19,679,322, respectively. The Company’s common share equivalents consist of stock options.
7. Segment Information
     HMS works on behalf of government healthcare programs to contain costs by recovering expenditures that were the responsibility of a third-party, or that were paid inappropriately. HMS’ clients include state and county Medicaid programs, their managed care plans, state prescription drug programs, child support enforcement agencies, and other public programs. Our RSG subsidiary ensures that healthcare providers correctly document services that qualify for special reimbursement through the Medicare Cost Report and other governmental payment mechanisms.
     The Company measures the performance of its operating segments through “Operating Income” as defined in the accompanying unaudited interim condensed consolidated statements of operations. Consistent with how the Company manages these businesses, segment operating margin is reported as operating

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
contribution prior to corporate overheads. Corporate overheads, consisting of data processing costs and general and administrative expenses are managed as cost centers servicing multiple operating businesses.

	Total		Health
	HMS		Management
(in thousands)	Holdings	RSG	Systems	Corporate

As of and for the three months ended June 30, 2006
Revenue	$16,850	$1,597	$14,578	$675
Operating income (loss)	1,710	526	5,089	(3,905)
Total assets	88,285	3,718	15,169	69,398
Goodwill	2,382	1,299	1,083	—
Depreciation and amortization	682	14	262	406
Capital expenditures	701	37	436	228

As of and for the three months ended June 30, 2005
Revenue	$13,316	$1,203	$12,113	$—
Operating income (loss)	706	46	4,384	(3,724)
Total assets	65,789	3,427	14,835	47,527
Goodwill	2,382	1,299	1,083	—
Depreciation and amortization	592	5	155	432
Capital expenditures	789	—	507	282

As of and for the six months ended June 30, 2006
Revenue	$33,228	$3,332	$28,546	$1,350
Operating income (loss)	3,380	1,065	10,320	(8,005)
Total assets	88,285	3,718	15,169	69,398
Goodwill	2,382	1,299	1,083	—
Depreciation and amortization	1,299	29	491	779
Capital expenditures, including investment in software	2,199	40	1,683	476

As of and for the six months ended June 30, 2005
Revenue	$25,361	$1,845	$23,516	$—
Operating income (loss)	1,492	(381)	9,271	(7,398)
Total assets	65,789	3,427	14,835	47,527
Goodwill	2,382	1,299	1,083	—
Depreciation and amortization	1,103	10	289	804
Capital expenditures, including investment in software	2,231	25	686	1,520

Other corporate assets, including cash and cash equivalents, short-term investments, deferred tax assets, note receivable from sale of discontinued business, and corporate data processing assets are shown in the corporate category.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
8. Restructuring
     The following table presents a summary of the activity in accrued liabilities for restructuring charges (in thousands):

New York Leased
Space Reduction
Balance at December 31, 2005	$1,161
Cash payments	(88)
Provision	—

Balance at June 30, 2006	$1,073

9. Legal Proceedings
     A major client of Accordis, our former subsidiary, filed a claim against Accordis for certain alleged processing errors in submitting claims on behalf of the client. In connection with the sale of Accordis, the Company agreed to indemnify Accordis and its buyer with respect to this claim and had recorded $0.7 million as a liability for this claim. In May 2006, the Company reached an agreement with the client to settle this matter. The Company paid its customer $1.3 million, of which $1.0 million was from insurance proceeds. The remaining liability balance of $0.2 million, net of legal expenses and taxes, was recorded as income from discontinued operations in the quarter ended June 30, 2006.
10. Pending Acquisition
     On June 22, 2006, the Company and its wholly-owned subsidiary, HMS entered into an Asset Purchase Agreement (the APA) with Public Consulting Group, Inc. (PCG) to purchase substantially all of the assets used exclusively or primarily in PCG’s Benefits Solutions Practice Area (BSPA), subject to certain specified liabilities, on the terms and conditions set forth in the APA, for $80 million in cash, 2,015,621 shares of Holdings common stock and a contingent cash payment of up to $15 million if certain revenue targets are met for the twelve months ending June 30, 2007. The APA contains customary representations, warranties and conditions to closing, including a condition that the Company receive $50 million in bank financing. BSPA provides a variety of cost avoidance, insurance verification, recovery audit and related services to state Medicaid agencies, children and family services agencies, the U.S. Department of Veterans Affairs, and the Centers for Medicare and Medicaid Services.
     On June 22, 2006 the Company entered into a commitment letter agreement (the Commitment Letter) with JPMorgan Chase Bank, N.A. to provide a revolving credit facility of $25,000,000 and a term loan facility of $40,000,000 in connection with the acquisition under the Purchase Agreement upon the terms described in the Summary Terms and Conditions attached as an exhibit to the Commitment Letter. The commitment is subject to customary conditions for financings of this type.
     The purchase is expected to close on August 31, 2006, but in no event later than September 30, 2006.

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
     In the first quarter of 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (SFAS 123R), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. The fair value of options granted will be estimated on the date of grant, which will require certain estimates by us including the expected forfeiture rate and expected term of the option. We also make decisions regarding the method of calculating expected volatilities and the risk free interest rate used in the model. Fluctuations in the market that effect these estimates could have an impact on the resulting compensation cost. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized over the remaining service period after the adoption date. (See Note 2 to the condensed consolidated financial statements for additional information.) There have been no other changes in our critical accounting policies since December 31, 2005.
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
     One of our most critical resources is the information that we use to identify other available sources of insurance coverage. In 2005, HMS continued to build its proprietary database of insurance eligibility information. We added more than 40 insurance carriers and other healthcare entities to our network of data exchange partners, representing an addition of 34 million insurance beneficiaries. We believe this repository of eligibility information is the largest of any vendor in the industry. At June 30, 2006, our data exchange network comprised a total of 164 sources. In 16 states, we have captured eligibility data for more than 90% of the population.

     HMS continually strives to maximize the portion of client expenditures that we recover through our proprietary “Yield Management” process. By conducting in-depth analyses of our recovery performance from multiple perspectives — for example, by comparing results by carrier or by provider — our Yield Management Team pinpoints new opportunities to capture recoveries, helps us set measurable goals for improvement, and increases our contingency fee revenue. We estimate that our Yield Management process boosts recoveries for clients by 25% to 30%. In 2005, HMS submitted approximately $250 million in billings through this process.
     By listening closely to our clients, we often discover the need for a new product or service that provides them long-term value. In 2005, as government healthcare programs focused new attention on payment integrity, HMS expanded its menu of overpayment recovery services. Through internal development and strategic partnerships, we gained new tools for identifying and recovering expenditures that result from fraudulent, abusive, or wasteful billing. We also began our first client engagement devoted solely to overpayment recovery — with the Idaho Medicaid program. To date, across all our clients, we have recovered a total of more than $457 million in overpayments.
     In 2005, we invested significant resources in the development of proprietary tools to streamline the flow of information among clients, payors, and providers. These tools included COB Manager, our proprietary application for coordinating benefits in near-real-time, which was implemented fully among pharmacy providers on behalf of our New Jersey Medicaid client. By strengthening communication among our company and our clients, we believe we will better serve clients, and better participate in healthcare’s “open” information environment.
     Leveraging our work on behalf of state Medicaid programs, HMS has successfully penetrated the Medicaid managed care market. Medicaid health plans represent a developing opportunity for our Company, especially as Medicaid moves more and more of its membership to these plans. We see additional opportunity among the plans that now are beginning to serve the Medicare program — either as Medicare Advantage contractors, which provide a full array of health benefits, or Medicare prescription drug plans, which offer the new drug benefit under Medicare Part D. In 2005, we cultivated new resources to pursue these opportunities. We restructured HMS’ operations and services, forming two dedicated business units: Government Services and Managed Care Services. By channeling distinct capabilities to their respective markets, we expect these units to propel our growth in the coming years. At June 30, 2006, we counted 14 health plans — including several of the largest in the nation — as our clients.
     Holdings’ revenue, most of which is derived from contingent fees, has grown approximately 18% per year for the last four years. This growth has been partly attributable to the growth in Medicaid costs, which has averaged approximately 10% annually. State governments also have increased their use of vendors for coordination of benefits and other cost containment functions, and we have been able to increase our revenue through the initiatives previously discussed. While there is no certainty that Holdings will be successful in obtaining new contracts, expanding existing contracts, or continuing to leverage internal initiatives to support growth, we are projecting that Holdings’ revenue will grow approximately 15% to 17% in 2006.
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
     As a service company, 45% to 48% of our operating expenses are compensation. We adjust our employee headcount based on known business needs and expectations about the near-term future. Based on recent operating results, we realize that compensation expense does tend to grow with increases in revenue — although not on a proportional basis, since many operational functions do not require additional staff as revenue increases.
     Our revenue growth over the past several years has not resulted in significant changes in occupancy expenses. Data processing expenses have increased over the past year as we have increased capacity in our mainframe environment operation while incurring expenses related to migrating from the mainframe environment to a primarily server-based platform by 2008.
     Direct project expenses are incurred based on the requirements of each client engagement. On average, these expenses are anticipated to approximate 13% to 15% of revenue annually as we have reduced subcontractor content from historical levels.
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
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
     The following table sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations expressed as a percentage of revenue:

	Three Months Ended June 30,
	2006	2005
Revenue	100.0%	100.0%
Cost of services:
Compensation	47.9%	46.5%
Data processing	9.2%	8.5%
Occupancy	8.0%	8.2%
Direct project costs	13.5%	18.9%
Other operating costs	11.3%	12.6%

Total cost of services	89.9%	94.7%

Operating income	10.1%	5.3%
Net interest income	3.4%	1.9%

Income from continuing operations before income taxes	13.5%	7.2%
Income taxes	5.6%	0.2%

Income from continuing operations	7.9%	7.0%
Income from discontinued operations	1.0%	3.4%

Net income	8.9%	10.4%

     Revenue for the quarter ended June 30, 2006 was $16.9 million, an increase of $3.5 million or 26.5% compared to revenue of $13.3 million in the prior year quarter.
     HMS, which provides third party liability identification and recovery services to state Medicaid agencies and managed care plans, generated revenue of $14.6 million for the three months ended June 30, 2006, a $2.5 million or 20.4% increase over revenue for the three months ended June 30, 2005 of $12.1 million. Revenue from state Medicaid agencies of $12.9 million increased by $1.4 million across the comparable client base resulting from specific non-recurring revenue opportunities with certain clients based on their particular needs, differences in the timing of when client projects were completed in the current year compared to the prior year, and changes in the volume, yields and scope of client projects. Non-recurring revenue opportunities are generally situations where we have an opportunity to earn additional revenue from a client, which we do not expect will recur in the current year or that did not exist in the prior year. Revenue from two new state contracts executed in 2005 was $0.8 million. Partially offsetting these increases was a $1.3 million net decrease in revenue for two client whose contract have expired but for which revenue continued through the second quarter of this year. Finally, revenue from managed care plans of $1.7 million increased by $1.6 million over the prior year quarter as revenue from this business in 2005 was heavily weighted to the fourth quarter.
     RSG, which provides reimbursement services for hospitals, generated revenue of $1.6 million for the three months ended June 30, 2006, a $0.4 million or 32.8% increase over revenue for the three months ended June 30, 2005 of $1.2 million. This growth primarily reflected an increase of $0.2 million across the comparable client base resulting from the timing of Medicare cost report adjudication and $0.2 million from three new clients. We anticipate that for the full year RSG revenue growth will be approximately 15-17 % above 2005 revenue.
     Concurrent with the sale of Accordis, we entered into a three year DSA to provide data processing services to AHC for $2.7 million per annum, which is reported as revenue in our financial statements. The DSA contains specific service levels consistent with prior history and provides for revenue increases in the event AHC exceeds certain transaction levels. For the quarter ended June 30, 2006, we recorded $0.7 million of revenue from the DSA.
     Compensation expense as a percentage of revenue was 47.9% for the three months ended June 30, 2006 compared to 46.5% for the three months ended June 30, 2005 and for the current quarter was $8.1 million, a $1.9 million or 30.5% increase over the prior year quarter expense of $6.2 million. The quarter ended June 30, 2005 included a reduction to compensation expense of $0.5 million related to charges to discontinued operations that did not recur this year. In the current year quarter ended June 30, 2006, a $0.3 million expense related to stock option awards as required by FAS 123R was recorded. Offsetting these increases to compensation expense in the current year quarter was a decrease of $0.2 million related to an increase in capitalized software development. Excluding these three items, compensation expense increased 19%. During the quarter ended June 30, 2006, we averaged 367 employees, a 21% increase over our average of 304 employees during the quarter ended June 30, 2005.
     Data processing expense as a percentage of revenue was 9.2% for the three months ended June 30, 2006 compared to 8.5% for the three months ended June 30, 2005 and for the current quarter was $1.5 million, an increase of $0.4 million or 36.4% over the prior year quarter expense of $1.1 million. Increases of $0.2 million for hardware and software resulted from upgrading our mainframe platform. Last year’s expense included a credit of $0.1 million for data processing expense charged to discontinued operations and did not recur this year. Finally, approximately $0.1 million resulted from disaster recovery enhancements, data communications increases, and PC upgrades.

     Occupancy expense as a percentage of revenue was 8.0% for the three months ended June 30, 2006 compared to 8.2% for the three months ended June 30, 2005 and for the current quarter was $1.4 million, a $0.3 million or 24.0% increase compared to the prior year quarter expense of $1.1 million. This increase primarily reflected a $0.1 million increase related to charges made to discontinued operations last year that did not recur this year, and $0.1 million in increased depreciation expense related to investments in telephone and office equipment, higher office equipment rental and real estate taxes consistent with office improvements, expansions and reconfigurations.
     Direct project expense as a percentage of revenue was 13.5% for the three months ended June 30, 2006 compared to 18.9% for the three months ended June 30, 2005 and for the current quarter was $2.3 million, a $0.2 million or 9.6% decrease compared to prior year quarter expense of $2.5 million. This decrease primarily resulted from revenue composition with lower subcontractor participation than previously utilized by HMS and RSG.
     Other operating costs as a percentage of revenue were 11.3% for the three months ended June 30, 2006 compared to 12.7% for the three months ended June 30, 2005 and for the current quarter were $1.9 million, an increase of $0.2 million or 12.7% compared to the prior year quarter expense of $1.7 million. This increase primarily represented travel expenses related to developing our managed care business and staff development expenses.
     Operating income for the three months ended June 30, 2006 was $1.7 million compared to $0.7 million for the three months ended June 30, 2005. HMS had operating income of $5.1 million for the quarter ended June 30, 2006 compared to $4.4 million for the quarter ended June 30, 2005. The increase in HMS operating income resulted from incremental margin on increased revenue. RSG had operating income of $0.5 million for the quarter ended June 30, 2006 compared to a breakeven operating income for the prior year quarter. The increase in RSG operating income resulted from incremental margin on increased revenue. Costs associated with data processing and general and administrative expenses increased to $4.5 million in the current quarter from $3.7 million in the prior year quarter. This increase was due to $0.6 million greater expense due to compensation and data processing expense charges to discontinued operations last year, together with increased expenses associated with our data processing platform upgrades. The increases in data processing and general and administrative expenses were substantially offset by the $0.7 million in fees charged for data processing services rendered to Accordis.
     Net interest income was $0.6 million for the three months ended June 30, 2006 compared to net interest income of $0.3 million for the three months ended June 30, 2005. Approximately $0.1 million of the current quarter increase represented interest on notes receivable resulting from the sale of Accordis in August 2005. The balance reflected increases in cash balances and short-term investments, together with an increase in market interest rates.
     Income tax expense of $0.9 million was recorded in the quarter ended June 30, 2006, an increase of approximately $0.9 million compared to the quarter ended June 30, 2005 principally due to a deferred tax provision in 2006. In 2006, our current tax provision principally arose from alternative minimum tax requirements and state tax liabilities as we had available net operating loss carryforwards (NOLs) to offset current taxable income. In 2005, we recognized decreases in the valuation allowances associated with our ability to utilize NOLs and as a result, no deferred tax provision was recognized in 2005. In 2006, we don’t anticipate any available reductions in our remaining valuation allowance and our deferred tax provision principally relates to the utilization of net operating loss carryforwards, previously recorded as deferred tax assets, to offset current taxable income. Effectively, our available NOLs are offsetting our income on a cash basis (resulting in our paying cash taxes under the alternative minimum tax [AMT] system) but the utilization of NOLs previously recorded in deferred tax assets results in a deferred tax provision. The principal difference between the statutory rate of 34% and our effective rate of 41.5% is state taxes.

     Income from continuing operations was $1.4 million in the current year quarter compared to income from continuing operations of $0.9 million in the prior year quarter. Net income of $1.5 million in the current year represents a $0.1 million increase over $1.4 million in the prior year quarter as a result of a $0.2 million income from discontinued operations in the current year period compared to $0.5 million income from discontinued operations in last year’s period.
     As more fully discussed in Notes 4 and 9 of the Notes to Condensed Consolidated Financial Statements, we reported the results of Accordis as discontinued operations for all periods presented. Income from discontinued operations in the quarter ended June 30, 2006 resulted from the resolution of a contingent liability issue.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
     The following table sets forth, for the periods indicated, certain items in our condensed consolidated statements of income expressed as a percentage of revenue:

	Six Months Ended June 30
	2006	2005
Revenue	100.0%	100.0%
Cost of services:
Compensation	48.0%	47.8%
Data processing	9.0%	8.3%
Occupancy	7.9%	8.4%
Direct project costs	15.0%	17.2%
Other operating costs	9.9%	12.4%

Total cost of services	89.8%	94.1%

Operating income	10.2%	5.9%
Net interest income	3.2%	1.8%

Income from continuing operations before taxes	13.4%	7.7%
Income tax expense	5.3%	0.2%

Income from continuing operations	8.1%	7.5%
Loss from discontinued operations	0.5%	-0.6%

Net income	8.6%	6.9%

     Revenue for the six months ended June 30, 2006 was $33.2 million, an increase of $7.9 million or 31.0% compared to revenue of $25.4 million in the prior year period.
     HMS, which provides third party liability identification and recovery services to state Medicaid agencies and managed care plans, generated revenue of $28.5 million for the six months ended June 30, 2006, a $5.0 million or 21.4% increase over revenue for the six months ended June 30, 2005 of $23.5 million. Revenue from state Medicaid agencies of $22.0 million increased by $3.9 million across the comparable client base resulting from specific non-recurring revenue opportunities with certain clients based on their particular needs, differences in the timing of when client projects were completed in the current year compared to the prior year, and changes in the volume, yields and scope of client projects. Non-recurring revenue opportunities are generally situations where we have an opportunity to earn additional revenue from a client, which we do not expect will recur in the current year or that did not exist in the prior year. Revenue from two new state contracts executed in 2005 was $1.1 million. Partially offsetting these increases was a $2.8 million net decrease in revenue related to two clients whose contracts expired but for which revenue continued through the second quarter of this year. Finally, revenue from managed care plans of $3.0 million increased by $2.8 million over the prior year quarter as revenue from this business in 2005 was heavily weighted to the fourth quarter.
     RSG, which provides reimbursement services for hospitals, generated revenue of $3.3 million for the six months ended June 30, 2006, a $1.5 million or 80.6% increase over revenue for the six months ended June 30, 2005 of $1.8 million. This growth primarily reflected an increase of $1.5 million across the comparable client base resulting from the timing of Medicare cost report adjudication. Revenue of $0.2 million resulting from three new customers was partially offset by a decrease of $0.1 million associated with a contract expiration. We anticipate that for the full year RSG revenue growth will be approximately 15-17 % above 2005 revenue.
     Concurrent with the sale of Accordis, we entered into a three year DSA to provide data processing services to AHC for $2.7 million per annum, which is reported as revenue in our financial statements. The DSA contains specific service levels consistent with prior history and provides for revenue increases in the event AHC exceeds certain transaction levels. For the six month period ended June 30, 2006, we recorded $1.4 million of revenue from the DSA.
     Compensation expense as a percentage of revenue was 48.0% for the six months ended June 30, 2006 compared to 47.8% for the six months ended June 30, 2005 and for the current period was $15.9 million, a $3.8 million or 31.5% increase over the prior year period expense of $12.1 million. The six months ended June 30, 2005 included a reduction to compensation expense of $0.9 million related to charges to discontinued operations that did not recur this year. In the current year quarter ended June 30, 2006, a $0.6 million expense related to stock option awards as required by FAS 123R was recorded. Offsetting these increases to compensation expense in the current year quarter was a decrease of $0.4 million related to an increase in capitalized software development. Excluding these three items, compensation expense increased 20%. During the six months ended June 30, 2006, we averaged 356 employees, a 20% increase over our average of 297 employees during the six months ended June 30, 2005.
     Data processing expense as a percentage of revenue was 9.0% for the six months ended June 30, 2006 compared to 8.3% for the six months ended June 30, 2005 and for the current period was $3.0 million, an increase of $0.9 million or 42.6% over the prior year period expense of $2.1 million. Increases of $0.4 million for hardware and software resulted from upgrading our mainframe platform. Last year’s expense included a credit of approximately $0.3 million for data processing expense charged to discontinued operations. Finally, $0.3 million resulted from disaster recovery enhancements, data communications increases, and PC upgrades.
     Occupancy expense as a percentage of revenue was 7.9% for the six months ended June 30, 2006 compared to 8.4% for the six months ended June 30, 2005 and for the current period was $2.6 million, a $0.5 million or 23.6% increase compared to the prior year period expense of approximately $2.1 million. This increase reflected a $0.2 million increase related to charges made to discontinued operations last year that did not recur this year. Other increases totaling $0.3 million resulted from office improvements, expansions and reconfigurations such as utilities costs, depreciation expense related to investments in telephone and office equipment, equipment rental, security and real estate taxes.
     Direct project expense as a percentage of revenue was 15.0% for the six months ended June 30, 2006 compared to 17.2% for the six months ended June 30, 2005 and for the current period was $5.0 million, a $0.6 million or 13.8% increase compared to prior year period expense of $4.4 million. This increase primarily resulted from the increased subcontractor expense, temporary help, data-related and travel associated with delivery of services related to HMS revenue growth. As a percentage of revenue, direct project costs decreased due to revenue composition with lower subcontractor participation than previously utilized by HMS and RSG.

     Other operating costs as a percentage of revenue were 9.9% for the six months ended June 30, 2006 compared to 12.4% for the six months ended June 30, 2005 and for the current period were $3.3 million, an increase of $0.2 million or 4.9% compared to the prior year period expense of $3.1 million. This increase primarily represented incremental travel expenses associated with developing our managed care business and staff training expenses.
     Operating income for the six months ended June 30, 2006 was $3.4 million compared to $1.5 million for the six months ended June 30, 2005. HMS had operating income of $10.3 million for the period ended June 30, 2006 compared to $9.3 million for the period ended June 30, 2005. The increase in HMS operating income resulted from incremental margin on increased revenue. RSG had operating income of $1.1 million for the period ended June 30, 2006 compared to an operating loss of $0.4 million for the prior year period. The increase in RSG operating income resulted from incremental margin on increased revenue. Costs associated with data processing and general and administrative expenses increased to $9.4 million in the six month period ended June 30, 2006 from $7.4 million in the prior year period. This increase is due to $1.3 million greater expense due to the non-recurring nature of the compensation and data processing expense charges to discontinued operations last year, together with increased expenses associated with our data processing platform upgrades. The increases in data processing and general and administrative expenses were substantially offset by the $1.4 million in fees charged for data processing services rendered to Accordis. The remaining general and administrative expense increase was due to $0.6 million of stock option expense recorded in the period ended June 30, 2006.
     Net interest income was $1.1 million for the six months ended June 30, 2006 compared to net interest income of $0.4 million for the six months ended June 30, 2005. Approximately $0.2 million of the current period increase represented interest on notes receivable resulting from the sale of Accordis in August 2005. The balance reflected increases in cash balances and short-term investments, together with an increase in market interest rates.
     Income tax expense of $1.9 million was recorded in the period ended June 30, 2006, an increase of approximately $1.8 million compared to the period ended June 30, 2005 principally due to a deferred tax provision in 2006. In both 2006 and 2005, our current tax provision principally arose from alternative minimum tax requirements and state tax liabilities as we had available NOLs to offset current taxable income. In 2005, we recognized decreases in the valuation allowances associated with our ability to utilize NOLs and as a result, no deferred tax provision was recognized in 2005. In 2006, we don’t anticipate any available reductions in our remaining valuation allowance and our deferred tax provision principally relates to the utilization of net operating loss carryforwards, previously recorded as deferred tax assets, to offset current taxable income. Effectively, our available NOLs are offsetting our income on a cash basis (resulting in our paying cash taxes under the AMT system) but the utilization of NOLs previously recorded in deferred tax assets results in a deferred tax provision. The principal difference between the statutory rate of 34% and our effective rate of 41.7% is state taxes.
     Income from continuing operations was $2.6 million in the current year period compared to income from continuing operations of $1.9 million in the prior year period. Net income of $2.8 million in the current year represents a $1.0 million increase over approximately $1.7 million in the prior year period as a result of a $0.2 million income from discontinued operations in the current year period compared to $0.1 million loss from discontinued operations in last year’s period.
     As more fully discussed in Notes 4 and 9 of the Notes to Condensed Consolidated Financial Statements, we reported the results of Accordis as discontinued operations for all periods presented. Income from discontinued operations in the period ended June 30, 2006 resulted from the resolution of a contingent liability issue.

Off-Balance Sheet Financing Arrangements
     We do not have any off-balance sheet financing arrangements, other than operating leases discussed below.
Liquidity and Capital Resources
     Historically, our principal sources of funds are operations. At June 30, 2006, our cash, cash equivalents and short-term investments and net working capital were $48.5 million and $58.4 million, respectively. Although we expect that operating cash flows will be a primary source of liquidity, the current significant cash and short-term investment balances and working capital position are also fundamental sources of liquidity and capital resources. Exclusive of the cash required to complete the BSPA acquisition, the current cash and short term investment balances are more than sufficient to meet our short-term funding needs that are not met by operating cash flows. We have entered into a commitment letter with a bank to provide up to $65 million in financing to complete the transaction. Operating cash flows could be adversely affected by a decrease in demand for our services. Our typical client relationship, however, usually endures several years, and as a result we do not expect any current decrease in demand. We estimate that we will purchase approximately $4.2 million of property and equipment during 2006. The payments due by period for our contractual obligations, consisting principally of facility lease obligations and equipment rental and software license obligations, are as follows (in thousands):

		Less than
	Total	1 Year	2-3 Years	4-5 Years	After 5 years
Operating leases	$30,226	$5,057	$8,289	$7,592	$9,288
     We have entered into sublease arrangements for some of our facility obligations and expect to receive the following rental receipts (in thousands):

	Less than
Total	1 Year	2-3 Years	4-5 Years	After 5 years
$5,805	$1,693	$1,449	$1,176	$1,487
     For the period ended June 30, 2006, cash provided by operations was $7.0 million compared to cash used by operations of $0.2 million for the prior year period. The current year period’s difference between the $7.0 million of cash provided by operations and net income of $2.8 million includes a $6.2 million decrease in accounts receivable due to a reduction in days sales outstanding to 69 days from over 90 days in the past several quarters, a $2.3 million decrease in our deferred tax asset due to the utilization of NOLs, and $1.3 million in depreciation and amortization expense. These were offset by a $5.1 million decrease in accounts payable, accrued expenses and other liabilities due to the payment of annual bonuses and payments for the prior year capital purchases, and an increase in prepaid and other current assets of $0.4 million. During the current year period, cash used in investing activities was $8.4 million, reflecting net purchases short term investments of $6.2 million and purchases of property, equipment and software development of $2.2 million. Cash provided by financing activities of $2.4 million consisted of proceeds received from stock option exercises.

     On May 28, 1997, the Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not in excess of $10 million. On February 24, 2006, the Board of Directors increased the authorized aggregate purchase price by $10 million to an amount not to exceed $20 million. During the six months ended June 30, 2006, no purchases were made. Cumulatively since the inception of the repurchase program, we have repurchased 1,644,916 shares having an aggregate purchase price of $9.4 million.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     Our holdings of financial instruments consist of municipal auction rate securities at June 30, 2006 and are classified as short-term investments, which have contractual maturities between 2025 through 2044. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our investment portfolio represents funds held temporarily, pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while, at the same time, seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers.
     The table below presents the historic cost basis, and the fair value for our investment portfolio as of June 30, 2006, and the related weighted average interest rates by year of maturity (in thousands):

	Total	Total
	Historical Cost	Fair value

Municipal tax-exempt auction rate securities	$43,650	$43,650
Average interest rate	3.81%

Item 4. Controls and Procedures
     As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon our evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.
     There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     A major client of Accordis filed a claim against Accordis for certain alleged processing errors in submitting claims on behalf of the client. In connection with the sale of Accordis, we agreed to indemnify Accordis and its buyer with respect to this claim and had recorded $0.7 million as a liability for this claim. In May 2006, we reached an agreement with the client to settle this matter. We paid our customer $1.3 million, of which $1.0 million was from insurance proceeds. The remaining liability balance, net of legal expenses, of $0.2 million was recorded as income from discontinued operations in the quarter ended June 30, 2006.
Item 1A. Risk Factors
     There have been no material changes to the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 4. Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Shareholders was held on June 6, 2006. The 19,514,421 shares of common stock (Common Stock) present at the meeting out of a then total 20,351,651 shares outstanding and entitled to vote, acted as follows with respect to the following proposals:
     Approved, by a vote of: 11,613,506 shares of Common Stock for and 7,900,915 shares withheld, the election of Robert M. Holster as a director; 19,154,214 shares of Common Stock for and 360,207 shares withheld, the election of James T. Kelly as a director; 11,579,643 shares of Common Stock for and 7,934,778 shares withheld, the election of Galen D. Powers as a director.
     Ratified, by a vote of: 12,526,656 shares of Common Stock for, 1,623,183 shares against, and 399,147 shares abstained, the adoption of the 2006 Stock Plan.
     Ratified, by a vote of 19,322,172 shares of Common Stock for, 118,178 shares against, and 74,071 shares abstained, the selection of KPMG LLP as our independent certified public accountants for the fiscal year ending December 31, 2006.

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

Date: August 8, 2006	HMS HOLDINGS CORP.
(Registrant)

	By:	/s/ Robert M. Holster

Robert M. Holster
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Thomas G. Archbold

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