Form 10-Q
period 2006-09-30
HMS HOLDINGS CORP
filed 2006-11-09
CIK 1196501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
          Yes   ☐ No   ☒

          The number of shares common stock, $.01 par value, outstanding as of November 8, 2006 was 23,212,149.

HMS HOLDINGS CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2006	December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$6,600	$3,641
Short-term investments	—	37,500
Accounts receivable, net of allowance of $541 and $675 at September 30, 2006 and December 31, 2005, respectively	28,805	19,030
Prepaid expenses and other current assets, including deferred tax assets of $3,715 and $3,978 at September 30, 2006 and December 31, 2005, respectively	5,609	5,699

	41,014	65,870

Property and equipment, net	9,402	7,534
Goodwill, net	67,956	2,382
Deferred income taxes, net	4,526	6,398
Intangible assets, net	28,413	—
Other assets	1,044	5,417

Total assets	$152,355	$87,601

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable, accrued expenses and other liabilities	$12,877	$13,335
Current portion of long-term debt	6,800	—

Total current liabilities	19,677	13,335

Long-term liabilities:
Long-term debt	27,200	—
Other liabilities	1,423	1,497

Total long-term liabilities	28,623	1,497

Total liabilities	48,300	14,832

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock - $.01 par value; 45,000,000 shares authorized; 24,846,967 shares issued and 23,184,121 shares outstanding at September 30, 2006; 21,874,579 shares issued and 20,211,733 shares outstanding at December 31, 2005	248	219
Capital in excess of par value	109,592	81,681
Retained earnings	3,612	266
Treasury stock, at cost; 1,662,846 shares at September 30, 2006 and December 31, 2005	(9,397)	(9,397)

Total shareholders’ equity	104,055	72,769

Total liabilities and shareholders’ equity	$152,355	$87,601

See accompanying notes to condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Month Periods ended September 30, 2006 and 2005
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Revenue	$21,091	$17,435	$54,319	$42,796

Cost of services:
Compensation, including $462 and $1,035 of stock option expense for the three months and nine months ended September 30, 2006	8,992	6,974	24,938	19,096
Data processing	1,783	1,273	4,781	3,375
Occupancy	1,644	1,215	4,280	3,347
Direct project costs	3,259	2,822	8,225	7,187
Other operating costs	2,130	1,472	5,432	4,620
Amortization of acquisition related intangibles	2,827	—	2,827	—

Total cost of services	20,635	13,756	50,483	37,625

Operating income	456	3,679	3,836	5,171

Interest expense	(329)	—	(329)	—
Net interest income	448	328	1,536	776

Income from continuing operations before income taxes	575	4,007	5,043	5,947
Income taxes	248	200	2,113	255

Income from continuing operations	327	3,807	2,930	5,692
Discontinued operations:

Income from operations	255	948	416	803
Loss on sale of discontinued operations	—	(1,157)	—	(1,157)

Income (loss) from discontinued operations	255	(209)	416	(354)

Net income	$582	$3,598	$3,346	$5,338

Basic income per share data:
Income per share from continuing operations	$0.02	$0.19	$0.14	$0.29
Income (loss) per share from discontinued operations	0.01	(0.01)	0.02	$(0.02)

Net income per basic share	$0.03	$0.18	$0.16	$0.27

Weighted average common shares outstanding, basic	21,734	19,948	21,220	19,770

Diluted income per share data:
Income per share from continuing operations	$0.01	$0.17	$0.12	$0.25
Income (loss) per share from discontinued operations	0.01	(0.01)	0.02	$(0.02)

Net income per diluted share	$0.02	$0.16	$0.14	$0.23

Weighted average common shares, diluted	23,862	22,933	23,287	22,827

See accompanying notes to condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share amounts)

	Common Stock		Capital In Excess Of Par Value	Retained Earnings/ Accumulated Deficit			Total Shareholders’ Equity
					Treasury Stock
	# of Shares Issued	Par Value
					# of Shares	Amount

Balance at December 31, 2005	21,874,579	$219	$81,681	$266	1,662,846	($9,397)	$72,769

Net and comprehensive income:	—	—	—	3,346	—	—	3,346
Shares issued-BSPA acquistion	1,749,800	17	24,393	—	—	—	24,410
Share-based compensation cost	—	—	1,035	—	—	—	1,035
Exercise of stock options	1,222,588	12	2,483	—	—	—	2,495

Balance at September 30, 2006	24,846,967	$248	$109,592	$3,612	1,662,846	($9,397)	$104,055

See accompanying notes to condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Month Periods ended September 30, 2006 and 2005
(in thousands)
(unaudited)

	2006	Revised 2005

Operating activities:
Net income	$3,346	$5,338
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(416)	354
Loss on disposal of fixed assets	7	32
Depreciation and amortization	5,027	1,724
Stock compensation expense	1,035	—
Changes in assets and liabilities, net of BSPA acquisition:
(Increase) decrease in accounts receivable	20	(4,765)
Increase in prepaid expenses and other current assets	(79)	(60)
Decrease in deferred tax asset	2,135	—
(Increase) decrease in other assets	(17)	12
Decrease in accounts payable, accrued expenses and other liabilities	(3,221)	(1,057)

Net cash provided by operating activities	7,837	1,578

Investing activities:
Purchases of short-term investments	(59,450)	(60,250)
Sales of short-term investments	96,950	50,700
Note receivable	5,360	—
Proceeds from sale of Accordis	—	2,000
Purchases of property and equipment	(1,937)	(2,138)
Cash paid for acquisition of BSPA	(80,838)	—
Investment in software	(938)	(441)

Net cash used in investing activities	(40,853)	(10,129)

Financing activities:
Proceeds from exercise of stock options	2,495	2,200
Purchases of treasury stock	—	(109)
Proceeds from long-term debt	40,000	—
Repayment of long-term debt	(6,000)	—
Deferred financing costs	(936)	—

Net cash provided by financing activities	35,559	2,091

Net increase (decrease) in cash and cash equivalents	2,543	(6,460)

Cash provided by discontinued operations:
Cash provided by operating activities	416	3,125

Net cash provided by discontinued operations	416	3,125

Cash and cash equivalents at beginning of period	3,641	9,196

Cash and cash equivalents at end of period	$6,600	$5,861

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$304	$234

Supplemental disclosure of noncash investing activities:
Note receivable from the sale of Accordis	$—	$5,535

Common stock issued in connection with BSPA acquisition	$24,410	$—

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

          On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair value. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Amortization of expense is recorded on a straight-line basis over the vesting period. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the consolidated statement of operations over the remaining service period after the adoption date based on the award’s original estimate of fair value. Results for prior periods have not been restated.

          Total share-based compensation expense recorded in the condensed consolidated statement of operations for the three and nine months ended September 30, 2006 was $0.5 million and $1.0 million, respectively. As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income for the three and nine months ended September 30, 2006 are $463,000 and $1,035,000 lower than if it had continued to account for share-based compensation under APB 25. Diluted earnings per share for the three and nine months ended September 30, 2006 would have been $0.03 and $0.17, respectively, if the Company had not adopted SFAS 123R, compared to reported diluted earnings per share of $0.02 and $0.14, respectively.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

          The following table illustrates the effect on net income and net income per basic and dilutive common share applicable to common stockholders for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions for stock-based employee compensation of SFAS 123, as amended. For purposes of the pro forma presentation, option forfeitures are accounted for as they occurred and no amount of compensation cost has been capitalized, but instead were considered as period expenses (in thousands, except per share data):

(in thousands, except per share amounts)		Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income, as reported		$3,598	$5,338
Stock-based employee compensation expense included in reported net income		—	—
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		$(358)	$(1,832)

Pro forma net income		$3,240	$3,506

Net income per basic share:	As reported	$0.18	$0.27
	Pro forma	$0.16	$0.18

Net income per diluted share:	As reported	$0.16	$0.23
	Pro forma	$0.14	$0.15

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

          The Company’s 2006 Stock Plan (2006 Plan) was approved by the Company’s shareholders at the Annual Meeting of Shareholders held on June 6, 2006. The purpose of the 2006 Plan is to furnish a material incentive to employees and non-employee Directors of the Company and its subsidiaries by making available to them the benefits of a larger common stock ownership in the Company through stock options and awards. It is believed that these increased incentives stimulate the efforts of employees and non-employee Directors towards the continued success of the Company and its affiliates, as well as assist in the recruitment of new employees and non-employee Directors. A total of 1,000,000 Shares was authorized for issuance pursuant to awards granted under the Plan. Any Shares issued in connection with awards other than Stock Options and Stock Appreciation Rights shall be counted against the 1,000,000 limit described above as one and eight-tenths (1.8) Shares for every one Share issued in connection with such award or by which the award is valued by reference. Any Employee or non-employee Director shall be eligible to be selected as a Participant; provided, however, that Incentive Stock Options shall only be awarded to employees of the Company, or a parent or subsidiary, within the meaning of Section 422 of the Internal Revenue Code of 1984, as amended ( the Code). The option price per Share shall be not less than the fair market value of the shares on the date the option is granted.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the three months ended September 30, 2006, 20,000 options were issued under the 2006 Plan with 603,000 options available for grant under the 2006 Plan.

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

(c)	1995 Non-Employee Director Stock Option Plan

          The Company’s 1995 Non-Employee Director Stock Option Plan (NEDP) was adopted by the Board of Directors on November 30, 1994. Under the NEDP, directors of the Company who are not employees of the Company or its subsidiaries may be granted options to purchase 1,500 shares of common stock of the Company during the fourth quarter of each year commencing with fiscal year 1995. Options for the purchase of up to 112,500 shares of common stock may be granted under the NEDP and the Company will reserve the same number of shares for issuance. The options available for grant are automatically increased to the extent any granted options expire or terminate unexercised. The last awards under the NEDP were in October 2000 and the plan expired in 2005. As of September 30, 2006, 24,000 options were outstanding.

(d)	Options Issued Outside the Plans

          On September 13, 2006, in connection with the acquisition of the Benefits Solution Practice Area (BSPA) of Public Consulting Group, Inc. ( PCG), the Company issued 585,000 options to ten senior executives of BSPA at $14.04, the then current market price. These options were issued as an inducement to these senior executives to join the Company and to adjust for the differences in compensation practices from those employed by PCG. These shares vest 25% per year for four years with the first 25% vesting on September 13, 2007.

(e)	Summary of Options

          Presented below is a summary of the Company’s options for the nine months ended September 30, 2006:

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Shares	Weighted average exercise price	Weighted average remaining contractual terms	Aggregate intrinsic value
Outstanding at
January 1, 2006	5,122	$3.24
Granted	1,230	12.17
Exercised	(1,223)	2.04
Forfeitures	(4)	10.87

Outstanding at
September 30, 2006	5,125	$5.66	6.83	$38,298

Vested or expected to vest at September 30, 2006	4,982	$5.48	0.53	$38,078

Exercisable at September 30, 2006	3,622	$3.36	5.69	$34,961

          The fair value of each option grant was estimated using the Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the Company’s stock. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the interest rate of a 5-year U.S. Treasury note in effect on the date of the grant. The fair value of options granted was $5.84 and $3.24 for the nine months ended September 30, 2006 and 2005, respectively.

          As of September 30, 2006 there was approximately $5.8 million of total unrecognized compensation cost related to stock options outstanding at September 30, 2006. That cost is expected to be recognized over a weighted-average period of 3.0 years. No compensation cost related to stock options was capitalized for the nine months ended September 30, 2006 or 2005.

          The following table summarized the weighted average assumptions utilized in developing the Black-Scholes pricing model:

	Nine months ended September 30,

	2006	2005

Expected dividend yield	0%	0%
Risk-free interest rate	4.9%	3.95%
Expected volatility	38.7%	59%
Expected life	5 years	5.6 years

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

           The following table summarizes information for stock options outstanding at September 30, 2006 (in thousands, except per share data):

Range of exercise prices	Number outstanding as of September 30, 2006	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price

$1.07	162	4.21	$1.07	162	$1.07
1.19	630	4.50	1.19	630	1.19
1.31 - 1.74	182	4.47	1.47	182	1.47
2.48	657	5.38	2.48	657	2.48
2.76 - 3.05	530	7.09	2.95	530	2.95
3.10 - 3.41	559	6.21	3.40	558	3.40
3.42 - 6.44	599	5.11	6.10	519	6.05
6.45 - 6.97	556	8.46	6.95	373	6.95
6.98 - 10.98	641	9.59	10.29	7	7.00
10.99-14.04	605	9.86	14.11	—	—
15.31-23.00	5	0.09	21.36	5	21.36

$1.07 - $23.00	5,126	6.65	$4.51	3,623	$3.34

3.	Basis of Presentation and Principles of Consolidation

	(a)	Organization and Business

          The Company provides a variety of cost containment and payment accuracy services relating to government healthcare programs. These services are in general designed to help our clients recover monies due from liable third parties. The Company operates two businesses through its wholly owned subsidiaries, Health Management Systems, Inc. (HMS) and Reimbursement Services Group Inc. (RSG).

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

(d)	Recent Accounting Pronouncements

          In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires registrants to quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

November 15, 2006 with early application encouraged. The Company plans to adopt SAB 108 in its fiscal fourth quarter. The Company is currently assessing the impact of SAB 108 on its consolidated financial statements.

          In September 2006, the FASB issued SFAS 157 “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements.

          In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN No. 48 and it is not expected to have a material impact on its consolidated financial statements.

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of Accounting Principles Board Opinion (APB) No. 20 and SFAS No. 3,” which changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.

4.	Acquisition

          On September 13, 2006, the Company and its wholly-owned subsidiary, HMS, completed an acquisition of all of the assets used exclusively or primarily in PCG’s BSPA for $80 million in cash and 1,749,800 shares of Holdings common stock and a contingent cash payment of up to $15 million if certain revenue targets are met for the twelve months ending June 30, 2007. BSPA provides a variety of cost avoidance, insurance verification, recovery audit and related services to state Medicaid agencies, children and family services agencies, the U.S. Department of Veterans Affairs, and the Centers for Medicare and Medicaid Services.

          The preliminary allocation of the purchase price is based upon estimates of the assets and liabilities acquired in accordance with SFAS No. 141 “Business Combinations.” The preliminary allocations may be revised in 2006. The acquisition of BSPA is based on management’s consideration of past and expected future performance as well as the potential strategic fit with the long-term goals of the Company. The expected long-term growth, market position and expected synergies to be generated by BSPA are the primary factors which gave rise to an acquisition price which resulted in the recognition of goodwill.

          Following is the computation of the BSPA purchase price:

(in thousands)
Cash	$80,838
Common Stock-1,749,800 shares	24,410

Purchase Price	$105,248

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The preliminary allocation of the aggregate purchase price of this acquisition is as follows:

(in thousands)
Goodwill	$65,574
Identifiable intangible assets	31,240
Net assets acquired	8,434

$105,248

Identifiable intangible assets include customer relationships, backlog and software. The changes in the carrying amount of goodwill, by operating segment, are as follows for the nine months ended September 30, 2006:

(in thousands)	Balance at December 31, 2005	Acquisitions	Adjustments to net assets acquired	Balance at September 30, 2006

Health Management Systems, Inc.	$1,083	$65,574	$—	$66,657
Reimbursement Services Group, Inc.	1,299	—	—	1,299

Total HMS Holdings	$2,382	$65,574	$—	$67,956

Unaudited pro forma results of operations assuming the acquisition was consummated at the beginning of 2005 and 2006 are presented below. The proformas below represent the historical results of the Company combined with those of BSPA for the periods presented, adjusted for specific factually supportable items such as amortization of intangible assets and interest expense. The pro forma results of operations do not include the costs of integration or any nonrecurring costs and are not necessarily indicative of either future results of operations or results that would have been achieved if the acquisitions had been consummated at the beginning of the periods presented below.

(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2006	2005	2006	2005

Total revenue	$31,120	$24,356	$97,734	$75,057

Net income	$3,552	$2,040	$10,205	$4,434

Earnings per share:	—	—	—	—

Basic	$.15	$.09	$.45	$.21

Diluted	$.14	$.08	$.41	$.18

Weighted-average common shares outstanding:
Basic	23,161	21,698	22,861	21,520
Diluted	25,288	24,683	24,928	24,577

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.	Income Taxes

          The current income tax expense in 2006 and 2005 principally arises from alternative minimum tax requirements and federal and state tax liabilities. The Company’s deferred tax provision in 2006 principally relates to the utilization of net operating loss (NOL) carryforwards previously recorded as deferred tax assets to offset current taxable income. The principal difference between the statutory rate of 34% and the Company’s effective rate of 42% is state taxes.

          At September 30, 2006 and December 31, 2005, the Company had a valuation allowance of $3.3 million. The sale of the Company’s Accordis Inc. (Accordis) subsidiary resulted in a capital loss of $6.0 million, which can be carried forward for five years and produced a deferred tax asset of $2.5 million. The Company believes the available objective evidence, principally the capital loss carryforward being utilizable to offset only future capital gains, creates sufficient uncertainty regarding the realizability of its capital loss carryforward, that it is more likely than not, that substantially all of the capital loss carryforward is not realizable. The remaining valuation allowance of $0.9 million relates to certain state NOLs where the Company doesn’t currently operate currently and there is sufficient doubt about the Company’s ability to utilize these NOLs, that it is more likely than not that this portion of the state NOLs are not realizable. The Company does not anticipate that any valuation allowance will be available in 2006 to reduce tax expense.

6.	Earnings Per Share

          Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding during the period. The Company had weighted average common shares and common share equivalents outstanding during the three months ended September 30, 2006 and 2005, of 23,861,532 and 22,933,392, respectively. For the three months ended September 30, 2006 and 2005, the Company had weighted average common shares of 21,734,453 and 19,948,078, respectively. The Company had weighted average common shares and common share equivalents outstanding during the nine months ended September 30, 2006 and 2005 of 23,286,918 and 22,827,368, respectively. For the nine months ended September 30, 2006 and 2005, the Company had weighted average common shares of 21,219,956 and 19,769,927, respectively. The Company’s common share equivalents consist of stock options.

7.	Segment Information

          HMS works on behalf of government healthcare programs to contain costs by recovering expenditures that were the responsibility of a third-party, or that were paid inappropriately. HMS’ clients include state and county Medicaid programs, their managed care plans, state prescription drug programs, child support enforcement agencies, and other public programs. The net assets as of September 30, 2006 and the operating results of BSPA since August 31, 2006 have been included in the HMS segment. Our RSG subsidiary ensures that healthcare providers correctly document services that qualify for special reimbursement through the Medicare Cost Report and other governmental payment mechanisms.

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

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(in thousands)	Total HMS Holdings	RSG	HMS	Corporate

As of and for the three months ended September 30, 2006
Revenue	$21,091	$2,361	$18,055	$675
Operating income (loss)	456	1,034	4,025	(4,603)
Total assets	152,355	4,301	126,020	22,034
Goodwill	67,956	1,299	66,657	—
Depreciation and amortization	3,729	16	3,165	548
Capital expenditures, including investment in software	676	—	483	193

As of and for the three months ended September 30, 2005
Revenue	$17,435	$3,868	$13,342	$225
Operating income (loss)	3,679	2,542	5,339	(4,202)
Total assets	79,370	5,926	19,366	54,078
Goodwill	2,382	1,299	1,083	—
Depreciation and amortization	621	11	188	422
Capital expenditures, including investment in software	348	77	679	(408)

As of and for the nine months ended September 30, 2006
Revenue	$54,319	$5,693	$46,601	$2,025
Operating income (loss)	3,835	2,098	14,347	(12,610)
Total assets	152,355	4,301	126,020	22,034
Goodwill	67,956	1,299	66,657	—
Depreciation and amortization	5,028	45	3,656	1,327
Capital expenditures, including investment in software	2,876	40	2,167	669

As of and for the nine months ended September 30, 2005
Revenue	$42,796	$5,714	$36,857	$225
Operating income (loss)	5,171	2,162	14,610	(11,601)
Total assets	79,370	5,926	19,366	54,078
Goodwill	2,382	1,299	1,083	—
Depreciation and amortization	1,724	21	477	1,226
Capital expenditures, including investment in software	2,579	102	1,365	1,112

Other corporate assets, including cash and cash equivalents, short-term investments, deferred tax assets, deferred financing costs, note receivable from sale of discontinued business (in the 2005 periods), and corporate data processing assets are shown in the corporate category.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.	Restructuring

          The following table presents a summary of the activity in accrued liabilities for restructuring charges (in thousands):

New York Leased Space Reduction

Balance at December 31, 2005	$1,161
Cash payments	(143)
Provision	—

Balance at September 30, 2006	$1,018

9.	Goodwill and Intangible Assets

     The Company performs its annual goodwill impairment test for all reporting units in the second quarter of each year. There has been no impairment of goodwill during the nine months ending September 30, 2006.

Goodwill for the periods as of September 30, 2006 and December 31, 2005 are as follows:

(in thousands)	September 30, 2006	December 31, 2005

Goodwill, net	$67,956	$2,382

10.	Debt

          On September 13, 2006, the Company entered into a credit agreement (the Credit Agreement) among the Company, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A. (JPMCB), as administrative agent, to fund a portion of the purchase price for the Company’s acquisition of the BSPA Assets described in Note 4. The Credit Agreement provides for a term loan of $40 million (the Term Loan) and revolving credit loans of up to $25 million (the Revolving Loan). Borrowings under the Credit Agreement mature on September 13, 2011. The loans are secured by a security interest in favor of the lenders covering the assets of the Company and its subsidiaries. Interest on borrowings under the Credit Agreement is calculated, at the Company’s option, at either (i) LIBOR, including statutory reserves, plus a variable margin based on the Company’s leverage ratio, or (ii) the higher of (a) the prime lending rate of JPMCB, and (b) the Federal Funds Effective Rate plus 0.50%, in each case plus a variable margin based on the Company’s leverage ratio. In connection with the Revolving Loan, the Company agreed to pay a commitment fee, payable quarterly in arrears, at a variable rate based on the Company’s leverage ratio, on the unused portion of the Revolving Loan.

          Commitments under the Credit Agreement will be reduced and borrowings are required to be repaid with the net proceeds of, among other things, sales or issuances of equity (excluding equity issued under employee benefit plans and equity issued to sellers as consideration in acquisitions), sales of assets by the Company and any incurrence of indebtedness by the Company, subject, in each case, to limited exceptions. The obligations of the Company under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default including, without limitation,

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to such matters as ERISA, uninsured judgments and the failure to pay certain indebtedness, and a change of control default.

          In addition, the Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on indebtedness, liens, fundamental changes, dispositions of property, investments, dividends and other restricted payments. The financial covenants include fixed charge coverage and leverage ratios.

          On September 13, 2006, the Company borrowed $40 million under the Term Loan to purchase the BSPA assets. On September 30, 2006, the Company utilized the proceeds from the pay-off of the Accordis note and repaid $6 million of the Term Loan. The Term Loan requires quarterly repayments of $1.7 million beginning December 31, 2006. Fees and expenses related to the Credit Agreement of $0.9 million have been recorded as Deferred Financing Costs (included in Other assets non-current) and will be amortized as interest expense over the five-year life of the credit facilities.

     Long-term debt consists of the following at September 30, 2006:

September 30, 2006
(in thousands except percentages)

Borrowings under the Credit Agreement:
$40 million Term Loan, interest at 7.00%	$34,000
$25 million Revolving Credit	—

Total long-term debt	$34,000
Less current portion of long-term debt	6,800

Long-term debt, net of current portion	$27,200

11.	Discontinued Operation

          On August 31, 2005, the Company sold the stock of Accordis to Accordis Holding Corp. (AHC), an unrelated New York based private company, for $8 million, consisting of cash of $2 million and an interest bearing five-year promissory note of $6 million. The note bore interest at 6% per annum and required semi-annual principal payments of $100,000, with the balance of $5.1 million due in a balloon payment on August 31, 2010. On September 29, 2006, in connection with the sale of AHC, the note was repaid in full and the remaining unamortized discount of $440,000 was recorded in income from discontinued operations.

          A major client of Accordis filed a claim against Accordis in 2003 for certain alleged processing errors in submitting claims on behalf of the client. In connection with the sale of Accordis, the Company agreed to indemnify Accordis and its buyer with respect to this claim and had recorded $0.7 million as a liability for this claim. In May 2006, the Company reached an agreement with the client to settle this matter. The Company paid its customer $1.3 million, of which $1.0 million was from insurance proceeds. The remaining liability balance of $0.2 million, net of legal expenses and taxes, was recorded as income from discontinued operations in the quarter ended June 30, 2006.

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

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

indemnification claim threshold of $250,000 that is computed after taking into account any insurance proceeds. The Company’s liability under the indemnification provisions of the SPA is capped at the purchase price. The Company is not aware of any potential claims under the indemnification provisions of the SPA.

          Concurrent with the sale of Accordis, the Company entered into a three year Data Services Agreement (DSA) to provide data processing services to AHC for $2.7 million per annum, which is reported as revenue in the Company’s financial statements. The DSA contains specific service levels consistent with prior history and provides for revenue increases in the event AHC exceeds certain transaction levels. For the three months and nine months ended September 30, 2006, the Company recorded $0.7 million and $2.0 million of revenue from the DSA.

          Results of operations from the Accordis discontinued operations for the two months and eight months ended August 31, 2005 were as follows (in thousands):

	Two months ended August 31,	Eight months ended August 31,
	2005	2005

Revenue	$4,558	$17,716

Income before income taxes	968	826
Income tax benefit (expense)	(20)	(23)

Loss from discontinued operations	$948	$803

          Income from discontinued operations for the nine months ended September 30, 2006 of $416,000, net of income taxes, resulted from the Accordis note repayment in the current quarter ($255,000 net of tax) and the resolution of a contingent liability ($161,000 net of tax) in the second quarter of 2006.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Critical Accounting Policies

          In the first quarter of 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (SFAS 123R), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. The fair value of options granted will be estimated on the date of grant, which will require certain estimates by us including the expected forfeiture rate and expected term of the option. We also make decisions regarding the method of calculating expected volatilities and the risk free interest rate used in the model. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized over the remaining service period after the adoption date. (See Note 2 to the condensed consolidated financial statements for additional information.) There have been no other changes in our critical accounting policies since December 31, 2005.

          Current Overview

          On September 13, 2006, we completed an acquisition of all of the assets used exclusively or primarily in the Public Consulting Group, Inc (PCG) Benefits Solutions Practice Area (BSPA) for $80 million in cash and 1,749,800 shares of our common stock and a contingent cash payment of up to $15 million if certain revenue targets are met for the twelve months ending June 30, 2007. BSPA provides a variety of cost avoidance, insurance verification, recovery audit and related services to state Medicaid agencies, children and family services agencies, the U.S. Department of Veterans Affairs, and the Centers for Medicare and Medicaid Services.

          On September 13, 2006, we also entered into a credit agreement (the Credit Agreement) among us, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A. (JPMCB), as administrative agent, to fund a portion of the purchase price for the Company’s acquisition of the BSPA Assets. The Credit Agreement provides for a term loan of $40 million (the Term Loan) and revolving credit loans of up to $25 million (the Revolving Loan). Borrowings under the Credit Agreement mature on September 13, 2011. The loans are secured by a security interest in favor of the lenders covering our assets and the assets of our subsidiaries. Interest on borrowings under the Credit Agreement is calculated, at our option, at either (i) LIBOR, including statutory reserves, plus a variable margin based on our leverage ratio, or (ii) the higher of (a) the prime lending rate of JPMCB, and (b) the Federal Funds Effective Rate plus 0.50%, in each case plus a variable margin based on our leverage ratio. In connection with the Revolving Loan, we agreed to pay a commitment fee, payable quarterly in arrears, at a variable rate based on our leverage ratio, on the unused portion of the Revolving Loan.

          The purchase price of $105.2 million (including fees and expenses resulting from the acquisition of $1.0 million) was funded from existing cash resources of $40.8 million, borrowings under our Credit Agreement of $40 million and the issuance of common stock valued at $24.4 million (1,749,800 shares issued at the September 13, 2006 closing price of $13.95). As a result of utilizing existing cash to fund a portion of the purchase price, we anticipate that there will be a significant reduction from historical levels in the amount of interest income that we report in future periods. Additionally, we will incur interest expense on the debt utilized to fund the acquisition. At September 30, 2006, we had $34 million of debt outstanding as we paid down debt by $6 million on September 29, 2006 when the note receivable from the sale of our former Accordis Inc. subsidiary in 2005 to Accordis Holding Corp Inc (AHC) was paid in full as a result of a change in control of AHC. At September 30, 2006, our debt bore interest at LIBOR plus 150 basis points or 6.83%. Additionally, we had deferred financing costs at September 30, 2006 of $938,000 that will be amortized as interest expense over the five-year life of the credit facility, or approximately $50,000 per quarter.

          For its fiscal year ended June 30, 2006, BSPA had revenue of approximately $48 million and an a contribution margin of approximately 40%, after adjusting for certain expenses that we will not be assuming, including certain compensation related expenses, PCG general and administrative expenses and PCG corporate overhead.

          The net assets and results of operations will be presented in our segment reporting as part of Health Management Systems (HMS) as our BSPA business is principally engaged in providing services to state Medicaid agencies similar to the services provided by HMS. In future filings, we will review the appropriateness of our segment reporting as we anticipate that our Reimbursement Services Group (RSG) will no longer meet any reporting thresholds.

          As part of the accounting for the acquisition of BSPA, we are required to allocate the purchase price to the net assets acquired at fair market value. The preliminary allocation of the purchase price is based upon estimates of the assets and liabilities acquired in accordance with SFAS No. 141 “Business Combinations.” The allocations may be revised in 2006. Our preliminary allocation of purchase price has resulted in approximately $65.6 million of the purchase price being recorded as goodwill. The acquisition of BSPA is based on management’s consideration of past and expected future performance as well as the potential strategic fit with the long-term goals of the Company. The expected long-term growth, market position and expected synergies to be generated by inclusion of BSPA are the primary factors which gave rise to an acquisition price which resulted in the recognition of goodwill. Our preliminary allocation of the purchase price resulted in amortization expense in September 2006 of $2.8 million. The identifiable intangible assets have various remaining lives although approximately $4.9 million has been allocated to in process backlog, and will be fully amortized by December 31, 2006. We anticipate that there will be approximately $6.4 million and $4.7 million of intangible amortization in 2006 and 2007, respectively, as a result of the BSPA acquisition, although this is subject to change if we revise our allocation of purchase price.

          The acquisition of BSPA was completed on September 13, 2006 but was effective as of August 31, 2006. Consequently, we have included BSPA operations in our reported results for the month of September 2006. For the month ended September 30, 2006, BSPA reported revenue of approximately $3.8 million. In future filings, we will not be able to disclose the stand-alone contribution margin of BSPA as we have already begun initiatives to integrate its operations with HMS and stand-alone results will not be available.

          We are currently engaged in several initiatives to integrate BSPA and HMS operations. Our primary focus in this effort is to insure that we continue to deliver quality service to our customers as the economics of the acquisition were not predicated on cost synergies, and while we believe that we will ultimately realize cost synergies, that will not be our primary focus in the rest of 2006 and in 2007. We are engaged in a best practices evaluation of all services delivered by both BSPA and HMS to identify the best ways we are serving our clients so that they can be replicated throughout the combined operations. We are also looking at revenue synergies that can be easily attained by applying the HMS knowledge and practices to BSPA data and clients and BSPA knowledge and practices to HMS data and clients. We anticipate that we will begin to realize revenue from this process in 2007. Additionally, we have engaged outside consultants to evaluate the information technology operations of both entities and develop a strategic plan for incorporating technology into our service delivery model. We don’t anticipate any significant results from this evaluation until late in 2007 or early 2008.

          Our revenue, most of which is derived from contingent fees, has historically grown approximately 17% per year for the last four years. With the acquisition of BSPA there will be a significant one-time increase in revenue and we anticipate that in 2006 our revenue will approximate $80 million (with approximately $10 million of that revenue attributable to BSPA contracts) and that our revenue for 2007 will approximate $130 million. Exclusive of the acquisition, growth in our HMS business has been partly attributable to the growth in Medicaid costs, which has averaged approximately 7 % annually. State governments also have increased their use of vendors for coordination of benefits and other cost containment functions, and we have been able to increase our revenue through these initiatives. Leveraging our work on behalf of state Medicaid programs, HMS has begun to penetrate the Medicaid managed care market. Medicaid health plans represent a developing opportunity for us, especially as Medicaid moves more and more of its membership to these plans. We see additional opportunity among the plans that now are beginning to serve the Medicare program – either as Medicare Advantage contractors, which provide a full array of health benefits, or Medicare prescription drug plans, which offer the new drug benefit under Medicare Part D. As of September 30, 2006, we counted 16 health plans – including several of the largest in the nation – as our clients. While there is no certainty that we will be successful in obtaining new contracts, expanding existing contracts, or continuing to leverage internal initiatives to support growth, we are projecting that our revenue will grow approximately 15% in 2007 after adjusting for the one-time revenue impact of the BSPA acquisition.

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

          The following discussions reflect the results of Accordis as discontinued operations in all periods presented. For periods prior to August 31, 2005 (the date of the sale of Accordis), the results of Accordis presented as discontinued operations include that portion of corporate overheads directly attributable to Accordis. Concurrently with the Accordis sale, we also entered into several other agreements including (i) a three year Data Services Agreement (DSA) to provide data processing services to AHC, the purchaser of Accordis, for $2.7 million per annum, and (ii) a Sublease Agreement with AHC for the portion of one floor at its headquarters previously occupied by the Accordis business for 18 months at an annual rent of $0.2 million. As the continuing operations are providing services to Accordis under these agreements, in periods subsequent to August 31, 2005, costs previously attributed to discontinued operations are now presented as part of continuing operations.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

          The following table sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations expressed as a percentage of revenue:

	Three Months Ended September 30,
	2006	2005

Revenue	100.0%	100.0%
Cost of services:
Compensation	42.6%	40.0%
Data processing	8.5%	7.3%
Occupancy	7.8%	7.0%
Direct project costs	15.5%	16.2%
Other operating costs	10.1%	8.4%
Amortization of acquisition related intangibles	13.3%	0.0%

Total cost of services	97.8%	78.9%

Operating income	2.2%	21.1%
Interest expense	-1.6%	0.0%
Net interest income	2.2%	1.9%

Income from continuing operations before income taxes	2.8%	23.0%
Income taxes	1.2%	1.2%

Income from continuing operations	1.6%	21.8%
Income (loss) from discontinued operations	1.2%	(1.2%)

Net income	2.8%	20.6%

          Revenue for the quarter ended September 30, 2006 was $21.1 million, an increase of $3.7 million or 21.0% compared to revenue of $17.4 million in the prior year quarter.

          HMS, which provides third party liability identification and recovery services to state Medicaid agencies and managed care plans, generated revenue of $18.1 million for the three months ended September 30, 2006, a $4.7 million or 35.3% increase over revenue for the three months ended September 30, 2005 of $13.3 million. Revenue from contracts obtained with the BSPA acquisition was approximately $3.9 million. Exclusive of BSPA, revenue from state Medicaid agencies increased by $0.2 million across the comparable client base resulting from specific non-recurring revenue opportunities with certain clients based on their particular needs, differences in the timing of when client projects were completed in the current year compared to the prior year, and changes in the volume, yields and scope of client projects. Non-recurring revenue opportunities are generally situations where we have an opportunity to earn additional revenue from a client, which we do not expect will recur in the current year or that did not exist in the prior year. Revenue from two new state contracts executed in 2005 was $0.6 million. Partially offsetting these increases was a $1.6 million net decrease in revenue for two client whose contract have expired but for which revenue continued through the second quarter of this year. Finally, revenue from managed care plans of $1.9 million increased by $1.6 million over the prior year quarter as revenue from this business in 2005 was heavily weighted to the fourth quarter.

          RSG, which provides reimbursement services for hospitals, generated revenue of $2.4 million for the three months ended September 30, 2006, a $1.5 million or 39.0% decrease from revenue for the three months ended September 30, 2005 of $3.9 million. This decrease primarily reflected a decrease of $1.7 million across the comparable client base resulting from the timing of Medicare cost report adjudication and $0.2 million from three new clients. We anticipate that for the full year RSG revenue growth will be approximately 15-17 % above 2005 revenue.

          Concurrent with the sale of Accordis, we entered into a three year DSA to provide data processing services to AHC for $2.7 million per annum, which is reported as revenue in our financial statements. The DSA contains specific service levels consistent with prior history and provides for revenue increases in the event AHC exceeds certain transaction levels. For the quarter ended September 30, 2006, we recorded $0.7 million of revenue from the DSA, a $0.5 million increase compared to the three month period ended September 30, 2005 in which $0.2 million, or one month of DSA revenue was recorded.

          Compensation expense as a percentage of revenue was 42.6% for the three months ended September 30, 2006 compared to 40.0% for the three months ended September 30, 2005 and for the current quarter was $9.0 million, a $2.0 million or 28.9% increase over the prior year quarter expense of $7.0 million. In the current year quarter ended September 30, 2006, a $0.5 million expense related to stock option awards as required by FAS 123R was recorded. Excluding the impact of FAS 123R and some other allocation adjustments, compensation expense increased 17%. During the quarter ended September 30, 2006, we averaged 450 employees, a 42% increase over our average of 317 employees during the quarter ended September 30, 2005. With the BSPA acquisition effective August 31, 2006, we have added 200 employees to our HMS business and our total headcount at September 30, 2006 is 579. Many of the BSPA employees staff service center jobs.

          Data processing expense as a percentage of revenue was 8.5% for the three months ended September 30, 2006 compared to 7.3% for the three months ended September 30, 2005 and for the current quarter was $1.8 million, an increase of $0.5 million or 40.1% over the prior year quarter expense of $1.3 million. Increases of $0.3 million for hardware and software resulted from upgrading our mainframe platform and $0.1 million resulted from disaster recovery enhancements, data communications increases, and PC upgrades.

          Occupancy expense as a percentage of revenue was 7.8% for the three months ended September 30, 2006 compared to 7.0% for the three months ended September 30, 2005 and for the current quarter was $1.6 million, a $0.4 million or 35.3% increase compared to the prior year quarter expense of $1.2 million. This increase reflected a $0.3 million increase related to additional rent and associated expenses resulting from our BSPA acquisition and other office expansions, including increases in depreciation expense for telephone and office equipment, office equipment rental and real estate taxes.

          Direct project expense as a percentage of revenue was 15.5% for the three months ended September 30, 2006 compared to 16.2% for the three months ended September 30, 2005 and for the current quarter was $3.3 million, a $0.4 million or 15.5% increase compared to prior year quarter expense of $2.8 million. This increase primarily resulted from the utilization of temporary help to support our business needs.

          Other operating costs as a percentage of revenue were 10.1% for the three months ended September 30, 2006 compared to 8.4% for the three months ended September 30, 2005 and for the current quarter were $2.1 million, an increase of $0.7 million or 44.7% compared to the prior year quarter expense of $1.5 million. This increase resulted from additional temporary help and consulting expenses, travel expenses, printing, recruiting and staff development expenses.

          Amortization of acquisition-related intangibles as a percentage of revenue was 13.3% for the three months ended September 30, 2006. There was no acquisition-related amortization of intangibles for the three months ended September 30, 2005. Amortization of intangibles expense of $2.8 million primarily consists of amortization of work-in-progress inventory of $2.4 million and customer relationships of $0.3 million resulting from the purchase of BSPA.

          Operating income for the three months ended September 30, 2006 was $0.5 million compared to $3.7 million for the three months ended September 30, 2005. HMS had operating income of $4.0 million for the quarter ended September 30, 2006 compared to $5.3 million for the quarter ended September 30, 2005. The decrease in HMS operating income resulted from a $2.8 million of amortization of acquisition-related intangibles that was partially offset by the incremental margin resulting from increased revenue. Operating margin as a percentage of revenue in HMS, after adjusting for amortization, was 38% as compared with 40% in the prior year. RSG had operating income of $1.0 million for the quarter ended September 30, 2006 compared to operating income of $2.5 million for the prior year quarter. The decrease in RSG operating income resulted from the $1.5 million decrease in revenue compared to the prior year quarter. Corporate costs which include data processing and general and administrative expenses increased to $4.6 million in the current quarter from $4.2 million in the prior year quarter principally due to stock compensation expense under FAS 123R of $0.5 million recognized in the current year period.

          Interest expense for the three months ended September 30, 2006 is attributable to borrowings under the Term Loan used to finance a portion of the BSPA acquisition. Future interest expense will increase over the current period, as interest was computed for only the month of September. At the current level of debt and interest rate, we would anticipate quarterly interest expense to approximate $0.6 million. Net interest income was $0.4 million for the three months ended September 30, 2006 compared to net interest income of $0.3 million for the three months ended September 30, 2005. With the completion of the BSPA acquisition, we anticipate that net interest income in future periods will not be material.

          Income tax expense of $0.2 million was recorded in the quarter ended September 30, 2006, an increase of less than $0.1 million compared to the quarter ended September 30, 2005 principally due to a deferred tax provision in 2005. In 2006, our current tax provision principally arose from alternative minimum tax requirements and state tax liabilities as we had available net operating loss carryforwards (NOLs) to offset current taxable income. In 2005, we recognized decreases in the valuation allowances associated with our ability to utilize NOLs and as a result, no deferred tax provision was recognized in 2005. In 2006, we don’t anticipate any available reductions in our remaining valuation allowance and our deferred tax provision principally relates to the utilization of net operating loss carryforwards, previously recorded as deferred tax assets, to offset current taxable income. Effectively, our available NOLs are offsetting our income on a cash basis (resulting in our paying cash taxes under the alternative minimum tax [AMT] system) but the utilization of NOLs previously recorded in deferred tax assets results in a deferred tax provision. The principal difference between the statutory rate of 34% and our effective rate of 42.7% is state taxes.

          As more fully discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements, we reported the results of Accordis as discontinued operations for all periods presented. Income from discontinued operations in the period ended September 30, 2006 resulted from the resolution of a contingent liability issue and when the Accordis note receivable was paid off, the remaining unamortized discount on note receivable was recorded as income.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

          The following table sets forth, for the periods indicated, certain items in our condensed consolidated statements of income expressed as a percentage of revenue:

	Nine Months Ended September 30
	2006	2005

Revenue	100.0%	100.0%
Cost of services:
Compensation	45.9%	44.6%
Data processing	8.8%	7.9%
Occupancy	7.9%	7.8%
Direct project costs	15.1%	16.8%
Other operating costs	10.0%	10.8%
Amortization of acquisition related intangibles	5.2%	0.0%

Total cost of services	92.9%	87.9%

Operating income	7.1%	12.1%
Interest expense	-0.6%	0.0%
Net interest income	2.8%	1.8%

Income from continuing operations before taxes	9.3%	13.9%
Income tax expense	3.9%	0.6%

Income from continuing operations	5.4%	13.3%
Income (loss) from discontinued operations	0.8%	(0.8%)

Net income	6.2%	12.5%

          Revenue for the nine months ended September 30, 2006 was $54.3 million, an increase of $11.5 million or 26.9% compared to revenue of $42.8 million in the prior year period.

          HMS, which provides third party liability identification and recovery services to state Medicaid agencies and managed care plans, generated revenue of $46.6 million for the nine months ended September 30, 2006, a $9.7 million or 26.4% increase over revenue for the nine months ended September 30, 2005 of $36.9 million. Revenue from contracts obtained with the BSPA acquisition was approximately $3.9 million. Exclusive of BSPA, revenue from state Medicaid agencies increased by $4.9 million across the comparable client base resulting from specific non-recurring revenue opportunities with certain clients based on their particular needs, differences in the timing of when client projects were completed in the current year compared to the prior year, and changes in the volume, yields and scope of client projects. Non-recurring revenue opportunities are generally situations where we have an opportunity to earn additional revenue from a client, which we do not expect will recur in the current year or that did not exist in the prior year. Revenue from two new state contracts executed in 2005 was $0.7 million. Partially offsetting these increases was a $4.2 million net decrease in revenue related to two clients whose contracts expired but for which revenue continued through the second quarter of this year. Both of these contracts were part of the contracts acquired with the BSPA business, but at lower fee rates than our old contract rates. Finally, revenue from managed care plans of $4.9 million increased by $2.5 million over the prior year quarter as revenue from this business in 2005 was heavily weighted to the fourth quarter.

          RSG, which provides reimbursement services for hospitals, generated revenue of $5.7 million for the nine months ended September 30, 2006, virtually unchanged from revenue for the nine months ended September 30, 2005 of $5.7 million. This reflected a decrease of $0.3 million across the comparable client base resulting from the timing of Medicare cost report adjudication. Revenue of $0.4 million resulting from three new customers was partially offset by a decrease of $0.1 million associated with a contract expiration. We anticipate that for the full year RSG revenue growth will be approximately 15-17% above 2005 revenue.

          Concurrent with the sale of Accordis as of August 31, 2005, we entered into a three year DSA to provide data processing services to AHC for $2.7 million per annum, which is reported as revenue in our financial statements. The DSA contains specific service levels consistent with prior history and provides for revenue increases in the event AHC exceeds certain transaction levels. For the nine month period ended September 30, 2006, we recorded $2.0 million of revenue from the DSA, a $1.8 million increase compared to the nine month period ended September 30, 2005 in which $0.2 million, or one month of DSA revenue was recorded.

          Compensation expense as a percentage of revenue was 45.9% for the nine months ended September 30, 2006 compared to 44.6% for the nine months ended September 30, 2005 and for the current period was $24.9 million, a $5.8 million or 30.6% increase over the prior year period expense of $19.1 million. The nine months ended September 30, 2005 included a reduction to compensation expense of $1.3 million related to charges to discontinued operations that did not recur this year. In the current year period ended September 30, 2006, a $1.0 million expense related to stock option awards as required by FAS 123R was recorded. Partially offsetting these increases to compensation expense in the current year quarter was a decrease of $0.5 million related to increased capitalized software development. Excluding these three items, compensation expense increased 19%. During the nine months ended September 30, 2006, we averaged 387 employees, a 28% increase over our average of 304 employees during the nine months ended September 30, 2005. With the BSPA acquisition we have added 200 employees to our HMS business and our total headcount at September 30, 2006 is 579. Many of the BSPA employees staff service center jobs.

          Data processing expense as a percentage of revenue was 8.8% for the nine months ended September 30, 2006 compared to 7.9% for the nine months ended September 30, 2005 and for the current period was $4.8 million, an increase of $1.4 million or 41.7% over the prior year period expense of $3.4 million. Increases of $0.7 million for hardware and software resulted from upgrading our mainframe platform. Last year’s expense included a credit of approximately $0.3 million for data processing expense charged to discontinued operations. Finally, a $0.3 million increase resulted from disaster recovery enhancements, data communications increases, and PC upgrades.

          Occupancy expense as a percentage of revenue was 7.9% for the nine months ended September 30, 2006 compared to 7.8% for the nine months ended September 30, 2005 and for the current period was $4.3 million, a $0.9 million or 27.9% increase compared to the prior year period expense of approximately $3.4 million. This increase reflected a $0.6 million increase related to additional rent and associated expenses resulting from our BSPA acquisition and other office expansions, including increases in depreciation expense for telephone and office equipment, office equipment rental and real estate taxes. Last year’s expense included a credit of $0.3 million increase for occupancy costs charged to discontinued operations that did not recur this year.

          Direct project expense as a percentage of revenue was 15.1% for the nine months ended September 30, 2006 compared to 16.8% for the nine months ended September 30, 2005 and for the current period was $8.2 million, a $1.0 million or 14.4% increase compared to prior year period expense of $7.2 million. This increase primarily resulted from the increased subcontractor expense, temporary help, data-related and travel associated with delivery of services related to HMS revenue growth. As a percentage of revenue, direct project costs decreased due to revenue composition with lower subcontractor participation than previously utilized by HMS and RSG.

          Other operating costs as a percentage of revenue were 10.0% for the nine months ended September 30, 2006 compared to 10.8% for the nine months ended September 30, 2005 and for the current period were $5.4 million, an increase of $0.8 million or 17.6% compared to the prior year period expense of $4.6 million. This increase resulted from a $0.4 million net increase in temporary help, consulting and marketing partner expenses, a $0.3 million increase travel expenses, and a total $0.6 million increase for recruiting, staff development and public company expenses. Partially offsetting these increases was a $0.5 million decrease in legal fees.

          Amortization of acquisition-related intangibles as a percentage of revenue was 5.2% for the nine months ended September 30, 2006. There was no amortization of acquisition-related intangibles for the nine months ended September 30, 2005. Amortization of intangibles expense of $2.8 million primarily consists of amortization of work-in-progress inventory of $2.4 million and customer relationships of $0.3 million resulting from the purchase of BSPA

          Operating income for the nine months ended September 30, 2006 was $3.8 million compared to $5.1 million for the nine months ended September 30, 2005. HMS had operating income of $14.3 million for the period ended September 30, 2006 compared to $14.6 million for the period ended September 30, 2005. The decrease in HMS operating income resulted from a $2.8 million of amortization of acquisition-related intangibles that was partially offset by the incremental margin resulting from increased revenue. Operating margin as a percentage of revenue in HMS, after adjusting for amortization, was 36.9% as compared with 39.6% in the prior year. RSG had operating income of $2.1 million for the period ended September 30, 2006 compared to operating income of $2.2 million for the prior year period. The decrease in RSG operating income resulted from a $0.6 million increase in compensation, occupancy and other operating expenses substantially offset by a $0.5 million decrease in direct costs. Corporate costs which include data processing and general and administrative expenses increased to $12.6 million in the current quarter from $11.6 million in the prior year quarter principally due to stock compensation expense under FAS 123R of $0.4 million recognized in the current year period.

          Interest expense of $0.3 million for the nine months ended September 30, 2006 is attributable to borrowings under the Term Loan used to finance a portion of the BSPA acquisition. Future interest expense will increase over the current period, as interest was only computed for the month of September. At the current level of debt and interest rate we would anticipate quarterly interest expense to approximate $0.6 million. Net interest income was $1.5 million for the nine months ended September 30, 2006 compared to net interest income of $0.8 million for the nine months ended September 30, 2005. With the completion of the BSPA acquisition, we anticipate that net interest income in future periods will not be material.

          Income tax expense of $2.1 million was recorded in the period ended September 30, 2006, an increase of approximately $1.9 million compared to the period ended September 30, 2005 principally due to a deferred tax provision in 2006. In both 2006 and 2005, our current tax provision principally arose from alternative minimum tax requirements and state tax liabilities as we had available NOLs to offset current taxable income. In 2005, we recognized decreases in the valuation allowances associated with our ability to utilize NOLs and as a result, no deferred tax provision was recognized in 2005. In 2006, we don’t anticipate any available reductions in our remaining valuation allowance and our deferred tax provision principally relates to the utilization of net operating loss carryforwards, previously recorded as deferred tax assets, to offset current taxable income. Effectively, our available NOLs are sheltering our income on a cash basis (resulting in our paying cash taxes under the AMT system) but the utilization of NOLs previously recorded in deferred tax assets results in a deferred tax provision. The principal difference between the statutory rate of 34% and our effective rate of 41.7% is state taxes.

          As more fully discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements, we reported the results of Accordis as discontinued operations for all periods presented. Income from discontinued operations in the period ended September 30, 2006 resulted from the resolution of a contingent liability issue in the second quarter and from the Accordis note receivable being paid off early and the remaining unamortized discount on note receivable was recorded as income.

Off-Balance Sheet Financing Arrangements

          We do not have any off-balance sheet financing arrangements, other than operating leases discussed below.

Liquidity and Capital Resources

          Historically, our principal source of funds has been operations and we had cash, cash equivalents and short-term investments significantly in excess of our operating needs. These excess funds were generally invested in short-term, interest yielding investments. To fund the BSPA acquisition, we utilized $40.8 million of our existing cash and borrowed an additional $40 million on the Term Loan. The total of $80.8 million appears in the statement of cash flows as cash used in investing activities. Approximately $24.4 million of the purchase price was in the form of Company stock and as a non-cash item is not reflected in the body of the cash flow statement but is presented in the supplemental data as a non-cash investing activity.

          For the period ended September 30, 2006, cash provided by operations was $7.8 million compared to $1.6 million for the prior year period. The current year period’s difference between the $7.8 million of cash provided by operations and net income of $3.4 million is principally due to non-cash charges including depreciation and amortization expense of $5 million, stock compensation expense of $1 million and the change in deferred taxes of $2.1 million. These amounts were partially offset by a reduction in accounts payable and accrued expenses of $2.1 million principally due to the timing of payments on capital additions. During the current year period, cash used in investing activities was $40.8 million, reflecting the purchase of BSPA for $80.8 million in cash, which was substantially reduced by $37.5 million in net sales of short-term investments to fund the cash consideration of the BSPA acquisition. In addition, $1.9 million was invested in property, equipment and software development and deferred financing costs of $0.9 million were incurred in connection with the new credit facilities. Cash provided by financing activities of $35.6 million consisted of net proceeds of $40 million from our Term Loan reduced by the repayment of $6 million on the Term Loan as a result of the Accordis note being paid off on September 29, 2006 and $2.5 million received from option exercises.

          At September 30, 2006, we had $34 million of debt outstanding of the $40 million term loan originally borrowed to fund the BSPA acquisition. On September 29, 2006, we paid down debt by $6 million when the note receivable from the sale of our former Accordis subsidiary in 2005 to AHC was paid in full as a result of a change in control of AHC. The Term Loan will require us to make quarterly payments of $1.7 million. The terms of the BSPA acquisition also provide for a contingent cash payment of up to $15 million if certain revenue targets are met for the twelve months ending June 30, 2007. At September 30, 2006, our cash and cash equivalents and net working capital were $6.0 million and $21.3 million, respectively. Although we expect that operating cash flows will continue to be a primary source of liquidity for both our operating needs and the contingent BSPA consideration, we also have a $25 million Revolving Credit facility available for future cash flow needs. Operating cash flows could be adversely affected by a decrease in demand for our services. Our typical client relationship, however, usually endures several years, and as a result we do not expect any current decrease in demand.

          The number of days sales outstanding (DSO) at September 30, 2006, appears to have increased significantly over prior periods. Due to the timing of the BSPA acquisition, we have a full quarter of accounts receivable recorded at September 30, 2006 but only one month of revenue in our reported results of operations, creating a mismatch between the numerator and denominator in the DSO computation. Excluding BSPA entirely from the computation, DSO at September 30, 2006 is approximately 79 days, which is an increase of approximately ten days from last quarter.

          We estimate that we will purchase approximately $5 million of property and equipment during 2006, including $2 million of hardware, software licenses and leasehold improvements necessary to integrate the operations of BSPA into our computer networks and facilities. BSPA operated in approximately 16 locations and we have been or will be assigned the facility leases in ten of those locations and will be subtenants in the remaining six offices, principally on a short-term basis while we transition these operations to other offices. The payments due by period for our contractual obligations, consisting principally of facility lease obligations and equipment rental and software license obligations, are as follows (in thousands):

	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 years

Operating leases	$34,367	$5,502	$10,559	$8,905	$9,400

          We have entered into sublease arrangements for some of our facility obligations and expect to receive the following rental receipts (in thousands):

Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 years

$5,805	$1,693	$1,449	$1,176	$1,487

          On May 28, 1997, the Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not in excess of $10 million. On February 24, 2006, the Board of Directors increased the authorized aggregate purchase price by $10 million to an amount not to exceed $20 million. During the nine months ended September 30, 2006, no purchases were made. Cumulatively since the inception of the repurchase program, we have repurchased 1,644,916 shares having an aggregate purchase price of $9.4 million.

Recent Accounting Pronouncements

          In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. We plan to adopt SAB 108 in our fiscal fourth quarter and are currently assessing the impact of SAB 108 on our consolidated financial statements.

          In September 2006, the FASB issued SFAS 157 “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact of adopting SFAS 157 on our financial statements. In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of FIN No. 48 and it is not expected to have a material impact on our consolidated financial statements.

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of Accounting Principles Board Opinion (APB) No. 20 and SFAS No. 3,” which changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The adoption of this guidance has not had a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

          The Company has $34 million of variable rate debt outstanding. A 1% increase in interest rates, due to increased rates nationwide, would result in $340,000 of additional annual interest payments which is not significant to the Company. The table below provides information about certain liabilities that are sensitive to changes in interest rates and presents cash flows.

(in thousands)
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Market Value

Term loan	$1,700	$6,800	$6,800	$6,800	$6,800	$5,100	$34,000	$34,000

Item 4. Controls and Procedures

          As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon our evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

          There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

The acquisition of the BSPA group from PCG as of September 13, 2006, has resulted in management identifying additional Risk Factors, which are discussed below. These items should be read in conjunction with the discussion of Risk Factors include in Part 1 Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

Successful integration of the PCG’s Benefits Solutions Practice Area (BSPA) into HMS Holdings Corp is dependent on several factors, and the failure to realize the expected benefits of the acquisition of the BSPA could have an adverse effect on our operations.

          We acquired BSPA from PCG on September 13, 2006, and, as a result, we significantly increased the size of our operations and business. We cannot assure you that we will be able to integrate the operations of the BSPA without encountering difficulties. Any difficulty in integrating the operations of BSPA successfully could have a material adverse effect on our business, financial condition, results of operations or prospects, and could lead to a failure to realize the anticipated benefits of the acquisition. Moreover, our management will be required to dedicate substantial time and effort to the integration of BSPA. During the integration process, these efforts could divert management’s focus and resources from other strategic opportunities and operational matters.

Our indebtedness results in significant debt service obligations and limitations.

          We have significant debt service obligations. Substantially all of our assets used in our business operations secure our obligations under our credit facilities. Our indebtedness may pose important consequences to investors, including the risks that:

•

we will use a substantial portion of our cash flow from operations to pay principal and interest on our debt, thereby reducing the funds available for acquisitions, working capital, capital expenditures and other general corporate purposes;

•	increases in our borrowings under our credit facilities may make it more difficult to satisfy our debt obligations;

•	some of our borrowings under our credit facilities may bear interest at variable rates, which could create higher debt service requirements if market interest rates increase;

•	our degree of leverage may limit our ability to withstand competitive pressure and could reduce our flexibility in responding to changes in business and economic conditions; and

•	our degree of leverage may hinder our ability to adjust rapidly to changing market conditions and could make us more vulnerable to downturns in the economy or in our industry.

          If we cannot generate sufficient cash flow from operations to meet our obligations, we may be forced to reduce or delay acquisitions and other capital expenditures, sell assets, restructure or refinance our debt, or seek additional equity capital. There can be no assurance that these remedies would be available or satisfactory. Our cash flow from operations will be affected by prevailing economic conditions and financial, business and other factors which may be beyond our control.

We may not be able to realize the entire book value of goodwill from acquisitions.

          As of September 30, 2006, we have approximately $68.0 million of goodwill. We have implemented the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires that existing goodwill not be amortized, but instead be assessed annually for impairment or sooner if circumstances indicate a possible impairment. We will monitor for impairment of goodwill on past and future acquisitions. In the event that the book value of goodwill is impaired, any such impairment would be charged to earnings in the period of impairment. There can be no assurances that future impairment of goodwill under SFAS No. 142 will not have a material adverse effect on our business, financial condition or results of operations. Management performs the goodwill valuation.

We are dependent on information suppliers. If we are unable to manage successfully our relationships with a number of these suppliers, the quality and availability of our services may be harmed.

          We obtain some of the data used in our services from third party suppliers and government entities. If a number of suppliers are no longer able or are unwilling to provide us with certain data, we may need to find alternative sources. If we are unable to identify and contract with suitable alternative data suppliers and integrate these data sources into our service offerings, we could experience service disruptions, increased costs and reduced quality of our services. Additionally, if one or more of our suppliers terminates our existing agreements, there is no assurance that we will obtain new agreements with third party suppliers on terms favorable to us, if at all. Loss of such access or the availability of data in the future due to increased governmental regulation or otherwise could have a material adverse effect on our business, financial condition or results of operations.

Item 2. Recent Sales of Unregistered Securities

          On September 13, 2006, we completed our purchase of the assets of BSPA of PCG and issued 1,749,800 shares of its common stock for the purchase of the BSPA assets. In connection with this purchase, we entered into an agreement to register the shares with the SEC within 60 days from the completion of the BSPA purchase. The issuance of these shares were exempt from the registration requirements of the Securities Act of 1933,as amended, pursuant to Section 4(2) of the Act.

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

Date:	November 9, 2006		HMS HOLDINGS CORP.

(Registrant)

		By:	/s/ Robert M. Holster

Robert M. Holster
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Thomas G. Archbold

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