Form 10-K
period 2006-12-31
HMS HOLDINGS CORP
filed 2007-03-09
CIK 1196501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the transition period from ___________________ to ______________________

Commission File Number: 0-50194

HMS HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

	New York	11-3656261
	(State or other jurisdiction of	(I.R.S. Employer
	incorporation or organization)	(Identification No.)

	401 Park Avenue South, New York, New York	10016
	(Address of principal executive offices)	(Zip Code)

(212) 725-7965
(Registrant’s telephone number, including area code)
____________________________________________

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock
(Title of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

      Yes [ ] No [X ]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of the Act. [   ]

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

     Large accelerated filer [   ]          Accelerated filer [ X]           Non-accelerated filer [   ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

     Yes [   ] No [X]

     Aggregate market value of voting stock held by non-affiliates as of June 30, 2006 was $235 million.

     The approximate aggregate market value of the registrant’s common stock, $0.01 par value, held by non-affiliates (based on the last reported sales price on the Nasdaq Stock Market) was $_____ million at March 7, 2007.

     The number of shares common stock, $0.01 par value, outstanding as of March 7, 2007 was 23,428,011.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A on or before April 30, 2007 are incorporated in Part III of this report.

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

PART I

Item 1. Business

Overview

     HMS Holdings Corp. (Holdings or the Company) provides a variety of cost avoidance, coordination of benefits, and program integrity services to government healthcare programs. These services help customers recover amounts due from third parties, reduce costs, and ensure regulatory compliance. They are offered through our Health Management Systems, Inc. (HMS) subsidiary.

     HMS’s customers are State Medicaid agencies, government-sponsored managed care plans, child support agencies, the Veterans Health Administration, and other public programs. We help these programs contain healthcare costs by identifying third party insurance coverage and recovering expenditures that were the responsibility of the third party, or that were paid in error. The identification of other insurance coverage also helps these programs to avoid future expenditures.

     In September 2006, the Company acquired a competitor, the Benefits Solutions Practice Area (BSPA) of Public Consulting Group, Inc. The transaction increased the size of the Company’s business by approximately 70%.

The Healthcare Environment

     In 2006, the nation’s healthcare reimbursement system continued to grow more complex, creating new regulatory and economic pressures for healthcare payors and providers. Such complexity is derived in part from the way in which government healthcare programs are organized in the United States. Medicare, the healthcare program for the elderly, is administered by the Centers for Medicare and Medicaid Services (CMS), an agency of the U.S. Department of Health and Human Services. Medicaid, the program that provides medical assistance to eligible needy persons, is regulated by CMS but administered by state healthcare agencies. Many beneficiaries of both Medicare and Medicaid are enrolled in managed care plans, which have the responsibility for both patient care and claim adjudication. The specific requirements and protocols for reimbursement differ among fiscal agents (who process claims for reimbursement) and among states. In addition, health insurance companies and self-insured employers have their own procedures for claim reimbursement, which differ from state to state and region to region. The result is a continually evolving and expanding maze of requirements for healthcare reimbursement.

     Within Medicare, the implementation of the Part D prescription drug benefit in 2006 confronted state healthcare agencies with new costs and responsibilities. The benefit added additional payors to the types of entities that cover healthcare costs and overlaid a complex coinsurance formula on pharmacy claims.

     As government healthcare programs expand, there is increased pressure at the state and federal level to contain costs. Government healthcare spending, including Medicare and Medicaid, grew at twice the rate of the broader economy in 2006. A variety of legislation has sought to ensure efficient and effective government healthcare spending at both the Federal and state levels.

     The Medicare Modernization Act of 2003 (Section 306) directs the secretary of the U.S. Department of Health and Human Services to demonstrate the use of Recovery Audit Contracts (RACs) under the Medicare Integrity Program in identifying underpayments and overpayments, and recouping overpayments under the Medicare program.

     The Deficit Reduction Act (DRA), signed into law in February 2006, established a new Medicaid Integrity Program to increase the government’s capacity to prevent, detect, and address fraud and abuse in Medicaid program. It is seen as the most significant single dedicated investment the federal government has made in ensuring the integrity of the program.

     Under the Social Security Act (Act), States are required to take all reasonable measures to ascertain the legal liability of “third parties” for healthcare services provided to Medicaid recipients. The recent DRA added new entities—self-insured plans, pharmacy benefits managers (PBMs) and other “legally responsible” parties—to the list of entities subject to the provisions of the Act. CMS has agreed to provide guidance to states on when they must have laws in place to implement DRA requirements for third party liability, and to determine exactly which entities are required to provide states with coverage and other data.

Principal Products and Services

     The demand for HMS’ services arises from the small but significant percentage of government funds spent in error, where either another payor was actually responsible for the service, or a mistake was made in applying complex claim processing rules. Our services focus on containing costs by reducing error rates.

     For example, Medicaid is by law the “payor of last resort” for low-income Americans, designed to cover the cost of care that other healthcare benefits do not. It is for this reason that the Federal government requires that states attempt to recover payments made on behalf of beneficiaries with other health insurance. Since 1985, the Company has provided state Medicaid agencies with services to identify the other parties with liability for Medicaid claims, and more recently, has provided these services to Medicaid health plans.

     The Company’s services draw upon its proprietary information management and data mining techniques, and include coordination of benefits, cost avoidance, and program integrity. In 2006, the Company recovered more than $1 billion dollars for its clients, and with the data provided to clients, prevented the expenditure of several billion more.

  Coordination of benefits services route claims already paid by a government program to the liable third party, which then reimburses the government payor. State Medicaid programs, Medicare, the Veterans Health Administration, and child support agencies must all coordinate benefits with other payors to ensure the appropriate administration of funds. By properly coordinating benefits, these programs are able to recover dollars spent in error and avoid future costs.
  Cost avoidance services provide validated insurance coverage information that is used by government payors to reject claims that are the responsibility of a third party, typically a group health plan sponsored by a beneficiary’s employer. With verified insurance information, healthcare payors can avoid future costs.

  Program integrity services are designed to review claims paid by government programs, identify payments errors, and then recoup the erroneous payments. The Company assists States in ensuring integrity and accuracy of medical and pharmacy claims through audits, data mining, clinical review, repricing, and recoupment services.
  The Reimbursement Services Group (RSG) of Holdings provides Medicare bad debt cost reporting and Disproportionate Share claiming services to healthcare providers.

     To perform its services, the Company aggregates medical claim, health insurance and other data for beneficiaries from a variety of sources. The data is mined to identify instances of health insurance coverage, or claims that were paid in error for administrative or clinical reasons. The Company provides its clients with ways to recover funds or avoid future errors, including providing validated primary insurance coverage, generating electronic claims to liable third parties, documenting liens that attach to personal injury litigation and estates, and enrolling children under the insurance of non-custodial and custodial parents.

Customers

     A majority of the Company’s customers are State Medicaid agencies and other state-administered programs. In 2006, the Company also increased its penetration into the Medicaid managed care market, as states increased their use of contracted health plans. At the conclusion of 2006, the Company served 40 State Medicaid agencies and 19 Medicaid health plans.

     HMS also provides coordination of benefits and third party insurance identification services to the 21 Veterans Integrated Service Networks (VISNs) of the Veterans Health Administration, and child support agencies in 15 states.

     In most cases, customers pay HMS contingency fees calculated as a percentage of the amounts recovered, or fixed fees for cost avoidance data. Most contracts have terms of three to four years.

     The Company’s largest client is the Florida Agency for Health Care Administration. This client accounted for 11%, 15%, and 14% of the Company’s total revenue in the years ended December 31, 2006, 2005, and 2004, respectively. The Company provides services to this client pursuant to a contract awarded in November 2001 for a three-year period, with a three-year renewal through October 2007. The Company’s second largest client is the New Jersey Department of Human Services. This client accounted for 11%, 10%, and 14% of the Company’s total revenue in the years ended December 31, 2006, 2005, and 2004, respectively. The Company provides services to this client pursuant to a contract awarded in March 2001 for a three-year period, with renewals through February 2007. This customer has been a client of the Company since 1985. The loss of either one of these contracts would have a material impact upon the Company’s financial position or results of operations.

     The clients constituting our ten largest clients change periodically. The concentration of revenue in such accounts was 51%, 71% and 71% of our revenue in the fiscal years ended December 31, 2006, 2005, and 2004, respectively. In many instances, we provide our services pursuant to agreements subject to competitive re-procurement. All of these agreements expire between 2007 and 2010. We cannot provide any assurance that any of these agreements will be renewed and, if renewed, that the fee rates will be equal to those currently in effect.

Market Trends/Opportunities

     Containing healthcare expenditures presents challenges for government due to the number and variety of programs at the state and federal level, the government appropriations process, and the rise in the cost of care and number of beneficiaries. While total U.S. healthcare spending slowed for the third consecutive year in 2005, rising 6.9% compared to 7.2% in 2004, spending reached nearly $2 trillion, and accounted for 16% of gross domestic product. Medicaid and Medicare spending in particular is fueling this growth. Together, these entitlement programs cost the U.S. more than $655 billion in 2005, and their expenditure growth outpaced that of other public and private programs. Moreover, the growth is expected to accelerate. Medicare’s prescription drug benefit, introduced in January 2006, increased the program’s share of the nations’ prescription-drug spending to 22% in 2006 from 2% in 2005.

     Costs for Medicaid—the single largest and fastest-rising expenditure for state government—have been rising steadily for several years. In fiscal year 2007, Medicaid spending is projected to grow by 5%, up from 2.8% in 2006. Medicaid continues to be a major budget issue for states. According to The Fiscal Survey of States published in December 2006 by the National Governors Association and the National Association of State Budget Officers, Medicaid expenditures increased by 7.7% in fiscal 2006, while federal funds increased by 2.9%.

      A report issued in September 2006 by the Government Accountability Office estimates that on average 13% of Medicaid beneficiaries have private health insurance coverage at some time during their Medicaid enrollment, exceeding previous estimates. For a healthcare system as large as our nation’s, this represents a significant opportunity.

      Finally, both the Federal government and a number of states, including California, Massachusetts, and Pennsylvania, have put forth health reform proposals aimed at containing healthcare costs while providing healthcare coverage to the uninsured. In addition, the new Democratic Congress is setting an ambitious healthcare agenda as they look to expand State Children’s Health Insurance Programs (S-CHIP) nationwide.

Competition

     In addition to the States themselves, which may elect to perform coordination of benefits and cost avoidance functions in-house, HMS competes primarily with large business outsourcing and technology firms, and with small regional firms specializing in one or more of our services. Against these competitors, the Company typically succeeds on the basis of its leadership position in the marketplace, extensive benefit eligibility database, proprietary systems and processes, existing relationships, and pricing.

Business Strategy

     Over the course of 2007, the Company expects to grow its business through a number of strategic initiatives.

     Ride organic growth. HMS will continue to tap demand for its services created by the steadily increasing expenditures of government-funded healthcare, including in the managed care arena as greater portions of the Medicaid and Medicare population enroll in contracted, risk-bearing health plans or prescription drug plans.

     Strengthen regulatory framework. HMS will take advantage of congressional and state legislation reinforcing the ability of government agencies to secure health insurance information from health insurers.

     Expand scope. HMS will actively solicit existing clients for additional processing scope, extending its reach to new services and claim types, and earlier access to claim data.

      Increase yield. We will implement new technology and processes to improve the quality of data we secure from carriers and providers, enabling us to increase recovery rates on claims we submit for clients. As states enact legislation to implement DRA regulations, the Company will work with its Medicaid clients to make full use of their new cost recovery powers in order to further increase yield.

     Add new clients. The Company will continue to market to additional programs, including S-CHIPip, Medicaid managed care plans, and Medicare Advantage Plans.

     Add New Services. Where opportunities exist, the Company will continue to add services closely related to cost containment through internal development and/or acquisition.

Employees

     As of December 31, 2006, we had 578 employees. No employees are covered by a collective bargaining agreement or are represented by a labor union. We believe our relations with our employees are good.

Financial Information About Industry Segments

     Specific financial information with respect to our industry segments is provided in Note 16, Segments and Geographical Information, of the Notes to Consolidated Financial Statements.

Available Information

      We maintain a website that contains various information about us and our services. It is accessible at www.hmsholdings.com. Through our website, shareholders and the general public may access free of charge (other than any connection charges from Internet service providers) filings we make with the Securities and Exchange Commission (SEC) as soon as practicable after filing. Filing accessibility in this manner includes the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and Proxy Statements. Additionally, our corporate governance materials, including the charters of the Audit, Compensation and Compliance Committees; and the code of ethical behavior may also be found under the “Company Overview/Corporate Governance” section of our web site. We make no provisions for waivers of the code of ethical behavior. A copy of the foregoing corporate governance materials is available upon written request.

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

We Face Significant Competition For Our Services

     Competition for our services is expected to increase. Increased competition could result in reductions in our prices, gross margins and market share. We compete with other providers of healthcare information management and data processing services, as well as healthcare consulting firms. Some competitors have formed business alliances with other competitors that may affect our ability to work with some potential customers. In addition, if some of our competitors merge, a stronger competitor may emerge.

     Current and prospective customers also evaluate our capabilities against the merits of their existing information management and data processing systems and expertise. Major information management systems companies, including those specializing in the healthcare industry, that do not presently offer competing services may enter our markets. Many of our potential competitors have significantly greater financial, technical, product development, marketing and other resources, and market recognition than we have. As a result, our competitors may be able to respond more quickly to new or emerging technologies, changes in customer requirements and changes in the political, economic or regulatory environment in the healthcare industry. In addition, several of our competitors may be in a position to devote greater resources to the development, promotion, and sale of their services than we can.

Simplification Of The Healthcare Payment Process Could Reduce The Need For Our Services

     The complexity of the healthcare payment process, and our experience in offering services that improve the ability of our customers to recover incremental revenue through that process, have been contributing factors to the success of our service offerings. Complexities of the healthcare payment process include multiple payors, and the coordination and utilization of clinical, operational, financial and/or administrative review instituted by third-party payors in an effort to control costs and manage care. If the payment processes associated with the healthcare industry are simplified, the need for our services, or the price customers are willing to pay for our services, could be reduced.

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

We Are Subject To Extensive Government Regulation, And Any Violation Of The Laws And Regulations
Applicable To Us Could Reduce Our Revenue And Profitability And Otherwise Adversely Affect Our
Operating Results.

     Our business is regulated by the federal government and the states in which we operate. The laws and regulations governing our operations are generally intended to benefit and protect health plan members and providers rather than stockholders. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations, along with the terms of our government contracts, regulate how we do business, what services we offer, and how we interact with our clients, providers and the public. We are subject, on an ongoing basis, to various governmental reviews, audits and investigations to verify our compliance with our contracts and applicable laws and regulations

     Because we receive payments from federal and state governmental agencies, we are subject to various laws, including the Federal False Claims Act, which permit the federal government to institute suit against us for violations and, in some cases, to seek treble damages, penalties and assessments. Many states, including states where we currently do business, likewise have enacted parallel legislation. In addition, private citizens, acting as whistleblowers, can sue as if they were the government under a special provision of the Act.

      The General Accounting Office, an investigative arm of Congress, has included Medicaid on its list of high-risk programs. According to the GAO, states have used various financing schemes to generate excessive federal Medicaid matching funds while their own share of expenditures has remained unchanged or decreased. Also on January 30, 2004, the United States Senate Finance Committee Chairman requested that the HHS, CMS, and OIG respond to a lengthy request for information about vendors that provide contingency fee based revenue maximization or revenue enhancement services to State Medicaid agencies specifically with the intent to increase federal Medicaid reimbursement. This type of service represents a very small portion of the suite of HMS offerings and corresponding revenue streams. We cannot predict what impact, if any, this inquiry might have on our future results of operations, financial condition or business.

      Any violations of any of these laws, rules or regulations or any adverse review, audit or investigation could reduce our revenues and profitability and otherwise adversely affect our operating results.

We Must Comply With Restrictions On Patient Privacy And Information Security, Including Taking Steps
To Ensure That Our Business Associates Who Obtain Access To Sensitive Patient Information Maintain Its
Confidentiality.

     The use of individually identifiable data by our businesses is regulated at the federal and state levels. These laws and rules are changed frequently by legislation or administrative interpretation. Various state laws address the use and disclosure of individually identifiable health data. Most are derived from the privacy and security provisions in the federal Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act of 1996, (HIPAA). HIPAA also imposes guidelines on our business associates (as this term is defined in the HIPAA regulations). Even though we provide for appropriate protections through our contracts with our business associates, we still have limited control over their actions and practices. Compliance with these proposals, requirements, and new regulations may result in cost increases due to necessary systems changes, the development of new administrative processes, and the effects of potential noncompliance by our business associates. They also may impose further restrictions on our use of patient identifiable data that is housed in one or more of our administrative databases.

Our Businesses Depend On Effective Information Systems And The Integrity Of The Data In Our
Information Systems.

     Our ability to adequately price our products and services, provide effective and efficient service to our customers, and to accurately report our financial results depends on the integrity of the data in our information systems. As a result of our acquisition activities, we have acquired additional systems. We have been taking steps to reduce the number of systems we operate. If the information we rely upon to run our businesses was found to be inaccurate or unreliable or if we fail to maintain our information systems and data integrity effectively, we could lose existing customers, have difficulty attracting new customers, have problems in establishing appropriate pricing, have disputes with customers and other health care providers, have regulatory problems, have increases in operating expenses or suffer other adverse consequences.

We Depend On Information Suppliers. If We Are Unable To Manage Successfully Our Relationships
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

We Depend On Our Largest Clients For Significant Revenue, And If We Lose A Major Client, Our
Revenue Could Be Adversely Affected.

     We generate a significant portion of our revenue from our largest clients. For the years ended December 31, 2006, 2005, and 2004, our three largest clients accounted for approximately 27%, 39% and 41% of our revenue from continuing operations, respectively. If we were to lose a major client, our results of operations could be materially and adversely affected by the loss of revenue, and we would seek to replace the client with new business.

The Level Of Our Annual Profitability Has Historically Been Significantly Affected By Our Third and
Fourth Quarter Operating Results.

     We typically realize higher revenues and operating income in the last half of our fiscal year. This trend reflects the operational cycles of our clients. Although we currently anticipate that our revenue and profit in the fourth quarter of 2007 will be greater than comparable amounts for the earlier quarters of 2007, if we do not realize increased revenue in future third and fourth quarter periods, including 2007, due to adverse economic conditions in those quarters or otherwise, our profitability for any affected quarter and the entire year could be materially and adversely affected because ongoing data processing and general and administrative expenses are largely fixed.

Successful Integration Of BSPA Into The Company Is Dependent On Several Factors, And The Failure To
Realize The Expected Benefits Of The Acquisition Of BSPA Could Have An Adverse Effect On Our
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

  our borrowings under our credit facilities bear interest at variable rates, which could create higher debt service requirements if market interest rates increase;

  our degree of leverage may limit our ability to withstand competitive pressure and could reduce our flexibility in responding to changes in business and economic conditions;

  our degree of leverage may hinder our ability to adjust rapidly to changing market conditions and could make us more vulnerable to downturns in the economy or in our industry; and

  our failure to comply with debt covenants could result in our indebtedness being immediately due and payable

     If we cannot generate sufficient cash flow from operations to meet our obligations, we may be forced to reduce or delay acquisitions and other capital expenditures, sell assets, restructure or refinance our debt, or seek additional equity capital. There can be no assurance that these remedies would be available or satisfactory. Our cash flow from operations will be affected by prevailing economic conditions and financial, business and other factors that may be beyond our control.

We May Not Be Able To Realize The Entire Book Value Of Goodwill And Other Intangible Assets From
Acquisitions

     As of December 31, 2006, we have approximately $65.2 million of goodwill and $28.4 million of intangible assets. We have implemented the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires that existing goodwill not be amortized, but instead be assessed annually for impairment or sooner if circumstances indicate a possible impairment. We will monitor for impairment of goodwill on past and future acquisitions. We perform our impairment testing in the second quarter of each year. In the event that the book value of goodwill is impaired, any such impairment would be charged to earnings in the period of impairment. There can be no assurances that future impairment of goodwill under SFAS No. 142 will not have a material adverse effect on our business, financial condition or results of operations. Management performs the goodwill valuation.

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

Item 1B. Unresolved Staff Comments

     None

Item 2. Properties

     Our New York City corporate headquarters consists of approximately 81,000 square feet of leased space. In addition, as of December 31, 2006, we lease approximately 146,000 square feet of office space in 24 other locations throughout the United States. See Note 15(d) of the Notes to Consolidated Financial Statements for additional information about our lease commitments.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our common stock is included in the Nasdaq Stock Market (symbol: HMSY). As of the close of business on March 7, 2007, there were approximately 6,000 holders of record of our common stock, including the individual participants in security position listings. We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Our current intention is to retain earnings to support the future growth of our business.

     The table below summarizes the high and low sales prices per share for our common stock for the periods indicated, as reported on the Nasdaq Stock Market.

	HIGH	LOW
Year ended December 31, 2006:
Quarter ended December 31, 2006	$16.20	$12.00
Quarter ended September 30, 2006	14.78	10.03
Quarter ended June 30, 2006	11.39	7.93
Quarter ended March 31, 2006	9.00	7.16

Year ended December 31, 2005:
Quarter ended December 31, 2005	$8.10	$6.75
Quarter ended September 30, 2005	8.04	6.56
Quarter ended June 30, 2005	7.90	5.88
Quarter ended March 31, 2005	8.98	6.56

Equity Compensation Plan Information

     The following table summarizes the total number of outstanding options and shares available for other future issuances of options under all of our equity compensation plans as of December 31, 2006.

			Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding warrants,	outstanding warrants,	plans (excluding securities
	options and rights	options and rights	reflected in column (a)
Plan Category	(a)	(b)	(c) (2)

Equity Compensation Plans
approved by Shareholders (1)	3,794,156	$5.32	563,100

Equity Compensation Plans not
approved by Shareholders (3)	1,185,000	$7.53	-

Total	4,979,156	$5.85	563,100

(1)	This includes options to purchase shares outstanding: (i) under the 2006 Stock Plan, (ii) under the 1999 Long-Term Incentive Plan, (iii) the 1995 Non-Employee Director Stock Option Plan, and (iv) 250,000 options approved by shareholders and granted to a director in June 2002.

(2)	These shares remain available for issuance under the 2006 Stock Plan.

(3)	Options issued under plans not approved by the shareholders include (i) 600,000 options granted in March 2001 to our Chairman and Chief Executive Officer in connection with his joining us, and (ii) 585,000 inducement options granted in September 2006 to ten former senior executives of BSPA in connection with their joining us.

Issuer Purchases of Equity Securities

     On May 28, 1997, the Board of Directors authorized the Company to repurchase such number of shares of our common stock that have an aggregate purchase price not to exceed $10 million. On February 24, 2006, the Board of Directors increased the authorized aggregate purchase price by $10 million to an amount not to exceed $20 million. During the years ended December 31, 2006 and 2004, there were no repurchases. During the year ended December 31, 2005, we repurchased 17,930 shares for $109,000. At December 31, 2006, $10.6 million remains authorized for repurchases under the program.

Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data at and for each of the five fiscal years in the period ended December 31, 2006. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in Item 8 of this Report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Report.

	Years ended December 31,
	2006	2005	2004	2003	2002

Statement of Operations Data:
(in thousands, except per share data)
Revenue	$87,940	$60,024	$50,451	$42,823	$35,251
Cost of services	80,115	52,448	45,327	41,562	39,498

Operating income (loss)	7,825	7,576	5,124	1,261	(4,247)

Interest expense	(955)	-	-	-	-
Net interest and net other income	1,627	1,238	313	250	521

Income (loss) from continuing operations
before income taxes	8,497	8,814	5,437	1,511	(3,726)
Income tax expense	3,588	465	103	35	-

Income (loss) from continuing operations	4,909	8,349	5,334	1,476	(3,726)
Discontinued operations:
Income from discontinued operations, net	416	839	2,377	872	4,661
Estimated loss on disposal of
discontinued operations, net	-	(1,161)	-	-	-

Income (loss) from discontinued operations	416	(322)	2,377	872	4,661

Net income	$5,325	$8,027	$7,711	$2,348	$935

Per Common Share Data:
Basic income (loss) per share:
From continuing operations	$0.23	$0.42	$0.28	$0.08	$(0.20)
From discontinued operations	0.02	(0.01)	0.12	0.05	0.25

Total	$0.25	$0.41	$0.40	$0.13	$0.05

Weighted average common shares, basic	21,731	19,865	19,074	18,330	18,199

Diluted income (loss) per share:
From continuing operations	$0.21	$0.37	$0.24	$0.07	$(0.20)
From discontinued operations	0.01	(0.01)	0.11	0.05	0.25

Total	$0.22	$0.36	$0.35	$0.12	$0.05

Weighted average common
shares, diluted	23,859	22,287	22,275	20,132	18,199

SELECTED CONSOLIDATED FINANCIAL DATA, continued

	December 31,	December 31,	December 31,	December 31,	December 31,
	2006	2005	2004	2003	2002

Balance Sheet Data:
Cash and short-term investments	$ 12,527	$41,141	$31,696	$26,715	$25,282
Working Capital	25,264	52,535	44,147	36,197	28,625
Total assets	157,243	87,601	76,663	63,123	61,666
Long-term debt	23,625	-	-	-	-
Shareholders' equity	106,907	72,769	60,398	50,607	47,768

Notes to Selected Consolidated Financial Data

  Discontinued Operations. In 2005, we sold the business of our former subsidiary, Accordis Inc.(Accordis). As this business was previously presented as a separate reportable segment and represented a separate class of customer and major business, the operating results are presented as discontinued operations for all periods presented.
  On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at fair value. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the consolidated statement of operations over the remaining service period after the adoption date based on the award’s original estimate of fair value. Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations. No compensation expense related to stock option plans was reflected in the Company’s consolidated statements of operations as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. Results for prior periods have not been restated. Total share-based compensation expense recorded in the consolidated statement of income for the year ended December 31, 2006 was $1.7 million. As a result of adopting SFAS 123R on January 1, 2006, the Company’s net income for the year ended December 31, 2006 is $1.0 million lower than if it had continued to account for share-based compensation under APB 25.
  In September 2006, the SEC released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 permits the Company to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. In accordance with SAB 108, the Company has adjusted its opening retained earnings for 2006 by decreasing retained earnings by $360,000 (net of tax).

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

     Accounting for Income Taxes. At December 31, 2006, we have cumulative federal net operating loss carry-forwards of $13.6 million. In addition to other items expensed for financial reporting purposes that were not currently deductible for tax purposes, these net operating loss carryforwards result in gross deferred tax assets. We must assess the likelihood that the gross deferred tax assets, net of any deferred tax liabilities, will be recovered from future taxable income and to the extent we believe the recovery is not likely, we have established a valuation allowance.

     Significant management judgment is required in determining this valuation allowance. We have recorded a valuation allowance of $2.7 million as of December 31, 2006, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of the capital loss carryforward from the sale of Accordis before it expires. The valuation allowance is based on our estimate of taxable capital gains and the period over which the net deferred tax assets will be recoverable. In the event that these estimates differ or we adjust these estimates in future periods we may need to adjust the valuation allowance which could materially impact our financial position and results of operations.

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

     The net deferred tax asset as of December 31, 2006 was $7.2 million, which is net of a valuation allowance of $2.7 million.

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

  Significant underperformance relative to expected historical or projected future operating results;

    Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
    Significant negative industry or economic trends;
    Significant decline in our stock price for a sustained period; and
    Our market capitalization relative to net book value.

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

       Estimating valuation allowances and accrued liabilities, such as bad debts, and restructuring charges. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. In particular, management must make estimates of the uncollectability of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The accounts receivable balance was $30.9 million, net of allowance for doubtful accounts of $0.5 million as of December 31, 2006.

       Management has reviewed its estimates related to restructuring reserve at December 31, 2006 and believes that the estimated liability is based on a reasonable assessment of the probable costs to be incurred. As additional information becomes available, we may revise our estimates. Such revisions in estimates of the potential restructuring liabilities could materially impact the results of operation and financial position.

       Share-based Compensation. We adopted the provisions of, and account for share-based compensation in accordance with, Statement of Financial Accounting Standard (“SFAS”) 123R during the first quarter of 2006. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

       We currently use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. All share based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

       If factors change and we employ different assumptions for estimating share-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

       The guidance in SFAS 123R and SAB 107 is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

       See Note 12 of our Consolidated Financial Statements for further information regarding the SFAS 123R disclosures.

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

  Overview

        In comparing our results of operations for 2006 versus 2005, there are a number of significant items impacting comparability. Most significantly, on September 13, 2006, we completed an acquisition of all of the assets used exclusively or primarily in the Public Consulting Group, Inc. (PCG) Benefits Solutions Practice Area (BSPA) for $81.2 million in cash, 1,749,800 shares of our common stock and a contingent cash payment of up to $15 million if certain revenue targets are met for the twelve months ending June 30, 2007. BSPA provides a variety of cost avoidance, insurance verification, recovery audit and related services to state Medicaid agencies, children and family services agencies, the U.S. Department of Veterans Affairs, and the Centers for Medicare and Medicaid Services.

       The acquisition of BSPA was completed on September 13, 2006, but was effective as of August 31, 2006. Consequently, we have included BSPA operations in our 2006 reported results for the four months ended December 2006; for that period, BSPA reported revenue of approximately $16.8 million. In its stand-alone financial statements for its fiscal year ended June 30, 2006, BSPA revenue was approximately $48 million and its contribution margin was approximately 40%, after adjusting for various expenses that we will not be assuming, including certain compensation related expenses, PCG general and administrative expenses and PCG corporate overhead. In future filings, we will not be able to disclose the stand-alone contribution margin of BSPA as we have already begun to integrate its operations with HMS.

       The purchase price of $105.6 million (including fees and expenses resulting from the acquisition of $1.3 million) was funded from existing cash resources of $41.2 million, borrowings under our Credit Agreement of $40 million and the issuance of common stock valued at $24.4 million (1,749,800 shares issued at the September 13, 2006 closing price of $13.95). As part of the accounting for the acquisition of BSPA, we are required to allocate the purchase price to the net assets acquired at fair market value. The allocation of the purchase price is based upon estimates of the assets and liabilities acquired in accordance with SFAS No. 141 “Business Combinations.” Our allocation of purchase price resulted in recording approximately $62.9 million of the purchase price as goodwill. Furthermore, the allocation of the purchase price to identifiable intangible assets resulted in $6.4 million amortization expense in 2006. There will be approximately $4.6 million of intangible amortization expense in 2007 as a result of the BSPA acquisition. As a result of the BSPA acquisition, the Company is contingently liable for an additional cash payment of up to $15 million if certain revenue targets are met for the twelve months ended June 30, 2007. If made, this payment will result in an increase to goodwill.

       In order to finance the acquisition of BSPA, on September 13, 2006, we also entered into a credit agreement (the Credit Agreement) among us, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A. (JPMCB), as administrative agent. The Credit Agreement provides for a term loan of $40 million (the Term Loan) and revolving credit loans of up to $25 million (the Revolving Loan). Borrowings under the Credit Agreement mature on September 13, 2011. Interest expense under the Credit Agreement for 2006 was approximately $955,000. As a result of utilizing existing cash to fund a portion of the purchase price, we anticipate that there will be a significant reduction in the amount of interest income that we report in future periods from historical levels.

       We are currently engaged in several initiatives to integrate BSPA and HMS operations. Our primary focus in this effort is to insure that we continue to deliver quality service to our customers. As the economics of the acquisition were not predicated on cost synergies, and while we believe that we will ultimately realize cost synergies, that will not be our primary focus in 2007. We are engaged in a best practices evaluation of all services delivered by both BSPA and HMS to identify the most desirable ways we are serving our clients so that they can be consistent throughout the combined operations. We are also looking at revenue synergies that can be attained by applying

  HMS knowledge and practices to BSPA data and clients, and BSPA knowledge and practices to HMS data and clients. We anticipate that we will begin to realize revenue from this process in 2007. Additionally, we have engaged outside consultants to evaluate the information technology operations of both entities and develop a strategic plan for incorporating technology into our service delivery model. We don’t anticipate any significant results from this evaluation until late in 2007 or early 2008.

       There are also some other factors that impact the comparability of our results of operations between 2006 and 2005. These include:

       We adopted the provisions of, and account for share-based compensation in accordance with Statement of Financial Accounting Standard (“SFAS”) 123R during the first quarter of 2006. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Accordingly, we recognized approximately $1.7 million of stock compensation expense in 2006 with no comparable amount in the prior periods.

       Prior year effective tax rate computations were favorably impacted by reductions in valuation allowances associated with the Company’s return to profitability and being able to demonstrate the ability to realize the value of net operating loss carryforwards previously reserved by a valuation allowance. There were no reductions in valuation allowance in 2006 and as a result, in 2006 our effective tax rate increased to approximately 42.2% from the prior year rate of 5.2%. The effective rate of 42.2% in 2006 resulted in $3.6 million of expense, an increase of $3.1 million assuming the prior year effective rate of 5.2%.

       The net assets and results of operations of BSPA are presented in our segment reporting as part of HMS as BSPA is principally engaged in providing services to state Medicaid agencies similar to the services provided by HMS.

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

       The following discussions reflect the results of Accordis as discontinued operations in all periods presented. For periods prior to August 31, 2005 (the date of the sale of Accordis), the results of Accordis presented as discontinued operations include that portion of corporate overheads directly attributable to Accordis. Concurrent with the Accordis sale, we also entered into several other agreements including (i) a three year Data Services Agreement (DSA), terminable no earlier than August 31, 2007, to provide data processing services to Accordis Holding Corp.(AHC), the purchaser of Accordis, for $2.7 million per annum, and (ii) a Sublease Agreement with AHC for the portion of one floor at its headquarters previously occupied by the Accordis business for 18 months at an annual rent of $0.2 million. As the continuing operations are providing services to Accordis under these agreements, in periods subsequent to August 31, 2005, costs previously attributed to discontinued operations are now presented as part of continuing operations.

  Years Ended December 31, 2006 and 2005

  Continuing Operations:

       The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Income expressed as a percentage of revenue:

	Years ended
	December 31,
	2006	2005

Revenue	100.0%	100.0%
Cost of services:
Compensation	43.9%	44.9%
Data processing	7.7%	8.0%
Occupancy	7.2%	7.8%
Direct project costs	15.7%	16.3%
Other operating costs	9.3%	10.4%
Amortization of intangibles	7.3%	-

Total cost of services	91.1%	87.4%

Operating income	8.9%	12.6%
Interest expense	-1.1%	-
Net interest income	1.9%	2.1%

Income from continuing operations before income taxes	9.7%	14.7%
Income taxes	-4.1%	-0.8%

Income from continuing operations	5.6%	13.9%
Income from discontinued operations	0.4%	1.4%
Loss on sale of discontinued operations	-	-1.9%

Net income	6.0%	13.4%

       Operating Results

       Revenue for the year ended December 31, 2006 was $87.9 million, an increase of $27.9 million or 46.5% compared to revenue of $60.0 million in the prior fiscal year ended December 31, 2005.

       HMS, which provides third party liability identification and recovery services to state Medicaid agencies and managed care plans, generated revenue of $77.3 million in 2006, a $25.7 million or 49.9% increase over the prior year revenue of $51.6 million. Revenue from contracts obtained with the BSPA acquisition was approximately $16.8 million. Exclusive of BSPA, HMS revenue increased by 17.3% from the prior year and the following discussion excludes revenue from BSPA contracts. Revenue from managed care plans in 2006 was $7.6 million, an increase of $6.1 million from the prior year revenue. At December 31, 2006, we had 19 managed care plan clients with approximately 7.0 million lives under contract and approximately 2.0 million of those lives were revenue generating for HMS. Revenue from state Medicaid agencies increased by $7.9 million across the comparable client base reflecting specific non-recurring revenue opportunities with certain clients based on their particular needs, differences in the timing of when client projects were completed in the current year compared to the prior year, and changes in the volume, yields and scope of client projects. Non-recurring revenue opportunities are generally situations where we have an opportunity to earn additional revenue from a client that we do not expect will recur in the current year or that did not exist in the prior year. Revenue from two new state contracts executed in 2005 was $1.7 million. Partially offsetting these increases was a $6.8 million net decrease in revenue related to two clients whose contracts expired but for which revenue continued through the second quarter of this year. Both of these contracts were part of the contracts acquired with the BSPA business, but at lower fee rates than our expired contract rates.

       RSG, which provides reimbursement services for hospitals, generated revenue of $7.9 million in 2006, a $0.4 million or 5.1% increase from the prior year revenue of $7.5 million. Revenue growth from 8 new customers generating $0.7 million of new revenue was partially offset by decreases of $0.1 million across the comparable client base and $0.2 million due to an expired contract.

       In 2006, we recorded $2.7 million of revenue from the data processing services performed for Accordis, an increase of $1.8 million as the prior year only included the four-month period subsequent to the sale of Accordis.

       Compensation expense as a percentage of revenue was 43.9% in the current year compared to 44.9% in the prior year and for 2006 was $38.5 million, an increase of $11.6 million, or 43.1% from the prior year period expense of $26.9 million. In the current year, a $1.7 million expense related to stock option awards as required by SFAS 123R was recorded. Excluding the impact of SFAS 123R, compensation increased 36.8% . This increase resulted principally from higher headcount. For the year ended December 31, 2006, we averaged 435 employees, a 40.3% increase over the year ended December 31, 2005, during which we averaged 310 employees. A greater concentration of service center employees in 2006 at lower salary rates more than offset the cost of general increases in compensation rates and benefit costs.

       Data processing expense as a percentage of revenue was 7.7% in the current fiscal year compared to 8.0% in the prior fiscal year and for 2006 was $6.8 million, an increase of $2.0 million or 42.1% compared to the prior year expense of $4.8 million. Revenue growth drove the need for increased capacity in our mainframe environment. Equipment and software required for our mainframe platform upgrade, principally acquired in the last quarter of 2005, was brought online in early 2006 and resulted in expense increases of $1.1 million. Last year’s expense included a credit of approximately $0.3 million for data processing expense charged to discontinued operations. Finally, expense increases of $0.6 million resulted from disaster recovery enhancements, data communications and network upgrades, together with PC replacements and purchases for new hires.

       Occupancy expense as a percentage of revenue was 7.2% in the current year compared to 7.8% in the prior year and for 2006 was $6.3 million, an increase of $1.6 million or 35.4% from the prior year expense of $4.7 million. This increase reflected a $0.8 million increase related to additional rent and associated expenses resulting from our BSPA acquisition and other office expansions, including increases in depreciation expense for telephone and office equipment, office equipment rental and real estate taxes.

       Direct project expense as a percentage of revenue was 15.7% in the current year compared to 16.3% in the prior year and for 2006 was $13.8 million, an increase of $4.1 million or 41.4% from the prior fiscal year expense of $9.8 million. A $2.8 million expense increase was associated with the BSPA contracts. A $1.8 million expense increase was associated with the HMS projects resulting from increased subcontractor participation, temporary help, and keypunch expense related to revenue growth. RSG direct costs decreased by $0.5 million due to decreases in bad debt, consulting and legal expenses.

       Other operating expenses as a percentage of revenue were 9.3% in the current year compared to 10.4% in the prior year and for 2006 were $8.1 million, an increase of $1.9 million or 30.8% compared to the prior year expense of $6.2 million. This increase resulted from a $1.2 million increase in temporary help and consultant expenses, a $0.6 million increase in travel expenses, and a total $0.8 million increase for staff development, public company expenses, supplies and other miscellaneous expense. Partially offsetting these increases were a $0.5 million decrease in legal fees, and a $0.4 million decrease in insurance expenses substantially resulting from a settlement.

       Amortization of acquisition-related intangibles as a percentage of revenue was 7.3% for 2006. There was no amortization of acquisition-related intangibles in 2005. Amortization of intangibles expense of $6.4 million primarily consists of amortization of work-in-progress inventory of $4.9 million and customer relationships of $1.3 million resulting from the purchase of BSPA.

       Operating income for the year ended December 31, 2005 was $7.8 million compared to $7.6 million for the prior year. HMS had an operating profit of $23.3 million for the year ended December 31, 2006 compared to $21.3 million in the prior year. The increase in HMS operating profitability resulted from revenue growth (including BSPA revenue), partially offset by $6.4 million in amortization of acquisition-related intangibles, increased direct costs and compensation expense as discussed above. RSG had an operating margin of $2.9 million for the year ended December 31, 2006 compared to $2.8 million for the prior year. Costs associated with data processing and general and administrative expenses were $18.4 million for the year ended December 31, 2006 compared to $16.5 million in the prior year. Approximately $1.7 million of this increase is due to stock options expense recognized in 2006.

       Interest expense of $1.0 million for 2006 is attributable to borrowings under the Term Loan used to finance a portion of the BSPA acquisition. Future interest expense will increase over the current year period, as interest was only incurred from September 13, 2006 through year-end. Interest income was $1.7 million for 2006 compared to net interest income of $1.2 million for 2005. Net interest income in fiscal year 2006 compared to the prior year reflected an increase in market rates and an overall increase in cash, cash equivalents and short-term investments prior to the BSPA acquisition. With the completion of the BSPA acquisition, we anticipate that net interest income in future periods will not be material.

       Income tax expense of $3.6 million was recorded in 2006, an increase of approximately $3.1 million compared to 2005 principally due to a deferred tax provision in 2006. In both 2006 and 2005, our current tax provision principally arose from alternative minimum tax requirements and state tax liabilities as we had available NOLs to offset current taxable income. In 2005, we recognized decreases in the valuation allowances associated with our ability to utilize NOLs and as a result, no deferred tax provision was recognized in 2005. In 2006, there were no further reductions in our remaining valuation allowance and our deferred tax provision principally relates to the utilization of net operating loss carryforwards, previously recorded as deferred tax assets, to offset current taxable income. Effectively, our available NOLs are reducing our income on a cash basis (resulting in our paying cash taxes under the AMT system) but the utilization of NOLs previously recorded in deferred tax assets results in a deferred tax provision. The principal difference between the statutory rate of 34% and our effective rate of 42.2% is state income taxes.

        Income from continuing operations was $4.9 million in the current year compared to $8.3 million in the prior year. The $3.4 million decrease in income largely reflects the amortization of acquisition-related intangibles, the increase in the effective tax rate and interest expense resulting from our new Term Loan, partially offset by the favorable operating margin impact of increased revenue.

       As more fully discussed in Item 1. Business, and in Note 1(b) and Note 14(b) of the Notes to Consolidated Financial Statements, we reported the results of Accordis as discontinued operations for all periods presented. Income from discontinued operations in 2006 of $0.4 million resulted from the resolution of a contingent liability issue in 2006 and from the Accordis note receivable being paid off early and the remaining unamortized discount on note receivable was recorded as income.

  Years Ended December 31, 2005 and 2004

  Continuing Operations:

       The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Operations expressed as a percentage of revenue:

	Years ended
	December 31,
	2005	2004

Revenue	100.0%	100.0%
Cost of services:
Compensation	44.9%	45.7%
Data processing	8.0%	7.9%
Occupancy	7.8%	8.2%
Direct project costs	16.3%	16.9%
Other operating costs	10.4%	11.1%

Total cost of services	87.4%	89.8%

Operating income	12.6%	10.2%
Net interest income	2.1%	0.6%

Income from continuing operations before income taxes	14.7%	10.8%
Income taxes	-0.8%	-0.2%

Income from continuing operations	13.9%	10.6%
Income from discontinued operations	1.4%	4.8%
Loss on sale of discontinued operations	-1.9%	-

Net income	13.4%	15.4%

       Operating Results

       Revenue for the year ended December 31, 2005 was $60.0 million, an increase of $9.6 million or 19.0% compared to revenue of $50.5 million in the prior fiscal year ended December 31, 2004.

       HMS, which provides third party liability identification and recovery services to state Medicaid agencies and managed care plans, generated revenue of $51.6 million in 2005, a $7.6 million or 17.4% increase over the prior year revenue of $44.0 million. Revenue from state Medicaid agencies increased by $4.6 million across the comparable client base reflecting specific non-recurring revenue opportunities with certain clients based on their particular needs, differences in the timing of when client projects were completed in 2005 compared to the prior year, and changes in the volume, yields and scope of client projects. Non-recurring revenue opportunities are generally situations where we have an opportunity to earn additional revenue from a client that we do not expect will recur or that did not exist in the prior year. Included in revenue generated from the comparable client base was $8.6 million of revenue for a client whose contract has expired. Revenue from this client continued through the second quarter of 2006. In addition, $1.6 million of the revenue increase in 2005 resulted from service expansions for two existing state clients. Finally, revenue from managed care plans in 2005 was $1.4 million, an increase of $1.3 million from the prior year revenue. At December 31, 2005, we had 11 managed care plan clients that contributed $1.0 million of revenue in the last quarter of 2005 out of the total $1.4 million of managed care revenue for the entire year.

       RSG, which provides reimbursement services for hospitals, generated revenue of $7.5 million in 2005, a $1.0 million or 16.0% increase from the prior year revenue of $6.5 million. This growth primarily reflected an increase of $2.2 million across the comparable client base resulting from the cost report adjudication timetable of the

  Medicare intermediaries. Additional revenue for 2005 included a $0.3 million increase from the addition of several low volume clients and expansions in the scope of service provided to to an existing customer. During 2005, revenue decreased by $1.5 million related to two contract terminations.

       In 2005, we recorded $0.9 million of revenue from the data processing services performed for Accordis for the four-month period subsequent to the sale of Accordis.

       Compensation expense as a percentage of revenue was 44.9% in 2005 compared to 45.7% in the prior year and for 2005 was $26.9 million, an increase of $3.9 million, or 16.8% from the prior year period expense of $23.1 million. This dollar increase resulted principally from higher headcount: for the year ended December 31, 2005, we had an average of 310 employees, compared to an average of 270 employees for the year ended December 31, 2004, an increase of 15.0%. Additionally, compensation expense increased due to general increases in compensation rates, the cost of employee benefits and a $0.6 million separation payment to the Company’s Chairman of the Board.

       Data processing expense as a percentage of revenue was 8.0% in 2005 compared to 7.9% in the prior fiscal year and for 2005 was $4.8 million, an increase of $0.8 million or 20.2% compared to the prior year expense of $4.0 million. This increase is primarily due to the cost of increased capacity in our mainframe environment operation driven by increased revenue in the HMS business, together with expenses related to migrating operations from the mainframe environment to a primarily server based platform. At the end of 2005, we purchased and brought online in early 2006 sufficient mainframe capacity to handle our projected transaction volumes until we complete the server migration project in 2008.

       Occupancy expense as a percentage of revenue was 7.8% in 2005 compared to 8.2% in the prior year and for 2005 was $4.7 million, an increase of $0.5 million or 12.3% from the prior year expense of $4.2 million. This net increase principally reflects additional occupancy costs for continuing operations over and above sublease income charged to the new owners of Accordis.

       Direct project expense as a percentage of revenue was 16.3% in 2005 compared to 16.9% in the prior year and for 2005 was $9.8 million, an increase of $1.3 million or 14.7% from the prior fiscal year expense of $8.5 million. This increase reflects a $1.1 million increase in expense related to HMS and a $0.2 million increase in expense related to RSG. The HMS increase resulted from the participation of subcontractors in the delivery of services related to revenue growth. The RSG increase was principally due to $0.2 million in bad debt expense.

       Other operating expenses as a percentage of revenue were 10.4% in 2005 compared to 11.1% in the prior year and for 2005 were $6.2 million, an increase of $0.6 million or 12.0% compared to the prior year expense of $5.6 million. This net increase primarily resulted from increased professional fees associated with state and federal procurements and new business development expenses.

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

        Income from continuing operations was $8.3 million in 2005 compared to $5.3 million in the prior year. The $3.0 million increase in income largely reflects the increase in revenue partially offset by increases in operating expenses as discussed above as well as the increase in net interest income.

        As more fully discussed in Item 1. Business, and in Note 1(b) and Note 14(b) of the Notes to Consolidated Financial Statements, we reported the results of Accordis as discontinued operations for all periods presented. Loss from discontinued operations in 2005 of $0.3 million was principally attributable to a $1.2 million loss on sale that was partially offset by income from Accordis operations prior to the sale of $0.9 million. In the prior year, Accordis had income from operations of $2.4 million reflecting a full year of operations.

  Off-Balance Sheet Arrangements

       We do not have any off-balance sheet arrangements.

  Liquidity and Capital Resources

       Historically, our principal source of funds has been operations and we had cash, cash equivalents and short-term investments significantly in excess of our operating needs. These excess funds were generally invested in short-term, interest yielding investments. To fund the BSPA acquisition, we utilized $41.2 million of our existing cash and borrowed an additional $40 million on the Term Loan. The total of $81.2 million appears in the statement of cash flows as cash used in investing activities. Approximately $24.4 million of the purchase price was in the form of Company stock and as a non-cash item is not reflected in the body of the cash flow statement but is presented in the supplemental data as a non-cash investing activity.

       For the year ended December 31, 2006, cash provided by operations was $17.5 million compared to $7.1 million for the prior year period. The current year period’s difference between the $17.5 million of cash provided by operations and net income of $5.3 million is principally due to non-cash charges including depreciation and amortization expense of $9.7 million (including $6.4 million of acquisition-related intangibles), stock compensation expense of $1.7 million, deferred tax expense of $3.2 million and an increase in accounts payable and accrued expenses of $0.3 million. These amounts were partially offset by an increase in accounts receivable of $2.1 million. During the current year period, cash used in investing activities was $42.8 million, reflecting the purchase of BSPA for $81.2 million in cash, which was substantially reduced by $37.5 million in net sales of short-term investments to fund the cash consideration of the BSPA acquisition. In addition, $4.5 million was invested in property, equipment and software development. Cash provided by financing activities of $33.7 million consisted of net proceeds of $40 million from our Term Loan and $2.9 million received from option exercises, reduced by the repayment of $8.5 million on the Term Loan.

       At December 31, 2006, we had $31.5 million of debt outstanding of the $40 million term loan originally borrowed to fund the BSPA acquisition. During 2006, we made $8.5 million of optional repayments on the Term Loan and on January 2, 2007, we made a scheduled payment of $1.575 million, reducing outstanding debt to $29.9 million. We made a payment of $6.0 million when the note receivable from the sale of our former Accordis subsidiary in 2005 to AHC was paid in full as a result of a change in control of AHC and we made an additional payment of $2.5 million from cash flow generated from operations. The Term Loan will require us to make quarterly payments of $1.575 million, which amount is recalculated each time the Company makes an optional payment. The bank debited the Company’s account on January 2, 2007 for the scheduled December 31, 2006 quarterly payment and accordingly there are five quarters of repayments in the current liability at December 31, 2006. The terms of the BSPA acquisition also provide for a contingent cash payment of up to $15 million if certain revenue targets are met for the twelve months ending June 30, 2007. At December 31, 2006, our cash and cash equivalents and net working capital were $12.5 million and $25.3 million, respectively. Although we expect that operating cash flows will continue to be a primary source of liquidity for both our operating needs and the contingent BSPA consideration, we also have a $25 million Revolving Credit facility available for future cash flow needs. Operating cash flows could be adversely affected by a decrease in demand for our services. Our typical client relationship, however, usually endures several years, and as a result we do not expect any current decrease in demand.

       The number of days sales outstanding (DSO) at December 31 2006, appears to have increased significantly over prior periods to 126 days. Due to the timing of the BSPA acquisition, we have a mismatch between the numerator and denominator in the DSO computation. If DSO were to be computed by annualizing fourth quarter revenue, the DSO would decrease to approximately 83 days. We have not yet fully integrated BSPA collections into our process and we anticipate that when we do in the first half of 2007, that DSO will be less than 80 days.

  Contractual Obligations

        At December 31, 2006, our primary contractual obligations, which consist of principal maturities of long-term debt and amounts due under future lease payments, principally of facility lease obligations, are as follows (in thousands):

	Payments due by period

		Less than 1			More than
Contractual obligations	Total	year	2-3 years	4-5 years	5 years

Operating leases	$30,656	$5,990	$10,473	$8,752	$5,441
Long-term debt	31,500	7,875	12,600	11,025	-
Interest expense (1)	4,886	1,841	2,382	663	-

Total	$67,042	$15,706	$25,455	$20,440	$5,441

       (1) Future interest payments are estimates of amounts due on long-term debt at current interest rates and based on scheduled repayments of principal.

       We have entered into sublease arrangements for some of our facility obligations and expect to receive the following rental receipts (in thousands):

	Less than			More than
Total	1 Year	2-3 Years	4-5 Years	5 years

$4,198	$965	$1,153	$1,200	$880

       As a result of the BSPA acquisition, we are contingently liable for an additional cash payment of up to $15 million if certain revenue targets are met for the twelve months ended June 30, 2007. The amount is not reflected in the above table and has not been accrued for as of December 31, 2006.

        On May 28, 1997 the Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not in excess of $10 million. On February 24, 2006 our Board of Directors increased the authorized aggregate purchase price by $10 million to an amount not to exceed $20 million. During the year ended December 31, 2006, no purchases were made. Cumulatively since the inception of the repurchase program, we have repurchased 1,644,916 shares having an aggregate purchase price of $9.4 million.

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

  Recent Accounting Pronouncements

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

  Item 7A. Quantitative and Qualitative Disclosures About Market Risks

       We are exposed to changes in interest rates, primarily from our new Term Loan, and use an interest rate swap agreement to fix the interest rate on variable debt and reduce certain exposures to interest rate fluctuations. There is a risk that market rates will decline and the required payments will exceed those based on current market rates on the long-term debt. Our risk management objective in entering into such contracts and agreements is only to reduce our exposure to the effects of interest rate fluctuations and not for speculative investment. At December 31, 2006, we had total long-term debt of $31.5 million. Our interest rate swaps effectively converted $12 million of this variable rate debt to fixed rate debt leaving approximately $19.0 million of the total long-term debt exposed to interest rate risk. If the effective interest rate for all of our variable rate debt were to increase by 100 basis points (1%), our annual interest expense would increase by a maximum of $190,000 based on the balances outstanding at December 31, 2006.

  Item 8. Financial Statements and Supplementary Data

       The information required by Item 8 is found on pages 39 to 62 of this report.

  Item 9. Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

       None.

  Item 9A. Controls and Procedures.

  Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

       Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of December 31, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

       Our principal executive officer and principal accounting officer also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006. That evaluation did not identify any changes that have materially affected, or are likely to materially affect, our internal control over financial reporting.

  Changes in Internal Control Over Financial Reporting

       There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

  Management’s Report on Internal Control Over Financial Reporting

       Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

       We acquired BSPA from Public Consulting Group, Inc. during 2006, and we excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, BSPA’s internal control over financial reporting associated with total revenue of $16.8 million included in our consolidated financial statements as of and for the year ended December 31, 2006.

        Our independent auditors, KPMG LLP (KPMG), who have audited and reported on our financial statements, issued a report on our assessment of our internal control over financial reporting and on the effectiveness of our internal control over financial reporting. KPMG’s reports are included in this annual report.

  Item 9B. Other Information

       None.

  PART III

  Item 10. Directors, Executive Officers and Corporate Governance

        The information required by Item 10 will be included in our Proxy Statement for the 2007 Annual Meeting of Shareholders which will be mailed within 120 days after the close of our year ended December 31, 2006, and is hereby incorporated herein by reference to such Proxy Statement.

  Item 11. Executive Compensation

        The information required by Item 11 will be included in our Proxy Statement, which will be mailed within 120 days after the close of our year ended December 31, 2006, and is hereby incorporated herein by reference to such Proxy Statement.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 will be included in our Proxy Statement, which will be mailed within 120 days after the close of our year ended December 31, 2006, and is hereby incorporated herein by reference to such Proxy Statement.

  Item 13. Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 will be included in our Proxy Statement, which will be mailed within 120 days after the close of our year ended December 31, 2006, and is hereby incorporated herein by reference to such Proxy Statement.

  Item 14. Principal Accountant Fees and Services

       The information required by Item 14 will be included in our Proxy Statement, which will be mailed within 120 days after the close of our year ended December 31, 2006, and is hereby incorporated herein by reference to such Proxy Statement.

  PART IV

  Item 15. Exhibits and Financial Statement Schedules

A.	Financial Statements, Financial Statement Schedule and Exhibits

	1.	The financial statements are listed in the Index to Consolidated Financial Statements on page 31.

	2.	Financial Statement Schedule II – Valuation and Qualifying Accounts is set forth on page 58. All other financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

	3.	The Exhibits are set forth on the Exhibit Index on page 59.

  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMS Holdings Corp.
(Registrant)

By:	/s/ Robert M. Holster _
Robert M. Holster
Chief Executive Officer and Director

Date:	March 8, 2007

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert M. Holster	Chief Executive Officer, Chairman and	March 8, 2007
Robert M. Holster	Director (Principal Executive Officer)

/s/ Thomas G. Archbold	Chief Financial Officer (Principal	March 8, 2007
Thomas G. Archbold	Financial and Accounting Officer)

/s/ James T. Kelly	Director	March 8, 2007
James T. Kelly

/s/ William F. Miller III	Director	March 8, 2007
William F. Miller III

/s/ William S. Mosakowski	Director	March 8, 2007
William S. Mosakowski

/s/ William W. Neal	Director	March 8, 2007
William W. Neal

/s/ Galen D. Powers	Director	March 8, 2007
Galen D. Powers

/s/ Ellen A. Rudnick	Director	March 8, 2007
Ellen A. Rudnick

/s/ Michael A. Stocker, M.D.	Director	March 8, 2007
Michael A. Stocker, M.D.

/s/ Richard H. Stowe	Director	March 8, 2007
Richard H. Stowe

HMS HOLDINGS CORP. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements:	Number

Reports of Independent Registered Public Accounting Firm	32

Consolidated Balance Sheets as of December 31, 2006 and 2005	34

Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004	35

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for
the Years Ended December 31, 2006, 2005 and 2004	36

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	37

Notes to Consolidated Financial Statements	38

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts	58

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HMS Holdings Corp. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

  As discussed in Note 1(m) of the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” as of January 1, 2006.

  As discussed in Note 17 of the consolidated financial statements, the Company changed its method of quantifying errors in 2006 with its adoption of Securities and Exchange Commission’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Years Misstatements and Quantifying Misstatements in Current Years Financial Statement”, as of January 1, 2006.

  We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of HMS Holdings Corp.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

  /s/ KPMG LLP

  New York, New York
  March 8, 2007

  Report of Independent Registered Public Accounting Firm

  The Board of Directors and Shareholders HMS Holdings Corp.:

  We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that HMS Holdings Corp. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). HMS Holdings Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

  A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

  In our opinion, management's assessment that HMS Holdings Corp. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, HMS Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

  HMS Holdings Corp. acquired Benefits Solutions Practice Area (BSPA) from Public Consulting Group, Inc. during 2006, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, BSPA’s internal control over financial reporting associated with total revenues of $16.8 million included in the consolidated financial statements of HMS Holdings Corp. and subsidiaries as of and for the year ended December 31, 2006.

  We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HMS Holdings Corp. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 8, 2007 expressed an unqualified opinion on those consolidated financial statements.

  /s/ KPMG LLP

  New York, New York
  March 8, 2007

  HMS HOLDINGS CORP. AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEETS
  (in thousands, except share and per share amounts)

	December 31,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents
h equivalents	$12,527	$3,641
Short-term investments	-	37,500
Accounts receivable, net of allowance of $512 and $675 at December 31,
2006 and 2005, respectively	30,930	19,030
Prepaid expenses and other current assets, including deferred tax assets of
$3,353 and $3,978 at December 31, 2006 and 2005, respectively	5,352	5,699

Total current assets	48,809	65,870
Property and equipment, net	9,924	7,534
Goodwill, net	65,242	2,382
Deferred income taxes, net	3,860	6,398
Intangible assets, net	28,440	-
Other assets	968	5,417

Total assets	$157,243	$87,601

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$14,285	$12,315
Amounts due to PCG, Inc.	1,385	-
Current portion of long-term debt	7,875	-

Total current liabilities	23,545	12,315

Long-term liabilities:
Long-term debt	23,625	-
Other liabilities	3,166	2,517

Total long-term liabilities	26,791	2,517

Total Liabilities	50,336	14,832

Commitments and contingencies
Shareholders' equity:
Preferred stock - $.01 par value; 5,000,000 shares authorized; none issued
Common stock - $.01 par value; 45,000,000 shares authorized;
25,027,865 shares issued and 23,365,019 shares outstanding at December 31, 2006;
21,874,579 shares issued and 20,211,733 shares outstanding at December 31, 2005	250	219
Capital in excess of par value	110,876	81,681
Retained earnings	5,231	266

Treasury stock, at cost; 1,662,846 shares at December 31, 2006
and 2005, respectively	(9,397)	(9,397)
Other comprehensive loss	(53)	-

Total shareholders' equity	106,907	72,769

Total liabilities and shareholders' equity	$157,243	$87,601

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Year	Year	Year
	ended	ended	ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Revenue	$87,940	$60,024	$50,451

Cost of services:
Compensation, including $1,674 of share-based
compensation expense in 2006	38,547	26,945	23,062
Data processing	6,812	4,793	3,987
Occupancy	6,322	4,670	4,158
Direct project costs	13,849	9,796	8,544
Other operating costs	8,165	6,244	5,576
Amortization of acquisition related intangibles	6,420	-	-

Total cost of services	80,115	52,448	45,327

Operating income	7,825	7,576	5,124

Interest expense	(955)	-	-
Net interest income	1,627	1,238	313

Income from continuing operations before income taxes	8,497	8,814	5,437
Income taxes	3,588	465	103

Income from continuing operations	4,909	8,349	5,334

Discontinued operations:
Income from operations	416	839	2,377
Loss on sale of discontinued operations	-	(1,161)	-

Income (loss) from discontinued operations	416	(322)	2,377

Net income	$5,325	$8,027	$7,711

Basic income per share data:

Income per share from continuing operations	$0.23	$0.42	$0.28

Income (loss) per share from discontinued operations	0.02	(0.02)	0.12

Net income per basic share	$0.25	$0.40	$0.40

Weighted average common shares outstanding, basic	21,731	19,865	19,074

Diluted income per share data:
Income per share from continuing operations	$0.21	$0.37	$0.24
Income (loss) per share from discontinued operations	0.01	(0.01)	0.11

Net income per diluted share	$0.22	$0.36	$0.35

Weighted average common shares, diluted	23,859	22,287	22,275

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share amounts)

	Common Stock			Retained	Accumulated
			Capital In	Earnings/	Other	Treasury Stock		Total
	# of Shares	Par	Excess Of	Accumulated	Comprehensive			Shareholders'
	Issued	Value	Par Value	Deficit	Income/(Loss)	# of Shares	Amount	Equity

Balance at December 31, 2003	20,042,421	$200	$75,167	($15,472)	$-	1,644,916	($9,288)	$50,607
Net and comprehensive income:	-	-	-	7,711	-	-	-	7,711
Disqualifying dispositions	-	-	41	0	-	-	-	41
Exercise of stock options	937,910	10	2,029	-	-	-	-	2,039

Balance at December 31, 2004	20,980,331	210	77,237	(7,761)	-	1,644,916	(9,288)	60,398

Net and comprehensive income:	-	-	-	8,027	-	-	-	8,027
Disqualifying dispositions	-	-	1,456	-	-	-	-	1,456
Exercise of stock options	894,248	9	2,988	-	-	-	-	2,997
Purchase of treasury stock	-	-	-	-	-	17,930	(109)	(109)

Balance at December 31, 2005	21,874,579	219	81,681	266	-	1,662,846	(9,397)	72,769

Cumulative effect of the initial
application of SAB 108	-	-	-	(360)	-	-	-	(360)

Adjusted balance at December 31, 2005	21,874,579	219	81,681	(94)	-	1,662,846	(9,397)	72,409

Comprehensive income:
Net income	-	-	-	5,325	-	-	-	5,325
Unrealized loss on derivative instrument,
net of tax of $35	-	-	-	-	(53)	-	-	(53)

Total comprehensive income								5,272

Shares issued-BSPA acquisition	1,749,800	17	24,393	-	-	-	-	24,410
Disqualifying dispositions	-	-	275	-	-	-	-	275
Share-based compensation cost	-	-	1,674	-	-	-	-	1,674
Exercise of stock options	1,403,486	14	2,853	-	-	-	-	2,867

Balance at December 31, 2006	25,027,865	$250	$110,876	$5,231	$(53)	1,662,846	$(9,397)	$106,907

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year	Year	Year
	ended	ended	ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Operating activities:
Net income	$5,325	$8,027	$7,711
Adjustments to reconcile net income to net cash provided by
operating activities:
(Income) loss from discontinued operations	(416)	322	(2,377)
Loss on disposal of fixed assets	29	-	9
Depreciation and amortization	9,713	2,319	1,706
Stock compensation expense	1,674	-	-
Decrease in deferred tax asset	3,163
Changes in assets and liabilities:
Increase in accounts receivable	(2,105)	(5,486)	(3,824)
(Increase) decrease in prepaid expenses and other current assets	(213)	(338)	139
(Increase) decrease in other assets	12	(7)	(178)
Increase in accounts payable, accrued expenses
and other liabilities	337	2,232	3,303

Net cash provided by operating activities	17,519	7,069	6,489

Investing activities:
Purchases of short term investments	(59,450)	(72,350)	(35,350)
Sales of short term investments	96,950	57,350	12,950
Accordis note receivable	5,360	-	-
Proceeds from sale of Accordis	-	2,000	-
Purchases of property and equipment	(3,334)	(5,040)	(3,099)
Cash paid for acquisition of BSPA	(81,150)	-	-
Investment in software	(1,131)	(630)	(407)

Net cash used in investing activities	(42,755)	(18,670)	(25,906)

Financing activities:
Proceeds from exercise of stock options	2,867	2,997	2,080
Purchases of treasury stock	-	(109)	-
Proceeds from long-term debt	40,000	-	-
Repayment of long-term debt	(8,500)	-	-
Disqualifying dispositions	275	-	-
Deferred financing costs on Term Loan	(936)	-	-

Net cash provided by financing activities	33,706	2,888	2,080

Net increase (decrease) in cash and cash equivalents	8,470	(8,713)	(17,337)

Cash provided by (used in) discontinued operations
Cash provided by operating activities	416	3,385	492
Cash used in investing activities	-	(227)	(574)

Net cash provided by (used in) discontinued operations	416	3,158	(82)

Cash and cash equivalents at beginning of period	3,641	9,196	26,615

Cash and cash equivalents at end of period	$12,527	$3,641	9,196

Supplemental disclosure of cash flow information:
Cash paid for income taxes	404	$360	135

Cash paid for interest	831	$-	-

Supplemental disclosure of noncash investing activities:
Note receivable from the sale of Accordis	-	$5,542	$-

Common stock issued in connection with BSPA acquisition	$24,410	$-	$-

  See accompanying notes to consolidated financial statements.

       HMS HOLDINGS CORP. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

  (a)      Organization and Business

  HMS Holdings Corp. (Holdings or the Company) provides a variety of cost containment and payment accuracy services relating to government healthcare programs. These services are in general designed to help clients increase revenue and reduce operating and administrative costs. The Company operates two businesses through its wholly owned subsidiaries, Health Management Systems, Inc. (HMS) and Reimbursement Services Group Inc (RSG).

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

  (g)      Goodwill

              Goodwill, representing the excess of acquisition costs over the fair value of net assets of acquired businesses, is not amortized but is reviewed for impairment at least annually. Fair value is based on a projection of the estimated discounted future net cash flows expected to result from the reporting unit, using a discount rate reflective of our cost of funds. For the purposes of performing this impairment test, the Company’s business segments are its reporting units. The fair values of the Company’s reporting units, to which goodwill has been assigned, is compared with the reporting units’ recorded values. If recorded values are less than the fair values, no impairment is indicated. If fair values are less than recorded values, an impairment charge is recognized for the

       HMS HOLDINGS CORP. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  difference between the carrying value and the fair value. The Company performs its annual goodwill impairment testing for all reporting units in the second quarter of each year. No impairment losses have been recorded in any of the periods presented.

  (h)      Long-Lived Assets

              Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of its asset group to the estimated undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the asset group exceeds the fair value of the assets and would be charged to earnings. Fair value is based on a projection of the estimated discounted future net cash flows expected to result from the asset group, using a discount rate reflective of the Company’s cost of funds. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

  (i)      Purchase Accounting

              The purchase method of accounting requires companies to assign values to assets and liabilities acquired based upon their fair value. In most instances there is not a readily defined or listed market price for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for individual assets and liabilities in many instances requires a high degree of estimation. The valuation of intangible assets, in particular is very subjective. The Company generally uses a third party valuation specialist in estimating fair values. The use of different valuation techniques and assumptions could change the amounts and useful lives assigned to the assets and liabilities acquired, including goodwill and other intangible assets and related amortization expense.

  (j)      Income Taxes

              Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits for net operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. The Company provides a valuation allowance against deferred tax assets and recognizes deferred tax assets to the extent that realization is more likely than not.

  (k)      Net Income Per Common Share

              Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. The Company had weighted average common shares and common stock equivalents outstanding during the years ended December 31, 2006, 2005 and 2004, of 21,731,000, 19,865,000 and 19,074,000, respectively for weighted average common shares, and 2,128,000, 2,422,000 and 3,201,000, respectively for common stock equivalents. The Company’s common stock equivalents consist of stock options.

  (l)      Revenue Recognition

              The Company recognizes revenue for its contingency fee based services when third party payors remit payments to the Company’s customers and consequently the contingency is deemed to have been satisfied. This revenue recognition policy is specifically addressed in the Security and Exchange Commission’s “Frequently Asked Questions and Answers” bulletin released on October 12, 2000 pertaining to Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB101). Transaction-related revenue is recognized based upon the completion of those transactions or services rendered during a given period. Non-refundable implementation fees are recognized over the implementation period, generally not exceeding nine months.

       HMS HOLDINGS CORP. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              In 2003, Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104) replaced SAB 101. The provisions of SAB 104 related to the Company’s revenue recognition policy as discussed above were unchanged from SAB 101.

              Emerging Issues Task Force (EITF) No. 00-21, “Revenue Arrangements with Multiple Deliverables,” requires contracts with multiple deliverables to be divided into separate units of accounting if certain criteria are met. While EITF 00-21 has not had a material impact on the Company’s financial statements, the Company applies the guidance therein and recognizes revenue on multiple deliverables as separate units of accounting if the criteria are met.

  (m)      Stock-Based Compensation

              Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations. No compensation expense related to stock option plans was reflected in the Company’s consolidated statements of operations as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. Statement of Financial Accounting Standards 123 (SFAS 123), “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, the Company had elected to continue to apply the intrinsic-value-based method of APB 25 described above, and adopted only the disclosure requirements of SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

              On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at fair value. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the consolidated statement of operations over the remaining service period after the adoption date based on the award’s original estimate of fair value. Results for prior periods have not been restated.

              Total share-based compensation expense recorded in the consolidated statement of income for the year ended December 31, 2006 was $1.7 million. As a result of adopting SFAS 123R on January 1, 2006, the Company’s net income for the year ended December 31, 2006 is $1.0 million lower than if it had continued to account for share-based compensation under APB 25. Diluted earnings per share for the year ended December 31, 2006 would have been $0.26 if the Company had not adopted SFAS 123R, compared to reported diluted earnings per share of $0.22.

              The following table illustrates the effect on net income and net income per basic and dilutive common share applicable to common stockholders for the years ended December 31, 2005 and 2004 as if the Company had applied the fair value recognition provisions for stock-based employee compensation of SFAS 123, as amended. For purposes of the pro forma presentation, option forfeitures are accounted for as they occurred and no amount of compensation cost has been capitalized, but instead were considered as period expenses (in thousands, except per share data):

       HMS HOLDINGS CORP. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Year Ended	Year Ended
		December 31,	December 31,
(in thousands, except per share amounts)		2005	2004

Net income, as reported		$8,027	$7,711
Stock-based employee compensation expense included in
reported net income		-	-
Total stock-based employee compensation expense determined
under fair value based method for all awards, net of
related tax effects		(2,171)	(1,363)

Pro forma net income		$5,856	$6,348

Net income per basic share:	As reported	$0.40	$0.40
	Pro forma	$0.29	$0.33

Net income per diluted share:	As reported	$0.36	$0.35
	Pro forma	$0.26	$0.28

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

               The weighted average fair value of the stock options granted for the years ended December 31, 2005 and 2004 were $3.83 and $3.87. The fair value of the stock options granted in the years ended December 31, 2005 and 2004 is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0% (the Company does not pay dividends); expected volatility of 58.8% and 62.3%; a risk-free interest rate of 3.99% and 4.03%; and expected lives of 5.57 and 5.98 years, respectively.

  (n)      Fair Value of Financial Instruments

              The carrying amounts for the Company’s cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value due to their short-term nature. The fair market value for short-term securities is based on quoted market prices where available. The carrying amount of the Company’s long-term debt approximates fair value as the debt is variable rate and the interest rate was reset in December 2006.

              In accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instrument and Hedging Activities, as amended, all derivative instruments are recorded at fair value on the Company’s balance sheet. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based on the exposure being hedged, as either a fair value hedge or a cash flow hedge.. Currently, the Company only has a cash flow hedge.

              For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk, such as interest rate risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of comprehensive income and reclassified in to earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present

       HMS HOLDINGS CORP. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  value of the future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.

  (o)      Comprehensive Income

              Other comprehensive income recorded by the Company includes all changes in equity except those resulting from investments by owners.

  (p)      Use of Estimates

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

  (q)      Reclassifications

               Certain reclassifications were made to prior year amounts to conform to the current presentation.

  (r)      Leases

              The Company accounts for its lease agreements pursuant to Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases, which categorizes leases at their inception as either operating or capital leases depending on certain defined criteria. We recognize lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays that defer the commencement date of required payments. Additionally, incentives the Company receives are treated as a reduction of its costs over the term of the agreement. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the lives of the lease, without assuming renewal features, if any, are exercised.

  (s) Recent Accounting Pronouncement

              In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

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

  2.             Acquisition

               On September 13, 2006, the Company and its wholly-owned subsidiary, HMS, completed an acquisition of all of the assets used exclusively or primarily in PCG’s BSPA for $80 million in cash and 1,749,800 shares of Holdings common stock and a contingent cash payment of up to $15 million if certain revenue targets are met for the twelve months ending June 30, 2007. The acquisition was effective as of August 31, 2006. BSPA provides a variety of cost avoidance, insurance verification, recovery audit and related services to state Medicaid agencies, children and family services agencies, the U.S. Department of Veterans Affairs, and the Centers for Medicare and Medicaid Services. Additionally, the Company incurred approximately $1.2 million of transaction costs, consisting primarily of professional service fees associated with the BSPA acquisition.

               The allocation of the purchase price is based upon estimates of the assets and liabilities acquired in accordance with SFAS No. 141 “Business Combinations.” The acquisition of BSPA is based on management’s consideration of past and expected future performance as well as the potential strategic fit with the long-term goals of the Company. The expected long-term growth, market position and expected synergies to be generated by BSPA are the primary factors which gave rise to an acquisition price which resulted in the recognition of goodwill.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the purchase price were as follows:

(in thousands)
Cash		$81,150
Common Stock-1,749,800 shares valued at the
the $13.95 closing price on September 13, 2006		24,410

Total Purchase Price		$105,560

The allocation of the aggregate purchase price of this acquisition is as follows:

(in thousands)
Goodwill		$62,860
Identifiable intangible assets		29,990
Net assets acquired:
Accounts receivable	9,795
Purchased backlog	4,870
Fixed assets	1,193
Other assets	106
Liabilities assumed	(3,254)

Net assets acquired		12,710

		$105,560

              Identifiable intangible assets principally include customer relationships and purchased software (see Note 5). The changes in the carrying amount of goodwill, by operating segment, are as follows for the year ended December 31, 2006:

	Balance at		Adjustments to	Balance at
	December 31,		net assets	December 31,
(in thousands)	2005	Acquisitions	acquired	2006

Health Management Systems, Inc.	$1,083	$62,860	$-	$63,943
Reimbursement Services Group, Inc.	1,299	-	-	1,299

Total HMS Holdings	$2,382	$62,860	$-	$65,242

              Unaudited pro forma results of operations assuming the acquisition was consummated at the beginning of 2005 and 2006 are presented below. The proformas below represent the historical results of the Company combined with those of BSPA for the periods presented, adjusted for specific factually supportable items such as amortization of intangible assets and interest expense. The pro forma results of operations do not include the costs of integration and are not necessarily indicative of either future results of operations or results that would have been achieved if the acquisitions had been consummated at the beginning of the periods presented below.

       HMS HOLDINGS CORP. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)
	For the Year Ended December 31,

(unaudited)	2006	2005
Total revenue	$131,355	$97,836

Net income	$11,518	$3,776

Earnings per share:
Basic	$0.50	$0.17

Diluted	$0.46	$0.16

Weighted-average common shares
outstanding:
Basic	22,961	21,615
Diluted	25,089	24,037

  3.             Short-Term Investments

               The Company had no short-term investments at December 31, 2006 as all amounts were invested in cash and cash equivalents. The table below presents the historical cost basis, and the fair value for the Company's investment portfolio at December 31, 2005 (in thousands):

	Historical	Fair
	Cost	Value

December 31, 2005: Municipal Auction Rate Securities	$37,500	$37,500

              The Company's holdings of short-term investments at December 31, 2005 consist of municipal auction rate securities of high credit quality and have contractual maturities between 2015 and 2045. All such instruments were classified as securities available for sale.

  4.              Property and Equipment

               Property and equipment as of December 31, 2006 and 2005 consisted of the following (in thousands):

	December 31,	December 31,
	2006	2005

Equipment	$15,245	$15,188
Leasehold improvements	3,699	4,434
Furniture and fixtures	4,032	3,777
Capitalized software	2,825	1,694

	25,801	25,093
Less accumulated depreciation and amortization	(15,877)	(17,559)

Property and equipment, net	$9,924	$7,534

       HMS HOLDINGS CORP. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              Depreciation and amortization expense related to property, equipment and software charged to operations for the years ended December 31, 2006, 2005 and 2004, was $3.2 million, $2.3 million and $1.7 million, respectively.

  5 . Intangible Assets

  Intangible assets as of December 31, 2006 are as follows (in thousands):

		Accumulated
	Asset	Amortization	Net	Useful Life

Customer relationships	$27,350	$1,302	$26,048	7 years
Software	2,440	203	2,237	4 years
Other	200	45	155	1-3 years

	$29,990	$1,550	$28,440

               Amortization of intangibles over the next five years is as follows (in thousands):

Year ending December 31,

2007	$4,617
2008	4,550
2009	4,540
2010	4,314
2011	3,907

  6.            Accounts Payable, Accrued Expenses and Other Liabilities

              Accounts payable, accrued expenses and other liabilities as of December 31, 2006 and 2005 consisted of the following (in thousands):

	December 31,	December 31,
	2006	2005

Accounts payable, trade	$4,795	$5,162
Accrued compensation	5,963	4,189
Accrued direct project costs	1,930	1,763
Accrued lease termination costs	94	141
Accrued other expenses	1,503	1,060

	$14,285	$12,315

              As of December 31, 2006 and 2005, $0.9 million and $1.0 million, respectively, were included in other liabilities (long-term) related to the Company’s recognizing of rental expenses on the Company’s facility leases on a straight-line basis (See Note 17).

       HMS HOLDINGS CORP. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  7.              Income Taxes

               The current income tax expense for the periods applicable was allocated as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Current tax expense:
Federal	$147	$182	$68
State	70	283	35

	217	465	103

Deferred tax expense:
Federal	2,243	-	-
State	1,128	-	-

	3,371	-	-

Total income tax expense	$3,588	$465	$103

              The current income tax expense in 2006, 2005 and 2004 principally arises from Alternative Minimum Tax requirements and some state income tax provisions.

              A reconciliation of the income tax expense calculated using the applicable federal statutory rates to the actual income tax expense from continuing operations follows (in thousands):

	Years Ended
	December 31,

	2006	%	2005	%	2004	%

Income tax expense:
Computed at federal statutory rate	$2,889	34.0	$2,997	34.0	$1,849	34.0
State and local tax expense, net of
federal benefit	790	9.3	1,207	13.6	777	11.3
Municipal interest	(135)	(1.6)	-	-	-	-
Write-down of deferred
tax asset	434	5.1	-	-	-	-
Decrease in valuation
allowance	(672)	(7.9)	(3,871)	(42.1)	(2,413)	(41.5)
Other, net	282	3.3	132	(0.3)	(110)	(1.4)

Total income tax expense	$3,588	42.2	$465	5.2	$103	2.4

       HMS HOLDINGS CORP. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 were as follows (in thousands):

	December 31,	December 31,
	2006	2005

Deferred tax assets:
Allowance for doubtful accounts	$707	$576
Property and equipment	650	1,055
Restructuring cost	440	640
Goodwill and other intangibles	1,223	1,063
Software	332	428
Federal and state net operating loss carryforwards	2,505	5,864
Capital loss carryforward	2,466	3,051
Deferred stock compensation	758	409
Deferred rent	986	468
Other	1,179	550

Total deferred tax assets before valuation allowance	11,246	14,104
Less valuation allowance	(2,666)	(3,338)

Total deferred tax assets after valuation allowance	8,580	10,766

Deferred tax liabilities:
Goodwill, BSPA	588	-
Capitalized research and development cost	779	390

Total deferred tax liabilities	1,367	390

Total net deferred tax assets	$7,213	$10,376

Net current deferred tax assets	$3,353	$3,978
Net non-current deferred tax assets	3,860	6,398

Total net deferred tax assets	$7,213	$10,376

              At December 31, 2006, the Company had net operating loss carry-forwards of $13.6 million and $26.2 million, which are available to offset future federal and state/local taxable income, respectively. Included in the federal NOL is approximately $9.2 million of benefit related to disqualifying dispositions for which the Company recognized no tax benefit in its financial statements. In the event that the Company receives a benefit for this deduction, the impact will be recorded to equity rather than income.

              The Company recognized decreases in the valuation allowance related to the Company’s ability to realize its deferred tax assets of $0.7, $2.2 and $1.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company recognized decreases in the valuation allowance in 2005 and 2004 principally resulting from the Company’s utilization of net operating loss carry-forwards (NOLs) to offset taxable income. At December 31, 2006, the Company has a valuation allowance of $2.7 million. The sale of Accordis resulted in a capital loss of $6.0 million, which can be carried forward for five years and produced a deferred tax asset of $2.5 million. The Company believes the available objective evidence, principally the capital loss carryforward being utilizable to offset only future capital gains, creates sufficient uncertainty regarding the realizability of its capital loss carryforward, that it is more likely than not, that substantially all of the capital loss carryforward is not realizable. The remaining valuation allowance of $0.2 million relates to certain state NOLs where the company doesn’t currently operate and there is sufficient doubt about the Company’s ability to utilize these NOLs, that it is more likely than not that this portion of the state NOLs are not realizable.

       HMS HOLDINGS CORP. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  8.             Debt

              On September 13, 2006, the Company entered into a credit agreement (the Credit Agreement) among the Company, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A. (JPMCB), as administrative agent, to fund a portion of the purchase price for the Company’s acquisition of the BSPA business described in Note 2. The Credit Agreement provides for a term loan of $40 million (the Term Loan) and revolving credit loans of up to $25 million (the Revolving Loan). Borrowings under the Credit Agreement mature on September 13, 2011. The loans are secured by a security interest in favor of the lenders covering the assets of the Company and its subsidiaries. Interest on borrowings under the Credit Agreement is calculated, at the Company’s option, at either (i) LIBOR, including statutory reserves, plus a variable margin based on the Company’s leverage ratio, or (ii) the higher of (a) the prime lending rate of JPMCB, and (b) the Federal Funds Effective Rate plus 0.50%, in each case plus a variable margin based on the Company’s leverage ratio. In connection with the Revolving Loan, the Company agreed to pay a commitment fee, payable quarterly in arrears, at a variable rate based on the Company’s leverage ratio (currently .25%), on the unused portion of the Revolving Loan.

              Commitments under the Credit Agreement will be reduced and borrowings are required to be repaid with the net proceeds of, among other things, sales or issuances of equity (excluding equity issued under employee benefit plans and equity issued to sellers as consideration in acquisitions), sales of assets by the Company and any incurrence of indebtedness by the Company, subject, in each case, to limited exceptions. The obligations of the Company under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to such matters as ERISA, uninsured judgments and the failure to pay certain indebtedness, and a change of control default.

              In addition, the Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on indebtedness, liens, fundamental changes, dispositions of property, investments, dividends and other restricted payments. The financial covenants include a consolidated fixed charge coverage, as defined, of not less than 1.5 to 1.0 through December 31, 2007 and a consolidated leverage ratio, as defined, not to exceed 3.0 to 1.0.

              On September 13, 2006, the Company borrowed $40 million under the Term Loan to purchase the BSPA business. In September 2006, the Company utilized the proceeds from the pay-off of the Accordis note and repaid $6 million of the Term Loan. In December 2006, the Company repaid an additional $2.5 million on the Term Loan. The Term Loan now requires quarterly repayments of $1.575 million beginning December 31, 2006, as the quarterly payment is adjusted each time the Company makes an additional repayment. JPMCB debited the Company’s account on January 2, 2007 for the scheduled December 31, 2006 quarterly payment and accordingly there are five quarters of repayments in the current liability at December 31, 2006. Fees and expenses related to the Credit Agreement of $0.9 million have been recorded as Deferred Financing Costs (included in Other assets non-current) and will be amortized as interest expense over the five-year life of the credit facilities.

Long-term debt consists of the following at December 31, 2006 (in thousands, except percentages):	December 31,
2006

Borrowings under the Credit Agreement:
$31.5 million Term Loan, interest at 6.875%	$31,500
$25 million Revolving Credit	-

Total long-term debt	$31,500
Less current portion of long-term debt	7,875

Long-term debt, net of current portion	$23,625

Aggregate maturities of long-term debt over the next five years are as follows (in thousands):

       HMS HOLDINGS CORP. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ending December 31,

2007	$7,875
2008	6,300
2009	6,300
2010	6,300
2011	4,725

Total	$31,500

  9.              Derivative Contract

               The Company has an interest rate swap agreement to hedge the fluctuations in variable interest rates and does not use derivative instruments for speculative purposes.

               In December 2006, the Company entered into a three-year interest rate swap agreement, which is accounted for as a cash flow hedge. This agreement effectively converted $12.0 million of the Company’s variable rate debt to fixed-rate debt, reducing the Company’s exposure to changes in interest rates. Under this swap agreement, the Company received an average LIBOR variable rate of 5.375% and paid an average LIBOR fixed rate of 5.295% for the period from December 13, 2006 to December 31, 2006. The LIBOR interest rates exclude the Company’s applicable interest rate spread under the Company’s Credit Agreement. The Company has recognized, net of tax, an unrealized loss of $53,000 related to the change in the instrument’s fair value for the year ended December 31, 2006 related to our interest rate swap agreement. This amount has been included in other comprehensive income.

  10.          Equity

  (a)      Treasury Stock

               On May 28, 1997, the Board of Directors authorized the Company to repurchase such number of shares of its common stock that have an aggregate purchase price not to exceed $10 million. On February 24, 2006, the Board of Directors increased the authorized aggregate purchase price by $10 million to an amount not to exceed $20 million. The Company is authorized to repurchase these shares from time to time on the open market or in negotiated transactions at prices deemed appropriate by the Company. Repurchased shares are deposited in the Company’s treasury and used for general corporate purposes. During the years ended December 31, 2006 and 2004, the Company did not repurchase any shares of common stock. During the year ended December 31, 2005, the Company repurchased a total of 17,930 shares of common stock for $109,000 at an average price of $6.04 per share. Since the inception of the repurchase program in June 1997, the Company has repurchased 1,662,846 shares of common stock at an average price of $5.65 per share having an aggregate purchase price of $9.4 million.

  (b)      Preferred Stock

              The Company’s certificate of incorporation, as amended, authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock with such designations, rights and preferences as may be determined by the Company’s Board of Directors. As of December 31, 2006, no preferred stock had been issued.

  11.           Employee Benefit Plan

               The Company sponsors a benefit plan to provide retirement benefits for its employees known as the HMS Holdings Corp. 401(k) Plan (the 401(k) Plan). Participants may make voluntary contributions to the 401(k) Plan of up to 60% of their annual base pre-tax compensation not to exceed the federally determined maximum allowable contribution. The 401(k) Plan permits discretionary Company contributions. The Company contributions are not in the form of the Company’s common stock and participants are not permitted to invest their contributions in the Company’s stock. For the years ended December 31, 2006, 2005 and 2004, the Company contributions to the 401(k) Plan were $473,000, $419,000 and $386,000, respectively.

       HMS HOLDINGS CORP. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  12.          Stock-Based Compensation Plans

  (a)      2006 Stock Plan

               The Company’s 2006 Stock Plan (2006 Plan) was approved by the Company’s shareholders at the Annual Meeting of Shareholders held on June 6, 2006. The purpose of the 2006 Plan is to furnish a material incentive to employees and non-employee Directors of the Company and its subsidiaries by making available to them the benefits of a larger common stock ownership in the Company through stock options and awards. It is believed that these increased incentives stimulate the efforts of employees and non-employee Directors towards the continued success of the Company and its affiliates, as well as assist in the recruitment of new employees and non-employee Directors. A total of 1,000,000 Shares was authorized for issuance pursuant to awards granted under the Plan. Any Shares issued in connection with awards other than Stock Options and Stock Appreciation Rights shall be counted against the 1,000,000 limit described above as one and eight-tenths (1.8) Shares for every one Share issued in connection with such award or by which the award is valued by reference. Any Employee or non-employee Director shall be eligible to be selected as a Participant; provided, however, that Incentive Stock Options shall only be awarded to employees of the Company, or a parent or subsidiary, within the meaning of Section 422 of the Internal Revenue Code of 1984, as amended (the Code). The option price per Share shall be not less than the fair market value of the shares on the date the option is granted. During the year ended December 31, 2006, 436,900 options were issued under the 2006 Plan with 563,100 options available for grant under the 2006 Plan.

  (b)      1999 Long-Term Incentive Plan

              The Company’s 1999 Long-Term Incentive Stock Plan (Plan) was approved by the Company’s shareholders at the Annual Meeting of Shareholders held on March 9, 1999. At the June 4, 2003 Annual Meeting of Shareholders, the shareholders approved an increase in the number of shares of common stock available for issuance under the Plan to 6,251,356 from 4,751,356. The Plan was terminated upon approval of the 2006 Plan by our shareholders at the June 6, 2006 Annual Meeting of Shareholders. There are no remaining options available for grant under this Plan. As of December 31, 2006, 3,090,506 options were outstanding.

  (c)      1995 Non-Employee Director Stock Option Plan

              The Company’s 1995 Non-Employee Director Stock Option Plan (NEDP) was adopted by the Board of Directors on November 30, 1994. Under the NEDP, directors of the Company who are not employees of the Company or its subsidiaries may be granted options to purchase 1,500 shares of common stock of the Company during the fourth quarter of each year commencing with fiscal year 1995. Options for the purchase of up to 112,500 shares of common stock may be granted under the NEDP and the Company will reserve the same number of shares for issuance. The options available for grant are automatically increased to the extent any granted options expire or terminate unexercised. The last awards under the NEDP were in October 2000 and the plan expired in 2005. As of December 31, 2006, 16,500 options were outstanding.

  (d)      Options Issued Outside the Plans

              On September 13, 2006, in connection with the acquisition of the Benefits Solution Practice Area (BSPA) of Public Consulting Group, Inc. (PCG), the Company issued 585,000 options to ten senior executives of BSPA at $14.04, the then current market price. These options were issued as an inducement to these senior executives to join the Company and to adjust for the differences in compensation practices from those employed by PCG. These shares vest 25% per year for four years with the first 25% vesting on September 13, 2007. Additionally, at December 31, 2006, 850,000 options were outstanding that were granted in prior years to a senior executive and a board member.

  (e) Summary of Options

               Presented below is a summary of the Company’s options for the years ended December 31, 2006:

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Shares (in thousands)	Shares	price	terms	value

Outstanding at
January 1, 2006	5,122	$3.24
Granted	1,270	12.25
Exercised	(1,403)	2.04
Forfeitures	(10)	17.04

Outstanding at
December 31, 2006	4,979	$5.85	6.71	$46,876

Vested or expected to vest at
December 31, 2006	4,849	$5.67	0.49	$46,476

Exercisable at December 31, 2006	3,439	$3.40	5.53	$40,722

              The fair value of each option grant was estimated using the Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the Company's stock. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the interest rate of a 5-year U.S. Treasury note in effect on the date of the grant. The fair value of options granted was $5.10, $3.83 and $3.87 for the years ended December 31, 2006, 2005 and 2004 respectively.

              As of December 31, 2006, there was approximately $5.4 million of total unrecognized compensation cost related to stock options outstanding at December 31, 2006. That cost is expected to be recognized over a weighted-average period of 3.0 years. No compensation cost related to stock options was capitalized for the year ended December 31, 2006.

              The following table summarized the weighted average assumptions utilized in developing the Black-Scholes pricing model:

	Year ended December 31,

	2006	2005	2004

Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.9%	3.99%	4.03%
Expected volatility	38.7%	58.8%	62.3%
Expected life	5.0 years	5.6 years	6.0 years

              The following table summarizes information for stock options outstanding at December 31, 2006 (in thousands, except per share data):

  HMS HOLDINGS CORP. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Weighted	Weighted		Weighted
Range of	Number	average	average		average
exercise	outstanding as of	remaining	exercise	Number	exercise
prices	December 31, 2006	contractual life	price	exercisable	price

$ 1.07 - 1.19	762	4.18	$1.16	762	$1.16
1.20 - 2.48	714	5.08	2.42	714	2.42
2.49 - 3.05	529	6.83	2.95	529	2.95
3.06 - 3.41	558	5.96	3.40	558	3.40
3.42 - 6.44	576	4.94	6.09	496	6.04
6.45 - 6.95	550	8.28	6.95	367	6.95
6.96 - 9.44	268	9.03	9.27	13	7.08
9.45 - 10.98	377	9.48	10.98	-	-
10.99 - 14.66	645	9.71	14.08	-	-

$ 1.07 - $14.66	4,979	6.71	$5.85	3,439	$3.40

  13.          Transactions with Officers and Other Related Parties

  (a)      Public Consulting Group, Inc.

               As part of the acquisition of BSPA, the Company entered into four subleases with PCG (a significant shareholder as a result of the acquisition of BSPA) where BSPA was located in an office where the lease liability was not assumed by the Company. Three of these leases are for less than one year and one extends through 2009, requiring rental payments of approximately $0.3 million in 2007. There are two locations where PCG subleases office space from the Company as the primary lease liability was assumed by the Company as part of the acquisition. Both of these leases extends through 2010, requiring annual rental payments of approximately $0.3 million in 2007, and $0.1 million in 2008 and 2009. Through December 31, 2006, amounts recognized as expense by the Company under subleases to PCG was approximately $0.1 million and amounts recognized as a reduction to expense where PCG subleases from the Company was approximately $14,000.

              As part of the acquisition, the Company and PCG entered into an Intercompany Services Agreement (the ISA) to allow each party to perform services such as IT support and contractual transition services. Services performed under the ISA are billed at pre-determined rates as specified in the ISA. Through December 31, 2006, services rendered by PCG to the Company under the ISA approximated $129,000 and services rendered by HMS for PCG approximated $94,000.

              Since the acquisition, amounts have been collected by or paid on behalf of the Company by PCG and are reimbursed to PCG at cost. At December 31, 2006, $1.4 million is owed to PCG and is classified as a current liability.

  (b)      Employment Agreements

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

  14.           Restructurings and Discontinued Operations

  (a) Restructurings

               Prior to December 2003, the Company recorded restructuring charges related to facility costs associated with reducing its New York City office space, based on an executed sublease. As of December 31, 2006 and 2005, $1.0 million and $1.2 million respectively, remained as accrued lease termination liabilities.

       HMS HOLDINGS CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              The following table presents a summary of the activity in accrued liabilities for restructuring charges (in thousands):

New York Leased
Space Reduction

Balance at December 31, 2004	1,337
Cash payments	(176)

Balance at December 31, 2005	$1,161
Cash payments	(141)

Balance at December 31, 2006	$1,020

              As of December 31, 2006 and 2005, $0.9 million and $1.0 million, respectively, were included in other liabilities (long-term) related to the Company’s restructuring charges.

  (b) Discontinued Operations of Business Segment

              On August 31, 2005, the Company sold the stock of Accordis to Accordis Holding Corp. (AHC), an unrelated New York based private company, for $8 million, consisting of cash of $2 million and an interest bearing five-year promissory note of $6 million. The note bore interest at 6% per annum and required semi-annual principal payments of $100,000, with the balance of $5.1 million due in a balloon payment on August 31, 2010. On September 29, 2006, the note was repaid in full and the remaining unamortized discount of $440,000 was recorded in income from discontinued operations.

               During 2006, the Company reached an agreement with a major client of Accordis that had filed a claim against Accordis in 2003 to settle this matter. The Company paid the Accordis customer $1.3 million, of which $1.0 million was from insurance proceeds. The remaining liability balance of $0.2 million, net of legal expenses and taxes, was recorded as income from discontinued operations in the year ended December 31, 2006.

              Concurrent with the sale of Accordis, the Company entered into a three year Data Services Agreement (DSA) to provide data processing services to AHC for $2.7 million per annum, which is reported as revenue in the Company’s financial statements. The DSA contains specific service levels consistent with prior history and provides for revenue increases in the event AHC exceeds certain transaction levels. For the years ended December 31, 2006 and 2005, the Company recorded $2.7 million and $0.9 million of revenue from the DSA.

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

              Results of operations from the Accordis discontinued operations for the eight months ended August 31, 2005 (prior to the sale date of August 31, 2005) and the year ended December 31, 2004 were as follows (in thousands):

       HMS HOLDINGS CORP. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Eight Months	Year
	Ended August 31,	Ended December 31,
	2005	2004

Revenue	$17,716	$34,741

Income before income taxes	826	2,389
Income tax (expense) benefit	13	(12)

Income from discontinued operations	$839	$2,377

              Income from discontinued operations for the year ended December 31, 2006 of $416,000, net of income taxes, resulted from the Accordis note repayment ($255,000 net of tax) and the resolution of a contingent liability ($161,000 net of tax).

  15.      Commitments and Contingencies

  (a)      Lease commitments

               The Company leases office space, data processing equipment and software licenses under operating leases that expire at various dates through 2013. The lease agreements provide for rent escalations. Rent expense, net of sublease income, for the years ended December 31, 2006, 2005 and 2004, was $3.2 million, $2.3 million and $2.7 million, respectively. Sublease income was $0.3 million, $1.1 million and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively

              Minimum annual lease payments to be made and sublease payments to be received for each of the next five years ending December 31 and thereafter are as follows (in thousands):

Year	Payments	Sublease Receipts

2007	$5,990	$965
2008	5,357	571
2009	5,116	582
2010	4,667	594
2011	4,085	606
Thereafter	5,441	880

Total	$30,656	$4,198

  (b) Indemnification

              The Stock Purchase Agreement (SPA) between the Company and AHC contains further indemnification provisions pursuant to which the Company agreed to indemnify AHC for liabilities in connection with Accordis that arose prior to the sale of Accordis to AHC on August 31, 2005. AHC agreed to indemnify the Company for liabilities in connection with Accordis that arise after the sale. There is a minimum indemnification claim threshold of $250,000 that is computed after taking into account any insurance proceeds. The Company's liability under the indemnification provisions of the SPA is capped at the purchase price. The Company is not aware of any potential claims under the indemnification provisions of the SPA.

  16.       Segments and Geographical Information

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

       HMS HOLDINGS CORP. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  help ensure that they receive the full amount of program funding to which they are entitled.

              RSG provides services for hospitals and other healthcare providers in correctly documenting services which qualify for special reimbursement through the Medicare Cost Report and other governmental payment mechanisms.

              The Company measures the performance of its operating segments through "Operating Income" as defined in the accompanying Consolidated Statements of Income. Consistent with how the Company manages these businesses, segment operating margin is reported as operating contribution prior to corporate overheads. Corporate overheads, consisting of data processing costs and general and administrative expenses are managed as cost centers servicing multiple operating businesses. Prior year presentations have been reclassified to be consistent with the current year presentation.

	Total
	HMS Holdings		Health
	Continuing		Management
(in thousands)	Operations	RSG	Systems	Corporate

Year ended December 31, 2006
Revenue	$87,940	$7,900	$77,340	$2,700
Operating income	7,825	2,905	23,333	(18,413)
Total assets	157,243	4,424	123,743	29,076
Goodwill	65,242	1,299	63,943	-
Depreciation and amortization	9,713	61	7,761	1,891
Capital expenditures and software capitalization	4,465	42	3,242	1,181

Year ended December 31, 2005
Revenue	$60,024	$7,514	$51,610	$900
Operating income	7,576	2,751	21,296	(16,471)
Total assets	87,601	4,762	18,863	63,976
Goodwill	2,382	1,299	1,083	-
Depreciation and amortization	2,319	34	690	1,595
Capital expenditures and software capitalization	5,670	64	1,832	3,774

Year ended December 31, 2004
Revenue	$50,451	$6,475	$43,976	$-
Operating income	5,124	2,641	18,711	(16,228)
Total assets	61,977	3,335	13,964	44,678
Goodwill	2,382	1,299	1,083	-
Depreciation and amortization	1,706	4	521	1,181
Capital expenditures and software capitalization	3,507	11	975	2,521

               Other corporate assets, including cash and cash equivalents, short-term investments, deferred tax assets and corporate data processing assets are shown in the corporate category and do not include the assets of discontinued operations of $14.7 million in 2004. Prior years amounts include reclassifications to conform to the Company’s current segmentation. Corporate revenue results from services provided under the DSA with AHC.

  (b) Geographic Information

               The Company operates within the continental United States.

  (c) Major Customers

              The Company’s largest client is the Florida Agency for Health Care Administration. This client accounted for 11%, 15% and 14% of the Company’s total revenue in the years ended December 31, 2006, 2005 and 2004, respectively. The Company provides services to this client pursuant to a contract awarded in November 2001 for a

       HMS HOLDINGS CORP. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  three-year period with a three-year renewal through October 2007. The Company’s second largest client is the New Jersey Department of Human Services. This client accounted for 11%, 10% and 14% of the Company’s total revenue in the years ended December 31, 2006, 2005 and 2004, respectively. The Company provides services to this client pursuant to a contract awarded in March 2001 for a three-year period with renewals through March 2007. This customer has been a client of the Company since 1985.

  (d) Concentration of Revenue

              The clients constituting the Company’s ten largest clients change periodically. The concentration of revenue with such clients was 51%, 71% and 71% of the Company’s revenue in each of the years ended December 31, 2006, 2005 and 2004, respectively. In many instances, the Company provides its services pursuant to agreements subject to competitive re-procurement. All of these agreements expire between 2007 and 2010. The Company cannot provide assurance that any of these agreements will be renewed and, if renewed, that the fee rates will be equal to those currently in effect.

  17.           Staff Accounting Bulletin No. 108

               In September 2006, the SEC released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 permits the Company to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. In accordance with SAB 108, the Company has adjusted its opening retained earnings for 2006 and its financial results for the first three quarters of 2006 for the items described below. The Company considers these adjustments to be immaterial to prior periods.

  Operating Lease Accounting. The Company adjusted its opening retained earnings and other liabilities-long-term for 2006 and its financial results for the first three quarters of 2006 to reflect a change in its lease accounting under SFAS No. 13. The change is being made to include the straight-line effect over the lease term of escalating rents at its corporate headquarters. This error originated in 1995.

  Overaccrual. The Company also has adjusted its opening retained earnings and accounts payable, accrued expenses and other liabilities for 2006 for the overaccrual established in 1999 of amounts associated with exiting a business.

  Impact of Adjustments. The impact of each of the items notes above on 2006 opening shareholders’ equity and retained earnings and on net income, net of tax, for the quarters of 2006 is presented below (in thousands):

	Operating
	Lease	Over-
	Accounting	accrual	Total

Cumulative effect on shareholders' equity as of January 1, 2006	(649)	289	(360)
Cumulative effect on retained earnings as of January 1, 2006	(649)	289	(360)
Effect on:
Net income for the three months ended March 31, 2006	38	-	38
Net income for the three months ended June 30, 2006	38	-	38
Net income for the three months ended September 30, 2006	38	-	38

       HMS HOLDINGS CORP. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  18.           Quarterly Financial Data (unaudited)

              The table below summarizes the Company’s unaudited quarterly operating results for its last two fiscal years. The results for the first, second and third quarters of 2006 have been restated to reflect the adoption of SAB 108 (Note 17).

(in thousands, except per share amounts)	First	Second	Third	Fourth
Year ended December 31, 2006	Quarter	Quarter	Quarter	Quarter

Revenue	$16,378	$16,850	$21,091	$33,621
Operating income	1,708	1,748	494	3,875
Income from discontinued operations, net	-	161	255	-
Net income	1,305	1,535	620	1,865
Basic net income per share	0.06	0.07	0.03	0.08
Diluted net income per share	0.06	0.07	0.03	0.07

Year ended December 31, 2005
Revenue	$12,045	$13,316	$17,435	$17,228
Operating income	786	706	3,679	2,405
Income (loss) from discontinued operations, net	(596)	451	(209)	32
Net income	357	1,383	3,598	2,689
Basic net income per share	0.02	0.07	0.18	0.13
Diluted net income per share	0.02	0.06	0.16	0.12

  HMS HOLDINGS CORP. AND SUBSIDIARIES
  SCHEDULE II---VALUATION AND QUALIFYING ACCOUNTS
  (in thousands)

Allowance for doubtful accounts:

Balance, December 31, 2003	$300
Provision	-
Recoveries	-
Charge-offs

Balance, December 31, 2004	300
Provision	375
Recoveries	-
Charge-offs	-

Balance, December 31, 2005	675
BSPA acquisition	-
Recoveries	-
Charge-offs	163

Balance, December 31, 2006	$512

  HMS HOLDINGS CORP. AND SUBSIDIARIES
  EXHIBIT INDEX

Exhibit		Description
Number
2		Agreement and Plan of Merger, dated as of December 16, 2002, among Health Management Systems, Inc., HMS Holdings Corp. and HMS Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to Amendment No. 1 (“Amendment No. 1”) to HMS Holdings Corp.’s
Registration Statement on Form S-4, File No. 333-100521 (the “Form S-4”))
3.1	(i)	Restated Certificate of Incorporation of HMS Holdings Corp. (Incorporated by reference to Exhibit 3.1 to Amendment No. 1)
3.1	(ii)	Certificate of Amendment to the Certificate of Incorporation of HMS Holdings Corp. (Incorporated by reference to Exhibit 3.1(a) to HMS Holdings Corp.’s Registration Statement on Form S-8, File No. 333-108436 (the “1999 Plan Form S-8”)
3.2		By-laws of HMS Holdings Corp. (Incorporated by reference to Exhibit 3.2 to the Form S-4)
10.1		Health Management Systems, Inc. Employee Stock Purchase Plan, as amended (Incorporated by reference to Exhibit 10.2 to the January 1994 Form 10-Q and to Exhibit 10.1 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1995 (the “January 1995 Form 10-Q”))
10.2		Health Management Systems, Inc. 1995 Non-Employee Director Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the January 1995 Form 10-Q)
10.3		HMS Holdings Corp. 1999 Long-Term Incentive Stock Plan (Incorporated by reference to Exhibit 4 to the 1999 Plan Form S-8)
10.3	(i)	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to HMS Holdings Corp.’s Current Report on Form 8-K dated December 14, 2004 (the “December 2004 Form 8-K”))
10.3	(ii)	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the December 2004 Form 8-K)
10.4		HMS Holdings Corp. 2006 Stock Plan (Incorporated by reference to Exhibit 4.6 to HMS Holdings Corp.’s Registration Statement on Form S-8, File No. 333-139025 (the “2006 Plan Form S-8”)
10.4	(i)	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 4.6(i) to the 2006 Plan Form S-8)
10.4	(ii)	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 4.6(ii) to the 2006 Plan Form S-8)
10.5	(i)	Employment Agreement, dated as of October 2, 2000, between Health Management Systems, Inc. and William F. Miller III (Incorporated by reference to Exhibit 10.17(i) to Health Management Systems, Inc.’s Annual Report on Form 10-K for the year ended October 31, 2000 (the “2000 Form 10-K”))
10.5	(ii)	Amendment, dated as of November 4, 2003, to Employment Agreement between HMS Holdings Corp. and William F. Miller III
10.5	(iii)	Amended and Restated Employment Agreement, date as of December 31, 2005, between HMS Holdings Corp. and William F. Miller II (Incorporated by reference to Exhibit 99.1 to HMS Holdings Corp.’s Current Report on Form 8-K dated January 18, 2006 (the “January 2006 Form 8-K”)).
10.6		Restricted Stock Purchase Agreement for 550,000 Common Shares dated January 10, 2001, between Health Management Systems, Inc. and William F. Miller III (Incorporated by reference to Exhibit 10.17(ii) to the 2000 Form 10-K)
10.7		Pledge Agreement, dated January 10, 2001, between Accelerated Claims Processing, Inc. and William F. Miller III (Incorporated by reference to Exhibit 10.17(iii) to the 2000 Form 10-K)
10.8		Promissory note, dated January 10, 2001, in the principal amount of $721,875 between William F. Miller III and Accelerated Claims Processing, Inc. (Incorporated by reference to Exhibit 10.17(iv) to the 2000 Form 10-K)
10.9	(i)	Employment Agreement dated as of March 30, 2001 by and between Health Management Systems, Inc. and Robert M. Holster (Incorporated by reference to Exhibit 10.2(i) to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2001 (the “April 2001 Form 10-Q”))

  HMS HOLDINGS CORP. AND SUBSIDIARIES
  EXHIBIT INDEX

Exhibit		Description
Number
10.9	(ii)	Amendment dated as of February 11, 2004 to Employment Agreement between HMS Holdings Corp. and Robert M. Holster (Incorporated by reference to Exhibit 10 to HMS Holdings Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004
10.10		Stock Option Agreement dated as of March 30, 2001 by and between Health Management Systems, Inc. and Robert M. Holster (Incorporated by reference to Exhibit 10.2(ii) to the April 2001 Form 10-Q)
10.11		Employment Agreement dated as of January 1, 2003 by and between Health Management Systems, Inc. and William C. Lucia (Incorporated by reference to Exhibit 10.13 to HMS Holdings Corp.’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”))
10.11	(i)	Amendment, dated as of December 31, 2005, to Employment Agreement between William C. Lucia and HMS Holdings Corp. (Incorporated by reference to Exhibit 99.2 to the January 2006 Form 8-K). (
10.12		Separation Agreement, dated as of December 31, 2005, between Thomas G. Archbold and HMS Holdings Corp. (Incorporated by reference to Exhibit 99.3 to the January 2006 Form 8-K).
10.13	(i)	Leases, dated September 24, 1981, September 24, 1982, and January 6, 1986, as amended, between 401 Park Avenue South Associates and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.13 to Health Management Systems, Inc.’s Registration Statement on Form S-1, File No. 33-46446, dated June 9, 1992 and to Exhibit 10.5 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1994)
10.13	(ii)	Lease, dated as of March 15, 1996, by and between 387 PAS Enterprises, as Landlord, and Health Management Systems, Inc., as Tenant (Incorporated by reference to Exhibit 10.2 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1996 (the "July 1996 Form 10-Q"))
10.13	(iii)	Fifth Amendment, dated May 30, 2000 to the lease for the entire eighth, ninth, and tenth floors and part of the eleventh and twelfth floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.1 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000 (the “July 2000 Form 10-Q”))
10.13	(iv)	Sixth Amendment, dated May 1, 2000 to the lease for the entire eighth, ninth, and tenth floors and part of the eleventh and twelfth floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. Tenant (Incorporated by reference to Exhibit 10.2 to the July 2000 Form 10-Q)
10.13	(v)	Seventh Amendment, dated April 1, 2001 to the lease for the entire eighth, ninth, and tenth floors and part of the eleventh floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. Tenant (Incorporated by reference to Exhibit 10.1(v) to the April 2001 Form 10-Q)
10.13	(vi)	Third Amendment, dated May 30, 2000 to the lease for a portion of the eleventh floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.3 to the July 2000 Form 10-Q)
10.13	(vii)	Fourth Amendment, dated May 1, 2000 to the lease for a portion of the eleventh floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.4 to the July 2000 Form 10-Q)
10.13	(viii)	Fifth Amendment, dated May 1, 2003 to the lease for a portion of the eleventh floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc.
(Incorporated by reference to Exhibit 10.1(vi) to the April 2001 Form 10-Q)
10.13	(ix)	Fifth Amendment, dated May 30, 2000 to the lease for the fourth floor and the penthouse between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.7 to the July 2000 Form 10-Q)
10.13	(x)	Sixth Amendment, dated May 1, 2000 to the lease for the fourth floor and the penthouse between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc.

  HMS HOLDINGS CORP. AND SUBSIDIARIES
  EXHIBIT INDEX

Exhibit		Description
Number
(Incorporated by reference to Exhibit 10.8 to the July 2000 Form 10-Q)
10.13	(xi)	Seventh Amendment, dated March 1, 2001 to the lease for the fourth floor and the penthouse between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.1(iv) to the April 2001 Form 10-Q)
10.14	(i)	Sublease Agreement, dated December 23, 1997, between Health Management Systems, Inc. and Shandwick USA, Inc. (Incorporated by reference to Exhibit 10.1 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1998 (the “January 1998 Form 10-Q”))
10.14	(ii)	Consent to Sublease, dated December 23, 1997, by 387 P.A.S. Enterprises to the subletting by Health Management Systems, Inc. to Shandwick USA, Inc. (Incorporated by reference to Exhibit 10.2 to the January 1998 Form 10-Q)
10.15		Sublease Agreement, dated as of January 2003, between Health Management Systems, Inc. and Vitech Systems Group, Inc. (Incorporated by reference to Exhibit 10.17 to the 2002 Form 10-K)
10.16		Settlement Agreement and Release dated February 3, 2005 between the District of Columbia and Health Management Systems, Inc.
10.17		Data Services Agreement, dated August 31, 2005, between HMS Business Services, Inc. and Accordis Holding Corp. (Incorporated by reference to Exhibit 99.3 to HMS Holdings Corp.’s Current Report on Form 8-K dated August 31, 2005 (the “August 2005 Form 8-K”))
10.18		Accordis Holding Corp. Subordinated Promissory Note dated August 31, 2005 (Incorporated by reference to Exhibit 99.4 to the August 2005 Form 8-K).
10.19		Non-Compete Agreement, dated as of August 31, 2005, among HMS Holdings Corp., Health Management Systems, Inc., HMS Business Services, Inc., Accordis Holding Corp., and Accordis Inc. (Incorporated by reference to Exhibit 99.5 to the August 2005 Form 8-K).
10.20		Sublease Agreement made as of the 31st day of August, 2005 between Health Management Systems, Inc. and Accordis, Inc. (Incorporated by reference to Exhibit 99.6 to the August 2005 Form 8-K).
10.21		Transition Services Agreement, dated August 31, 2005, between HMS Business Services, Inc. and Accordis Inc (Incorporated by reference to Exhibit 99.7 to the August 2005 Form 8-K)
10.22		Subcontracting Agreement, made the 31st day of August 2005, by and between Accordis Inc. and Reimbursement Services Group Inc. (Incorporated by reference to Exhibit 99.8 to the August 2005 Form 8-K).
10.23		Software License Agreement, dated as of August 31, 2005 between Accordis, Inc. and Health Management Systems, Inc. (Incorporated by reference to Exhibit 99.9 to the August 2005 Form 8-K).
10.24		Stock Purchase Agreement, dated August 31, 2005, between HMS Holdings Corp. and Accordis Holding Corp. (Incorporated by reference to Exhibit 99.2 to HMS Holdings Corp.’s Current Report on Form 8-K/A dated August 31, 2005)
10.25		Asset Purchase Agreement, dated as of June 22, 2006, by and among HMS Holdings Corp., Health Management Systems, Inc., and Public Consulting Group, Inc. (Incorporated by reference to Exhibit 99.1 to HMS Holdings Corp.’s Current Report on Form 8-K dated June 26, 2006).
10.25	(i)	Amendment No. 1 to Asset Purchase Agreement, dated as of September 13, 2006, by and among HMS Holdings Corp., Health Management Systems, Inc., and Public Consulting Group, Inc. (Incorporated by reference to Exhibit 99.1 to HMS Holdings Corp.’s Current Report on Form 8-K dated September 14, 2006 (the “September 2006 Form 8-K)).
10.26		Master Teaming Agreement, dated as of September 13, 2006, by and between Health Management Systems, Inc. and Public Consulting Group, Inc. (Incorporated by reference to Exhibit 99.2 to the September 2006 Form 8-K).
10.27		Credit Agreement, dated as of September 13, 2006, among HMS Holdings Corp., the Guarantors named therein, the Lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities, Inc., as sole lead arranger and sole

  HMS HOLDINGS CORP. AND SUBSIDIARIES
  EXHIBIT INDEX

	Exhibit	Description
	Number
		bookrunner, Bank of America, N.A., as syndication agent and Citizens Bank of Massachusetts, as documentation agent (Incorporated by reference to Exhibit 99.3 to the September 2006 Form 8-K).
*	21	List of Subsidiaries of HMS Holdings Corp.
*	23	Consent of Independent Registered Public Accounting Firm
*	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp.
*	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp.
*	32.1	Section 1350 Certification of the Principal Executive Officer of HMS Holdings Corp. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.
*	32.2	Section 1350 Certification of the Principal Financial Officer of HMS Holdings Corp. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

* Filed herewith.