Form 10-Q
period 2007-03-31
HMS HOLDINGS CORP
filed 2007-05-08
CIK 1196501

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The number of shares common stock, $.01 par value, outstanding as of May 7, 2007 was 23,565,992.

HMS HOLDINGS CORP. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousand, except share and per share amounts)
(unaudited)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$8,470	$12,527
Accounts receivable, net of allowance of $493 and $512 at March 31, 2007 and December 31, 2006, respectively	32,636	30,930
Prepaid expenses and other current assets, including deferred tax assets of $2,729 and $3,353 at March 31, 2007 and December 31, 2006, respectively	4,799	5,352

	45,905	48,809

Property and equipment, net	13,220	12,160
Goodwill, net	65,242	65,242
Deferred income taxes, net	2,534	3,860
Intangible assets, net	25,193	26,204
Other assets	887	968

Total assets	$152,981	$157,243

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$10,036	$14,285
Amounts due to Public Consulting Group, Inc.	417	1,385
Current portion of long-term debt	6,300	7,875

Total current liabilities	16,753	23,545

Long-term liabilities:
Long-term debt	22,050	23,625
Other liabilities	3,119	3,166

Total long-term liabilities	25,169	26,791

Total liabilities	41,922	50,336

Commitments and contingencies

Shareholders’ equity:
Preferred stock — $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock — $.01 par value; 45,000,000 shares authorized; 25,199,339 shares issued and 23,536,493 shares outstanding at March 31, 2007; 25,027,865 shares issued and 23,365,019 shares outstanding at December 31, 2006	252	250
Capital in excess of par value	112,075	110,876
Retained earnings	8,203	5,231
Treasury stock, at cost; 1,662,846 shares at March 31, 2007 and December 31, 2006	(9,397)	(9,397)
Other comprehensive loss	(74)	(53)

Total shareholders’ equity	111,059	106,907

Total liabilities and shareholders’ equity	$152,981	$157,243

See accompanying notes to condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Month Periods ended March 31, 2007 and 2006
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2007	2006
Revenue	$32,238	$16,378

Cost of services:

Compensation	13,073	7,878
Data processing	2,147	1,449
Occupancy	1,981	1,245
Direct project costs	5,157	2,688
Other operating costs	2,843	1,410
Amortization of acquisition related intangibles	1,163	—

Total cost of services	26,364	14,670

Operating income	5,874	1,708

Interest expense	(709)	—
Net interest income	105	515

Income before income taxes	5,270	2,223
Income taxes	2,298	918

Net income	$2,972	$1,305

Basic income per share data:
Net income per basic share	$0.13	$0.06

Weighted average common shares outstanding, basic	23,436	20,629

Diluted income per share data:
Net income per diluted share	$0.11	$0.06

Weighted average common shares, diluted	25,903	22,686

See accompanying notes to condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share amounts)

					Accumulated
	Common Stock		Capital In		Other			Total
	# of Shares	Par	Excess Of	Retained	Comprehensive	Treasury Stock		Shareholders’
	Issued	Value	Par Value	Earnings	Income/(Loss)	# of Shares	Amount	Equity

Balance at December 31, 2006	25,027,865	$250	$110,876	$5,231	$(53)	1,662,846	$(9,397)	$106,907

Comprehensive income:
Net income	—	—	—	2,972	—	—	—	2,972
Unrealized loss on derivative instrument, net of tax of $15	—	—	—	—	(21)	—	—	(21)

Total comprehensive income								2,951

Share-based compensation cost	—	—	551	—	—	—	—	551
Exercise of stock options	171,474	2	648	—	—	—	—	650

Balance at March 31, 2007	25,199,339	$252	$112,075	$8,203	$(74)	1,662,846	$(9,397)	$111,059

See accompanying notes to condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Month Periods ended March 31, 2007 and 2006
(in thousands)
(unaudited)

	Three months ended March 31,
	2007	2006
Operating activities:
Net income	$2,972	$1,305
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on disposal of fixed assets	3	1
Depreciation and amortization	2,532	617
Stock compensation expense	551	274
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,706)	1,045
(Increase) decrease in prepaid expenses and other current assets	(71)	163
Decrease in deferred tax asset	1,950	831
(Increase) decrease in other assets	(101)	58
Decrease in accounts payable, accrued expenses and other liabilities	(5,285)	(5,147)

Net cash provided by (used in) operating activities	845	(853)

Investing activities:
Purchases of short-term investments	—	(3,200)
Sales of short-term investments	—	3,200
Purchases of property and equipment	(2,245)	(1,242)
Investment in software	(157)	(257)

Net cash used in investing activities	(2,402)	(1,499)

Financing activities:
Proceeds from exercise of stock options	650	1,703
Repayment of long-term debt	(3,150)	—

Net cash provided by (used in) financing activities	(2,500)	1,703

Net decrease in cash and cash equivalents	(4,057)	(649)

Cash and cash equivalents at beginning of period	12,527	3,641

Cash and cash equivalents at end of period	$8,470	$2,992

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$31	$184

Cash paid for interest	$610	$—

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
     These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K for such year, as filed with the Securities and Exchange Commission (SEC).
2. Stock-Based Compensation
     Presented below is a summary of the Company’s options for the three months ended March 31, 2007:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Shares (in thousands)	Shares	price	terms	value

Outstanding at
January 1, 2007	4,979	$5.85
Granted	10	18.01
Exercised	(171)	3.79
Forfeitures	—	—

Outstanding at
March 31, 2007	4,818	$5.95	6.55	$78,320

Vested or expected to vest at March 31, 2007	4,705	$5.79	0.44	$77,204

Exercisable at March 31, 2007	3,268	$3.38	5.33	$61,483

     The fair value of each option grant was estimated using the Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the Company’s stock. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the interest rate of a 5-year U.S. Treasury note in effect on the date of the grant. The fair value of options granted was $7.46 for the three months ended March 31, 2007. There were no options granted in the three months ended March 31, 2006.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     As of March 31, 2007 there was approximately $4.8 million of total unrecognized compensation cost related to stock options outstanding. That cost is expected to be recognized over a weighted-average period of 1.5 years. No compensation cost related to stock options was capitalized for the three months ended March 31, 2007 or 2006.
     The following table summarized the weighted average assumptions utilized in developing the Black-Scholes pricing model:

Three months ended March 31,
2007
Expected dividend yield	0%
Risk-free interest rate	4.8%
Expected volatility	38.7%
Expected life	5.0 years
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
     (c ) SAB 108
     In connection with the Company’s application of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” in 2006, the Company has adjusted its opening retained earnings for 2006 and its financial results for the first quarter of 2006. See Note 17 to the consolidated financial statements for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     (d) Recent Accounting Pronouncement
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
liabilities to be carried at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s results of operations or financial position.
          (e) Reclassifications
          Certain reclassifications were made to prior period amounts to conform to the current period presentation.
     4. Acquisition
          On September 13, 2006, the Company completed an acquisition of all of the assets used exclusively or primarily in the Public Consulting Group, Inc. (PCG) Benefits Solutions Practice Area (BSPA) for $81.2 million in cash, 1,749,800 shares of the Company’s common stock and a contingent cash payment of up to $15.0 million if certain revenue targets are met for the twelve months ending June 30, 2007. BSPA provides a variety of cost avoidance, insurance verification, recovery audit and related services to state Medicaid agencies, children and family services agencies, the U.S. Department of Veterans Affairs, and the Centers for Medicare and Medicaid Services.
     Unaudited pro forma results of operations assuming the acquisition was consummated at the beginning of 2006 are presented below. The proforma below represent the historical results of the Company combined with those of BSPA for the period presented, adjusted for specific factually supportable items such as amortization of intangible assets and interest expense. The pro forma results of operations do not include the costs of integration or any nonrecurring costs and are not necessarily indicative of either future results of operations or results that would have been achieved if the acquisitions had been consummated at the beginning of the periods presented below.
          (in thousands, except per share amounts)

For the Three
Months
Ended March
31, 2006
Total revenue	$27,722

Net income	$(212)

Earnings per share:
Basic	$(0.01)

Diluted	$(0.01)

Weighted-average common shares outstanding:
Basic	22,379
Diluted	22,379

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
5. Income Taxes
     The Company and its subsidiaries file income tax returns in the US federal jurisdiction and various sate jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2005. The Company operates in a number of state and local jurisdictions, substantially all of which have never audited the Company. Accordingly, the Company is subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction.
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize a change in the liability for unrecognized tax benefits.
     At January 1, 2007 and March 31, 2007, the Company had approximately $0.5 million of tax positions for which there is uncertainty about the allocation and apportionment of state tax deductions. If recognized, all of this balance would impact the effective tax rate; however the Company does not expect any significant change in unrecognized tax benefits during the next twelve months. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. At March 31, 2007 and December 31, 2006, the Company had accrued liabilities related to uncertain tax positions of approximately $72,000.
     The current income tax expense in 2007 and 2006 principally arises from alternative minimum tax requirements and federal and state tax liabilities. The Company’s deferred tax provision in 2007 principally relates to the amortization of intangible assets and the utilization of net operating loss (NOL) and Alternative Minimum Tax Credit carryforwards previously recorded as deferred tax assets to offset current taxable income. The principal difference between the statutory rate and the Company’s effective rate is state taxes.
     At March 31, 2007 and December 31, 2006, the Company had a valuation allowance of $2.7 million. The sale of the Company’s Accordis Inc. (Accordis) subsidiary resulted in a capital loss of $6.0 million, which can be carried forward for five years and produced a deferred tax asset of $2.5 million. The Company believes the available objective evidence, principally the capital loss carryforward being utilizable to offset only future capital gains, creates sufficient uncertainty regarding the realizability of its capital loss carryforward and that it is more likely than not, that substantially all of the capital loss carryforward is not realizable. The remaining valuation allowance of $0.2 million relates to certain state NOLs where the Company doesn’t currently operate and there is sufficient doubt about the Company’s ability to utilize these NOLs, that it is more likely than not that this portion of the state NOLs are not realizable. The Company does not anticipate any change in its valuation allowance during 2007.
6. Earnings Per Share
     Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding during the period. The Company had weighted average common shares and common share equivalents outstanding during the three months ended March 31, 2007 and 2006, of 25,903,330 and 22,685,651, respectively. For the three months ended March 31, 2007 and 2006, the Company had weighted average common shares of 23,435,961 and 20,628,651, respectively. The Company’s common share equivalents consist of stock options.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
7. Segment Information
     During periods prior to 2007, the Company managed its operations in two separate segments Health Management Systems and Reimbursement Services Group. However, with the acquisition of BSPA in late 2006, the Company has realigned its internal operations in such a manner whereby it no longer conducts its operations as two business segments. Beginning in the first quarter of 2007, the Company is managed and operated as one business. The entire business is managed by a single management team that reports to the chief executive officer. The Company does not operate separate lines of business with respect to any of its product lines. Accordingly, the Company does not prepare discrete financial information with respect to separate product lines or by location and does not have separately reportable segments as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.
8. Restructuring
     The following table presents a summary of the activity in accrued liabilities for restructuring charges (in thousands):

New York Leased
Space Reduction
Balance at December 31, 2006	$1,020
Cash payments	(1)
Provision	—

Balance at March 31, 2007	$1,019

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
9. Debt
     The Company has a credit agreement (the Credit Agreement) among the Company, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A. (JPMCB), as administrative agent, which was utilized to fund a portion of the purchase price for the Company’s acquisition of the BSPA assets described in Note 4. The Credit Agreement provides for a term loan of $40 million (the Term Loan) and revolving credit loans of up to $25 million (the Revolving Loan). Borrowings under the Credit Agreement mature on September 13, 2011. The loans are secured by a security interest in favor of the lenders covering the assets of the Company and its subsidiaries. Interest on borrowings under the Credit Agreement is calculated, at the Company’s option, at either (i) LIBOR, including statutory reserves, plus a variable margin based on the Company’s leverage ratio, or (ii) the higher of (a) the prime lending rate of JPMCB, and (b) the Federal Funds Effective Rate plus 0.50%, in each case plus a variable margin based on the Company’s leverage ratio. In connection with the Revolving Loan, the Company agreed to pay a commitment fee, payable quarterly in arrears, at a variable rate based on the Company’s leverage ratio, on the unused portion of the Revolving Loan.
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
     In addition, the Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on indebtedness, liens, fundamental changes, dispositions of property, investments, dividends and other restricted payments. The financial covenants include a consolidated fixed charge coverage ratio, as defined, of not less than 1.5 to 1.0 through December 31, 2007 and a consolidated leverage ratio, as defined not to exceed 3.0 to 1.0.
     The Term Loan requires quarterly repayments of $1.575 million, which amount is adjusted each time the Company makes an additional repayment. There have been no borrowings under the Revolving Loan. Fees and expenses related to the Credit Agreement of $0.9 million have been recorded as Deferred Financing Costs (included in Other assets non-current) and will be amortized as interest expense over the five-year life of the credit facilities.
     Long-term debt consists of the following at March 31, 2007:

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

March 31,
(in thousands except percentages)	2007
Borrowings under the Credit Agreement:
$40 million Term Loan, interest at 6.38%	$28,350
$25 million Revolving Loan	—

Total long-term debt	28,350
Less current portion of long-term debt	6,300

Long-term debt, net of current portion	$22,050

10. Derivative Contract
     In December 2006, the Company entered into a three-year interest rate swap agreement, which is accounted for as a cash flow hedge. This agreement effectively converted $12.0 million of the Company’s variable rate debt to fixed-rate debt, reducing the Company’s exposure to changes in interest rates. Under this swap agreement, the Company received an average LIBOR variable rate of 5.375% and paid an average LIBOR fixed rate of 5.295% for the period from December 31, 2006 to March 31, 2007. The LIBOR interest rates exclude the Company’s applicable interest rate spread under the Company’s Credit Agreement. The Company has recognized, net of tax, an unrealized loss of $74,000 related to the change in the instrument’s fair value through March 31, 2007 related to its interest rate swap agreement. This amount has been included in other comprehensive income.
11. Commitments and Contingencies
     The Stock Purchase Agreement (SPA) between the Company and Accordis Holding Corp. (AHC) contains indemnification provisions pursuant to which the Company agreed to indemnify AHC for liabilities in connection with Accordis, formerly a wholly-owned subsidiary of the Company, that arose prior to the sale of Accordis to AHC on August 31, 2005. AHC agreed to indemnify the Company for liabilities in connection with Accordis that arise after the sale. There is a minimum indemnification claim threshold of $250,000 that is computed after taking into account any insurance proceeds. The Company’s liability under the indemnification provisions of the SPA is capped at the purchase price of $8 million. The Company is not aware of any potential claims under the indemnification provisions of the SPA.

Special Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. These statements involve unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include those risks identified in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other risks identified in our Form 10-K for the year ended December 31, 2006 and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are cautioned that actual results may differ from management’s expectations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Critical Accounting Policies
     In the first quarter of 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. (See Note 5 to the condensed consolidated financial statements for additional information.) There have been no other changes in our critical accounting policies since December 31, 2006.
     Current Overview
     Comparability of our results of operations for the three months ended March 31, 2007 versus the three months ended March 31, 2006 is significantly impacted by the acquisition on September 13, 2006, of all of the assets used exclusively or primarily in the Public Consulting Group, Inc (PCG) Benefits Solutions Practice Area (BSPA) for $81.2 million in cash and 1,749,800 shares of our common stock and a contingent cash payment of up to $15 million if certain revenue targets are met for the twelve months ending June 30, 2007. BSPA provides a variety of cost avoidance, insurance verification, recovery audit and related services to state Medicaid agencies, children and family services agencies, the U.S. Department of Veterans Affairs, and the Centers for Medicare and Medicaid Services. We have included BSPA in our results of operations for the three months ended March 31, 2007 but the prior year comparable period results do not reflect BSPA operations as the acquisition was completed in the third quarter of 2006. For the three months ended March 31, 2007, BSPA reported revenue of $14.6 million. Also, as part of the accounting for the acquisition of BSPA, we were required to allocate the purchase price to the net assets acquired at fair market value and the allocation of the purchase price to identifiable intangible assets resulted in $1.2 million of amortization expense in 2007.
     In order to finance the acquisition of BSPA, we also entered into a credit agreement (the Credit Agreement) among us, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A. (JPMCB), as administrative agent. The Credit Agreement provides for a term loan of $40 million (the Term Loan) and revolving credit loans of up to $25 million (the Revolving Loan). Borrowings under the Credit Agreement mature on September 13, 2011. At March 31, 2007, we had $28.4 million of debt outstanding as we paid down debt by $3.2 million during the three months ended March 31, 2007. At March 31, 2007, our debt bore interest at LIBOR plus 100 basis points or 6.38%. Interest expense under the Credit Agreement for the three months ended

March 31, 2007 was approximately $0.7 million. As a result of utilizing existing cash to fund a portion of the purchase price, there was a $0.5 million reduction in the amount of interest income that we reported in the current year versus the prior year.
     We are currently engaged in several initiatives to integrate BSPA’s operations. Our primary focus in this effort is to insure that we continue to deliver quality service to our customers and while we believe that we will ultimately realize cost synergies, that will not be our primary focus in 2007. We are engaged in a best practices evaluation of all services delivered by both BSPA and the Company and are also looking at revenue synergies. Additionally, we have engaged outside consultants to evaluate the information technology operations of both entities and develop a strategic plan for incorporating technology into our service delivery model. We do not anticipate that the results of this evaluation will have a significant impact on operations before late 2007 or early 2008.
     Our revenue, most of which is derived from contingent fees, has grown approximately 17% per year for the last five years. With the acquisition of BSPA there will be a significant one-time increase in revenue and we anticipate that in 2007 our revenue will approximate $136 million. Exclusive of the acquisition, our growth has been partly attributable to the growth in Medicaid costs, which has averaged approximately 7% annually. State governments also have increased their use of vendors for coordination of benefits and other cost containment functions, and we have been able to increase our revenue through these initiatives. Leveraging our work on behalf of state Medicaid fee for service programs, we have begun to penetrate the Medicaid managed care market, into which more Medicaid lives are being shifted. As of March 31, 2007, we counted 20 Medicaid managed care organizations– including several of the largest in the nation – as our clients. While there is no certainty that we will be successful in obtaining new contracts, expanding existing contracts, or continuing to leverage internal initiatives to support growth, we are projecting that our revenue will grow approximately 15% in 2007 after adjusting for the one-time revenue impact of the BSPA acquisition.
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

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     The following table sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations expressed as a percentage of revenue:

	Three Months Ended March 31,
	2007	2006
Revenue	100.0%	100.0%
Cost of services:
Compensation	40.6%	48.1%
Data processing	6.7%	8.8%
Occupancy	6.1%	7.6%
Direct project costs	16.0%	16.4%
Other operating costs	8.8%	8.7%
Amortization of acquisition related intangibles	3.6%	0.0%

Total cost of services	81.8%	89.6%

Operating income	18.2%	10.4%
Interest expense	-2.2%	0.0%
Net interest income	0.3%	3.1%

Income before income taxes	16.3%	13.5%
Income taxes	7.1%	5.5%

Net income	9.2%	8.0%

     Revenue for the quarter ended March 31, 2007 was $32.2 million, an increase of $15.9 million or 96.8% compared to revenue of $16.4 million in the prior year quarter. Revenue from contracts obtained with the BSPA acquisition was approximately $14.6 million in the quarter ended March 31, 2007. Exclusive of BSPA, revenue from state Medicaid agencies increased by $0.9 million and revenue from managed care organizations increased by $1.1 million, as the result of additional clients, differences in the timing of when client projects were completed in the current year compared to the prior year, and changes in the volume, yields and scope of client projects. Revenue from our cost reporting product line declined by $0.8 million as a result of the cost report adjudication timetable of the fiscal intermediaries that process the cost reports for our clients.
     Compensation expense as a percentage of revenue was 40.6% for the three months ended March 31, 2007 compared to 48.1% for the three months ended March 31, 2006 and for the current quarter was $13.1 million, a $5.2 million or 65.9% increase over the prior year quarter expense of $7.9 million. During the quarter ended March 31, 2007, we averaged 608 employees, a 75.7% increase over our average of 346 employees during the quarter ended March 31, 2006. A greater concentration of service center employees employed in 2007 resulted in a salary mix that more than offset the cost of general increases in compensation and benefit costs.
     Data processing expense as a percentage of revenue was 6.7% for the three months ended March 31, 2007 compared to 8.8% for the three months ended March 31, 2006 and for the current quarter was $2.1 million, an increase of $0.7 million or 48.2% over the prior year quarter expense of $1.4 million. Expense increased by $0.3 million from higher depreciation expense related to software placed in service during 2006 and $0.3 million of additional software costs resulting from increased capacity in our mainframe platform.

     Occupancy expense as a percentage of revenue was 6.1% for the three months ended March 31, 2007 compared to 7.6% for the three months ended March 31, 2006 and for the current quarter was $2.0 million, a $0.8 million or 59.1% increase compared to the prior year quarter expense of $1.2 million. This increase principally reflected a $0.6 million in additional rent and associated expenses resulting from our BSPA acquisition.
     Direct project expense as a percentage of revenue was 16.0% for the three months ended March 31, 2007 compared to 16.4% for the three months ended March 31, 2006 and for the current quarter was $5.2 million, a $2.5 million or 91.9% increase compared to prior year quarter expense of $2.7 million. This increase primarily resulted from the utilization of temporary help to support our business needs.
     Other operating costs as a percentage of revenue were 8.8% for the three months ended March 31, 2007 compared to 8.7% for the three months ended March 31, 2006 and for the current quarter were $2.8 million, an increase of $1.4 million or 102% compared to the prior year quarter expense of $1.4 million. This increase resulted from a $1.0 million in additional temporary help expenses, and a $0.4 million increase in regulatory filing expenses, legal and accounting fees, travel expenses, supplies, recruiting and expenses.
     Amortization of acquisition-related intangibles was $1.2 million for the three months ended March 31, 2007 and there was no acquisition-related amortization of intangibles for the three months ended March 31, 2006.
     Operating income for the three months ended March 31, 2007 was $5.9 million compared to $1.7 million for the three months ended March 31, 2006 and is primarily the result of incremental margin associated with the increased revenue.
     Interest expense of $0.7 million for the three months ended March 31, 2007 is attributable to borrowings under the Term Loan used to finance a portion of the BSPA acquisition and amortization of deferred financing costs. Net interest income was $0.1 million for the three months ended March 31, 2007 compared to net interest income of $0.5 million for the three months ended March 31, 2006 principally due to lower cash balances following the BSPA acquisition.
     Income tax expense of $2.3 million was recorded in the quarter ended March 31, 2007, an increase of $1.4 million from the $0.9 million in the quarter ended March 31, 2006. Our effective tax rate increased to 43.6% in 2007 from the 42.2% for the year ended December 31, 2006 primarily due to state allocations. In both 2007 and 2006, our current tax provision principally arose from alternative minimum tax requirements and state tax liabilities as we had available net operating loss carryforwards (NOLs) to offset current taxable income. Our income tax provision is primarily a deferred tax provision and principally results from the utilization of net operating loss carryforwards, previously recorded as deferred tax assets, to offset current taxable income. Effectively, our available NOLs are offsetting our income on a cash basis (resulting in our paying cash taxes under the alternative minimum tax system) but the utilization of NOLs previously recorded in deferred tax assets results in a deferred tax provision. The principal difference between the statutory rate and our effective rates is state income taxes.
Off-Balance Sheet Financing Arrangements
     We do not have any off-balance sheet financing arrangements, other than operating leases discussed below.

Liquidity and Capital Resources
     Historically, our principal source of funds has been operations and we had cash, cash equivalents and short-term investments significantly in excess of our operating needs. Prior to September 2006, these excess funds were generally invested in short-term, interest yielding investments. To fund the BSPA acquisition in September 2006, we utilized $41.2 million of our existing cash and borrowed an additional $40 million on the Term Loan. There are several significant anticipated cash requirements in 2007. The terms of the BSPA acquisition provide for a contingent cash payment of up to $15 million if certain revenue targets are met for the twelve months ending June 30, 2007. We estimate that we will purchase approximately $6.2 million of property and equipment during 2007 and that scheduled repayments in 2007 on the Term Loan will approximate $7.9 million.
     At March 31, 2007, our cash and cash equivalents and net working capital were $8.5 million and $29.2 million, respectively. Although we expect that operating cash flows will continue to be a primary source of liquidity for both our operating needs and the contingent BSPA consideration, we also have a $25 million Revolving Credit facility available for future cash flow needs. To date, there have been no borrowings made on the Revolving Loan. Operating cash flows could be adversely affected by a decrease in demand for our services. Our typical client relationship, however, usually endures several years, and as a result we do not expect any decrease in demand in the near term.
     For the quarter ended March 31, 2007, cash provided by operations was $0.8 million compared to cash used in operations of $0.9 million in the prior year period. The current year period’s difference between net income of $3.0 million and the $0.8 million of cash provided by operations is principally due to a reduction in accounts payable and accrued expenses of $5.3 million principally due to the timing of payments on capital additions, payments to PCG primarily to reimburse it for payments made on our behalf, the cash pay-out of 2006 incentive compensation, and an increase in accounts receivable of $1.7 million. These amounts were partially offset by non-cash charges including depreciation and amortization expense of $2.5 million, stock compensation expense of $0.6 million and the change in deferred taxes of $2.0 million. During the current year period, cash used in investing activities was $2.4 million, reflecting investments in property, equipment and software development. Cash used in financing activities of $2.5 million consisted of payments on the Term Loan of $3.2 million partially offset by $0.7 million received from stock option exercises.
     At March 31, 2007, we had $28.4 million of debt outstanding of the $40.0 million Term Loan originally borrowed to fund the BSPA acquisition. The Term Loan requires us to make quarterly payments of $1.575 million.
     The number of days sales outstanding (DSO) at March 31, 2007 increased to 91 days compared to 83 days at December 31, 2006 (after annualizing 2006 revenue to adjust for the timing of the BSPA acquisition). We have not yet fully integrated BSPA collections into our process and we anticipate that when we complete that process in the second quarter of 2007 that DSO will decrease.
     At March 31, 2007, our primary contractual obligations, which consist of principal maturities of long-term debt and amounts due under future lease payments, principally of facility lease obligations, are as follows (in thousands):

	Payments due by period
		Less than 1			More than
Contractual obligations	Total	year	2-3 years	4-5 years	5 years

Operating leases	$29,159	$5,832	$10,301	$8,535	$4,491

Long-term debt	28,350	6,300	12,600	9,450	—

Interest expense (1)	4,567	1,707	2,208	652	—

Total	$62,076	$13,839	$25,109	$18,637	$4,491

(1)	Future interest payments are estimates of amounts due on long-term debt and credit facility at current interest rates and based on scheduled repayments of principal.
     We have entered into sublease arrangements for some of our facility obligations and expect to receive the following rental receipts (in thousands):

	Less than			More than
Total	1 Year	2-3 Years	4-5 Years	5 years
$4,059	$968	$1,159	$1,206	$726
     As a result of the BSPA acquisition, we are contingently liable for an additional cash payment of up to $15 million if certain revenue targets are met for the twelve months ended June 30, 2007. The amount is not reflected in the above table and has not been accrued for as of March 31, 2007. Our FIN No. 48 liabilities, as disclosed in Note 5 to the condensed consolidated financial statements, are not material.
     On May 28, 1997, the Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not in excess of $10 million. On February 24, 2006, the Board of Directors increased the authorized aggregate purchase price by $10 million to an amount not to exceed $20 million. During the three months ended March 31, 2007, no purchases were made. Cumulatively since the inception of the repurchase program, we have repurchased 1,662,846 shares having an aggregate purchase price of $9.4 million.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on our results of operations or our financial position.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     We are exposed to changes in interest rates, primarily from our Term Loan, and use an interest rate swap agreement to fix the interest rate on variable debt and reduce certain exposures to interest rate fluctuations. There is a risk that market rates will decline and the required payments will exceed those based on current market rates on the long-term debt. Our risk management objective in entering into such contracts and agreements is only to reduce our exposure to the effects of interest rate fluctuations and not for speculative investment. At March 31, 2007, we had total long-term debt of $28.4 million. Our interest rate swaps effectively converted $12 million of this variable rate debt to fixed rate debt leaving approximately $16.4 million of the total long-term debt exposed to interest rate risk. If the effective interest rate for all of our variable rate debt were to increase by 100 basis points (1%), our annual interest expense would increase by a maximum of $164,000 based on the balances outstanding at March 31, 2007.
Item 4. Controls and Procedures
     As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon our evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.
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

Date: May 8, 2007	HMS HOLDINGS CORP.
(Registrant)

	By:	/s/ Robert M. Holster

Robert M. Holster
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Thomas G. Archbold

Thomas G. Archbold Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Exhibit Index

Exhibit
Number	Description

31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Robert M. Holster, Chief Executive Officer of HMS Holdings Corp.

31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Thomas G. Archbold, Chief Financial Officer of HMS Holdings Corp.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Robert M. Holster, Chief Executive Officer of HMS Holdings Corp.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Thomas G. Archbold, Chief Financial Officer of HMS Holdings Corp.