Form 10-Q
period 2007-06-30
HMS HOLDINGS CORP
filed 2007-08-07
CIK 1196501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

___________________

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
      Large accelerated filer [   ]    Accelerated filer [X]    Non-accelerated filer [   ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
      Yes [   ]    No [X]

     The number of shares common stock, $.01 par value, outstanding as of August 7, 2007 was 23,581,243.

HMS HOLDINGS CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2007 and
	December 31, 2006	3
	Condensed Consolidated Statements of Income (unaudited) for the three
	and six-month periods ended June 30, 2007 and 2006	4
	Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income
	(unaudited) for the six-month period ended June 30, 2007	5
	Condensed Consolidated Statements of Cash Flows (unaudited) for the six-month periods
	ended June 30, 2007 and 2006	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	22
Item 4.	Controls and Procedures	22

PART II - OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 6.	Exhibits	23
Signatures		24
Exhibit Index		25

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$21,095	$12,527
Accounts receivable, net of allowance of $493 and $512 at June 30, 2007
and December 31, 2006, respectively	32,291	30,930
Prepaid expenses and other current assets, including deferred tax assets of
$2,102 and $3,353 at June 30, 2007 and December 31, 2006, respectively	3,736	5,352
	57,122	48,809
Property and equipment, net	13,559	12,160
Goodwill, net	80,242	65,242
Deferred income taxes, net	2,412	3,860
Intangible assets, net	24,183	26,204
Other assets	809	968
Total assets	$178,327	$157,243

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$14,556	$14,285
Amounts due to Public Consulting Group, Inc.	15,478	1,385
Current portion of long-term debt	6,300	7,875
Total current liabilities	36,334	23,545
Long-term liabilities:
Long-term debt	20,475	23,625
Other liabilities	3,091	3,166
Total long-term liabilities	23,566	26,791

Total liabilities	59,900	50,336
Commitments and contingencies
Shareholders' equity:
Preferred stock - $.01 par value; 5,000,000 shares authorized; none issued	-	-
Common stock - $.01 par value; 45,000,000 shares authorized;
25,456,270 shares issued and 23,793,424 shares outstanding at June 30, 2007;
25,027,865 shares issued and 23,365,019 shares outstanding at December 31, 2006	254	250
Capital in excess of par value	115,566	110,876
Retained earnings	12,010	5,231
Treasury stock, at cost; 1,662,846 shares at June 30, 2007
and December 31, 2006	(9,397)	(9,397)
Accumulated other comprehensive loss	(6)	(53)
Total shareholders' equity	118,427	106,907
Total liabilities and shareholders' equity	$178,327	$157,243

See accompanying notes to condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six-Month Periods ended June 30, 2007 and 2006
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,			Six months ended June 30,
	2007	2006		2007	2006
Revenue	$35,061	$16,850		$67,299	$33,228
Cost of services:
Compensation	13,387	8,068		26,460	15,946
Data processing	2,335	1,549		4,482	2,998
Occupancy	2,293	1,315		4,274	2,560
Direct project costs	5,188	2,278		10,345	4,966
Other operating costs	3,514	1,892		6,357	3,302
Amortization of acquisition related intangibles	1,163	-		2,326	-
Total cost of services	27,880	15,102		54,244	29,772
Operating income	7,181	1,748		13,055	3,456
Interest expense	(542)	-		(1,251)	-
Interest income	111	573		216	1,088
Income before income taxes	6,750	2,321		12,020	4,544
Income taxes	2,943	947		5,241	1,865
Income from continuing operations	3,807	1,374		6,779	2,679
Discontinued operations:
Income from operations	-	161		-	161
Net income	$3,807	$1,535		$6,779	$2,840

Basic income per share data:
Income per share from continuing operations	$0.16	$0.06		$0.29	$0.12
Income per share from discontinued operations	-	0.01		-	0.01
Net income per basic share	$0.16	$0.07	$	$ 0.29	$0.13

Weighted average common shares outstanding, basic	23,667	21,284		23,552	20,958

Diluted income per share data:
Income per share from continuing operations	$0.15	$0.06		$0.26	$0.11
Income per share from discontinued operations	-	0.01		-	0.01
Net income per diluted share	$0.15	$0.07		$0.26	$0.12

Weighted average common shares, diluted	26,068	23,188		25,986	22,946

See accompanying notes to condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
For the Six-month Period ended June 30, 2007
(In thousands, except share amounts)
(unaudited)

					Accumulated
	Common Stock		Capital In		Other			Total
	# of Shares	Par	Excess Of	Retained	Comprehensive	Treasury Stock		Shareholders'
	Issued	Value	Par Value	Earnings	Income/(Loss)	# of Shares	Amount	Equity

Balance at December 31, 2006	25,027,865	$ 250	$ 110,876	$ 5,231	$ (53)	1,662,846	$ (9,397)	$ 106,907

Comprehensive income:
Net income	-	-	-	6,779	-	-	-	6,779
Unrealized gain on derivative instrument,
net of tax of $31	-	-	-	-	47	-	-	47
Total comprehensive income								6,826

Share-based compensation cost	-	-	1,003	-	-	-	-	1,003
Exercise of stock options	428,405	4	1,739	-	-	-	-	1,743
Disqualifying dispositions	-	-	1,948	-	-	-	-	1,948

Balance at June 30, 2007	25,456,270	$ 254	$ 115,566	$ 12,010	$ (6)	1,662,846	$ (9,397)	$ 118,427

See accompanying notes to condensed consolidated financial statements.

     HMS HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six-Month Periods ended June 30, 2007 and 2006
(in thousands)
(unaudited)

	Six months ended June 30,
	2007	2006

Operating activities:
Net income	$6,779	$2,840
Adjustments to reconcile net income to net cash provided by
operating activities:
Income from discontinued operations	-	(161)
Loss on disposal of fixed assets	79	7
Depreciation and amortization	5,058	1,299
Stock compensation expense	1,003	573
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,361)	6,191
(Increase) decrease in prepaid expenses and
other current assets	364	(422)
Decrease in deferred tax asset	2,699	1,723
(Increase) decrease in other assets	(88)	67
Decrease in accounts payable, accrued expenses
and other liabilities	(663)	(5,111)

Net cash provided by operating activities	13,870	7,006

Investing activities:
Purchases of short-term investments	-	(54,450)
Sales of short-term investments	-	48,300
Purchases of property and equipment	(3,940)	(1,594)
Investment in software	(328)	(605)
Net cash used in investing activities	(4,268)	(8,349)

Financing activities:
Proceeds from exercise of stock options	1,743	2,381
Tax benefit of disqualifying dispositions	1,948	-
Repayment of long-term debt	(4,725)	-
Net cash provided by (used in) financing activities	(1,034)	2,381

Net increase in cash and cash equivalents	8,568	1,038

Cash provided by discontinued operations:
Cash provided by operating activities	-	161
Net cash provided by discontinued operations	-	161

Cash and cash equivalents at beginning of period	12,527	3,641

Cash and cash equivalents at end of period	$21,095	$4,840

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$76	$283
Cash paid for interest	$1,104	$-

See accompanying notes to condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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

     (c) SAB 108

     In connection with the Company’s application of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” in 2006, the Company has adjusted its opening retained earnings for 2006 and its financial results for the quarters in 2006. See Note 17 to the consolidated financial statements for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

     (d) Recent Accounting Pronouncement

     In September 2006, the FASB issued SFAS 157 “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115," which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

liabilities to be carried at fair value. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s results of operations or financial position.

     (e) Use of Estimates

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

     (f) Reclassifications

     Certain reclassifications were made to prior period amounts to conform to the current period presentation.

3.	Stock-Based Compensation

     Presented below is a summary of the Company’s option activity for the six months ended June 30, 2007:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Shares (in thousands)	Shares	price	terms	value
Outstanding at
January 1, 2007	4,979	$5.85
Granted	86	21.63
Exercised	(428)	4.07
Expired	(7)	6.02
Outstanding at
June 30, 2007	4,630	$6.30	6.48	$60,070

Vested or expected to vest
at June 30, 2007	4,523	$6.14	0.43	$59,403

Exercisable at June 30, 2007	3,423	$3.89	5.55	$52,501

      The fair value of each option grant was estimated using the Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the Company's stock. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the interest rate of a 5-year U.S. Treasury note in effect on the date of the grant. The fair value of options granted was $8.95 for the six months ended June 30, 2007. There were 625,000 options granted in the six months ended June 30, 2006.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

     As of June 30, 2007 there was approximately $4.9 million of total unrecognized compensation cost related to stock options outstanding. That cost is expected to be recognized over a weighted-average period of 1.8 years. No compensation cost related to stock options was capitalized for the six months ended June 30, 2007 or 2006.

     The following table summarized the weighted average assumptions utilized in developing the Black-Scholes pricing model:

	Six months ended June 30,
	2007	2006

Expected dividend yield	0%	0%
Risk-free interest rate	4.55%	5.0%
Expected volatility	39.0%	38.0%
Expected life	5.0 years	5.0 years

4.	Acquisition

      On September 13, 2006, the Company completed an acquisition of all of the assets used exclusively or primarily in the Public Consulting Group, Inc. (PCG) Benefits Solutions Practice Area (BSPA) for $81.2 million in cash, 1,749,800 shares of the Company’s common stock and a contingent cash payment of up to $15.0 million if certain revenue targets were met for the twelve months ending June 30, 2007. As the revenue targets were exceeded, the Company accrued $15.0 million of additional consideration due PCG at June 30, 2007, which increased both goodwill resulting from the BSPA acquisition and accrued liabilities by $15.0 million, which is scheduled to be paid to PCG on September 30, 2007. BSPA provides a variety of cost avoidance, insurance verification, recovery audit and related services to state Medicaid agencies, children and family services agencies, the U.S. Department of Veterans Affairs, and the Centers for Medicare and Medicaid Services.

     Unaudited pro forma results of operations assuming the acquisition was consummated at the beginning of 2006 are presented below. The pro forma results of operations below represent the historical results of the Company combined with those of BSPA for the period presented, adjusted for specific factually supportable items such as amortization of intangible assets and interest expense. The pro forma results of operations do not include the costs of integration or any nonrecurring costs and are not necessarily indicative of either future results of operations or results that would have been achieved if the acquisitions had been consummated at the beginning of the periods presented below. Revenue recorded by BSPA in the three months ended June 30, 2006 was $22.0 million, representing approximately 48% of the revenue recognized by BSPA in the 12 months ended June 30, 2006. As a result, the total revenue shown in the table below is not representative of recurring or future BSPA quarterly performance.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

(in thousands, except per share amounts)
	For the
	Three	For the Six
	Months	Months
	Ended June	Ended June
	30, 2006	30, 2006

Total revenue	$38,892	$66,614
Net income	$6,511	$11,065

Earnings per share:
Basic	$0.28	$0.49
Diluted	$0.26	$0.45

Weighted-average common shares
outstanding:
Basic	23,034	22,708
Diluted	24,938	24,696

5.	Income Taxes

      The Company and its subsidiaries file income tax returns with the US federal government and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2005. The Company operates in a number of state and local jurisdictions, substantially all of which have never audited the Company. Accordingly, the Company is subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction.

     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize a change in the liability for unrecognized tax benefits.

     At June 30, 2007, the Company had approximately $0.5 million of tax positions for which there is uncertainty about the allocation and apportionment of state tax deductions. If recognized, all of this balance would impact the effective tax rate; however the Company does not expect any significant change in unrecognized tax benefits during the next twelve months. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. At June 30, 2007, the Company had accrued liabilities related to uncertain tax provisions of approximately $72,000.

     The Company’s tax provision in 2007 is principally a deferred provision as federal income taxes payable have been offset by the utilization of net operating loss (NOL) carryforwards recorded as deferred tax assets in prior years as well as from the tax benefit of disqualifying dispositions recognized in additional paid in capital during the current year. Additionally, the amortization of intangible assets has reduced current taxable income. Taxes currently payable principally arise from federal alternative minimum tax requirements and state tax liabilities. The principal difference between the statutory rate and the Company’s effective rate is state taxes.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

     At June 30, 2007, the Company had a valuation allowance of $2.7 million. The sale of the Company’s Accordis Inc. (Accordis) subsidiary resulted in a capital loss of $6.0 million, which can be carried forward for five years and produced a deferred tax asset of $2.5 million. The Company believes the available objective evidence, principally the capital loss carryforward being utilizable to offset only future capital gains, creates sufficient uncertainty regarding the realizability of its capital loss carryforward and that it is more likely than not, that substantially all of the capital loss carryforward is not realizable. The remaining valuation allowance of $0.2 million relates to certain state NOLs where the Company doesn’t currently operate and there is sufficient doubt about the Company’s ability to utilize these NOLs, that it is more likely than not that this portion of the state NOLs are not realizable. The Company does not anticipate any change in its valuation allowance during 2007.

6.	Earnings Per Share

     Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding during the period. The Company had weighted average common shares and common share equivalents outstanding during the three months ended June 30, 2007 and 2006, of 26,068,177 and 23,188,056, respectively. For the three months ended June 30, 2007 and 2006, the Company had weighted average common shares of 23,666,766 and 21,284,363, respectively. The Company had weighted average common shares and common share equivalents outstanding during the six months ended June 30, 2007 and 2006 of 25,986,426 and 22,945,833, respectively. For the six months ended June 30, 2007 and 2006, the Company had weighted average common shares of 23,552,001 and 20,958,443, respectively. The Company’s common share equivalents consist of stock options.

7.	Segment Information

     During periods prior to 2007, the Company managed its operations in two separate segments: Health Management Systems and Reimbursement Services Group. However, with the acquisition of BSPA in late 2006, the Company has realigned its internal operations in such a manner whereby it no longer conducts its operations as two business segments. Beginning in the first quarter of 2007, the Company is managed and operated as one business. A single management team that reports to the chief executive officer manages the entire business. The Company does not operate separate lines of business with respect to any of its product lines. Accordingly, the Company does not prepare discrete financial information with respect to separate product lines or by location and does not have separately reportable segments as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

8.	Restructuring

     The following table presents a summary of the activity in accrued liabilities for restructuring charges (in thousands):

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

New York Leased
Space Reduction
Balance at December 31, 2006	$1,020
Cash payments	(15)
Provision	-
Balance at June 30, 2007	$1,005

9.	Debt

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

     In addition, the Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on indebtedness, liens, fundamental changes, dispositions of property, investments, dividends and other restricted payments. The financial covenants include a consolidated fixed charge coverage ratio, as defined, of not less than 1.5 to 1.0 through December 31, 2007 and a consolidated leverage ratio, as defined not to exceed 3.0 to 1.0. We are in full compliance with all of these covenants.

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

     Long-term debt consists of the following at June 30, 2007:

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

June 30,
(in thousands except percentages)	2007

Borrowings under the Credit Agreement:
$40 million Term Loan, interest at 6.38%	$26,775
$25 million Revolving Loan	-
Total long-term debt	26,775
Less current portion of long-term debt	6,300
Long-term debt, net of current portion	$20,475

10.	Derivative Contract

     In December 2006, the Company entered into a three-year interest rate swap agreement, which is accounted for as a cash flow hedge. This agreement effectively converted $12.0 million of the Company’s variable rate debt to fixed-rate debt, reducing the Company’s exposure to changes in interest rates. Under this swap agreement, the Company received an average LIBOR variable rate of 5.36% and paid an average LIBOR fixed rate of 5.295% for the period from December 31, 2006 to June 30, 2007. The LIBOR interest rates exclude the Company’s applicable interest rate spread under the Company’s Credit Agreement. The Company has recognized, net of tax, an unrealized loss of $6,000 related to the change in the instrument’s fair value through June 30, 2007. This amount has been included in accumulated other comprehensive income.

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

Special Note Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. These statements involve unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include those risks identified in “Item 1A-Risk Factors” and other risks identified in our Form 10-K for the year ended December 31, 2006 and presented elsewhere by management from time to time. There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2006. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are cautioned that actual results may differ from management’s expectations.

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

     Current Overview

     Comparability of our results of operations for the three and six months ended June 30, 2007 versus the corresponding periods in the prior year is significantly impacted by the acquisition on September 13, 2006, of all of the assets used exclusively or primarily in the Public Consulting Group, Inc (PCG) Benefits Solutions Practice Area (BSPA) for $81.2 million in cash and 1,749,800 shares of our common stock. There is also a contingent cash payment of up to $15 million if certain revenue targets are met for the twelve months ending June 30, 2007. BSPA provides a variety of cost avoidance, insurance verification, recovery audit and related services to state Medicaid agencies, children and family services agencies, the U.S. Department of Veterans Affairs, and the Centers for Medicare and Medicaid Services. We have included BSPA in our results of operations for the three and six months ended June 30, 2007 but the prior year comparable period results do not reflect BSPA operations as the acquisition was completed in the third quarter of 2006. For the three months and six months ended June 30, 2007, BSPA reported revenue of $17.2 and $31.8 million, respectively. Also, as part of the accounting for the acquisition of BSPA, we were required to allocate the purchase price to the net assets acquired at fair value and the allocation of the purchase price to identifiable intangible assets resulted in $1.2 and $2.3 million of amortization expense for the three and six months ended June 30, 2007, respectively.

     As BSPA exceeded target revenue for the twelve months ended June 30, 2007, $15 million of additional cash consideration is due PCG. This amount has been recorded in goodwill and accrued liabilities at June 30, 2007 and will be paid to PCG on or about September 30, 2007. We anticipate that this amount will be paid from existing cash balances and funds generated by operations. Please refer to the liquidity section below for further discussion.

     To finance the acquisition of BSPA, we also entered into a credit agreement (the Credit Agreement) among us, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A. (JPMCB), as administrative agent. The Credit Agreement provides for a term loan of $40 million (the Term Loan) and revolving credit loans of up to $25 million (the Revolving Loan). Borrowings under the Credit Agreement mature on September 13, 2011. At June 30, 2007, we had $26.8 million of debt outstanding as we paid down debt by $4.7 million during the six months ended June 30, 2007. At June 30, 2007, our debt bore interest at LIBOR plus 100 basis points or 6.38% . Interest expense under the Credit Agreement for the six months ended June 30, 2007 was approximately $1.3 million. As a result of utilizing existing cash to fund a portion of the purchase price, there was a $0.9 million reduction in the amount of interest income that we reported in the current year versus the prior year.

     We are currently engaged in several initiatives devised to integrate BSPA’s operations with those of HMS. Our primary focus is to ensure that we continue to deliver quality service to our customers, and while we believe that we will ultimately realize cost synergies that will not be our objective in 2007. We are engaged in a best practice evaluation of all services delivered by both BSPA and the Company and are also evaluating revenue synergies. Additionally, we have engaged outside consultants to evaluate the information technology operations of both entities and develop a strategic plan for incorporating technology into our service delivery model.

     Our revenue, most of which is derived from contingent fees, has grown approximately 17% per year for the last five years. With the acquisition of BSPA there will be a significant one-time increase in revenue and we anticipate that in 2007 our revenue will approximate $140 million. Exclusive of the acquisition, our growth has been partly attributable to the growth in Medicaid costs, which has averaged approximately 7% annually. State governments also have increased their use of vendors for coordination of benefits and other cost containment functions, and we have been able to increase our revenue through these initiatives. Leveraging our work on behalf of state Medicaid fee for service programs, we have begun to penetrate the Medicaid managed care market, into which more Medicaid lives are being shifted. As of June 30, 2007, we counted 24 Medicaid managed care organizations– including several of the largest in the nation – as our clients. While there is no certainty that we will be successful in obtaining new contracts, expanding existing contracts, or continuing to leverage internal initiatives to support growth, we are projecting that our revenue will grow approximately 15-17% in 2007 over 2006 after adjusting for the one-time revenue impact of the BSPA acquisition.

     It should be noted that the nature of our business sometimes leads to significant variations in revenue flow. For example, since we receive contingency fees for nearly all our services, we recognize revenue only after our clients have received payment from a third party. In addition, much of our work occurs on an annual or project-specific basis, and does not necessarily recur monthly or quarterly, as do our operating expenses.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

     The following table sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations expressed as a percentage of revenue:

	Three Months Ended June 30,
	2007	2006

Revenue	100.0%	100.0%
Cost of services:
Compensation	38.2%	47.9%
Data processing	6.7%	9.2%
Occupancy	6.5%	7.8%
Direct project costs	14.8%	13.5%
Other operating costs	10.0%	11.2%
Amortization of acquisition related intangibles	3.3%	0.0%
Total cost of services	79.5%	89.6%
Operating income	20.5%	10.4%
Interest expense	-1.5%	0.0%
Interest income	0.3%	3.4%
Income before income taxes	19.3%	13.8%
Income taxes	8.4%	5.6%
Income from continuing operations	10.9%	8.2%
Income from discontinued operations	0.0%	0.9%
Net income	10.9%	9.1%

     Revenue for the quarter ended June 30, 2007 was $35.1 million, an increase of $18.2 million or 108% compared to revenue of $16.9 million in the prior year quarter. Revenue from contracts obtained with the BSPA acquisition was approximately $17.2 million in the quarter ended June 30, 2007. Exclusive of BSPA, revenue increased by $1.0 million, which represents additional clients, changes in volumes, yields and scope of client projects, and differences in the timing of when client projects were completed in the current year compared to the prior year. Immediately following the acquisition, we began to convert BSPA projects to our legacy-processing platform. In addition, BSPA and HMS management teams have been integrated. As a result, while a particular contract may have been acquired with BSPA, the results achieved reflect combined management and processing technology.

     Compensation expense as a percentage of revenue was 38.2% for the three months ended June 30, 2007 compared to 47.9% for the three months ended June 30, 2006 and for the current quarter was $13.4 million, a $5.3 million or 65.9% increase over the prior year quarter expense of $8.1 million. During the quarter ended June 30, 2007, we averaged 639 employees, a 74.1% increase over our average of 367 employees during the quarter ended June 30, 2006. A greater concentration of service center employees employed in 2007 resulted in a salary mix that more than offset the cost of general increases in compensation and benefit costs.

      Data processing expense as a percentage of revenue was 6.7% for the three months ended June 30, 2007 compared to 9.2% for the three months ended June 30, 2006 and for the current quarter was $2.3 million, an increase of $0.8 million or 50.7% over the prior year quarter expense of $1.5 million. Expense increased by $0.2 million from higher depreciation expense and $0.5 million of additional software costs (principally amortization) resulting from increased capacity in our mainframe platform as well as $0.1 million from higher data communication costs and supplies.

     Occupancy expense as a percentage of revenue was 6.5% for the three months ended June 30, 2007 compared to 7.8% for the three months ended June 30, 2006 and for the current quarter was $2.3 million, a $1.0 million or 74.4% increase compared to the prior year quarter expense of $1.3 million. This increase principally reflected additional rent and associated expenses resulting from our BSPA acquisition.

      Direct project expense as a percentage of revenue was 14.8% for the three months ended June 30, 2007 compared to 13.5% for the three months ended June 30, 2006 and for the current quarter was $5.2 million, a $2.9 million or 128% increase compared to prior year quarter expense of $2.3 million. This increase primarily reflected a $1.6 million increase in temporary help directly related to service delivery, increased subcontractor fees of $0.6 million due to revenue mix, increased postage and delivery costs of $0.2 million, with the remaining $0.5 million resulting from increased professional fees, travel and other costs associated with the increased revenue.

     Other operating costs as a percentage of revenue were 10.0% for the three months ended June 30, 2007 compared to 11.2% for the three months ended June 30, 2006 and for the current quarter were $3.5 million, an increase of $1.6 million or 85.7% compared to the prior year quarter expense of $1.9 million. This increase resulted from a $1.1 million in additional temporary help and professional fees, a $0.2 million increase in insurance expenses, and a $0.3 million increase in travel expenses, supplies and recruiting expenses.

      Amortization of acquisition-related intangibles was $1.2 million for the three months ended June 30, 2007. There was no acquisition-related amortization of intangibles for the three months ended June 30, 2006.

      Operating income for the three months ended June 30, 2007 was $7.2 million compared to $1.7 million for the three months ended June 30, 2006, an increase of 311% and was primarily the result of incremental margin associated with the increased revenue.

     Interest expense of $0.5 million for the three months ended June 30, 2007 was attributable to borrowings under the Term Loan used to finance a portion of the BSPA acquisition and amortization of deferred financing costs. Interest income was $0.1 million for the three months ended June 30, 2007 compared to interest income of $0.6 million for the three months ended June 30, 2006 principally due to lower cash balances following the BSPA acquisition.

     Income tax expense of $2.9 million was recorded in the quarter ended June 30, 2007, an increase of $2.0 million from the $0.9 million in the quarter ended June 30, 2006. Our effective tax rate increased to 43.6% in 2007 from the 42.2% for the year ended December 31, 2006 primarily due to state allocations and a higher statutory rate. The Company’s tax provision in 2007 is principally a deferred provision as federal income taxes payable have been offset by the utilization of net operating loss (NOL) carryforwards recorded as deferred tax assets in prior years as well as from the tax benefit of disqualifying dispositions recognized in additional paid in capital during the current year. Additionally, the amortization of intangible assets has reduced current taxable income. Taxes currently payable principally arise from federal alternative minimum tax requirements and state tax liabilities. The principal difference between the statutory rate and the Company’s effective rate is state taxes.

     Income from continuing operations was $3.8 million in the current year quarter compared to income from continuing operations of $1.4 million in the prior year quarter. Income from discontinued operations in the prior year was $0.2 million resulting from the resolution of a contingent liability issue. Net income of $3.8 million in the current year represents a $2.3 million increase compared to net income of $1.5 million in the prior year quarter.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

     The following table sets forth, for the periods indicated, certain items in our condensed consolidated statements of income expressed as a percentage of revenue:

	Six Months Ended June 30
	2007	2006

Revenue	100.0%	100.0%
Cost of services:
Compensation	39.2%	48.0%
Data processing	6.7%	9.0%
Occupancy	6.4%	7.7%
Direct project costs	15.4%	15.0%
Other operating costs	9.4%	9.9%
Amortization of acquisition related intangibles	3.5%	0.0%
Total cost of services	80.6%	89.6%
Operating income	19.4%	10.4%
Interest expense	-1.8%	0.0%
Interest income	0.3%	3.3%
Income from continuing operations before taxes	17.9%	13.7%
Income tax expense	7.8%	5.6%
Income from continuing operations	10.1%	8.1%
Income from discontinued operations	0.0%	0.4%
Net income	10.1%	8.5%

     Revenue for the six months ended June 30, 2007 was $67.3 million, an increase of $34.1 million or 103% compared to revenue of $33.2 million in the prior year period. Revenue from contracts obtained with the BSPA acquisition was approximately $31.8 million in the period ended June 30, 2007. Exclusive of BSPA, revenue increased by $2.3 million, which represents additional clients, changes in volumes, yields and scope of client projects, and differences in the timing of when client projects were completed in the current year compared to the prior year. Immediately following the acquisition, we began to convert BSPA projects to our legacy-processing platform. In addition, BSPA and HMS management teams have been integrated. As a result, while a particular contract may have been acquired with BSPA, the results achieved reflect combined management and processing technology.

     Compensation expense as a percentage of revenue was 39.2% for the six months ended June 30, 2007 compared to 48.0% for the six months ended June 30, 2006 and for the current period was $26.5 million, a $10.5 million or 65.9% increase over the prior year period expense of $15.9 million. During the six-month period ended June 30, 2007, we averaged 624 employees, a 75.3% increase over our average of 356 employees during the period ended June 30, 2006. A greater concentration of service center employees employed in 2007 resulted in a salary mix that more than offset the cost of general increases in compensation and benefit costs.

     Data processing expense as a percentage of revenue was 6.7% for the six months ended June 30, 2007 compared to 9.0% for the six months ended June 30, 2006 and for the current period was $4.5 million, an increase of $1.5 million or 49.5% over the prior year period expense of $3.0 million. Expense increased by $0.5 million from higher depreciation expense and $0.8 million of additional software costs (principally amortization) resulting from increased capacity in our mainframe platform as well as $0.2 million from higher data communication costs and supplies.

     Occupancy expense as a percentage of revenue was 6.4% for the six months ended June 30, 2007 compared to 7.7% for the six months ended June 30, 2006 and for the current period was $4.3 million, a $1.7 million or 67.0% increase compared to the prior year period expense of $2.6 million. This increase principally reflected additional rent and associated expenses resulting from our BSPA acquisition.

     Direct project expense as a percentage of revenue was 15.4% for the six months ended June 30, 2007 compared to 15.0% for the six months ended June 30, 2006 and for the current period was $10.3 million, a $5.4 million or 108% increase compared to prior year period expense of $5.0 million. This increase primarily reflected a $3.0 million increase in temporary help directly related to service delivery, increased subcontractor fees of $0.5 million due to revenue mix, increased professional fees of $0.5 million, increased postage and delivery costs of $0.4 million, and the remaining $0.6 million resulting from increased travel and other costs associated with the increased revenue.

     Other operating costs as a percentage of revenue were 9.4% for the six months ended June 30, 2007 compared to 9.9% for the six months ended June 30, 2006 and for the current period were $6.4 million, an increase of $3.1 million or 92.5% compared to the prior year period expense of $3.3 million. This increase resulted from a $2.1 million in additional temporary help and professional fees, a $0.2 million increase in insurance expenses and $0.7 million increase in travel expenses, supplies and recruiting expenses.

     Amortization of acquisition-related intangibles was $2.3 million for the six months ended June 30, 2007. There was no acquisition-related amortization of intangibles for the six months ended June 30, 2006.

     Operating income for the six months ended June 30, 2007 was $13.1 million compared to $3.5 million for the six months ended June 30, 2006 and was primarily the result of incremental margin associated with the increased revenue.

     Interest expense of $1.3 million for the six months ended June 30, 2007 was attributable to borrowings under the Term Loan used to finance a portion of the BSPA acquisition and amortization of deferred financing costs. Interest income was $0.2 million for the six months ended June 30, 2007 compared to interest income of $1.1 million for the six months ended June 30, 2006 principally due to lower investment balances following the BSPA acquisition.

     Income tax expense of $5.2 million was recorded in the period ended June 30, 2007, an increase of $3.4 million from the $1.9 million in the period ended June 30, 2006. Our effective tax rate increased to 43.6% in 2007 from the 42.2% for the year ended December 31, 2006 primarily due to state allocations and an increase in the statutory rate. The Company’s tax provision in 2007 is principally a deferred provision as federal income taxes payable have been offset by the utilization of net operating loss (NOL) carryforwards recorded as deferred tax assets in prior years as well as from the tax benefit of disqualifying dispositions recognized in additional paid in capital during the current year. Additionally, the amortization of intangible assets has reduced current taxable income. Taxes currently payable principally arise from federal alternative minimum tax requirements and state tax liabilities. The principal difference between the statutory rate and the Company’s effective rate is state taxes.

     Income from continuing operations was $6.8 million in the current year period compared to income from continuing operations of $2.7 million in the prior year period. Income from discontinued operations in the prior year was $0.2 million resulting from the resolution of a contingent liability issue. Net income of $6.8 million in the current year represents a $3.9 million increase over net income in the prior year period of $2.8 million.

Off-Balance Sheet Financing Arrangements

     We do not have any off-balance sheet financing arrangements, other than operating leases discussed below.

Liquidity and Capital Resources

     Historically, our principal source of funds has been operations and we had cash, cash equivalents and short-term investments significantly in excess of our operating needs. Prior to September 2006, these excess funds were generally invested in short-term, interest yielding investments. To fund the BSPA acquisition in September 2006, we utilized $41.2 million of our existing cash and borrowed an additional $40 million on the Term Loan. At June 30, 2007, our cash and cash equivalents and net working capital were $21.1 million and $20.8 million, respectively. Although we expect that operating cash flows will continue to be a primary source of liquidity for our operating needs, we also have a $25 million Revolving Credit facility available for future cash flow needs. To date, there have been no borrowings made on the Revolving Loan.

     We have several significant anticipated cash requirements in 2007. The terms of the BSPA acquisition provide for a cash payment of $15 million on or about September 30, 2007 as the specified BSPA revenue target for the twelve months ending June 30, 2007 was met. In addition, we estimate that we will purchase approximately $8.0 million of property and equipment during 2007 and that scheduled repayments in 2007 on the Term Loan will approximate $7.9 million. We anticipate that existing cash balances and funds generated by operations will be sufficient for all our 2007 cash needs. The Company may, however, from time to time, need to borrow on a short-term basis on its available Revolving Credit facility for potential timing differences between cash receipts and payments.

     Operating cash flows could be adversely affected by a decrease in demand for our services. Our typical client relationship, however, usually sustains over several years, and as a result we do not expect any decrease in demand in the near term.

     For the six months ended June 30, 2007, cash provided by operations was $13.9 million compared to $7.0 million in the prior year period. The current year period’s difference between net income of $6.8 million and the $13.9 million of cash provided by operations is principally due to non-cash charges, including depreciation and amortization expense of $5.1 million, stock compensation expense of $1.0 million and the change in deferred taxes of $2.7 million. These amounts were partially offset by an increase in accounts receivable of $1.4 million and a reduction in accounts payable and accrued expenses of $0.7 million principally due to the cash payout of 2006 incentive compensation and the timing of payments to PCG. During the current year period, cash used in investing activities was $4.3 million, reflecting investments in property, equipment and software development. Cash used in financing activities of $1.0 million consisted of payments on the Term Loan of $4.7 million partially offset by $1.7 million received from stock option exercises and a $2.0 million tax benefit from disqualifying dispositions.

     At June 30, 2007, we had $26.8 million of debt outstanding of the $40.0 million Term Loan originally borrowed to fund the BSPA acquisition. The Term Loan requires us to make quarterly payments of $1.575 million.

     The number of days sales outstanding (DSO) at June 30, 2007 decreased to 83 days compared to 91 days at March 31, 2007, which approximates our historical experience. BSPA collections have now been integrated into our processes and we will continue to work to reduce DSO levels.

     At June 30, 2007, our primary contractual obligations, which consist of principal maturities of long-term debt and amounts due under future lease payments, principally of facility lease obligations, are as follows (in thousands):

	Primary Contractual Payments due by period
Contractual		Less than 1			More than
obligations	Total	year	2-3 years	4-5 years	5 years
Operating leases	$29,523	$5,947	$10,917	9,038	$3,621
Long-term debt	26,775	6,300	12,600	7,875	-
Interest expense (1)	4,116	1,606	2,008	502	-
BSPA consideration	15,000	15,000	-	-	-
Total	$75,414	$28,853	$25,525	17,415	$3,621

(1) Future interest payments are estimates of amounts due on long-term debt and credit facility at current interest rates and based on scheduled repayments of principal.

     We have entered into sublease arrangements for some of our facility obligations and expect to receive the following rental receipts (in thousands):

	Less than			More than
Total	1 Year	2-3 Years	4-5 Years	5 years

$3,716	$768	$1,165	$1,212	$571

     As a result of BSPA exceeding target revenue for the twelve months ended June 30, 2007, there is $15 million of additional cash consideration due to PCG. This amount has been recorded in accrued liabilities at June 30, 2007 and will be paid to PCG on or about September 30, 2007. We anticipate that substantially all of this amount will be paid from existing cash balances. Our FIN No. 48 liabilities, as disclosed in Note 5 to the condensed consolidated financial statements, are not material.

     On May 28, 1997, the Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not in excess of $10 million. On February 24, 2006, the Board of Directors increased the authorized aggregate purchase price by $10 million to an amount not to exceed $20 million. During the six months ended June 30, 2007, no purchases were made. Cumulatively since the inception of the repurchase program, we have repurchased 1,662,846 shares having an aggregate purchase price of $9.4 million.

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

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115," which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on our results of operations or our financial position.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

     We are exposed to changes in interest rates, primarily from our Term Loan, and use an interest rate swap agreement to fix the interest rate on variable debt and reduce certain exposures to interest rate fluctuations. There is a risk that market rates will decline and the required payments will exceed those based on current market rates on the long-term debt. Our risk management objective in entering into such contracts and agreements is only to reduce our exposure to the effects of interest rate fluctuations and not for speculative investment. At June 30, 2007, we had total bank debt of $26.8 million. Our interest rate swaps effectively converted $12 million of this variable rate debt to fixed rate debt leaving approximately $14.8 million of the total long-term debt exposed to interest rate risk. If the effective interest rate for all of our variable rate debt were to increase by 100 basis points (1%), our annual interest expense would increase by a maximum of $148,000 based on the balances outstanding at June 30, 2007.

Item 4.  Controls and Procedures

     As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon our evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

     There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     Our Annual Meeting of Shareholders was held on May 31, 2007. The 21,750,214 shares of common stock (Common Stock) present at the meeting out of a then total 23,536,478 shares outstanding and entitled to vote, acted as follows with respect to the following proposals:

     Approved, by a vote of: 21,304,730 shares of common stock for and 726,928 shares withheld, the election of William F. Miller III as a director; 20,649,258 shares of common stock for and 1,382,400 shares withheld, the election of William S. Mosakowski as a director; 21,057,869 shares of common stock for and 973,789 shares withheld, the election of William W. Neal as a director, 20,156,366 shares of common stock for and 1,875,292 shares withheld, the election of Ellen A. Rudnick as a director, 21,378,556 shares of common stock for and 653,102 shares withheld, the election of Michael A. Stocker, M.D. as a director, 20,986,370 shares of common stock for and 1,045,288 shares withheld, the election of Richard H. Stowe as a director.

     Ratified, by a vote of: 9,027,140 shares of Common Stock for, 8,214,874 shares against, and 137,821 shares abstained, the amendment of our 2006 Stock Plan to increase the maximum number of shares that may be issued under the Plan from 1,000,000 shares to 1,500,000 shares.

     Ratified, by a vote of 21,628,817 shares of Common Stock for, 118,076 shares against, and 5,321 shares abstained, the selection of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.

Item 6.  Exhibits

31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Robert M. Holster, Chief Executive Officer of HMS Holdings Corp.

31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Walter D. Hosp, Chief Financial Officer of HMS Holdings Corp.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Robert M. Holster, Chief Executive Officer of HMS Holdings Corp.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Walter D. Hosp, Chief Financial Officer of HMS Holdings Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 7, 2007		HMS HOLDINGS CORP.
(Registrant)

		By:	/s/ Robert M. Holster
Robert M. Holster
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Walter D. Hosp
Walter D. Hosp
Chief Financial Officer (Principal
Financial Officer and Accounting Officer)

Exhibit Index

Exhibit
Number	Description

31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Robert M. Holster, Chief Executive Officer of HMS Holdings Corp.

31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Walter D. Hosp, Chief Financial Officer of HMS Holdings Corp.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Robert M. Holster, Chief Executive Officer of HMS Holdings Corp.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Walter D. Hosp, Chief Financial Officer of HMS Holdings Corp.