Form 10-Q
period 2007-09-30
HMS HOLDINGS CORP
filed 2007-11-07
CIK 1196501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

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

     Yes [  ] No [X]

     The number of shares common stock, $.01 par value, outstanding as of November 7, 2007 was 24,337,131.

HMS HOLDINGS CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets (unaudited) as of September 30, 2007 and
	December 31, 2006	3

	Consolidated Statements of Income (unaudited) for the three
	and nine-month periods ended September 30, 2007 and 2006	4

	Consolidated Statement of Shareholders’ Equity and Comprehensive Income
	(unaudited) for the nine-month period ended September 30, 2007	5

	Consolidated Statements of Cash Flows (unaudited) for the nine-month periods
	ended September 30, 2007 and 2006	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	23

Item 4.	Controls and Procedures	23

PART II - OTHER INFORMATION

Item 6.	Exhibits	24

Signatures		25

Exhibit Index		26

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$6,723	$12,527
Accounts receivable, net of allowance of $493 and $512 at September 30, 2007 and December 31, 2006, respectively	39,555	30,930
Prepaid expenses and other current assets, including deferred tax assets of $1,341 and $3,353 at September 30, 2007 and December 31, 2006, respectively	3,475	5,352
	49,753	48,809
Property and equipment, net	14,934	12,160
Goodwill, net	80,242	65,242
Deferred income taxes, net	2,999	3,860
Intangible assets, net	23,181	26,204
Other assets	855	968
Total assets	$171,964	$157,243

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$15,084	$14,285
Amounts due to Public Consulting Group, Inc.	507	1,385
Current portion of long-term debt	6,300	7,875
Total current liabilities	21,891	23,545

Long-term liabilities:
Long-term debt	18,900	23,625
Other liabilities	3,029	3,166
Total long-term liabilities	21,929	26,791

Total liabilities	43,820	50,336

Commitments and contingencies

Shareholders' equity:
Preferred stock - $.01 par value; 5,000,000 shares authorized; none issued	-	-
Common stock - $.01 par value; 45,000,000 shares authorized;
25,920,977 shares issued and 24,258,131 shares outstanding at September 30, 2007;
25,027,865 shares issued and 23,365,019 shares outstanding at December 31, 2006	259	250
Capital in excess of par value	121,235	110,876
Retained earnings	16,151	5,231
Treasury stock, at cost; 1,662,846 shares at September 30, 2007 and December 31, 2006	(9,397)	(9,397)
Accumulated other comprehensive loss	(104)	(53)

Total shareholders' equity	128,144	106,907

Total liabilities and shareholders' equity	$171,964	$157,243

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine-Month Periods ended September 30, 2007 and 2006
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue	$37,684	$21,091	$104,983	$54,319
Cost of services:
Compensation	14,422	8,992	40,882	24,938
Data processing	2,628	1,783	7,110	4,781
Occupancy	2,172	1,606	6,446	4,166
Direct project costs	5,498	3,259	15,843	8,225
Other operating costs	4,141	2,130	10,498	5,432
Amortization of acquisition related software and intangibles	1,154	2,827	3,480	2,827
Total cost of services	30,015	20,597	84,259	50,369
Operating income	7,669	494	20,724	3,950
Interest expense	(492)	(338)	(1,743)	(354)
Interest income	166	457	382	1,561
Income before income taxes	7,343	613	19,363	5,157
Income taxes	3,202	248	8,443	2,113
Income from continuing operations	4,141	365	10,920	3,044
Discontinued operations:
Income from operations	-	255	-	416
Net income	$4,141	$620	$10,920	$3,460

Basic income per share data:
Income per share from continuing operations	$0.17	$0.02	$0.46	$0.14
Income per share from discontinued operations	-	0.01	-	0.02
Net income per basic share	$0.17	$0.03	$0.46	$0.16

Weighted average common shares outstanding, basic	24,028	21,734	23,713	21,220

Diluted income per share data:
Income per share from continuing operations	$0.16	$0.02	$0.42	$0.13
Income per share from discontinued operations	-	0.01	-	0.02
Net income per diluted share	$0.16	$0.03	$0.42	$0.15

Weighted average common shares, diluted	26,254	23,862	26,077	23,287

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
For the Nine-month Period ended September 30, 2007
(In thousands, except share amounts)
(unaudited)

					Accumulated
	Common Stock		Capital In		Other			Total
	# of Shares	Par	Excess Of	Retained	Comprehensive	Treasury Stock		Shareholders'
	Issued	Value	Par Value	Earnings	Loss	# of Shares	Amount	Equity

Balance at December 31, 2006	25,027,865	$250	$110,876	$5,231	$(53)	1,662,846	$(9,397)	$106,907

Comprehensive income:
Net income	-	-	-	10,920	-	-	-	10,920
Unrealized loss on derivative instrument, net of tax of $34	-	-	-	-	(51)	-	-	(51)
Total comprehensive income								10,869

Share-based compensation cost	-	-	1,420	-	-	-	-	1,420
Exercise of stock options	893,112	9	3,831	-	-	-	-	3,840
Disqualifying dispositions	-	-	5,108	-	-	-	-	5,108
Balance at September 30, 2007	25,920,977	$259	$121,235	$16,151	$(104)	1,662,846	$(9,397)	$128,144

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine-Month Periods ended September 30, 2007 and 2006
(in thousands)
(unaudited)

	Nine months ended September 30,
	2007	2006

Operating activities:
Net income	$10,920	$3,460
Adjustments to reconcile net income to net cash provided by
operating activities:
Income from discontinued operations	-	(416)
Loss on disposal of fixed assets	80	7
Depreciation and amortization	7,698	5,027
Share-based compensation expense	1,420	1,035
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(8,625)	20
Decrease in prepaid expenses and
other current assets	(135)	(79)
Decrease in deferred tax asset	2,873	2,135
Increase in other assets	(171)	(17)
Decrease in accounts payable, accrued expenses
and other liabilities	(267)	(3,335)

Net cash provided by operating activities	13,793	7,837

Investing activities:
Purchases of short-term investments	-	(59,450)
Sales of short-term investments	-	96,950
Accordis note receivable	-	5,360
Purchases of property and equipment	(6,772)	(1,937)
Acquisition of BSPA	(15,000)	(80,838)
Investment in software	(473)	(938)
Net cash used in investing activities	(22,245)	(40,853)

Financing activities:
Proceeds from exercise of stock options	3,840	2,495
Proceeds from long-term debt	-	40,000
Repayment of long-term debt	(6,300)	(6,000)
Deferred financing costs	-	(936)
Tax benefit of disqualifying dispositions	5,108	-
Net cash provided by financing activities	2,648	35,559

Net (decrease) increase in cash and cash equivalents	(5,804)	2,543

Cash provided by discontinued operations:
Cash provided by operating activities	-	416
Net cash provided by discontinued operations	-	416

Cash and cash equivalents at beginning of period	12,527	3,641

Cash and cash equivalents at end of period	$6,723	$6,600

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$47	$304
Cash paid for interest	$1,458	$-

Supplemental disclosure of noncash investing activities:
Common stock issued in connection with BSPA acquisition	$-	$24,410

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

1.     Unaudited Interim Financial Information

      The management of HMS Holdings Corp. (Holdings or the Company) is responsible for the accompanying unaudited interim consolidated financial statements and the related information included in the notes to the consolidated financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, including normal recurring adjustments necessary for the fair presentation of the Company’s financial position and results of operations and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

      These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K for such year, as filed with the Securities and Exchange Commission (SEC).

2.     Basis of Presentation and Principles of Consolidation

     (a)      Organization and Business

     The Company provides a variety of cost containment and program integrity services relating to government healthcare programs. These services are in general designed to help our clients recover monies due from liable third parties.

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

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

      (f)      Reclassifications

      Certain reclassifications were made to prior period amounts to conform to the current period presentation.

3.    Stock-Based Compensation

      Presented below is a summary of the Company’s option activity for the nine months ended September 30, 2007:

			Weighted	Aggregate
		Weighted	average	intrinsic
	Options	average	remaining	value
	(in	exercise	contractual	(in
Options (in thousands)	thousands)	price	terms	thousands)
Outstanding at
January 1, 2007	4,989	$5.85
Granted	151	20.52
Exercised	(893)	4.30
Forfeited	(60)	10.34
Expired	(7)	6.02
Outstanding at
September 30, 2007	4,180	$6.64	6.38	$75,470

Vested or expected to vest
at September 30, 2007	4,085	$6.48	0.43	$74,432

Exercisable at September 30, 2007	3,113	$4.30	5.50	$63,516

      The fair value of each option grant was estimated using the Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the Company's stock. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the interest rate of a 5-year U.S. Treasury note in effect on the date of the grant. The

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

fair value of options granted was $8.47 for the nine months ended September 30, 2007. There were 1,230,000 options granted in the nine months ended September 30, 2006.

     As of September 30, 2007, there was approximately $5.1 million of total unrecognized compensation cost related to stock options outstanding. That cost is expected to be recognized over a weighted-average period of 1.8 years. No compensation cost related to stock options was capitalized for the nine months ended September 30, 2007 or 2006.

     The following table summarizes the weighted average assumptions utilized in developing the Black-Scholes pricing model:

	Nine months ended September 30,
	2007	2006

Expected dividend yield	0%	0%
Risk-free interest rate	4.7%	4.9%
Expected volatility	38.6%	38.7%
Expected life	5.0 years	5.0 years

4.     Acquisition

     On September 13, 2006, the Company completed an acquisition of all of the assets used exclusively or primarily in the Public Consulting Group, Inc. (PCG) Benefits Solutions Practice Area (BSPA) for $81.2 million in cash, 1,749,800 shares of the Company’s common stock and a contingent cash payment of up to $15.0 million if certain revenue targets were met for the twelve months ending June 30, 2007. As the revenue targets were exceeded, the Company accrued $15.0 million of additional consideration due PCG at June 30, 2007, which increased goodwill resulting from the BSPA acquisition. The $15.0 million was paid to PCG on September 28, 2007. BSPA provides a variety of cost avoidance, insurance verification, recovery audit and related services to state Medicaid agencies, children and family services agencies, the U.S. Department of Veterans Affairs, and the Centers for Medicare and Medicaid Services.

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

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

Pro Forma Results of Operations

(in thousands, except per share amounts)
	Three	Nine
	Months	Months
	Ended	Ended
	September	September
	30, 2006	30, 2006

Total revenue	$31,120	$97,734
Net income	$3,552	$10,205

Earnings per share:
Basic	$0.15	$0.45
Diluted	$0.14	$0.41

Weighted-average common shares
outstanding:
Basic	23,161	22,861
Diluted	25,288	24,928

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

     At September 30, 2007, the Company had approximately $0.5 million of tax positions for which there is uncertainty about the allocation and apportionment of state tax deductions. If recognized, all of this balance would impact the effective tax rate; however the Company does not expect any significant change in unrecognized tax benefits during the next twelve months. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. At September 30, 2007, the Company had accrued liabilities related to uncertain tax provisions of approximately $72,000.

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

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

tax liabilities. The principal difference between the statutory rate and the Company’s effective rate is state taxes.

     At September 30, 2007, the Company had a valuation allowance of $2.7 million. The sale of the Company’s Accordis Inc. (Accordis) subsidiary resulted in a capital loss of $6.0 million, which can be carried forward for five years and produced a deferred tax asset of $2.5 million. The Company believes the available objective evidence, principally the capital loss carryforward being utilizable to offset only future capital gains, creates sufficient uncertainty regarding the realizability of its capital loss carryforward that it is more likely than not, that substantially all of the capital loss carryforward is not realizable. The remaining valuation allowance of $0.2 million relates to certain state NOLs where the Company doesn’t currently operate and there is sufficient doubt about the Company’s ability to utilize these NOLs that it is more likely than not that this portion of the state NOLs are not realizable. The Company does not anticipate any change in its valuation allowance during 2007.

6.     Earnings Per Share

     Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding during the period. The Company had weighted average common shares and common share equivalents outstanding during the three months ended September 30, 2007 and 2006, of 26,254,131 and 23,861,532, respectively. For the three months ended September 30, 2007 and 2006, the Company had weighted average common shares of 24,028,329 and 21,734,453, respectively. The Company had weighted average common shares and common share equivalents outstanding during the nine months ended September 30, 2007 and 2006 of 26,077,269 and 23,286,918, respectively. For the nine months ended September 30, 2007 and 2006, the Company had weighted average common shares of 23,712,522 and 21,219,956, respectively. The Company’s common share equivalents consist of stock options.

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

8.     Restructuring

     The following table presents a summary of the activity in accrued liabilities for restructuring charges (in thousands):

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

New York Leased
Space Reduction
Balance at December 31, 2006	$1,020
Cash payments	(59)
Provision	-
Balance at September 30, 2007	$961

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

     In addition, the Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on indebtedness, liens, fundamental changes, dispositions of property, investments, dividends and other restricted payments. The financial covenants include a consolidated fixed charge coverage ratio, as defined, of not less than 1.5 to 1.0 through December 31, 2007 and a consolidated leverage ratio, as defined not to exceed 3.0 to 1.0. The Company is in full compliance with all of these covenants.

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

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

Long-term debt consists of the following at September 30, 2007:

September 30,
(in thousands except percentages)	2007

Borrowings under the Credit Agreement:
$40 million Term Loan, interest at 6.25%	$25,200
$25 million Revolving Loan	-
Total long-term debt	25,200
Less current portion of long-term debt	6,300
Long-term debt, net of current portion	$18,900

10.     Derivative Contract

     In December 2006, the Company entered into a three-year interest rate swap agreement, which is accounted for as a cash flow hedge. This agreement effectively converted $12.0 million of the Company’s variable rate debt to fixed-rate debt, reducing the Company’s exposure to changes in interest rates. Under this swap agreement, the Company received an average LIBOR variable rate of 5.36% and paid an average LIBOR fixed rate of 5.295% for the period from December 31, 2006 to September 30, 2007. The LIBOR interest rates exclude the Company’s applicable interest rate spread under the Company’s Credit Agreement. The Company has recognized, net of tax, an unrealized loss of $104,000 related to the change in the instrument’s fair value through September 30, 2007. This amount has been included in accumulated other comprehensive income.

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

12.     Subsequent Events

     (a)     Acquisition

      On October 5, 2007, HMS Holdings Acquisition Corp purchased the business of Peer Review Systems, Inc. doing business as Permedion, an independent health care quality review and improvement organization based in Westerville, Ohio. With this acquisition, the Company augments its portfolio of program integrity service offerings for state Medicaid agencies and managed care organizations. Permedion provides independent external medical review on issues of quality of care, medical necessity and experimental/investigational

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

treatment to both state government and private clients across the country. The Company works with governmental agencies, including Medicaid, Medicare, state insurance departments and corrections departments to help ensure that services are billed appropriately and that the care provided is medically necessary. The purchase price was paid in cash and will be accounted for under asset purchase accounting.

      Permedion recorded revenue of approximately $3.7 million for its fiscal year ended September 30, 2007. It is anticipated that the acquisition of Permedion will not have a material effect on the Company’s fourth quarter or fiscal year 2007 earnings or liquidity.

     (b)     Stock Option Grant

     On October 1, 2007, the Compensation Committee of the Board of Directors approved up to 549,000 stock option awards to officers, executives, management and board members at the exercise price of $25.45 per share, the average of the high and low trading prices for the Company’s common stock on the date of the grant. A portion of this stock option grant will be vested over a three-year period, while the balance will vest upon the Company’s achievement of certain predefined performance-based criteria.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Critical Accounting Policies

     In the first quarter of 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. (See Note 5 to the consolidated financial statements for additional information.) There have been no other changes in our critical accounting policies since December 31, 2006.

     Current Overview

     Comparability of our results of operations for the three and nine months ended September 30, 2007 versus the corresponding periods in the prior year is significantly impacted by the acquisition on September 13, 2006, of all of the assets used exclusively or primarily in the Public Consulting Group, Inc (PCG) Benefits Solutions Practice Area (BSPA) for $96.2 million in cash and 1,749,800 shares of our common stock. BSPA provides a variety of cost avoidance, insurance verification, recovery audit and related services to state Medicaid agencies, children and family services agencies, the U.S. Department of Veterans Affairs, and the Centers for Medicare and Medicaid Services. We have included BSPA in our results of operations for the three and nine months ended September 30, 2007 but the prior year comparable period results do not reflect BSPA operations as the acquisition was completed in the third quarter of 2006. For the three months and nine months ended September 30, 2007, contracts acquired with BSPA generated revenue of $16.2 and $48.0 million, respectively. Also, as part of the accounting for the acquisition of BSPA, we were required to allocate the purchase price to the net assets acquired at fair value.Allocation of the purchase price to identifiable intangible assets resulted in $1.2 and $3.5 million of amortization expense for the three and nine months ended September 30, 2007, respectively.

     As BSPA exceeded the targeted revenue amount defined in the purchase agreement for the twelve months ended June 30, 2007, $15.0 million of additional cash consideration was due PCG. This amount was recorded in goodwill and was paid to PCG on September 28, 2007 from existing cash balances and funds generated by operations. Please refer to the liquidity section below for further discussion.

     To finance the acquisition of BSPA, we also entered into a credit agreement (the Credit Agreement) among us, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A. (JPMCB), as administrative agent. The Credit Agreement provides for a term loan of $40 million (the Term Loan) and revolving credit loans of up to $25 million (the Revolving Loan). Borrowings under the Credit Agreement mature on September 13, 2011. At September 30, 2007, we had $25.2 million of debt outstanding as principal of $6.3 million was repaid during the nine months ended September 30, 2007. At September 30, 2007, the term loan bore interest at LIBOR plus 100 basis points or 6.25% . Interest expense under the Credit Agreement for the nine months ended September 30, 2007 was approximately $1.7 million. As a result of utilizing cash balances to fund a portion of the purchase price, there was a $1.2 million reduction in the amount of interest income that we reported in the current year versus the prior year.

     Our revenue, most of which is derived from contingent fees, has grown at an average rate of approximately 17% per year for the last five years. With the acquisition of BSPA there is a significant one-time increase in revenue and we anticipate that in 2007 our revenue will approximate $145 million. Exclusive of the acquisition, our growth has been partly attributable to the growth in Medicaid costs, which has historically averaged approximately 7% annually. State governments also have increased their use of vendors for coordination of benefits and other cost containment functions, and we have been able to increase our revenue through these initiatives. Leveraging our work on behalf of state Medicaid fee for service programs, we have begun to penetrate the Medicaid managed care market, into which more Medicaid lives are being shifted. As of September 30, 2007, we counted 70 Medicaid managed care plans – including several of the largest in the nation – as our clients.

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

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

     The following table sets forth, for the periods indicated, certain items in our consolidated statements of operations expressed as a percentage of revenue:

	Three Months Ended September 30,
	2007	2006

Revenue	100.0%	100.0%
Cost of services:
Compensation	38.2%	42.6%
Data processing	7.0%	8.5%
Occupancy	5.8%	7.6%
Direct project costs	14.5%	15.5%
Other operating costs	11.0%	10.1%
Amortization of acquisition related intangibles	3.1%	13.4%
Total cost of services	79.6%	97.7%
Operating income	20.4%	2.3%
Interest expense	-1.3%	-1.6%
Interest income	0.4%	2.2%
Income before income taxes	19.5%	2.9%
Income taxes	8.5%	1.2%
Income from continuing operations	11.0%	1.7%
Income from discontinued operations	0.0%	1.2%
Net income	11.0%	2.9%

     Revenue for the quarter ended September 30, 2007 was $37.7 million, an increase of $16.6 million or 78.7% compared to revenue of $21.1 million in the prior year quarter. Revenue from contracts obtained with the BSPA acquisition was $16.2 million in the quarter ended September 30, 2007, an increase of $12.3 million compared to $3.9 million in the prior year quarter, which represented revenue for only the month of September 2006. Exclusive of BSPA, revenue increased by $4.3 million, which represents additional clients, changes in volumes, yields and scope of client projects, and differences in the timing of when client projects were completed in the current year compared to the prior year. Immediately following the BSPA acquisition, we began to convert its projects to our legacy-processing platform as well as integrating BSPA and HMS management teams. As a result, while a particular contract may have been acquired with BSPA, the results achieved reflect combined management and processing technology.

     Compensation expense as a percentage of revenue was 38.2% for the three months ended September 30, 2007 compared to 42.6% for the three months ended September 30, 2006 and for the current quarter was $14.4 million, a $5.4 million or 60.4% increase over the prior year quarter expense of $9.0 million. During the quarter ended September 30, 2007, we averaged 665 employees, a 47.8% increase over our average of 450 employees during the quarter ended September 30, 2006. Increases aggregating approximately $1.4 million resulted from variable compensation, share-based compensation, and severance expense. Excluding these items in both years, base compensation, consisting primarily of salaries and employee benefits, increased 48.8%, slightly more than our headcount increase primarily due to timing differences, as year-to-date base compensation increases still lag headcount growth.

     Data processing expense as a percentage of revenue was 7.0% for the three months ended September 30, 2007 compared to 8.5% for the three months ended September 30, 2006 and for the current quarter was $2.6 million, an increase of $0.8 million or 47.4% over the prior year quarter expense of $1.8 million. Expenses associated with mainframe and network upgrades increased by $0.5 million for software costs, $0.2 million for hardware costs , and $0.1 million for network communication expenses resulting from our increased number of field offices.

     Occupancy expense as a percentage of revenue was 5.8% for the three months ended September 30, 2007 compared to 7.6% for the three months ended September 30, 2006 and for the current quarter was $2.2 million, a $0.6 million or 35.2% increase compared to the prior year quarter expense of $1.6 million. This increase principally reflected additional rent and associated expenses resulting from our BSPA acquisition together with existing office expansions and upgrades.

     Direct project expense as a percentage of revenue was 14.5% for the three months ended September 30, 2007 compared to 15.5% for the three months ended September 30, 2006 and for the current quarter was $5.5 million, a $2.2 million or 68.7% increase compared to prior year quarter expense of $3.3 million. This increase resulted from increased revenue for the quarter, and is slightly below our usual 15%-17% direct costs expense as a percentage of revenue due to lower subcontractor utilization in the current quarter compared to the prior quarter.

     Other operating costs as a percentage of revenue were 11.0% for the three months ended September 30, 2007 compared to 10.1% for the three months ended September 30, 2006 and for the current quarter were $4.1 million, an increase of $2.0 million or 94.4% compared to the prior year quarter expense of $2.1 million. This increase resulted primarily from $1.5 million in additional temporary help and consulting fees, a $0.2 million increase in travel and related expenses, and a $0.2 million increase in local taxes and supplies expenses.

     Amortization of acquisition-related software and intangibles as a percentage of revenue was 3.1% for the three months ended September 30, 2007 compared to 13.4% for the three months ended September 30, 2006 and for the current quarter was $1.2 million, a decrease of $1.7 million or 59.2% compared to the prior year quarter expense of $2.8 million. Amortization of software and intangibles expense of $1.2 million in the current quarter primarily consists of amortization of software resulting from the purchase of BSPA. Amortization of software and intangibles expense of $2.8 million in the prior quarter included both amortization of work-in-progress inventory and software.

     Operating income for the three months ended September 30, 2007 was $7.7 million compared to $0.5 million for the three months ended September 30, 2006, primarily due to incremental margin associated with the increased revenue and a significant reduction in amortization of acquisition related software and intangibles expense.

     Interest expense was $0.5 million for the nine months ended September 30, 2007 compared to $0.3 million for the prior year quarter. In both periods, interest expense was attributable to borrowings under the Term Loan used to finance a portion of the BSPA acquisition and amortization of deferred financing costs. Interest income was $0.2 million for the three months ended September 30, 2007 compared to interest income of $0.5 million for the three months ended September 30, 2006 principally due to lower cash balances following the BSPA acquisition effective September 1, 2006.

     Income tax expense of $3.2 million was recorded in the quarter ended September 30, 2007, an increase of $3.0 million from the $0.2 million in the quarter ended September 30, 2006. Our effective tax rate increased to 43.6% in 2007 from the 42.2% for the year ended December 31, 2006 primarily due to state allocations and a higher statutory rate. The Company’s tax provision in 2007 is principally a deferred provision as federal income taxes payable have been offset by the utilization of net operating loss (NOL) carryforwards recorded as deferred tax assets in prior years as well as from the tax benefit of disqualifying dispositions recognized in additional paid in capital during the current year. Additionally, the amortization of intangible assets has reduced current taxable income. Taxes currently payable principally arise from federal alternative minimum tax requirements and state tax liabilities. The principal difference between the statutory rate and the Company’s effective rate is state taxes.

     Income from continuing operations was $4.1 million in the current year quarter compared to income from continuing operations of $0.4 million in the prior year quarter. Income from discontinued operations in the prior year was $0.2 million resulting from the resolution of a contingent liability issue. Net income of $4.1 million in the current year represents a $3.5 million increase compared to net income of $0.6 million in the prior year quarter.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

     The following table sets forth, for the periods indicated, certain items in our consolidated statements of income expressed as a percentage of revenue:

	Nine Months Ended September 30,
	2007	2006

Revenue	100.0%	100.0%
Cost of services:
Compensation	38.9%	45.9%
Data processing	6.9%	8.8%
Occupancy	6.1%	7.7%
Direct project costs	15.1%	15.1%
Other operating costs	10.0%	10.0%
Amortization of acquisition related intangibles	3.3%	5.2%
Total cost of services	80.3%	92.7%
Operating income	19.7%	7.3%
Interest expense	-1.7%	-0.6%
Interest income	0.4%	2.8%
Income from continuing operations before taxes	18.4%	9.5%
Income tax expense	8.0%	3.9%
Income from continuing operations	10.4%	5.6%
Income from discontinued operations	0.0%	0.8%
Net income	10.4%	6.4%

     Revenue for the nine months ended September 30, 2007 was $105.0 million, an increase of $50.7 million or 93.3% compared to revenue of $54.3 million in the prior year period. Revenue from contracts obtained with the BSPA acquisition was approximately $48.0 million in the period ended September 30, 2007, an increase of $44.1 million compared to $3.9 million in the prior year period which represented revenue for only the month of September 2006. Exclusive of BSPA, revenue increased by $6.6 million, which represents additional clients, changes in volumes, yields and scope of client projects, and differences in the timing of when client projects were completed in the current year compared to the prior year. Immediately following the BSPA acquisition, we began to convert its projects to our legacy-processing platform as well as integrating BSPA and HMS management teams. As a result, while a particular contract may have been acquired with BSPA, the results achieved reflect combined management and processing technology.

     Compensation expense as a percentage of revenue was 38.9% for the nine months ended September 30, 2007 compared to 45.9% for the nine months ended September 30, 2006 and for the current period was $40.9 million, a $15.9 million or 63.9% increase over the prior year period expense of $24.9 million. During the nine-month period ended September 30, 2007, we averaged 637 employees, a 64.6% increase over our average of 387 employees during the period ended September 30, 2006. Increases aggregating approximately $3.3 million resulted from variable compensation, share-based compensation, and severance expense. Excluding these items from both periods, base compensation, consisting primarily of salaries and employee benefits, increased approximately 56.1%, significantly below our headcount increase due to the large number of service center employees added as a result of the BSPA acquisition.

     Data processing expense as a percentage of revenue was 6.9% for the nine months ended September 30, 2007 compared to 8.8% for the nine months ended September 30, 2006 and for the current period was $7.1 million, an increase of $2.3 million or 48.7% over the prior year period expense of $4.8 million. Expenses increased as a result of mainframe and network upgrades by $1.3 million for software costs, $0.8 million for hardware costs, and $0.2 million for network communication expenses resulting from our increased number of field offices.

     Occupancy expense as a percentage of revenue was 6.1% for the nine months ended September 30, 2007 compared to 7.7% for the nine months ended September 30, 2006 and for the current period was $6.4 million, a $2.3 million or 54.7% increase compared to the prior year period expense of $4.2 million. This increase principally reflected additional rent and associated expenses resulting from our BSPA acquisition, together with incremental rent expense of $0.2 million, telephone and utilities expense of $0.1 million, and equipment rental and maintenance expense consistent with existing office expansions and upgrades.

     Direct project expense as a percentage of revenue was 15.1% for the nine months ended September 30, 2007 compared to 15.1% for the nine months ended September 30, 2006 and for the current period was $15.8 million, a $7.6 million or 92.6% increase compared to prior year period expense of $8.2 million. This increase resulted from increased revenue for the quarter, and is within our usual 15%-17% direct costs expense rate as a percentage of revenue.

     Other operating costs as a percentage of revenue were 10.0% for the nine months ended September 30, 2007 compared to 10.0% for the nine months ended September 30, 2006 and for the current period were $10.5 million, an increase of $5.1 million or 93.3% compared to the prior year period expense of $5.4 million. This increase resulted from a $3.5 million increase in temporary help, consulting and professional fees, a $0.5 million increase in travel, marketing and related expenses, a $0.6 million increase in supplies, recruiting expenses and local taxes, and a $0.5 million increase in insurance costs and other costs.

     Amortization of acquisition-related software and intangibles as a percentage of revenue was 3.3% for the nine months ended September 30, 2007 compared to 5.2% for the nine months ended September 30, 2006 and for the current period were $3.5 million, an increase of $0.7 million or 23.1% compared to the prior year period expense of $2.8 million. Amortization of software and intangibles expense of $3.5 million in the current period primarily consists of amortization of software resulting from the purchase of BSPA. Amortization of software and intangibles expense of $2.8 million in the prior year period included both amortization of work-in-progress and software.

     Operating income for the nine months ended September 30, 2007 was $20.7 million compared to $4.0 million for the nine months ended September 30, 2006 and was primarily the result of incremental margin associated with the increased revenue.

     Interest expense was $1.7 million for the nine months ended September 30, 2007 compared to $0.4 million for the prior year quarter. In both periods, interest expense was attributable to borrowings under the Term Loan used to finance a portion of the BSPA acquisition and amortization of deferred financing costs. Interest income was $0.4 million for the nine months ended September 30, 2007 compared to interest income of $1.6 million for the nine months ended September 30, 2006 principally due to lower cash balances following the BSPA acquisition effective September 1, 2006.

     Income tax expense of $8.4 million was recorded in the period ended September 30, 2007, an increase of $6.3 million from the $2.1 million in the period ended September 30, 2006. Our effective tax rate increased to 43.6% in 2007 from the 42.2% for the year ended December 31, 2006 primarily due to state allocations and an increase in the statutory rate. The Company’s tax provision in 2007 is principally a deferred provision as federal income taxes payable have been offset by the utilization of net operating loss (NOL) carryforwards recorded as deferred tax assets in prior years as well as from the tax benefit of disqualifying dispositions recognized in additional paid in capital during the current year. Additionally, the amortization of intangible assets has reduced current taxable income. Taxes currently payable principally arise from federal alternative minimum tax requirements and state tax liabilities. The principal difference between the statutory rate and the Company’s effective rate is state taxes.

     Income from continuing operations was $10.9 million in the current year period compared to income from continuing operations of $3.0 million in the prior year period. Income from discontinued operations in the prior year was $0.4 million resulting from the resolution of a contingent liability issue. Net income of $10.9 million in the current year represents a $7.4 million increase over net income in the prior year period of $3.5 million.

Off-Balance Sheet Financing Arrangements

     We do not have any off-balance sheet financing arrangements, other than operating leases discussed below.

Liquidity and Capital Resources

     Historically, our principal source of funds has been operations and we had cash, cash equivalents and short-term investments significantly in excess of our operating needs. Prior to September 2006, these excess funds were generally invested in short-term, interest yielding investments. To fund the BSPA acquisition in September 2006, we utilized $41.2 million of our existing cash and borrowed an additional $40 million on the Term Loan. At September 30, 2007, our cash and cash equivalents and net working capital were $6.7 million and $27.9 million, respectively. Although we expect that operating cash flows will continue to be a primary source of liquidity for our operating needs, we also have a $25 million Revolving Credit facility available for future cash flow needs. To date, there have been no borrowings made on the Revolving Loan.

     We have several significant cash requirements in 2007. The terms of the BSPA acquisition provided for a cash payment of $15.0 million made on September 28, 2007 as the specified BSPA revenue target for the twelve months ending June 30, 2007 was met. In addition, we estimate that we will purchase approximately $8.0 million of property and equipment during 2007 and that scheduled repayments in 2007 on the Term Loan will approximate $7.9 million. On October 5, 2007, HMS Holdings Acquisition Corp purchased the business of Peer Review Systems, Inc. doing business as Permedion, an independent health care quality review and improvement organization based in Westerville, Ohio. The purchase price was paid in cash and will be accounted for under asset purchase accounting. It is anticipated that the acquisition of Permedion will not have a material effect on the Company’s liquidity. We anticipate that existing cash balances and funds generated by operations will be sufficient for all our 2007 cash needs. The Company may, however, from time to time, need to borrow on a short-term basis on its available Revolving Credit facility for potential timing differences between cash receipts and payments.

     Operating cash flows could be adversely affected by a decrease in demand for our services. Our typical client relationship, however, usually sustains over several years, and as a result we do not expect any decrease in demand in the near term.

     For the nine months ended September 30, 2007, cash provided by operations was $13.8 million compared to $7.8 million in the prior year period. The current year period’s difference between net income of $10.9 million and cash provided by operations of $13.8 million was principally due to non-cash charges, including depreciation and amortization expense of $7.7 million, and the change in deferred taxes of $2.9 million and share-based compensation expense of $1.4 million. These amounts were partially offset by an increase in accounts receivable of $8.6 million and a reduction in accounts payable and accrued expenses of $0.3 million. During the current year period, cash used in investing activities was $22.2 million, reflecting the payment of $15.0 million to PCG of additional consideration for the BSPA acquisition, $7.2 million of investments in property, equipment and software development. Cash provided by financing activities of $2.6 million consisted $3.8 million received from stock option exercises and a $5.1 million tax benefit from disqualifying dispositions partially offset by $6.3 million of principal payments on the Term Loan.

     At September 30, 2007, we had $25.2 million of debt outstanding of the $40.0 million Term Loan originally borrowed to fund the BSPA acquisition. The Term Loan requires us to make quarterly payments of $1.575 million.

     The number of days sales outstanding (DSO) at September 30, 2007 increased to 94 days compared to 83 days at June 30, 2007. Third quarter DSO has historically increased by several days over the second quarter. A substantial portion of the increase in the current quarter’s DSO levels resulted from state government administrative delays in payment processing, together with the variability of revenue recognition during the quarter.

     At September 30, 2007, our primary contractual obligations, which consist principally of amounts due under future lease payments and payments of principal and interest on long-term debt, are as follows (in thousands):

	Primary Contractual Payments due by period
		Less than 1			More than
Contractual obligations	Total	year	2-3 years	4-5 years	5 years

Operating leases	$33,316	$6,300	$12,673	$10,903	$3,440

Long-term debt	25,200	6,300	12,600	6,300	-

Interest expense (1)	3,359	1,433	1,680	246	-

Total	$61,875	$14,033	$26,953	$17,449	$3,440

(1) Future interest payments are estimates of amounts due on long-term debt and credit facility at current interest rates and based on scheduled repayments of principal.

     We have entered into sublease arrangements for some of our facility obligations and expect to receive the following rental receipts (in thousands):

	Less than			More than
Total	1Year	2-3 Years	4-5 Years	5 years

$3,475	$669	$1,171	$1,218	$417

     As a result of BSPA exceeding target revenue for the twelve months ended June 30, 2007, we paid $15.0 million of additional cash consideration paid to PCG on September 28, 2007. We paid this amount was paid from existing cash balances. Our FIN No. 48 liabilities, as disclosed in Note 5 to the consolidated financial statements, are not material.

     On May 28, 1997, the Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not in excess of $10 million. On February 24, 2006, the Board of Directors increased the authorized aggregate purchase price by $10 million to an amount not to exceed $20 million. During the nine months ended September 30, 2007, no purchases were made. Cumulatively since the inception of the repurchase program, we have repurchased 1,662,846 shares having an aggregate purchase price of $9.4 million.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risks

     We are exposed to changes in interest rates, primarily from our Term Loan, and use an interest rate swap agreement to fix the interest rate on variable debt and reduce certain exposures to interest rate fluctuations. There is a risk that market rates will decline and the required payments will exceed those based on current market rates on the long-term debt. Our risk management objective in entering into such contracts and agreements is only to reduce our exposure to the effects of interest rate fluctuations and not for speculative investment. At September 30, 2007, we had total bank debt of $25.2 million. Our interest rate swaps effectively converted $12.0 million of this variable rate debt to fixed rate debt leaving approximately $13.2 million of the total long-term debt exposed to interest rate risk. If the effective interest rate for all of our variable rate debt were to increase by 100 basis points (1%), our annual interest expense would increase by a maximum of $132,000 based on the balances outstanding at September 30, 2007.

Item 4.     Controls and Procedures

     As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon our evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer

concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

     There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I,“Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as updated by our quarterly reports on Form 10-Q, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results.

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

Date:	November 7, 2007		HMS HOLDINGS CORP.
(Registrant)

		By:	/s/ Robert M. Holster
Robert M. Holster
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Walter D. Hosp
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