Form 10-K
period 2007-12-31
HMS HOLDINGS CORP
filed 2008-03-14
CIK 1196501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _________________

Commission File Number: 0-50194

HMS HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

New York	11-3656261
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

401 Park Avenue South, New York, New York	10016
(Address of principal executive offices)	(Zip Code)
(212)725-7965
(Registrant’s telephone number, including area code)

Securities registered pursuant to 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common Stock, $0.01 par value	NASDAQ Global Select Market

Securities registered pursuant to 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ] No [X ]

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

Aggregate market value of voting stock held by non-affiliates as of June 30, 2007 was $407.5 million.

The approximate aggregate market value of the registrant’s common stock, $0.01 par value, held by non-affiliates (based on the last reported sales price on the Nasdaq Global Select Market) was $686.6 million at March 12, 2008.

The number of shares common stock, $0.01 par value, outstanding as of March 12, 2008 was 24,885,752.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A on or before April 29, 2008 are incorporated in Part III of this report.

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

PART I

Item 1. Business

Overview

     HMS Holdings Corp. (HMS or the Company) provides a variety of cost management services for government-sponsored health and human services programs. These services help customers recover amounts due from third parties, avoid and reduce costs, and ensure regulatory compliance.

     HMS’s customers are State Medicaid agencies, government-sponsored managed care plans, child support agencies, the Veterans Health Administration, the Centers for Medicare & Medicaid Services (CMS), and other public programs. We help these programs contain healthcare costs by identifying third party insurance coverage and recovering expenditures that were the responsibility of the third party, or that were paid in error. The identification of other insurance coverage also helps these programs avoid future expenditures.

     On October 5, 2007, the Company purchased the business of Peer Review Systems, Inc. doing business as Permedion, an independent health care quality review and improvement organization based in Westerville, Ohio. Permedion provides independent external medical review on issues of quality of care, medical necessity, and experimental/investigational treatment to both state government and private clients across the country. Permedion augments the Company’s portfolio of program integrity service offerings for state Medicaid agencies and managed care organizations.

     HMS’s 2007 revenue increased by approximately $58.7 million or 67% over 2006 revenue primarily as the result of internal growth and the acquisition of the Benefits Solutions Practice Area (BSPA) of Public Consulting Group, Inc. in September of 2006.

The Healthcare Environment

     In 2007, the cost of healthcare in the U.S. continued to grow, placing ever more pressure on patients, insurers, providers and government healthcare programs. The largest government healthcare programs are Medicare, the healthcare program for aged and disabled citizens that is administered by CMS, and Medicaid, the program that provides medical assistance to eligible low income persons, and is regulated by CMS but administered by state Medicaid agencies. Many beneficiaries of both Medicare and Medicaid are enrolled in managed care plans, which have the responsibility for both patient care and claim adjudication.

     As government healthcare programs expand, there is increased pressure at the state and federal level to contain costs. Growth in government spending, including Medicare and Medicaid, has continued to exceed the growth of GDP by approximately 2.0% annually.

     The Deficit Reduction Act (DRA), signed into law in February 2006, established a new Medicaid Integrity Program to increase the government’s capacity to prevent, detect, and address fraud and abuse in the Medicaid program. It is seen as the single largest dedicated investment the federal government has made in ensuring the integrity of the program.

     Under the Social Security Act (Act), states are required to take all reasonable measures to ascertain the legal liability of “third parties” for healthcare services provided to Medicaid recipients. The DRA added new entities--self-insured plans, pharmacy benefits managers [PBMs] and other “legally responsible” parties--to the list of entities subject to the provisions of t he act. Thirty-three states have enacted language in response to the DRA.

Principal Products and Services

     The demand for HMS’s services arises from the small but significant percentage of government funds spent in error, where either another payor was actually responsible for the service, or a mistake was made in applying complex claim processing rules. The Company’s services focus on containing costs by reducing error rates.

     Medicaid is by law the “payor of last resort” for low-income Americans, designed to cover the cost of care that other healthcare benefits do not. It is for this reason that the Federal government requires that states attempt to recover payments made on behalf of beneficiaries with other health insurance. Since 1985, the Company has provided state Medicaid agencies with services to identify the other parties with liability for Medicaid claims, and since 2005, has provided these services to Medicaid managed care plans.

     The Company’s services draw upon its proprietary information management and data mining techniques, and include coordination of benefits, cost avoidance, and program integrity. In 2007, the Company recovered more than $1.0 billion for its clients and with data provided to clients, prevented the expenditure of several billion more.

  Coordination of benefits services route claims already paid by a government program to the liable third party, which then reimburses the government payor. State Medicaid programs, Medicare, the Veterans Health Administration, and child support agencies must all coordinate benefits with other payors to ensure that claims are paid by the entitlement program, group health plan or other party that actually bears responsibility for a particular incident of medical service. By properly coordinating benefits, these programs are able to recover dollars spent in error and avoid future costs.

  Cost avoidance services provide validated insurance coverage information that is used by government payors to reject claims that are the responsibility of a third party, typically a group health plan sponsored by a beneficiary’s employer. With verified insurance information, healthcare payors can avoid future costs.

  Program integrity services are designed to review claims paid by government programs, identify payment errors, and then recover the erroneous payments, if appropriate. The Company assists states in ensuring integrity and accuracy of medical and pharmacy claims through audits, data mining, clinical review, repricing, and recoupment services.

     To perform its services, the Company aggregates medical claim, health insurance and other beneficiary data from a variety of sources. The data is mined to identify instances of health insurance coverage, or claims that were paid in error for administrative or clinical reasons. The Company provides its clients with ways to recover funds or avoid future errors, including providing validated primary insurance coverage, generating electronic claims to liable third parties, documenting liens that attach to personal injury litigation and estates, and enrolling children under the insurance of non-custodial and custodial parents.

Customers

     A majority of the Company’s customers are state Medicaid agencies and other state-administered programs. In 2006 and 2007, the Company increased its penetration into the Medicaid managed care market, as states increased their use of contracted health plans. At the conclusion of 2007, the Company served 39 State Medicaid agencies and 74 Medicaid health plans (under 31 contracts).

     In 2007, the Company was awarded an umbrella audit contract by CMS under the Medicaid Integrity Program. The contract qualifies the Company to bid on individual Task Orders issued by CMS for a variety of auditing functions designed to identify inappropriate payments made to Medicaid providers.

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

     The Company’s largest client in 2007 was the New York State Office of Medicaid Management. This client accounted for 8.9% and 3.6% of the Company’s total revenue in the years ended December 31, 2007 and 2006 respectively. The New York State Office of Medicaid Management became a client of the Company in September 2006 as part of the BSPA acquisition. The Company provides services to this client pursuant to a contract awarded in October 2001 and subsequently extended through January 6, 2009. The Company’s second largest client in 2007 was the New Jersey Department of Human Services. This client accounted for 7.1%, 10.9%, and 10.4% of the Company’s total revenue in the years ended December 31, 2007, 2006, and 2005, respectively. The Company provides services to this client pursuant to a contract awarded in January 2008 for an initial three year contract term with two additional one-year renewals through December 2012. This customer has been a client of the Company since 1985. The loss of either one of these contracts would have a material impact upon the Company’s financial position, results of operations and cash flows.

     The list of our ten largest clients changes periodically. The concentration of revenue in the ten largest accounts was 42.5%, 50.5% and 70.5% of our revenue in the fiscal years ended December 31, 2007, 2006, and 2005, respectively. In many instances, we provide our services pursuant to agreements subject to competitive re-procurement. All of the agreements with our ten largest clients expire between 2008 and 2013. We cannot provide any assurance that any of these agreements will be renewed and, if renewed, that the fee rates will be equal to those currently in effect.

Market Trends/Opportunities

     Containing healthcare expenditures presents challenges for the government due to the number and variety of programs at the state and federal level, the government appropriations process, and the rise in the cost of care and number of beneficiaries.

     Government healthcare programs continue to grow. A comprehensive study issued by the Congressional Budget Office in November 2007 projected that Medicaid and Medicare will continue to grow indefinitely at a rate roughly 2.0% in excess of the growth rate of GDP, which suggests an overall growth rate of approximately 7% per year. State budget officers are reporting that Medicaid grew at an approximate rate of 7% in 2007, after a year of relatively low growth in 2006 that was largely a function of the shift of pharmacy expenditure for Medicare/Medicaid dual eligibles from Medicaid to Medicare Part D.

     In 2006, Medicare covered approximately 45 million people and spent approximately $400 billion. Medicaid covered about 46 million people at any given time during 2006, although more than 60 million people passed through the program over the course of the year. In 2006, Medicaid spent approximately $311 billion. The uninsured population numbers about 46 million lives, the health care cost of which falls disproportionately on municipalities. Altogether, the government programs served by the Company covered approximately 130 million people and spent well over $700 billion in 2006.

     Coordinating benefits among all these programs represents both an enormous challenge and an opportunity for HMS. A report issued in September 2006 by the Government Accountability Office estimates that on average, 13% of Medicaid beneficiaries have private health insurance coverage at some time during their Medicaid enrollment, exceeding previous estimates.

     In 2007, more than 30 state Governors proposed healthcare reform initiatives, most of which had the effect of shifting more of the burden of healthcare for the uninsured onto federal shoulders. Despite this activity, very little in the way of actual reform has been implemented. Massachusetts remains the only sizeable state that has implemented a reform program with its Commonwealth Care program launched in 2006. States continue to request federal waivers that permit them to raise the income threshold for Medicaid, which effectively increases Medicaid rolls. The Company believes that state driven reform proposals and other powerful factors, including demographic and economic trends, are all acting to increase Medicaid spending.

Competition

     In addition to the states themselves, which may elect to perform coordination of benefits and cost avoidance functions in-house, HMS competes primarily with large business outsourcing and technology firms, and with small regional firms specializing in one or more of our services. Against these competitors, the Company typically succeeds on the basis of its leadership position in the marketplace, staff expertise, extensive benefit eligibility database, proprietary systems and processes, existing relationships, effectiveness in cost recoveries and pricing.

Business Strategy

     Over the course of 2008, the Company expects to grow its business through a number of strategic initiatives.

     Drive organic growth. HMS will continue to tap demand for its services created by the steadily increasing expenditures of government-funded healthcare, particularly in the managed care arena, as a greater proportion of the Medicaid and Medicare population is enrolled in contracted, risk-bearing health plans or prescription drug plans.

     Strengthen regulatory framework. On behalf of its clients, HMS will take advantage of congressional and state legislation reinforcing the ability of government agencies to secure health insurance information from health insurers.

     Expand scope. HMS will actively seek to expand its role with existing clients, extending its reach to new services and claim types, and earlier access to claim data.

      Improve quality and yield. HMS plans to continue to implement new technology and processes to improve the quality of data we secure from carriers and providers, enabling us to increase recovery rates on claims we submit for clients.

     Add new clients. The Company will continue to market to additional programs, including State Children's Health Insurance Program (SCHIP), middle market Medicaid managed care plans, and Medicare Advantage Plans.

     Expand program integrity footprint. HMS will seek to acquire new business under the federal Medicaid Integrity Program, as well as at the state level.

     Add New Services. Where opportunities exist, the Company will continue to add services closely related to cost containment through internal development and/or acquisitions.

Employees

     As of December 31, 2007, the Company had 760 employees. No employees are covered by a collective bargaining agreement or are represented by a labor union. HMS believes its relations with it’s employees are good.

Financial Information About Industry Segments

     During periods prior to 2007, the Company managed its operations in two separate segments, Health Management Systems and Reimbursement Services Group. However, with the acquisition of BSPA in late 2006, the Company has realigned its internal operations in such a manner whereby it no longer conducts its operations as two business segments. Beginning in the first quarter of 2007, the Company was managed and operated as one business, with a single management team that reports to the chief executive officer. The Company does not operate separate lines of business with respect to any of its product lines. Accordingly, the Company does not prepare discrete financial information with respect to separate product lines or by location and does not have separately reportable segments as defined by Statement of Financial Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

Available Information

      The Company maintains a website that contains various information about it and its services. It is accessible at www.hmsholdings.com. Through our website, shareholders and the general public may access free of charge (other than any connection charges from Internet service providers) filings we make with the Securities and Exchange Commission (SEC) as soon as practicable after filing. Filing accessibility in this manner includes the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and Proxy Statements. Additionally, our corporate governance materials, including the charters of the Audit, Compensation and Compliance Committees and the code of ethical behavior, may also be found under the “Company Overview/Corporate Governance” section of our web site. We make no provisions for waivers of the code of ethical behavior. A copy of the foregoing corporate governance materials is available upon written request. The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

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

Our Operating Results Are Subject To Significant Fluctuations Due To Variability In The Timing Of When We
Recognize Contingency Fee Revenue And Other Factors. As A Result, You Will Not Be Able To Rely On Our
Operating Results In Any Particular Period As An Indication Of Our Future Performance.

     Our revenue and consequently our operating results may vary significantly from period to period as a result of a number of factors, including the loss of customers, fluctuations in sales activity given our sales cycle of approximately three to eighteen months, and general economic conditions as they effect healthcare providers and payors. Further, we have experienced significant fluctuations in our revenue between reporting periods due to the timing of periodic revenue recovery projects and the timing and delays in third-party payors’ claim adjudication and ultimate payment to our clients where our fees are contingent upon such collections. The extent to which future revenue fluctuations could occur due to these factors is not known and cannot be predicted. As a consequence, our results of operations are subject to significant fluctuations and our results of operations for any particular quarter or fiscal year may not be indicative of results of operations for future periods. A significant portion of our operating expenses are fixed, and are based primarily on revenue and sales forecasts. Any inability on our part to reduce spending or to compensate for any failure to meet sales forecasts or receive anticipated revenues could magnify the adverse impact of such events on our operating results.

The Majority Of Our Contracts With Customers May Be Terminated For Convenience

     The majority of our contracts with customers are terminable upon short notice for the convenience of either party. Although to date none of our material contracts has ever been terminated under these provisions, we cannot be assured that a material contract will not be terminated for convenience in the future. Any termination of a material contract, if not replaced, could have a material adverse effect on our business, financial condition, results of operations and cashflows.

We Face Significant Competition For Our Services

     Competition for our services is evident in the markets we serve. Increased competition could result in reductions in our prices, gross margins and market share. We compete with other providers of healthcare information management and data processing services, as well as healthcare consulting firms. Some competitors have formed business alliances with other competitors that may affect our ability to work with some potential customers. In addition, if some of our competitors merge, a stronger competitor may emerge.

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

Simplification Of The Healthcare Payment Process Could Reduce The Need For Our Services

     The complexity of the healthcare payment process, and our experience in offering services that improve the ability of our customers to recover incremental revenue through that process, have been contributing factors to the success of our service offerings. Complexities of the healthcare payment process include multiple payors, and the coordination and utilization of clinical, operational, financial and/or administrative review instituted by third-party payors in an effort to control costs and manage care. If the payment processes associated with the healthcare industry are simplified significantly, the need for our services, or the price customers are willing to pay for our services, could be reduced.

Changes In The United States Healthcare Environment Could Have A Material Negative Impact On Our
Revenue And Net Income

     The healthcare industry in the United States is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare organizations. Our services are designed to function within the structure of the healthcare financing and reimbursement systems currently being used in the United States. During the past several years, the healthcare industry has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates, certain capital expenditures, and data confidentiality and privacy. From time to time, certain proposals to reform the healthcare system have been considered by Congress. These proposals, if enacted, may increase government involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for our clients. Healthcare organizations may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring their retention of service providers such as us. We cannot predict what impact, if any, such proposals or healthcare reforms might have on our results of operations, financial condition or business.

We Are Subject To Extensive Government Regulation, And Any Violation Of The Laws And Regulations Applicable
To Us Could Reduce Our Revenue And Profitability And Otherwise Adversely Affect Our Operating Results.

     Our business is regulated by the federal government and the states in which we operate. The laws and regulations governing our operations are generally intended to benefit and protect health plan members and providers rather than stockholders. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations, along with the terms of our government contracts, regulate how we do business, what services we offer, and how we interact with our clients, providers and the public. We are subject, on an ongoing basis, to various governmental reviews, audits and investigations to verify our compliance with our contracts and applicable laws and regulations.

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

Our Business Depends On Effective Information Systems And The Integrity Of The Data In Our Information
Systems.

     Our ability to accurately report our financial results depends on the integrity of the data in our information systems. As a result of our acquisition activities, we have acquired additional systems. We have been taking steps to reduce the number of systems we operate. If we encountered a business disruption, found the information we rely upon to run our businesses to be inaccurate or unreliable, or if we fail to maintain our information systems and data integrity effectively, we could lose existing customers, have difficulty attracting new customers, have problems in establishing appropriate pricing, have disputes with customers and other health care providers, have regulatory problems, have increases in operating expenses or suffer other adverse consequences.

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

We Depend On Our Largest Clients For Significant Revenue, And If We Lose A Major Client, Our Revenue
Could Be Adversely Affected.

     We generate a significant portion of our revenue from our largest clients. For the years ended December 31, 2007, 2006, and 2005, our three largest clients accounted for approximately 22%, 27% and 39% of our revenue from continuing operations, respectively. If we were to lose a major client, our results of operations and cash flows could be materially and adversely affected by the loss of revenue, and we would seek to replace the client with new business.

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

We May Not Be Able To Realize The Entire Book Value Of Goodwill And Other Intangible Assets From
Acquisitions

     As of December 31, 2007, we have approximately $80.2 million of goodwill and $22.5 million of intangible assets. We have implemented the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that existing goodwill not be amortized, but instead be assessed annually for impairment or sooner if circumstances indicate a possible impairment. We will monitor for impairment of goodwill on past and future acquisitions. We perform our impairment testing in the second quarter of each year. In the event that the book value of goodwill is impaired, any such impairment would be charged to earnings in the period of impairment. There can be no assurances that future impairment of goodwill under SFAS No. 142 will not have a material adverse effect on our business, financial condition or results of operations. Management performs the goodwill valuation.

Certain Provisions In Our Certificate Of Incorporation Could Discourage Unsolicited Takeover Attempts, Which
Could Depress The Market Price Of Our Common Stock

     Our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock with such designations, rights and preferences as may be determined by our Board of Directors. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights, which could adversely affect the voting power or other rights of holders of our common stock. In the event of issuance, preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. Although we have no present intention to issue any shares of preferred stock, we cannot give assurance that we will not do so in the future. In addition, our by-laws provide for a classified Board of Directors, which could also have the effect of discouraging a change of control.

Item 1B. Unresolved Staff Comments

     None

Item 2. Properties

     Our New York City corporate headquarters consists of approximately 78,000 square feet of leased space. In addition, as of December 31, 2007, we leased approximately 180,000 square feet of office space in 24 other locations throughout the United States. See Note 14 of the Notes to Consolidated Financial Statements for additional information about our lease commitments.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our common stock is included in the Nasdaq Global Select Market (symbol: HMSY). As of the close of business on February 22, 2008, there were approximately 37,024 holders of record of our common stock, including the individual participants in security position listings. We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Our current intention is to retain earnings to support the future growth of our business.

     The table below summarizes the high and low sales prices per share for our common stock for the periods indicated, as reported on the Nasdaq Global Select Market.

	HIGH	LOW
Year ended December 31, 2007:
Quarter ended December 31, 2007	$34.22	$24.31
Quarter ended September 30, 2007	27.25	16.92
Quarter ended June 30, 2007	22.80	17.63
Quarter ended March 31, 2007	22.99	14.78

Year ended December 31, 2006:
Quarter ended December 31, 2006	$16.20	$12.00
Quarter ended September 30, 2006	14.78	10.03
Quarter ended June 30, 2006	11.39	7.93
Quarter ended March 31, 2006	9.00	7.16

Equity Compensation Plan Information

     The following table summarizes the total number of outstanding options and shares available for other future issuances of options under all of our equity compensation plans as of December 31, 2007.

			Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding warrants,	outstanding warrants,	plans (excluding securities
	options and rights	options and rights	reflected in column (a)
Plan Category	(a)	(b)	(c)(2)
Equity Compensation Plans
approved by Shareholders (1)	3,273,479	$9.36	359,249
Equity Compensation Plans not
approved by Shareholders (3)	972,250	$8.80	-
Total	4,245,729	$9.23	359,249

(1)	This includes options to purchase shares outstanding under: (i) the 2006 Stock Plan, (ii) the 1999 Long-Term Incentive Plan, and (iii) the 1995 Non- Employee Director Stock Option Plan.
(2)	These shares remain available for issuance under the 2006 Stock Plan.
(3)

Options issued under plans not approved by the shareholders include (i) 420,000 options granted in March 2001 to our Chairman and Chief Executive Officer in connection with his joining us, (ii) 492,250 inducement options granted in September 2006 to ten former senior executives of BSPA in connection with their joining us and (iii) 60,000 inducement options granted to a new hire in 2007.

Issuer Purchases of Equity Securities

     On May 28, 1997, the Board of Directors authorized the Company to repurchase such number of shares of our common stock that have an aggregate purchase price not to exceed $10 million. On February 24, 2006, the Board of Directors increased the authorized aggregate purchase price by $10 million to an amount not to exceed $20 million. During the years ended December 31, 2007 and 2006, there were no repurchases. During the year ended December 31, 2005, we repurchased 17,930 shares for $109,000. At December 31, 2007, $10.6 million remains authorized for repurchases under the program.

Comparative Stock Performance Graph

     The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholders return of the NASDAQ Composite Index, the NASDAQ Computer and Data Processing Index and the NASDAQ Health Services Index assuming an investment of $100 on December 31, 2002.

     Total return assumes $100 invested on December 31, 2002 in our common stock, the NASDAQ Composite Index, the NASDAQ Computer and Data Processing Index and the NASDAQ Health Services Index with the reinvestment of dividends through fiscal year ended December 31, 2007.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

HMS Holdings Corp.	100.00	111.39	250.00	212.50	420.83	922.50
NASDAQ Composite	100.00	149.34	161.86	166.64	186.18	205.48
NASDAQ Computer & Data Processing	100.00	124.93	143.03	147.07	166.42	197.80
NASDAQ Health Services	100.00	135.61	168.24	184.41	186.06	181.42

Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data at and for each of the five fiscal years in the period ended December 31, 2007. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in Item 8 of this Report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Report.

	Years ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations Data:
(in thousands, except per share data)
Revenue	$146,651	$87,940	$60,024	$50,451	$42,823
Cost of services	118,370	80,115	52,448	45,327	41,562
Operating income	28,281	7,825	7,576	5,124	1,261

Interest expense	(2,207)	(955)	-	-	-
Net interest and net other income	475	1,627	1,238	313	250
Income from continuing operations
before income taxes	26,549	8,497	8,814	5,437	1,511
Income tax expense	11,593	3,588	465	103	35
Income from continuing operations	14,956	4,909	8,349	5,334	1,476
Discontinued operations:
Income from discontinued operations, net	-	416	839	2,377	872
Estimated loss on disposal of
discontinued operations, net	-	-	(1,161)	-	-
Income (loss) from discontinued operations	-	416	(322)	2,377	872

Net income	$14,956	$5,325	$8,027	$7,711	$2,348

Per Common Share Data:
Basic income (loss) per share:
From continuing operations	$0.63	$0.23	$0.42	$0.28	$0.08
From discontinued operations	-	0.02	(0.01)	0.12	0.05
Total	$0.63	$0.25	$0.41	$0.40	$0.13

Weighted average common shares, basic	23,904	21,731	19,865	19,074	18,330

Diluted income (loss) per share:
From continuing operations	$0.57	$0.21	$0.37	$0.24	$0.07
From discontinued operations	-	0.01	(0.01)	0.11	0.05
Total	$0.57	$0.22	$0.36	$0.35	$0.12

Weighted average common
shares, diluted	26,249	23,859	22,287	22,275	20,132

SELECTED CONSOLIDATED FINANCIAL DATA, continued

	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash and short-term investments	$21,275	$12,527	$41,141	$31,696	$26,715
Working Capital	37,110	25,264	52,535	44,147	36,197
Total assets	188,100	157,243	87,601	76,663	63,123
Long-term debt	17,325	23,625	-	-	-
Shareholders' equity	138,749	106,907	72,769	60,398	50,607

Notes to Selected Consolidated Financial Data

  Discontinued Operations. In 2005, we sold the business of our former subsidiary, Accordis Inc. (Accordis). As this business was previously presented as a separate reportable segment and represented a separate class of customer and major business, the operating results are presented as discontinued operations for all periods presented.

  On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at fair value. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the consolidated statement of operations over the remaining service period after the adoption date based on the award’s original estimate of fair value. Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations. No compensation expense related to stock option plans was reflected in the Company’s consolidated statements of operations as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. Results for prior periods have not been restated. Total share-based compensation expense recorded in the consolidated statement of income for the year ended December 31, 2007 was $2.2 million. As a result of adopting SFAS 123R on January 1, 2006, the Company’s net income for the year ended December 31, 2007 is $1.2 million lower (net of tax) than if it had continued to account for share-based compensation under APB 25. Total share-based compensation expense recorded for the year ended December 31, 2006 was $1.7 million which lowered 2006 net income by $1.0 million (net of tax).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with a discussion of the critical accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we present an overview of our business and operations. This is followed by a discussion of our results of operations. We then provide an analysis of our liquidity and capital resources, including discussions of our cash flows, sources of capital and financial commitments.

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

     At December 31, 2007, we have cumulative federal net operating loss carry-forwards of $13.2 million. In addition to other items expensed for financial reporting purposes that were not currently deductible for tax purposes, these net operating loss carryforwards result in gross deferred tax assets. We must assess the likelihood that the gross deferred tax assets, net of any deferred tax liabilities, will be recovered from future taxable income and, to the extent we believe the recovery is not likely, we have established a valuation allowance.

     Significant management judgment is required in determining this valuation allowance. We have recorded a valuation allowance of $2.7 million as of December 31, 2007, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of the capital loss carryforward from the sale of Accordis before it expires. The valuation allowance is based on our estimate of taxable capital gains and the period over which the net deferred tax assets will be recoverable. In the event that these estimates differ or we adjust these estimates in future periods we may need to adjust the valuation allowance which could materially impact our financial position and results of operations.

     Conversely, if we are profitable in the future at levels that cause management to conclude that it is more likely than not that we will realize all or a portion of the net deferred tax assets, for which a valuation is currently provided, we would record the estimated net realizable value of the net deferred tax asset at that time and would then provide income taxes at a rate equal to our 2007 combined federal and state effective rate of approximately 43.7%.

     The net deferred tax asset as of December 31, 2007 was $3.8 million, which is net of a valuation allowance of $2.7 million.

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

     Estimating valuation allowances and accrued liabilities, such as bad debts, and restructuring charges. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. In particular, management must make estimates of the uncollectability of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The accounts receivable balance was $39.7 million, net of allowance for doubtful accounts of $0.7 million, as of December 31, 2007.

     Management has reviewed its estimates related to restructuring reserve of $903,000 at December 31, 2007 and believes that the estimated liability is based on a reasonable assessment of the probable costs to be incurred. As additional information becomes available, we may revise our estimates. Such revisions in estimates of the potential restructuring liabilities could materially impact the results of operation and financial position.

     Share-based Compensation. We adopted the provisions of, and account for share-based compensation in accordance with, SFAS 123R during the first quarter of 2006. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

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

     The guidance in SFAS 123R is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

     See Note 11 of our Consolidated Financial Statements for further information regarding the SFAS 123R disclosures.

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

Overview

     Comparability of our results of operations for the year ended December 31, 2007 versus the corresponding period in the prior year is significantly impacted by the acquisition on September 13, 2006, of all of the assets used exclusively or primarily in the Public Consulting Group, Inc (PCG) Benefits Solutions Practice Area (BSPA) for $96.2 million in cash and 1,749,800 shares of our common stock valued at $24.4 million. BSPA provided a variety of cost avoidance, insurance verification, recovery audit and related services to state Medicaid agencies, children and family services agencies, the U.S. Department of Veterans Affairs, and the Centers for Medicare and Medicaid Services. We have included BSPA in our results of operations for the twelve months ended December 31, 2007, but the prior year comparable period results do not reflect comparable results as the BSPA acquisition was completed in the third quarter of 2006. The 2007 revenue increase primarily reflects the full year benefit of the addition incremental contracts obtained from the BSPA acquisition.

     During periods prior to 2007, the Company managed its operations in two separate segments Health Management Systems and Reimbursement Services Group. However, with the acquisition of BSPA in late 2006, the Company has realigned its internal operations in such a manner whereby it no longer conducts its operations as two business segments. Beginning in the first quarter of 2007, the Company was managed and operated as one business, with a single management team that reports to the chief executive officer. The Company does not operate separate lines of business with respect to any of its product lines. Accordingly, the Company does not prepare discrete financial information with respect to separate product lines or by location and does not have separately reportable segments as defined by Statement of Financial Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

     To finance the acquisition of BSPA, we also entered into a credit agreement (the Credit Agreement) with several banks and other financial institutions with JPMorgan Chase Bank, N.A. (JPMCB), as administrative agent. The Credit Agreement provides for a term loan of $40 million (the Term Loan) and revolving credit loans of up to $25 million (the Revolving Loan). Borrowings under the Credit Agreement mature on September 13, 2011. At December 31, 2007, we had $23.6 million of debt outstanding and principal of $7.9 million was repaid during the year ended December 31, 2007. At December 31, 2007, the term loan bore interest at LIBOR plus 100 basis points or 5.8% . We are exposed to changes in interest rates, primarily from this loan. To reduce this exposure, we use an interest rate swap agreement to fix the interest rate on the variable debt and reduce certain exposures to interest rate fluctuations. Our interest rate swaps effectively converted $12.0 million of this variable rate debt to fixed rate debt.

     As BSPA exceeded the targeted revenue amount defined in the purchase agreement for the twelve months ended June 30, 2007, $15.0 million of additional cash consideration was due PCG. This amount was recorded in goodwill and was paid to PCG on September 28, 2007 from existing cash balances and funds generated by operations. Please refer to the liquidity section below for further discussion.

     On October 5, 2007, HMS Holdings Acquisition Corp purchased the net assets of Peer Review Systems, Inc. doing business as Permedion, an independent health care quality review and improvement organization based in Westerville, Ohio. With this acquisition, the Company augments its portfolio of program integrity service offerings for state Medicaid agencies and managed care organizations. Permedion provides independent external medical review on issues of quality of care, medical necessity and experimental/investigational treatment to both state government and private clients across the country. The Company works with government agencies, including Medicaid, Medicare, state insurance departments and corrections departments to help ensure that services are billed appropriately and that the care provided is medically necessary. The purchase price was paid in cash and was accounted for under the asset purchase accounting method. The acquisition of Permedion did not have a material effect on the Company’s fourth quarter or fiscal year 2007 earnings or liquidity.

     Our revenue excluding BSPA, most of which is derived from contingent fees, grew at an average rate of approximately 18% per year for the last five years. With the acquisition of BSPA, there was a significant one-time increase in revenue. Exclusive of the acquisition, our growth has been partly attributable to the growth in Medicaid costs, which has historically averaged approximately 7% annually. State governments also have increased their use of vendors for coordination of benefits and other cost containment functions, and we have been able to increase our revenue through these initiatives. Leveraging our work on behalf of state Medicaid fee for service programs, we have begun to penetrate the Medicaid managed care market, into which more Medicaid lives are being shifted. As of December 31, 2007, we counted 74 Medicaid health plans – including several of the largest in the nation – as our clients.

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

Years Ended December 31, 2007 and 2006

     Continuing Operations:

     The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Income expressed as a percentage of revenue:

	Years ended
	December 31,
	2007	2006

Revenue	100.0%	100.0%
Cost of services:
Compensation	39.0%	43.9%
Data processing	6.8%	7.7%
Occupancy	6.4%	7.2%
Direct project costs	14.9%	15.7%
Other operating costs	10.4%	9.3%
Amortization of intangibles	3.2%	7.3%
Total cost of services	80.7%	91.1%
Operating income	19.3%	8.9%
Interest expense	-1.5%	-1.1%
Net interest income	0.3%	1.9%
Income from continuing operations before income taxes	18.1%	9.7%
Income taxes	-7.9%	-4.1%
Income from continuing operations	10.2%	5.6%
Income from discontinued operations	-	0.4%
Net income	10.2%	6.0%

     Operating Results

     Revenue for the year ended December 31, 2007 was $146.7 million, an increase of $58.8 million or 66.8% compared to revenue of $87.9 million in the prior fiscal year ended December 31, 2006. The revenue increase reflects the full year benefit of the incremental contracts obtained from the BSPA acquisition in September 2006 as well as additional clients, changes in volumes, yields and scope of client projects associated with our base business. Immediately following the BSPA acquisition, we began to convert its projects to our legacy-processing platform as well as integrating BSPA and HMS management teams. As a result, while a particular contract may have been acquired with BSPA, the results achieved reflect combined management and processing technology.

     Compensation expense as a percentage of revenue was 39.0% in the current year compared to 43.9% in the prior year and for 2007 was $57.1 million, an increase of $18.6 million, or 48.2% from the prior year period expense of $38.5 million. For the year ended December 31, 2007, we averaged 664 employees, a 52.6% increase over the year ended December 31, 2006, during which we averaged 435 employees. The increase reflects the addition of new staff required to handle higher transaction processing levels and provide executive level support in the areas of client account management, government relations, finance, and human resources. Increases aggregating approximately $2.7 million resulted from variable compensation, share-based compensation, and severance expense. Share based compensation expense will be higher in 2008 resulting from the fourth quarter 2007 stock option grant made to officers, executives, management and board members.

     Data processing expense as a percentage of revenue was 6.8% in the current fiscal year compared to 7.7% in the prior fiscal year and for 2007 was $10.0 million, an increase of $3.2 million or 47.2% compared to the prior year expense of $6.8 million. Revenue growth drove the need for increased capacity in our mainframe environment. Expenses increased by $1.8 million relating to the amortization and depreciation of additional purchases of equipment and software, $0.3 million for network communication expenses resulting from our increased number of field offices, and $1.0 million for software leases and maintenance costs.

     Occupancy expense as a percentage of revenue was 6.4% in the current year compared to 7.2% in the prior year and for 2007 was $9.4 million, an increase of $3.1 million or 48.9% from the prior year expense of $6.3 million. This increase principally reflected additional rent expense of $1.5 million largely resulting from our BSPA acquisition and office expansions, a $1.1 million increase in equipment rental and maintenance expense consistent with office expansions and upgrades, and additional telephone and utilities expense of $0.3 million.

     Direct project expense as a percentage of revenue was 14.9% in the current year compared to 15.7% in the prior year and for 2007 was $21.9 million, an increase of $8.1 million or 57.9% from the prior fiscal year expense of $13.8 million. This increase resulted from increased revenue for the period, and is within our usual 14%-17% direct costs expense rate as a percentage of revenue.

     Other operating expenses as a percentage of revenue were 10.4% in the current year compared to 9.3% in the prior year and for 2007 were $15.3 million, an increase of $7.1 million or 87.2% compared to the prior year expense of $8.2 million. This increase resulted from a $5.0 million increase in temporary help, consulting and professional fees, a $0.8 million increase in travel, marketing and related expenses, a $0.7 million increase in supplies, recruiting expenses and local taxes and a $0.4 million increase in insurance costs and other related costs.

     Amortization of acquisition-related software and intangibles as a percentage of revenue was 3.2% for 2007 compared to 7.3% in the prior year. Amortization of software and intangibles expense of $4.6 million primarily consists of amortization of customer relationships and software resulting from the purchase of BSPA. Amortization of software and intangibles expense of $6.4 million in the prior year period included amortization of work in progress, customer relationships, and software resulting from the purchase of BSPA.

     Operating income for the year ended December 31, 2007 was $28.3 million or 19.3% of revenue compared to $7.8 million or 8.9% of revenue for the prior year. This increase was primarily the result of incremental margin realized from the increased revenue year over year.

     Interest expense was $2.2 million for 2007 compared to $1.0 million in 2006. In both periods, interest expense was attributable to borrowings under the Term Loan used to finance a portion of the BSPA acquisition and amortization of deferred financing costs. Interest income was $0.5 million in 2007 compared to interest income of $1.7 million in 2006 principally due to lower cash balances following the BSPA acquisition effective September 1, 2006.

     Income tax expense of $11.6 million was recorded in 2007, an increase of approximately $8.0 million compared to 2006. Our effective tax rate increased to 43.7% in 2007 from the 42.2% for the year ended December 31, 2006 primarily due to state allocations and an increase in the statutory rate. The Company’s tax provision in 2007 is principally a deferred provision as federal income taxes payable have been offset by the utilization of net operating loss (NOL) carryforwards recorded as deferred tax assets in prior years as well as from the tax benefit of disqualifying dispositions of stock options recognized in additional paid in capital during the current year. Additionally, the amortization of intangible assets has reduced current taxable income. Taxes currently payable principally arise from federal alternative minimum tax requirements and state tax liabilities. The principal difference between the statutory rate and the Company’s effective rate is state taxes.

     During the fourth quarter of 2007, we conducted a review of our state tax apportionments and existing entities structure. As a result of this study, we have re-aligned our state apportionments with our current business configuration and reorganized our subsidiary entities to take full advantage of our business services company. This will have the effect of lowering our projected 2008 effective tax rate.

     Income from continuing operations was $15.0 million in 2007 compared to income from continuing operations of $4.9 million 2006. Income from discontinued operations in the prior year was $0.4 million resulting from the resolution of a contingent liability issue. Net income of $15.0 million in the current year represents a $9.7 million increase over net income in the prior year period of $5.3 million.

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

     Operating Results

     Revenue for the year ended December 31, 2006 was $87.9 million, an increase of $27.9 million or 46.5% compared to revenue of $60.0 million in the prior fiscal year ended December 31, 2005. The revenue increase reflects the 4 month benefit of the incremental contracts obtained from the BSPA acquisition in September 2006 as well as additional clients, changes in volumes, yields and scope of client projects associated with our base business. Immediately following the BSPA acquisition, we began to convert its projects to our legacy-processing platform as well as integrating BSPA and HMS management teams. As a result, while a particular contract may have been acquired with BSPA, the results achieved reflect combined management and processing technology.

     Compensation expense as a percentage of revenue was 43.9% in 2006 compared to 44.9% in the prior year and for 2006 was $38.5 million, an increase of $11.6 million, or 43.1% from the prior year period expense of $26.9 million. In 2006, a $1.7 million expense related to stock option awards as required by SFAS 123R was recorded. Excluding the impact of SFAS 123R, compensation increased 36.8% . This increase resulted principally from higher headcount. For the year ended December 31, 2006, we averaged 435 employees, a 40.3% increase over the year ended December 31, 2005, during which we averaged 310 employees. A greater concentration of service center employees in 2006 at lower salary rates more than offset the cost of general increases in compensation rates and benefit costs.

     Data processing expense as a percentage of revenue was 7.7% in 2006 compared to 8.0% in the prior year and for 2006 was $6.8 million, an increase of $2.0 million or 42.1% compared to the prior year expense of $4.8 million. Revenue growth drove the need for increased capacity in our mainframe environment. Equipment and software required for our mainframe platform upgrade, principally acquired in the last quarter of 2005, was brought online in early 2006 and resulted in related amortization and depreciation expense of $0.7 million in 2006. Data processing expenses in 2005 included a credit of approximately $0.3 million for data processing expense charged to discontinued operations. Finally, expense increases of $1.0 million in 2006 resulted from disaster recovery enhancements, data communications and network upgrades, together with PC replacements and purchases for new hires.

     Occupancy expense as a percentage of revenue was 7.2% in 2006 compared to 7.8% in the prior year and for 2006 was $6.3 million, an increase of $1.6 million or 35.4% from the prior year expense of $4.7 million. This increase reflected a $0.8 million increase related to additional rent and associated expenses resulting from our BSPA acquisition and other office expansions, including increases in depreciation expense for telephone and office equipment, office equipment rental and real estate taxes.

     Direct project expense as a percentage of revenue was 15.7% in 2006 compared to 16.3% in the prior year and for 2006 was $13.8 million, an increase of $4.1 million or 41.4% from the prior fiscal year expense of $9.8 million. A $2.8 million expense increase was associated with the BSPA contracts. A $1.8 million expense increase was associated with the projects resulting from increased subcontractor participation, temporary help, and keypunch expense related to revenue growth. These increases were offset by a $0.5 million reduction in bad debt, consulting and legal expenses.

     Other operating expenses as a percentage of revenue were 9.3% in 2006 compared to 10.4% in the prior year and for 2006 were $8.1 million, an increase of $1.9 million or 30.8% compared to the prior year expense of $6.2 million. This increase resulted from a $1.2 million increase in temporary help and consultant expenses, a $0.6 million increase in travel expenses, and a total $0.8 million increase for staff development, public company expenses, supplies and other miscellaneous expense. Partially offsetting these increases were a $0.5 million decrease in legal fees, and a $0.4 million decrease in insurance expenses substantially resulting from a settlement.

     Amortization of acquisition-related intangibles as a percentage of revenue was 7.3% for 2006. There was no amortization of acquisition-related intangibles in 2005. Amortization of intangibles expense of $6.4 million primarily consisted of amortization of work-in-progress inventory of $4.9 million and customer relationships of $1.3 million resulting from the purchase of BSPA.

     Operating income for the year ended December 31, 2006 was $7.8 million compared to $7.6 million for the prior year. The increase in operating profitability resulted from revenue growth (including BSPA revenue), and included $6.4 million in amortization expense of acquisition-related intangibles and increased direct costs and compensation expense as discussed above.

     Interest expense of $1.0 million for 2006 was attributable to borrowings under the Term Loan used to finance a portion of the BSPA acquisition. Interest income was $1.7 million for 2006 compared to net interest income of $1.2 million for 2005. Net interest income in fiscal year 2006 compared to the prior year reflected an increase in market rates and an overall increase in cash, cash equivalents and short-term investments prior to the BSPA acquisition.

     Income tax expense of $3.6 million was recorded in 2006, an increase of approximately $3.1 million compared to 2005 principally due to a deferred tax provision in 2006. In both 2006 and 2005, our current tax provision principally arose from alternative minimum tax (AMT) requirements and state tax liabilities as we had available NOLs to offset current taxable income. In 2005, we recognized decreases in the valuation allowances associated with our ability to utilize NOLs and as a result, no deferred tax provision was recognized in 2005. In 2006, there were no further reductions in our remaining valuation allowance and our deferred tax provision principally related to the utilization of net operating loss carryforwards, previously recorded as deferred tax assets, to offset current taxable income. Effectively, our available NOLs are reducing our income on a cash basis (resulting in our paying cash taxes under the AMT system) but the utilization of NOLs previously recorded in deferred tax assets results in a deferred tax provision. The principal difference between the statutory rate of 34% and our effective rate of 42.2% was state income taxes.

     Income from continuing operations was $4.9 million in 2006 compared to $8.3 million in the prior year. The $3.4 million decrease in income largely reflected the amortization of acquisition-related intangibles, the increase in the effective tax rate and interest expense resulting from our new Term Loan, partially offset by the favorable operating margin impact of increased revenue.

     As more fully discussed in Item 1. Business, and in Note 1(b) and Note 13(b) of the Notes to Consolidated Financial Statements, we reported the results of Accordis as discontinued operations for all periods presented. Income from discontinued operations in 2006 of $0.4 million resulted from the resolution of a contingent liability issue in 2006 and from the Accordis note receivable being paid off early with the remaining unamortized discount on note receivable was recorded as income.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements, other than the operating leases noted below.

Liquidity and Capital Resources

     Historically, our principal source of funds has been operations and we have cash, cash equivalents and short-term investments to support our operating needs. At December 31, 2007, our cash and cash equivalents and net working capital were $21.3 million and $37.1 million, respectively. Although we expect that operating cash flows will continue to be a primary source of liquidity for our operating needs, we also have a $25 million Revolving Credit facility available for future cash flow needs. To date, there have been no borrowings made on the Revolving Loan.

     For the fiscal year ended December 31, 2007, cash provided by operations was $26.6 million compared to $17.5 million in the prior year period. The current year period’s difference between net income of $15.0 million and cash provided by operations of $26.6 million was principally due to non-cash charges, including depreciation and amortization expense of $10.6 million, an increase in accounts payable and accrued expenses of $4.6 million, a change in deferred taxes of $3.4 million and share-based compensation expense of $2.2 million. These amounts were partially offset by an increase in accounts receivable of $8.2 million and an increase in prepaid expenses and other current assets of $1.2 million. During the current year period, cash used in investing activities was $24.8 million, including the payment of $15.0 million to PCG of additional consideration for the BSPA acquisition, $9.2 million of investments in property, equipment and software development and $0.6 million for the Permedion acquisition. Cash provided by financing activities of $7.0 million consisted $6.6 million received from stock option exercises and an $8.3 million tax benefit from disqualifying dispositions partially offset by $7.9 million of principal payments on the Term Loan.

     At December 31, 2007, we had $23.6 million of debt outstanding of the $40.0 million Term Loan originally borrowed to fund the BSPA acquisition. The Term Loan requires us to make quarterly payments of $1.575 million.

     The number of days sales outstanding (DSO) at December 31, 2007 increased slightly to 86 days compared to 83 days at December 31, 2006 which approximates our historical experience. We will continue to work to reduce DSO levels.

     Operating cash flows could be adversely affected by a decrease in demand for our services. Our typical client relationship, however, usually sustains over several years, and as a result we do not expect any decrease in demand in the near term.

Contractual Obligations

      At December 31, 2007, our primary contractual obligations, which consist of principal maturities of long-term debt and amounts due under future lease payments, principally of facility lease obligations, are as follows (in thousands):

	Payments due by period

		Less than 1			More than
Contractual obligations	Total	year	2-3 years	4-5 years	5 years
Operating leases	$31,308	$6,354	$12,260	$10,539	$2,155
Long-term debt	23,625	6,300	12,600	4,725	-
Interest expense (1)	2,621	1,168	1,317	136	-
Total	$57,554	$13,822	$26,177	$15,400	$2,155

     (1) Future interest payments are estimates of amounts due on long-term debt at current interest rates and based on scheduled repayments of principal.

     We have entered into sublease arrangements for some of our facility obligations and expect to receive the following rental receipts (in thousands):

	Less than			More than
Total	1 Year	2-3 Years	4-5 Years	5 years
$3,273	$611	$1,176	$1,224	$262

     On May 28, 1997 the Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not in excess of $10 million. On February 24, 2006 our Board of Directors increased the authorized aggregate purchase price by $10 million to an amount not to exceed $20 million. During the year ended

December 31, 2007, no purchases were made. Cumulatively since the inception of the repurchase program, we have repurchased 1,662,846 shares having an aggregate purchase price of $9.4 million.

Inflation

     General operating expenses are subject to normal inflationary pressure. Wages and other employee-related expenses increase during periods of inflation and when shortages in the skilled labor market occur. We also have a performance-based bonus plan to foster retention of and to incentivize certain employees.

Recent Accounting Pronouncements

     In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes –An Interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. As a result of the implementation of FIN No. 48 the Company did not recognize a change in the liability for unrecognized tax benefits.

     In September 2006, the FASB issued SFAS 157 “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of the Company’s 2008 fiscal year except for certain provisions pertaining to non-financial assets that will become effective as of the beginning of the Company’s 2009 fiscal year. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

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

     In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”, (SFAS No. 141(R) and No. 160), “Noncontrolling Interests in Consolidated Financial Statements”, (SFAS NO. 160). SFAS No. 141 (R) changes the accounting for acquisitions that close beginning in 2009, both at the acquisition date and in subsequent periods. SFAS No. 160 changes the accounting and reporting for minority interest, which will be recharacterized as nonconrolling interest and classified as a component of equity, not as a liability or other item outside of permanent equity. The adoption of these SFASs is not expected to have an impact on the financial position, results of operations, or cash flows. We can not predict the impact these SFASs might have on our future financial statements should we acquire entities to be accounted for as a business acquisition or noncontrolling interest.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

     We are exposed to changes in interest rates, primarily from our Term Loan. In 2006, we entered into an interest rate swap agreement to fix the interest rate at 5.3% on a portion of the debt to mitigate exposure to interest rate fluctuations. Since that time, market rates have declined and the required payments on the swap slightly exceed those based upon the current market rates. Our risk management objective in entering into such contracts and agreements is only to reduce our exposure to the effects of interest rate fluctuations and not for speculative investment. At December 31, 2007, we had total bank debt of $23.6 million. Our interest rate swaps effectively converted $12.0 million of this variable rate debt to fixed rate debt leaving approximately $11.6 million of the total long-term debt exposed to interest rate risk. If the effective interest rate for all of our variable rate debt were to increase by 100 basis points (1%), our annual interest expense would increase by a maximum of $116,000 based on the balances outstanding at December 31, 2007.

Item 8. Financial Statements and Supplementary Data

     The information required by Item 8 is found on pages 27 to 52 of this report.

Item 9. Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of December 31, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Our principal executive officer and principal accounting officer also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

     There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with US generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of the Board of Directors.

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

Item 9B. Other Information

     None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

      The information required by Item 10 will be included in our Proxy Statement for the 2008 Annual Meeting of Shareholders which will be mailed within 120 days after the close of our year ended December 31, 2007, and is hereby incorporated herein by reference to such Proxy Statement.

Item 11. Executive Compensation

      The information required by Item 11 will be included in our Proxy Statement, which will be mailed within 120 days after the close of our year ended December 31, 2007, and is hereby incorporated herein by reference to such Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by Item 12 will be included in our Proxy Statement, which will be mailed within 120 days after the close of our year ended December 31, 2007, and is hereby incorporated herein by reference to such Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

      The information required by Item 13 will be included in our Proxy Statement, which will be mailed within 120 days after the close of our year ended December 31, 2007, and is hereby incorporated herein by reference to such Proxy Statement.

Item 14. Principal Accountant Fees and Services

     The information required by Item 14 will be included in our Proxy Statement, which will be mailed within 120 days after the close of our year ended December 31, 2007, and is hereby incorporated herein by reference to such Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

A.	Financial Statements, Financial Statement Schedule and Exhibits

	1.	The financial statements are listed in the Index to Consolidated Financial Statements on page 27.

2.

Financial Statement Schedule II – Valuation and Qualifying Accounts is set forth on page 51. All other financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

	3.	The Exhibits are set forth on the Exhibit Index on page 53.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMS Holdings Corp. (Registrant)

By:	/s/ Robert M. Holster
Robert M. Holster
Chief Executive Officer and Director

Date:	March 14, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert M. Holster	Chief Executive Officer, Chairman and	March 14, 2008
Robert M. Holster	Director (Principal Executive Officer)

/s/ Walter D. Hosp	Chief Financial Officer (Principal	March 14, 2008
Walter D. Hosp	Financial and Accounting Officer)

/s/ James T. Kelly	Director	March 14, 2008
James T. Kelly

/s/ William F. Miller III	Director	March 14, 2008
William F. Miller III

/s/ William S. Mosakowski	Director	March 14, 2008
William S. Mosakowski

/s/ William W. Neal	Director	March 14, 2008
William W. Neal

/s/ Galen D. Powers	Director	March 14, 2008
Galen D. Powers

/s/ Ellen A. Rudnick	Director	March 14, 2008
Ellen A. Rudnick

/s/ Michael A. Stocker, M.D.	Director	March 14, 2008
Michael A. Stocker, M.D.

/s/ Richard H. Stowe	Director	March 14, 2008
Richard H. Stowe

HMS HOLDINGS CORP. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements:	Number
Reports of Independent Registered Public Accounting Firm	28

Consolidated Balance Sheets as of December 31, 2007 and 2006	30

Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005	31

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for
the Years Ended December 31, 2007, 2006 and 2005	32

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	33

Notes to Consolidated Financial Statements	34

Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts	52

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
HMS Holdings Corp.:

We have audited the accompanying consolidated balance sheets of HMS Holdings Corp. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HMS Holdings Corp and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1(m) to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payments,” effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
March 14, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
HMS Holdings Corp.:

We have audited HMS Holdings Corp’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). HMS Holdings Corp. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, HMS Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HMS Holdings Corp. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 14, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
March 14, 2008

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$21,275	$12,527
Accounts receivable, net of allowance of $662 and $512 at December 31,
2007 and 2006, respectively	39,704	30,930
Prepaid expenses	3,266	1,954
Other current assets, including deferred tax assets of $657 and
$3,353 at December 31, 2007 and 2006, respectively	704	3,398
Total current assets	64,949	48,809
Property and equipment, net	16,496	12,160
Goodwill, net	80,242	65,242
Deferred income taxes, net	3,111	3,860
Intangible assets, net	22,495	26,204
Other assets	807	968
Total assets	$188,100	$157,243

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$21,535	$14,285
Amounts due to Public Consulting Group, Inc.	4	1,385
Current portion of long-term debt	6,300	7,875
Total current liabilities	27,839	23,545
Long-term liabilities:
Long-term debt	17,325	23,625
Accrued deferred rent	3,378	2,121
Other liabilities	809	1,045
Total long-term liabilities	21,512	26,791

Total liabilities	49,351	50,336

Shareholders' equity:
Preferred stock - $.01 par value; 5,000,000 shares authorized; none issued
Common stock - $.01 par value; 45,000,000 shares authorized;
26,409,035 shares issued and 24,746,189 shares outstanding at December 31, 2007;
25,027,865 shares issued and 23,365,019 shares outstanding at December 31, 2006;	264	250
Capital in excess of par value	127,887	110,876
Retained earnings	20,187	5,231
Treasury stock, at cost; 1,662,846 shares at December 31, 2007
and December 31, 2006	(9,397)	(9,397)
Accumulated other comprehensive loss	(192)	(53)
Total shareholders' equity	138,749	106,907
Total liabilities and shareholders' equity	$188,100	$157,243

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Year	Year	Year
	ended	ended	ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Revenue	$146,651	$87,940	$60,024

Cost of services:
Compensation	57,137	38,547	26,945
Data processing	10,026	6,812	4,793
Occupancy	9,411	6,322	4,670
Direct project costs	21,866	13,849	9,796
Other operating costs	15,288	8,165	6,244
Amortization of acquisition related software and intangibles	4,642	6,420	-
Total cost of services	118,370	80,115	52,448

Operating income	28,281	7,825	7,576

Interest expense	(2,207)	(1,014)	-
Net interest income	475	1,686	1,238
Income from continuing operations before income taxes	26,549	8,497	8,814
Income taxes	11,593	3,588	465

Income from continuing operations	14,956	4,909	8,349

Discontinued operations:
Income from operations	-	416	839
Loss on sale of discontinued operations	-	-	(1,161)

Income (loss) from discontinued operations	-	416	(322)
Net income	$14,956	$5,325	$8,027

Basic income per share data:
Income per share from continuing operations	$0.63	$0.23	$0.42
Income (loss) per share from discontinued operations	-	0.02	(0.02)

Net income per basic share	$0.63	$0.25	$0.40

Weighted average common shares outstanding, basic	23,904	21,731	19,865

Diluted income per share data:
Income per share from continuing operations	$0.57	$0.21	$0.37
Income (loss) per share from discontinued operations	-	0.01	(0.01)

Net income per diluted share	$0.57	$0.22	$0.36

Weighted average common shares, diluted	26,249	23,859	22,287

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share amounts)

				Retained	Accumulated
	Common Stock		Capital In	Earnings/	Other			Total
	# of Shares	Par	Excess Of	Accumulated	Comprehensive	Treasury Stock		Shareholders'
	Issued	Value	Par Value	Deficit	Income/(Loss)	# of Shares	Amount	Equity

Balance at December 31, 2004	20,980,331	$210	$77,237	$(7,761)	$-	1,644,916	$(9,288)	$60,398

Net and comprehensive income:	-	-	-	8,027	-	-	-	8,027
Disqualifying dispositions	-	-	1,456	-	-	-	-	1,456
Exercise of stock options	894,248	9	2,988	-	-	-	-	2,997
Purchase of treasury stock	-	-	-	-	-	17,930	(109)	(109)

Balance at December 31, 2005	21,874,579	219	81,681	266	-	1,662,846	(9,397)	72,769

Cumulative effect of the initial
application of SAB 108	-	-	-	(360)	-	-	-	(360)

Adjusted balance at December 31, 2005	21,874,579	$219	$81,681	$(94)	$-	1,662,846	$(9,397)	$72,409

Comprehensive income:
Net income	-	-	-	5,325	-	-	-	5,325
Unrealized loss on derivative instrument,
net of tax of $35	-	-	-	-	(53)	-	-	(53)
Total comprehensive income								5,272

Shares issued-BSPA acquisition	1,749,800	17	24,393	-	-	-	-	24,410
Disqualifying dispositions	-	-	275	-	-	-	-	275
Share-based compensation cost	-	-	1,674	-	-	-	-	1,674
Exercise of stock options	1,403,486	14	2,853	-	-	-	-	2,867

Balance at December 31, 2006	25,027,865	$250	$110,876	$5,231	$(53)	1,662,846	$(9,397)	$106,907

Comprehensive income:
Net income	-	-	-	14,956	-	-	-	14,956
Unrealized loss on derivative instrument,
net of tax of $83	-	-	-	-	(139)	-	-	(139)
Total comprehensive income								14,817

Share-based compensation cost	-	-	2,173	-	-	-	-	2,173
Exercise of stock options	1,381,170	14	6,563	-	-	-	-	6,577
Disqualifying dispositions	-	-	8,275	-	-	-	-	8,275

Balance at December 31, 2007	26,409,035	$264	$127,887	$20,187	$(192)	1,662,846	$(9,397)	$138,749

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year	Year	Year
	ended	ended	ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Operating activities:
Net income	$14,956	$5,325	$8,027
Adjustments to reconcile net income to net cash provided by
operating activities:
(Income) loss from discontinued operations	-	(416)	322
Loss on disposal of fixed assets	370	29	-
Depreciation and amortization	10,558	9,713	2,319
Share-based compensation expense	2,173	1,674	-
Changes in assets and liabilities:
Increase in accounts receivable	(8,197)	(2,105)	(5,486)
Increase in prepaid expenses and other current assets	(1,185)	(213)	(338)
Decrease in deferred tax asset	3,445	3,163	-
(Increase) decrease in other assets	(171)	12	(7)
Increase in accounts payable, accrued expenses
and other liabilities	4,649	337	2,232
Net cash provided by operating activities	26,598	17,519	7,069

Investing activities:
Purchases of short term investments	-	(59,450)	(72,350)
Sales of short term investments	-	96,950	57,350
Accordis note receivable	-	5,360	-
Proceeds from sale of Accordis	-	-	2,000
Purchases of property and equipment	(8,594)	(3,334)	(5,040)
Acquisition of Permedion	(627)	-	-
Acquisition of BSPA	(15,000)	(81,150)	-
Investment in software	(606)	(1,131)	(630)
Net cash used in investing activities	(24,827)	(42,755)	(18,670)

Financing activities:
Proceeds from exercise of stock options	6,577	2,867	2,997
Purchases of treasury stock	-	-	(109)
Proceeds from long-term debt	-	40,000	-
Repayment of long-term debt	(7,875)	(8,500)	-
Tax benefit of disqualifying dispositions	8,275	275	-
Deferred financing costs	-	(936)	-
Net cash provided by financing activities	6,977	33,706	2,888

Net increase (decrease) in cash and cash equivalents	8,748	8,470	(8,713)

Cash provided by discontinued operations
Cash provided by operating activities	-	416	3,385
Cash used in investing activities	-	-	(227)
Net cash provided by discontinued operations	-	416	3,158

Cash and cash equivalents at beginning of period	12,527	3,641	9,196

Cash and cash equivalents at end of period	$21,275	$12,527	$3,641

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$56	$404	$360
Cash paid for interest	$1,945	$831	$-

Supplemental disclosure of noncash investing activities:
Note receivable from the sale of Accordis	$-	$-	$5,542
Common stock issued in connection with BSPA acquisition	$-	$24,410	$-
Tenant improvement allowance	$1,635	$-	$-

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

     (a) Organization and Business

     HMS Holdings Corp. (HMS or the Company) provides a variety of cost containment and payment accuracy services relating to government healthcare programs. These services are in general designed to help clients increase revenue and reduce operating and administrative costs.

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

     (d) Depreciation and Amortization of Property and Equipment

     Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets utilizing the straight-line method. Amortization of leasehold improvements is provided over the estimated useful lives of the assets or the terms of the leases, whichever is shorter without assuming renewal features, using the straight-line method. The estimated useful lives are as follows:

Equipment	3-5 years
Leasehold improvements	5-10 years
Furniture and fixtures	5-7 years

     (e) Software Development Cost

     The Company capitalizes certain software development costs related to software developed for internal use while in the application development stage. All other costs to develop software for internal use, either in the preliminary project stage or post implementation stage are expensed as incurred. Amortization of software development costs is calculated on a straight-line basis over the expected economic life of the product, generally estimated to be 36-60 months.

     (f) Goodwill

     Goodwill, representing the excess of acquisition costs over the fair value of net assets of acquired businesses, is not amortized but is reviewed for impairment at least annually. Fair value is based on a projection of the estimated discounted future net cash flows expected to be achieved from a reporting unit using a discount rate reflective of our cost of funds. The fair value of the reporting unit is compared with the assets recorded value. If the recorded value is less than the fair value of the reporting unit, no impairment is indicated. If the fair value of the reporting unit is less than the recorded value, an impairment charge is recognized for the difference between the carrying value and the fair value. The Company performs its annual goodwill impairment testing in the second quarter of each year. No impairment losses have been recorded in any of the periods presented.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (g) Long-Lived Assets

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

     (h) Purchase Accounting

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

     (i) Income Taxes

Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits for net operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. The Company provides a valuation allowance against deferred tax assets to the extent their realization is not more likely than not.

     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN No. 48 as of January 1, 2007. As a result of the implementation of FIN No. 48 the Company did not recognize a change in the liability for unrecognized tax benefits.

     (j) Net Income Per Common Share

     Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. The Company had weighted average common shares and common stock equivalents outstanding during the years ended December 31, 2007, 2006, and 2005, of 23,904,000, 21,731,000 and 19,865,000, respectively for weighted average common shares, and 2,345,000, 2,128,000 and 2,422,000, respectively for common stock equivalents. The Company’s common stock equivalents consist of stock options.

     (k) Revenue Recognition

     The Company recognizes revenue for its contingency fee based services when third party payors remit payments to the Company’s customers and consequently the contingency is deemed to have been satisfied. This revenue recognition policy is specifically addressed in the Security and Exchange Commission’s “Frequently Asked Questions and Answers” bulletin pertaining to Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB104). Transaction-related revenue is recognized based upon the completion of those transactions or services rendered during a given period. Non-refundable implementation fees are recognized over the implementation period, generally not exceeding nine months.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Emerging Issues Task Force (EITF) No. 00-21, “Revenue Arrangements with Multiple Deliverables,” requires contracts with multiple deliverables to be divided into separate units of accounting if certain criteria are met. The Company applies this guidance and recognizes revenue on multiple deliverables as separate units of accounting if the applicable criteria are met.

     (l) Stock-Based Compensation

     Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations. No compensation expense related to stock option plans was reflected in the Company’s consolidated statements of operations as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. Statement of Financial Accounting Standards 123 “Accounting for Stock-Based Compensation,” (SFAS 123), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, the Company had elected to continue to apply the intrinsic-value-based method of APB 25 described above, and adopted only the disclosure requirements of SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

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

     Total share-based compensation expense recorded in the consolidated statements of income was $2.2 million and $1.7 million for the years ended December 31, 2007 and 2006, respectively.

     The following table illustrates the effect on net income and net income per basic and dilutive common share applicable to common stockholders for the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions for stock-based employee compensation of SFAS 123, as amended. For purposes of the pro forma presentation, option forfeitures are accounted for as they occurred and no amount of compensation cost has been capitalized, but instead were considered as period expenses (in thousands, except per share data):

		Year Ended
(in thousands, except per share amounts)		December 31, 2005

Net income, as reported		$8,027
Stock-based employee compensation expense included in reported net income		-
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(2,171)
Pro forma net income		$5,856

Net income per basic share:	As reported	$0.40
	Pro forma	$0.29

Net income per diluted share:	As reported	$0.36
	Pro forma	$0.26

     The effect presented above by applying the disclosure-only provisions of SFAS 123 may not be representative of the effect in future years.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statements of cash flows. SFAS 123R requires the cash flows resulting from tax benefits recognized for those options (excess tax benefits) to be classified as financing cash flows.

The weighted average fair value of the stock options granted for the year ended December 31, 2005 was $3.83. The fair value of the stock options granted in the year ended December 31, 2005 is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0% (the Company does not pay dividends); expected volatility of 58.8%; a risk-free interest rate of 3.99%; and an expected life of 5.57 years.

     (m) Fair Value of Financial Instruments

     The carrying amounts for the Company’s cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value due to their short-term nature. The fair value for short-term securities is based on quoted market prices where available. The carrying amount of the Company’s long-term debt approximates fair value as the debt is variable rate and resets quarterly.

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instrument and Hedging Activities, as amended, all derivative instruments are recorded at fair value on the Company’s balance sheets. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based on the exposure being hedged, as either a fair value hedge or a cash flow hedge. Currently, the Company only has a cash flow hedge.

     For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk, such as interest rate risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of comprehensive income and reclassified in to earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.

     (n) Comprehensive Income

     Other comprehensive income recorded by the Company includes all changes in available for sale securities and other financial instruments which are carried at fair value and included as a component of equity.

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

     (q) Lease

     The Company accounts for its lease agreements pursuant to Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases, which categorizes leases at their inception as either operating or capital leases depending on certain defined criteria. We recognize lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays that defer the commencement date of required payments. Additionally, incentives the Company receives are capitalized and are treated as a reduction of its rental expense over the term of the agreement.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (r) Recent Accounting Pronouncement

     In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the Company’s 2008 fiscal year except for certain provisions pertaining to non-financial assets that will become effective as of the beginning of the Company’s 2009 fiscal year. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s results of operations or financial position and cash flows.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115," which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective as of the beginning of the Company’s 2008 fiscal year, except as it relates to non-financial assets and liabilities, which will be effective as of the beginning of the Company’s 2009 fiscal year. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s results of operations or financial position and cash flows.

     In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”, (SFAS No. 141(R) and No. 160), “Noncontrolling Interests in Consolidated Financial Statements”, (SFAS NO. 160). SFAS No. 141 (R) changes the accounting for acquisitions that close beginning in 2009, both at the acquisition date and in subsequent periods. SFAS No. 160 changes the accounting and reporting for minority interest, which will be recharacterized as nonconrolling interest and classified as a component of equity, not as a liability or other item outside of permanent equity. The adoption of theses SFASs is not expected to have an impact on the financial position, results of operations, or cash flows. We can not predict the impact these SFASs might have on our future financial statements should we acquire entities to be accounted for as a business acquisition or noncontrolling interest.

2.   Acquisition

     On September 13, 2006, the Company completed an acquisition of all of the assets used exclusively or primarily in the Public Consulting Group, Inc. (PCG) Benefits Solutions Practice Area (BSPA) for $81.2 million in cash, 1,749,800 shares of the Company’s common stock valued at $24.4 million and a contingent cash payment of up to $15.0 million if certain revenue targets were met for the twelve months ending June 30, 2007. As the revenue targets were exceeded, the Company accrued $15.0 million of additional consideration due PCG at June 30, 2007, which increased goodwill resulting from the BSPA acquisition. The $15.0 million was paid to PCG on September 28, 2007. BSPA provides a variety of cost avoidance, insurance verification, recovery audit and related services to state Medicaid agencies, children and family services agencies, the U.S. Department of Veterans Affairs, and the Centers for Medicare and Medicaid Services.

The allocation of the purchase price was based upon estimates of the assets and liabilities acquired in accordance with SFAS No. 141 “Business Combinations.” The acquisition of BSPA was based on management’s consideration of past and expected future performance as well as the potential strategic fit with the long-term goals of the Company. The expected long-term growth, market position and expected synergies to be generated by BSPA were the primary factors which gave rise to an acquisition price which resulted in the recognition of goodwill.

     The components of the purchase price were as follows:

(in thousands)
Cash	$81,150
Common Stock-1,749,800 shares valued at the the $13.95 closing price on September 13, 2006	24,410
Total Purchase Price	$105,560

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The allocation of the aggregate purchase price of this acquisition is as follows:

(in thousands)
Goodwill		$62,860
Identifiable intangible assets		29,990
Net assets acquired:
Accounts receivable	9,795
Purchased backlog	4,870
Fixed assets	1,193
Other assets	106
Liabilities assumed	(3,254)
Net assets acquired		12,710

		$105,560

     Identifiable intangible assets principally include customer relationships and purchased software (see Note 4).

     On October 5, 2007, HMS Holdings Acquisition Corp. purchased the net assets of Peer Review Systems, Inc. doing business as Permedion, an independent health care quality review and improvement organization based in Westerville, Ohio. Permedion provides independent external medical review on issues of quality of care, medical necessity and experimental/investigational treatment to both state government and private clients across the country. The purchase price of $0.6 million was paid in cash and was accounted for under the asset purchase accounting method. The acquisition of Permedion did not have a material effect on the Company’s fourth quarter or fiscal year 2007 earnings or liquidity.

3.   Property and Equipment

      Property and equipment as of December 31, 2007 and 2006 consisted of the following (in thousands):

	December 31,	December 31,
	2007	2006
Equipment	$20,095	$15,245
Leasehold improvements	5,895	3,699
Furniture and fixtures	5,511	4,032
Capitalized software	5,871	5,264
	37,372	28,240
Less accumulated depreciation and amortization	(20,876)	(16,080)
Property and equipment, net	$16,496	$12,160

Depreciation and amortization expense related to property, equipment and software charged to operations for the years ended December 31, 2007, 2006, and 2005 was $6.2 million, $3.2 million, and $2.3 million, respectively. In connection with our new operating lease for the Irving, Texas facility, we received a $1.6 million tenant improvement allowance that is included above in the December 31, 2007 leasehold improvements and furniture and fixtures balances.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Intangible Assets

      Intangible assets as of December 31, 2007 and 2006 are as follows (in thousands):

		Accumulated
	Asset	Amortization	Net	Useful Life
Customer relationships	$27,350	$1,302	$26,048	7 years
Other	200	44	156	1-5 years
Balance at December 31, 2006	$27,550	$1,346	$26,204

Customer relationships	$27,631	$5,224	$22,407	7 years
Other	243	155	88	1-5 years
Balance at December 31, 2007	$27,874	$5,379	$22,495

      Amortization of intangibles over the next five years is as follows (in thousands):

Year ending December 31,

2008	$4,029
2009	3,986
2010	3,963
2011	3,963
2012	3,949

5.   Accounts Payable, Accrued Expenses and Other Liabilities

     Accounts payable, accrued expenses and other liabilities as of December 31, 2007 and 2006 consisted of the following (in thousands):

	December 31,	December 31,
	2007	2006
Accounts payable, trade	$7,599	$4,795
Accrued compensation	9,999	5,963
Accrued direct project costs	927	1,930
Accrued lease termination costs	180	94
Accrued other expenses	2,830	1,503
	$21,535	$14,285

     As of December 31, 2007 and 2006, $3.4 million and $0.9 million, respectively, were included in other liabilities (long-term) related to the Company’s recognizing of rental expenses on the Company’s facility leases on a straight-line basis (See Note 14).

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Income Taxes

      The current income tax expense for the periods applicable was allocated as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Current tax expense:
Federal	$7,546	$147	$182
State	1,874	70	283
	9,420	217	465
Deferred tax expense:
Federal	100	2,243	-
State	2,073	1,128	-
	2,173	3,371	-

Total income tax expense	$11,593	$3,588	$465

     The tax expense in 2006 and 2005 principally arises from Alternative Minimum Tax requirements and some state income tax provisions.

     A reconciliation of the income tax expense calculated using the applicable federal statutory rates to the actual income tax expense from continuing operations follows (in thousands):

	Years Ended
	December 31,
	2007	%	2006	%	2005	%
Income tax expense:
Computed at federal statutory rate	$9,279	35.0	$2,889	34.0	$2,997	34.0
State and local tax expense, net of
federal benefit	2,566	9.7	790	9.3	1,207	13.6
Municipal interest	(113)	(0.4)	(135)	(1.6)	-	-
Write-down of deferred tax asset	-	-	434	5.1	-	-
Decrease in valuation
allowance	-	-	(672)	(7.9)	(3,871)	(42.1)
Other, net	(139)	(0.5)	282	3.3	132	(0.3)
Total income tax expense	$11,593	43.7	$3,588	42.2	$465	5.2

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 were as follows (in thousands):

	December 31,	December 31,
	2007	2006
Deferred tax assets:
Allowance for doubtful accounts	$566	$707
Property and equipment	844	650
Restructuring cost	461	440
Goodwill and other intangibles	2,113	1,223
Software	241	332
Federal and state net operating loss carryforwards	93	2,505
Capital loss carryforward	2,466	2,466
Deferred stock compensation	1,150	758
Deferred rent	1,566	986
Other	299	1,179
Total deferred tax assets before valuation allowance	9,799	11,246
Less valuation allowance	(2,666)	(2,666))
Total deferred tax assets after valuation allowance	7,133	8,580

Deferred tax liabilities:
Goodwill, BSPA	747	588
Capitalized research and development cost	2,618	779
Total deferred tax liabilities	3,365	1,367

Total net deferred tax assets	$3,768	$7,213

Net current deferred tax assets	$657	$3,353
Net non-current deferred tax assets	3,111	3,860

Total net deferred tax assets	$3,768	$7,213

     At December 31, 2007, the Company had net operating loss carry-forwards (NOLs) of $13.2 million and $24.8 million, which are available to offset future federal and state/local taxable income, respectively. There were no Federal NOLs remaining as of December 31, 2007.

      The $13.2 million NOL referenced above is related to disqualifying dispositions for which the Company recognized no tax benefit in its financial statements. They are not recorded on the balance sheets. They are available but not recorded. In the event that the Company receives a benefit for this deduction, the impact will be recorded to equity rather than income.

     There was no change in the Company’s valuation allowance in 2007. The Company recognized decreases in the valuation allowance related to the Company’s ability to realize its deferred tax assets of $0.7 million and $3.9 million for the years ended December 31, 2006 and 2005, respectively. The Company recognized decreases in the valuation allowance in 2006 and 2005 principally resulting from the Company’s utilization of NOLs to offset taxable income. At December 31, 2007, the Company has a valuation allowance of $2.7 million. The sale of Accordis resulted in a capital loss of $6.0 million, which can be carried forward for five years and produced a deferred tax asset of $2.5 million. The Company believes the available objective evidence, principally the capital loss carryforward being utilizable to offset only future capital gains, creates sufficient uncertainty regarding the realizability of its capital loss carryforward, that it is more likely than not, that substantially all of the capital loss carryforward is not realizable. The remaining valuation allowance of $0.2 million relates to certain state NOLs

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

where the company doesn’t currently operate and there is sufficient doubt about the Company’s ability to utilize these NOLs, that it is more likely than not that this portion of the state NOLs are not realizable.

7.   Debt

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

     Commitments under the Credit Agreement will be reduced and borrowings are required to be repaid with the net proceeds of, among other things, sales or issuances of equity (excluding equity issued under employee benefit plans and equity issued to sellers as consideration in acquisitions), sales of assets by the Company and any incurrence of indebtedness by the Company, subject, in each case, to limited exceptions. The obligations of the Company under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to such matters as Employee Retirements Income Security Act (ERISA), uninsured judgments and the failure to pay certain indebtedness, and a change of control default.

     In addition, the Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on indebtedness, liens, fundamental changes, dispositions of property, investments, dividends and other restricted payments. The financial covenants include a consolidated fixed charge coverage ratio, as defined, of not less than 1.5 to 1.0 through December 31, 2007 and a consolidated leverage ratio, as defined not to exceed 3.0 to 1.0. The Company is in full compliance with all of these covenants at December 31, 2007.

      The Term Loan requires quarterly repayments of $1.575 million, which amount is adjusted each time the Company makes an additional repayment. There have been no borrowings under the Revolving Loan. Fees and expenses related to the Credit Agreement of $0.9 million have been recorded as deferred financing costs (included in other assets non-current) and are amortized as interest expense over the five-year life of the credit facilities.

      Long-term debt consists of the following at December 31, 2007 (in thousands, except percentages):

December 31,
2007

Borrowings under the Credit Agreement:
$40.0 million Term Loan, interest at 6.875%	$23,625
$25 million Revolving Credit	-
Total long-term debt	$23,625
Less current portion of long-term debt	6,300
Long-term debt, net of current portion	$17,325

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Aggregate maturities of long-term debt over the next five years are as follows (in thousands):

Year ending December 31,
2008	$6,300
2009	6,300
2010	6,300
2011	4,725
Total	$23,625

8.   Derivative Contract

      The Company has an interest rate swap agreement to hedge the fluctuations in variable interest rates and does not use derivative instruments for speculative purposes.

     In December 2006, the Company entered into a three-year interest rate swap agreement, which is accounted for as a cash flow hedge. This agreement effectively converted $12.0 million of the Company’s variable rate debt to fixed-rate debt, reducing the Company’s exposure to changes in interest rates. Under this swap agreement, the Company received an average LIBOR variable rate of 5.295% and paid an average LIBOR fixed rate of 5.321% for the year ended December 31, 2007. The LIBOR interest rates exclude the Company’s applicable interest rate spread under the Company’s Credit Agreement. The Company has recognized, net of tax, an unrealized loss of $192,000 related to the change in the instrument’s fair value through December 31, 2007. This amount has been included in accumulated other comprehensive income.

9.   Equity

      (a)   Treasury Stock

     On May 28, 1997, the Board of Directors authorized the Company to repurchase such number of shares of its common stock that have an aggregate purchase price not to exceed $10 million. On February 24, 2006, the Board of Directors increased the authorized aggregate purchase price by $10 million to an amount not to exceed $20 million. The Company is authorized to repurchase these shares from time-to-time on the open market or in negotiated transactions at prices deemed appropriate by the Company. Repurchased shares are deposited in the Company’s treasury and used for general corporate purposes. During the years ended December 31, 2007 and 2006, the Company did not repurchase any shares of common stock. During the year ended December 31, 2005, the Company repurchased a total of 17,930 shares of common stock for $109,000 at an average price of $6.04 per share. Since the inception of the repurchase program in June 1997, the Company has repurchased 1,662,846 shares of common stock at an average price of $5.65 per share having an aggregate purchase price of $9.4 million.

      (b)   Preferred Stock

     The Company’s certificate of incorporation, as amended, authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock with such designations, rights and preferences as may be determined by the Company’s Board of Directors. As of December 31, 2007, no preferred stock had been issued.

10.   Employee Benefit Plan

      The Company sponsors a benefit plan to provide retirement benefits for its employees known as the HMS Holdings Corp. 401(k) Plan (the 401(k) Plan). Participants may make voluntary contributions to the 401(k) Plan of up to 60% of their annual base pre-tax compensation not to exceed the federally determined maximum allowable contribution. The 401(k) Plan permits discretionary Company contributions. The Company contributions are not in the form of the Company’s common stock and participants are permitted to invest their contributions in the Company’s stock. For the years ended December 31, 2007, 2006, and 2005, the Company contributions to the 401(k) Plan were $950,000, $473,000, and $419,000, respectively.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   Stock-Based Compensation Plans

      (a)   2006 Stock Plan

     The Company’s 2006 Stock Plan (2006 Plan) was approved by the Company’s shareholders at the Annual Meeting of Shareholders held on June 6, 2006 and an amendment to the 2006 Plan was approved by the Company’s shareholders at the 2007 annual meeting of shareholders. The purpose of the 2006 Plan is to furnish a material incentive to employees and non-employee Directors of the Company and its subsidiaries by making available to them the benefits of a larger common stock ownership in the Company through stock options and awards. It is believed that these increased incentives stimulate the efforts of employees and non-employee Directors towards the continued success of the Company and its affiliates, as well as assist in the recruitment of new employees and non-employee Directors. A total of 1,500,000 Shares is authorized for issuance pursuant to awards granted under the Plan. Any Shares issued in connection with awards other than Stock Options and Stock Appreciation Rights shall be counted against the 1,500,000 limit described above as one and eight-tenths (1.8) Shares for every one Share issued in connection with such award or by which the award is valued by reference. Any Employee or non-employee Director shall be eligible to be selected as a Participant; provided, however, that Incentive Stock Options shall only be awarded to employees of the Company, or a parent or subsidiary, within the meaning of Section 422 of the Internal Revenue Code of 1984, as amended (the Code). The option price per Share shall be not less than the fair market value of the shares on the date the option is granted.

     During the fourth quarter of 2007, the Compensation Committee of the Board of Directors approved a stock option grant under the 2006 Plan of 385,000 stock option awards to officers, executives, and management at the exercise price of $25.45 per share, the average of the high and low trading prices for the Company’s common stock on the date of the grant. Half of this stock option grant will vest ratably over a three-year period, while the remaining half will vest at the end of the three year period, upon the Company’s achievement of certain predefined performance-based criteria associated with targeted growth in earnings per share.

     During the year ended December 31, 2007, 646,300 options were issued under the 2006 Plan with 359,249 options remaining available for grant under the 2006 Plan. As of December 31, 2007, 1,036,267 options were outstanding.

      (b)   1999 Long-Term Incentive Plan

     The Company’s 1999 Long-Term Incentive Stock Plan (Plan) was approved by the Company’s shareholders at the Annual Meeting of Shareholders held on March 9, 1999. At the June 4, 2003 Annual Meeting of Shareholders, the shareholders approved an increase in the number of shares of common stock available for issuance under the Plan to 6,251,356 from 4,751,356. The Plan was terminated upon approval of the 2006 Plan by our shareholders at the June 6, 2006 Annual Meeting of Shareholders. There are no remaining options available for grant under this Plan. As of December 31, 2007, 1,983,462 options were outstanding.

      (c)   1995 Non-Employee Director Stock Option Plan

     The Company’s 1995 Non-Employee Director Stock Option Plan (NEDP) was adopted by the Board of Directors on November 30, 1994. Under the NEDP, directors of the Company who are not employees of the Company or its subsidiaries may be granted options to purchase 1,500 shares of common stock of the Company during the fourth quarter of each year commencing with fiscal year 1995. Options for the purchase of up to 112,500 shares of common stock may be granted under the NEDP and the Company will reserve the same number of shares for issuance. The options available for grant are automatically increased to the extent any granted options expire or terminate unexercised. The last awards under the NEDP were in October 2000 and the plan expired in 2005. As of December 31, 2007, 3,750 options were outstanding.

      (d)   Options Issued Outside the Plans

     As of December 31, 2007, 1,222,250 options were outstanding that included 420,000 options granted in March 2001 to our Chairman and Chief Executive Officer, 250,000 options granted in June 2002 to a board member, 492,250 options remaining from those granted in September 2006 to ten former senior executives of BSPA, and 60,000 inducement options granted to a new hire in 2007. The 250,000 options granted in June 2002 to a board member were since approved by shareholders.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (e)   Summary of Options

      Presented below is a summary of the Company’s options for the years ended December 31, 2007:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Shares (in thousands)	Shares	price	terms	value
Outstanding at
January 1, 2007	4,989	$5.85
Granted	706	24.44
Exercised	(1,381)	4.76
Forfeitures	(60)	10.34
Expired	(8)	6.14
Outstanding at
December 31, 2007	4,246	$9.23	5.96	$102,826

Vested or expected to vest at
December 31, 2007	4,102	$8.90	0.64	$100,720

Exercisable at December 31, 2007	2,646	$4.17	5.13	$77,472

     The fair value of each option grant was estimated using the Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the Company's stock. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the interest rate of a 5-year U.S. Treasury note in effect on the date of the grant. The weighted average fair value of options granted was $8.76, $5.10, and $3.83 for the years ended December 31, 2007, 2006, and 2005 respectively.

     As of December 31, 2007, there was approximately $8.7 million of total unrecognized compensation cost related to stock options outstanding at December 31, 2007. That cost is expected to be recognized over a weighted-average period of 1.86 years. No compensation cost related to stock options was capitalized for the year ended December 31, 2007.

     The following table summarized the weighted average assumptions utilized in developing the Black-Scholes pricing model:

		Year ended December 31,
	2007	2006	2005

Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.36%	4.9%	3.99%
Expected volatility	38.1%	38.7%	58.8%
Expected life	4.1 years	5.0 years	5.6 years

     The following table summarizes information for stock options outstanding at December 31, 2007 (in thousands, except per share data):

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Weighted	Weighted		Weighted
Range of	Number	average	average		average
exercise	outstanding as of	remaining	exercise	Number	exercise
prices	December 31, 2007	contractual life	price	exercisable	price
$1.07 - 1.19	517	3.19	$1.17	517	$1.17
1.20 - 1.52	7	3.00	1.52	7	1.52
1.53 - 2.48	555	4.16	2.48	555	2.48
2.49 - 3.41	736	5.38	3.20	736	3.20
3.42 - 6.95	610	6.22	6.60	610	6.60
6.96 - 10.98	563	8.39	10.28	144	10.20
10.99 - 14.04	512	8.70	14.04	58	14.04
14.05 - 22.29	191	9.26	19.30	10	14.66
22.30 - 25.45	545	4.75	25.45	9	25.45
25.46 - 28.46	10	4.75	28.46	-	-
$1.07 - $28.46	4,246	5.96	$9.23	2,646	$4.17

12.   Transactions with Officers and Other Related Parties

      (a)   Public Consulting Group, Inc.

     As part of the acquisition of BSPA, the Company entered into four subleases with PCG (a significant shareholder as a result of the acquisition of BSPA) where BSPA was located in an office where the lease liability was not assumed by the Company. There is a location where PCG subleases office space from the Company as the primary lease liability was assumed by the Company as part of the acquisition. This lease extends through 2010, requiring annual rental payments of approximately $14,000 in 2008 and 2009. For the year ended December 31, 2007, amounts recognized as expense by the Company under subleases to PCG was approximately $129,000 and amounts recognized as a reduction to expense where PCG subleases from the Company was approximately $42,000. For the year ended December 31, 2006, amounts recognized as expense by the Company under subleases to PCG were approximately $0.1 million and amounts recognized as a reduction to expense where PCG subleases from the Company were approximately $14,000.

     As part of the acquisition, the Company and PCG entered into an Intercompany Services Agreement (the ISA) to allow each party to perform services such as IT support and contractual transition services. Services performed under the ISA are billed at pre-determined rates as specified in the ISA. For the year ended December 31, 2007, services rendered by PCG to the Company under the ISA approximated $74,000 and services rendered by HMS for PCG approximated $131,000. For the year ended December 31, 2006, services rendered by PCG to the Company under the ISA approximated $129,000 and services rendered by HMS for PCG approximated $94,000.

     Since the acquisition, amounts have been collected by or paid on behalf of the Company by PCG and are reimbursed to PCG at cost. As of December 31, 2007 and 2006 $4,000 and $1.4 million, respectively was owed to PCG and was classified as a current liability.

      (b)   Employment Agreements

     The Company was obligated under two employment agreements with executive officers that provide for salary and benefit continuation in the event of termination without cause, one that expired in January 2008, and the other that will expire in April 2010. Additionally, the Company is obligated under separation agreements with two executive officers that provides for salary and benefit continuation in the event of termination without cause.

13.   Restructurings and Discontinued Operations

      (a)   Restructurings

     Prior to December 2003, the Company recorded restructuring charges related to facility costs associated with reducing its New York City office space, based on an executed sublease.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table presents a summary of the activity in accrued liabilities for restructuring charges (in thousands):

New York Leased
Space Reduction
Balance at December 31, 2004	$1,337
Cash payments	(176)
Balance at December 31, 2005	1,161
Cash payments	(141)
Balance at December 31, 2006	1,020
Cash payments	(117)
Balance at December 31, 2007	$903

     As of December 31, 2007, 2006 and 2005, $0.7 million, $0.9 million and $1.0 million, respectively, were included in other liabilities (long-term) related to the Company’s restructuring charges.

      (b)   Discontinued Operations of Business Segment

     On August 31, 2005, the Company sold the stock of its wholly-owned subsidiary Accordis, to Accordis Holding Corp. (AHC), an unrelated New York based private company, for $8 million, consisting of cash of $2 million and an interest bearing five-year promissory note of $6 million. The note bore interest at 6% per annum and required semi-annual principal payments of $100,000, with the balance of $5.1 million due in a balloon payment on August 31, 2010. On September 29, 2006, the note was repaid in full and the remaining unamortized discount of $440,000 was recorded in income from discontinued operations.

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

     Concurrent with the sale of Accordis, the Company entered into a three year Data Services Agreement (DSA) to provide data processing services to AHC for $2.0 million per annum, which is reported as revenue in the Company’s financial statements. The DSA contains specific service levels consistent with prior history and provides for revenue increases in the event AHC exceeds certain transaction levels. For the years ended December 31, 2007, 2006 and 2005, the Company recorded $2.4 million, $2.7 million and $0.9 million of revenue from the DSA.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Results of operations from the Accordis discontinued operations for the eight months ended August 31, 2005 (prior to the sale date of August 31, 2005) were as follows (in thousands):

Eight Months
Ended August 31,
2005

Revenue	$17,716
Income before income taxes	826
Income tax (expense) benefit	13
Income from discontinued operations	$839

     Income from discontinued operations for the year ended December 31, 2006 of $416,000, net of income taxes, resulted from the Accordis note repayment ($255,000 net of tax) and the resolution of a contingent liability ($161,000 net of tax).

14.  Commitments and Contingencies

      (a)   Lease commitments

     The Company leases office space, data processing equipment and software licenses under operating leases that expire at various dates through 2013. The lease agreements provide for rent escalations. Rent expense, net of sublease income, for the years ended December 31, 2007, 2006 and 2005, was $4.8 million, $3.2 million and $2.3 million, respectively. Sublease income was $0.2 million, $0.3 million and $1.1 million for the years ended December 31, 2007, 2006 and 2005 respectively.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Minimum annual lease payments to be made and sublease payments to be received for each of the next five years ending December 31 and thereafter are as follows (in thousands):

Year	Payments	Sublease Receipts
2008	$6,354	$611
2009	6,356	582
2010	5,904	594
2011	5,464	606
2012	5,075	618
Thereafter	2,155	262
Total	$31,308	$3,273

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

15.  Segments and Geographical Information

      (a)  Segment Information

     During periods prior to 2007, the Company managed its operations in two separate segments: Health Management Systems and Reimbursement Services Group. However, with the acquisition of BSPA in late 2006, the Company has realigned its internal operations in such a manner whereby it no longer conducts its operations as two business segments. Beginning in the first quarter of 2007, the Company was managed and operated as one business with a single management team that reports to the chief executive officer. The Company does not operate separate lines of business with respect to any of its product lines. Accordingly, the Company does not prepare discrete financial information with respect to separate product lines or by location and does not have separately reportable segments as defined by Statement of Financial Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

      (b)  Geographic Information

      The Company operates within the continental United States.

      (c)  Major Customers

     The Company’s largest client in 2007 was the New York State Office of Medicaid Management. This client accounted for 8.9% and 3.6% of the Company’s total revenue in the years ended December 31, 2007 and 2006, respectively. The New York State Office of Medicaid Management became a client of the Company in September 2006 as part of the BSPA acquisition. The Company provides services to this client pursuant to a contract awarded in October 2001 and subsequently extended through January 6, 2009. The Company’s second largest client was the New Jersey Department of Human Services. This client accounted for 7.1%, 10.9%, and 10.4% of the Company’s total revenue in the years ended December 31, 2007, 2006, and 2005, respectively. The Company provides services to this client pursuant to a contract awarded in January 2008 for three-two-year periods, with two one-year renewals through December 2012. This customer has been a client of the Company since 1985.

      (d)  Concentration of Revenue

     The clients constituting the Company’s ten largest clients change periodically. The concentration of revenue with such clients was 43%, 51% and 71% of the Company’s revenue in each of the years ended December 31, 2007, 2006 and 2005, respectively. In many instances, the Company provides its services pursuant to agreements subject to competitive re-procurement. All of these agreements expire between 2008 and 2010. The Company

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cannot provide assurance that any of these agreements will be renewed and, if renewed, that the fee rates will be equal to those currently in effect.

16. Quarterly Financial Data (unaudited)

     The table below summarizes the Company’s unaudited quarterly operating results for its last two fiscal years.

(in thousands, except per share amounts)	First	Second	Third	Fourth
Year ended December 31, 2007	Quarter	Quarter	Quarter	Quarter
Revenue	$32,238	$35,061	$37,684	$41,668
Operating income	5,874	7,181	7,669	7,557
Net income	2,972	3,807	4,141	4,036
Basic net income per share	0.13	0.16	0.17	0.17
Diluted net income per share	0.11	0.15	0.16	0.15
Year ended December 31, 2006
Revenue	$16,378	$16,850	$21,091	$33,621
Operating income	1,708	1,748	494	3,875
Income from discontinued operations, net	-	161	255	-
Net income	1,305	1,535	620	1,865
Basic net income per share	0.06	0.07	0.03	0.08
Diluted net income per share	0.06	0.07	0.03	0.07

HMS HOLDINGS CORP. AND SUBSIDIARIES
Schedule II --- Valuation and Qualifying Accounts
(in thousands)

Allowance for doubtful accounts:

Balance, December 31, 2003	$300
Provision	-
Recoveries	-
Charge-offs	-

Balance, December 31, 2004	300
Provision	375
Recoveries	-
Charge-offs	-

Balance, December 31, 2005	675
BSPA acquisition	-
Recoveries	-
Charge-offs	163

Balance, December 31, 2006	512
Provision	169
Recoveries	-
Charge-offs	19

Balance, December 31, 2007	$662

HMS Holdings Corp. and Subsidiaries
Exhibit Index

Exhibit		Description
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

10.2		Health Management Systems, Inc. 1995 Non-Employee Director Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the January 1995 Form 10-Q)

10.3		HMS Holdings Corp. 1999 Long-Term Incentive Stock Plan (Incorporated by reference to Exhibit 4 to the 1999 Plan Form S-8)

10.3	(i)	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to HMS Holdings Corp.’s Current Report on Form 8-K dated December 14, 2004 (the “December 2004 Form 8-K”))

10.3	(ii)	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the December 2004 Form 8-K)

10.4	(i)	HMS Holdings Corp. 2006 Stock Plan (Incorporated by reference to Exhibit 4.6 to HMS Holdings Corp.’s Proxy Statement dated May 1, 2007)

10.4	(ii)	HMS Holdings Corp. Amended and Restated 2006 Stock Plan (Incorporated by reference to Annex 1 to HMS Holdings Corp.’s Registration Statement on Form S-8, File No. 333-139025 (the “2006 Plan Form S-8”)

10.4	(iii)	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 4.6(i) to the 2006 Plan Form S-8)

10.4	(iv)	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 4.6(ii) to the 2006 Plan Form S-8)

10.5	(i)
Employment Agreement, dated as of October 2, 2000, between Health Management Systems, Inc. and William F. Miller III (Incorporated by reference to Exhibit 10.17(i) to Health Management Systems, Inc.’s Annual Report on Form 10-K for the year ended October 31, 2000 (the “2000 Form 10-K”))

10.5	(ii)
Amendment, dated as of November 4, 2003, to Employment Agreement between HMS Holdings Corp. and William F. Miller III (Incorporated by reference to Exhibit 10.4(ii) to HMS Holdings Corp.’s Annual Report on Form 10-K for the year ended December 31, 2003)

HMS Holdings Corp. and Subsidiaries
Exhibit Index

Exhibit		Description
Number

10.5	(iii)
Amended and Restated Employment Agreement, date as of December 31, 2005, between HMS Holdings Corp. and William F. Miller II (Incorporated by reference to Exhibit 99.1 to HMS Holdings Corp.’s Current Report on Form 8-K dated January 18, 2006 (the “January 2006 Form 8-K”))

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
Amendment dated as of February 11, 2004 to Employment Agreement between HMS Holdings Corp. and Robert M. Holster (Incorporated by reference to Exhibit 10 to HMS Holdings Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.9	(iii)
Second Amendment, dated as of July 16, 2007, to Employment Agreement between HMS Holdings Corp. and Robert M. Holster (Incorporated by reference to Exhibit 10.1 to HMS Holdings Corp.’s Current Report on Form 8-K dated August 7, 2007)

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

10.11	(i)	Amendment, dated as of December 31, 2005, to Employment Agreement between William C. Lucia and HMS Holdings Corp. (Incorporated by reference to Exhibit 99.2 to the January 2006 Form 8-K)

10.12		Separation Agreement, dated as of December 31, 2005, between Thomas G. Archbold and HMS Holdings Corp. (Incorporated by reference to Exhibit 99.3 to the January 2006 Form 8-K)

10.13	(i)
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

HMS Holdings Corp. and Subsidiaries
Exhibit Index

Exhibit		Description
Number

10.13	(ii)
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

HMS Holdings Corp. and Subsidiaries
Exhibit Index

Exhibit	Description
Number

10.15	Sublease Agreement, dated as of January 2003, between Health Management Systems, Inc. and Vitech Systems Group, Inc. (Incorporated by reference to Exhibit 10.17 to the 2002 Form 10-K)

10.16
Settlement Agreement and Release dated February 3, 2005 between the District of Columbia and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.15 to HMS Holdings Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.17
Data Services Agreement, dated August 31, 2005, between HMS Business Services, Inc. and Accordis Holding Corp. (Incorporated by reference to Exhibit 99.3 to HMS Holdings Corp.’s Current Report on Form 8-K dated August 31, 2005 (the “August 2005 Form 8-K”))

10.18	Accordis Holding Corp. Subordinated Promissory Note dated August 31, 2005 (Incorporated by reference to Exhibit 99.4 to the August 2005 Form 8-K)

10.19
Non-Compete Agreement, dated as of August 31, 2005, among HMS Holdings Corp., Health Management Systems, Inc., HMS Business Services, Inc., Accordis Holding Corp., and Accordis Inc. (Incorporated by reference to Exhibit 99.5 to the August 2005 Form 8-K)

10.20	Sublease Agreement made as of the 31st day of August, 2005 between Health Management Systems, Inc. and Accordis, Inc. (Incorporated by reference to Exhibit 99.6 to the August 2005 Form 8-K)

10.21	Transition Services Agreement, dated August 31, 2005, between HMS Business Services, Inc. and Accordis Inc (Incorporated by reference to Exhibit 99.7 to the August 2005 Form 8-K)

10.22	Subcontracting Agreement, made the 31st day of August 2005, by and between Accordis Inc. and Reimbursement Services Group Inc. (Incorporated by reference to Exhibit 99.8 to the August 2005 Form 8-K)

10.23	Software License Agreement, dated as of August 31, 2005 between Accordis, Inc. and Health Management Systems, Inc. (Incorporated by reference to Exhibit 99.9 to the August 2005 Form 8-K)

10.24
Stock Purchase Agreement, dated August 31, 2005, between HMS Holdings Corp. and Accordis Holding Corp. (Incorporated by reference to Exhibit 99.2 to HMS Holdings Corp.’s Current Report on Form 8-K/A dated August 31, 2005)

10.25
Asset Purchase Agreement, dated as of June 22, 2006, by and among HMS Holdings Corp., Health Management Systems, Inc., and Public Consulting Group, Inc. (Incorporated by reference to Exhibit 99.1 to HMS Holdings Corp.’s Current Report on Form 8-K dated June 26, 2006)

10.25 (i)
Amendment No. 1 to Asset Purchase Agreement, dated as of September 13, 2006, by and among HMS Holdings Corp., Health Management Systems, Inc., and Public Consulting Group, Inc. (Incorporated by reference to Exhibit 99.1 to HMS Holdings Corp.’s Current Report on Form 8-K dated September 14, 2006 (the “September 2006 Form 8-K))

10.26
Master Teaming Agreement, dated as of September 13, 2006, by and between Health Management Systems, Inc. and Public Consulting Group, Inc. (Incorporated by reference to Exhibit 99.2 to the September 2006 Form 8-K)

HMS Holdings Corp. and Subsidiaries
Exhibit Index

Exhibit		Description
Number

	10.27
Credit Agreement, dated as of September 13, 2006, among HMS Holdings Corp., the Guarantors named therein, the Lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities, Inc., as sole lead arranger and sole bookrunner, Bank of America, N.A., as syndication agent and Citizens Bank of Massachusetts, as documentation agent (Incorporated by reference to Exhibit 99.3 to the September 2006 Form 8-K)

*	21	List of Subsidiaries of HMS Holdings Corp.

*	23	Consent of Independent Registered Public Accounting Firm

*	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp.

*	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp.

*	32.1
Section 1350 Certification of the Principal Executive Officer of HMS Holdings Corp. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission not incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended

*	32.2
Section 1350 Certification of the Principal Financial Officer of HMS Holdings Corp. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended

*  Filed herewith