Form 10-Q
period 2008-03-31
HMS HOLDINGS CORP
filed 2008-05-15
CIK 1196501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
          Yes ☐ No ☒

          The number of shares common stock, $.01 par value, outstanding as of May 12, 2008 was 24,990,752.

HMS HOLDINGS CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2008	December 31, 2007

Assets
Current assets:
Cash and cash equivalents	$16,704	$21,275
Accounts receivable, net of allowance of $694 and $662 at March 31, 2008 and December 31, 2007, respectively	41,956	39,704
Prepaid expenses	2,608	3,266
Other current assets, including deferred tax assets of $633 and $657 at March 31, 2008 and December 31, 2007, respectively	661	704

	61,929	64,949

Property and equipment, net	16,866	16,496
Goodwill, net	80,242	80,242
Deferred income taxes, net	3,088	3,111
Intangible assets, net	21,485	22,495
Other assets	764	807

Total assets	$184,374	$188,100

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable, accrued expenses and other liabilities	$13,525	$21,535
Amounts due to Public Consulting Group, Inc.	180	4
Current portion of long-term debt	6,300	6,300

Total current liabilities	20,005	27,839

Long-term liabilities:
Long-term debt	15,750	17,325
Accrued deferred rent	3,446	3,378
Other liabilities	771	809

Total long-term liabilities	19,967	21,512

Total liabilities	39,972	49,351

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock - $.01 par value; 45,000,000 shares authorized; 26,602,035 shares issued and 24,939,189 shares outstanding at March 31, 2008; 26,409,035 shares issued and 24,746,189 shares outstanding at December 31, 2007	266	264
Capital in excess of par value	130,495	127,887
Retained earnings	23,360	20,187
Treasury stock, at cost; 1,662,846 shares at March 31, 2008 and December 31, 2007	(9,397)	(9,397)
Accumulated other comprehensive loss	(322)	(192)

Total shareholders’ equity	144,402	138,749

Total liabilities and shareholders’ equity	$184,374	$188,100

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Month Periods ended March 31, 2008 and 2007
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,

	2008	2007

Revenue	$38,943	$32,238

Cost of services:

Compensation	16,556	13,073
Data processing	2,966	2,147
Occupancy	2,590	1,981
Direct project costs	5,492	5,157
Other operating costs	4,487	2,843
Amortization of acquisition related software and intangibles	1,163	1,163

Total cost of services	33,254	26,364

Operating income	5,689	5,874

Interest expense	(415)	(709)
Interest income	197	105

Income before income taxes	5,471	5,270
Income taxes	2,298	2,298

Net income	$3,173	$2,972

Basic income per share data:
Net income per basic share	$0.13	$0.13

Weighted average common shares outstanding, basic	24,826	23,436

Diluted income per share data:
Net income per diluted share	$0.12	$0.11

Weighted average common shares, diluted	26,834	25,903

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share amounts)

	Common Stock		Capital In Excess Of Par Value	Retained Earnings/ Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)
						Treasury Stock		Total Shareholders’ Equity
	# of Shares	Par
	Issued	Value				# of Shares	Amount

Balance at December 31, 2007	26,409,035	$264	$127,887	$20,187	$(192)	1,662,846	$(9,397)	$138,749

Comprehensive income:
Net income	—	—	—	3,173	—	—	—	3,173
Unrealized loss on derivative instrument, net of tax of $87	—	—	—	—	(130)	—	—	(130)
Total comprehensive income	—	—	—	—	—	—	—	3,043

Share-based compensation cost	—	—	798	—	—	—	—	798
Exercise of stock options	193,000	2	752	—	—	—	—	754
Disqualifying dispositions	—	—	1,058	—	—	—	—	1,058

Balance at March 31, 2008	26,602,035	$266	$130,495	$23,360	$(322)	1,662,846	$(9,397)	$144,402

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three-Month Periods ended March 31, 2008 and 2007
(in thousands)
(unaudited)

	Three months ended March 31,
	2008	2007

Operating activities:
Net income	$3,173	$2,972
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	—	3
Depreciation and amortization	2,911	2,532
Share-based compensation expense	798	551
Changes in assets and liabilities:
Increase in accounts receivable	(2,252)	(1,706)
Decrease (increase) in prepaid expenses and other current assets	677	(71)
Decrease in deferred tax asset	47	1,950
Increase in other assets	(4)	(101)
Decrease in accounts payable, accrued expenses and other liabilities	(7,934)	(5,285)

Net cash (used in) provided by operating activities	(2,584)	845

Investing activities:
Purchases of property and equipment	(2,044)	(2,245)
Investment in software	(180)	(157)

Net cash used in investing activities	(2,224)	(2,402)

Financing activities:
Proceeds from exercise of stock options	754	650
Tax benefit of disqualifying dispositions	1,058	—
Repayment of long-term debt	(1,575)	(3,150)

Net cash provided by (used in) financing activities	237	(2,500)

Net decrease in cash and cash equivalents	(4,571)	(4,057)

Cash and cash equivalents at beginning of period	21,275	12,527

Cash and cash equivalents at end of period	$16,704	$8,470

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$38	$31

Cash paid for interest	$383	$610

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

1.	Unaudited Interim Financial Information

          The management of HMS Holdings Corp. (Holdings or the Company) is responsible for the accompanying unaudited interim financial statements and the related information included in the notes to the financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments, including normal recurring adjustments necessary for the fair presentation of the Company’s financial position and results of operations and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

          The Company is managed and operated as one business, with a single management team that reports to the chief executive officer. The Company does not operate separate lines of business with respect to any of its product lines. Accordingly, the Company does not prepare discrete financial information with respect to separate product lines or by location and does not have separately reportable segments.

          These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K for such year, as filed with the Securities and Exchange Commission (SEC).

2.	Basis of Presentation and Principles of Consolidation

	(a)	Organization and Business

          The Company provides a variety of cost containment and payment accuracy services relating to government healthcare programs. These services are in general designed to help our clients recover amounts due from liable third parties, reduce costs, and ensure regulatory compliance.

	(b)	Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

	(b)	Recent Accounting Pronouncement

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with the exception of the application of the statement to the determination of fair value of nonfinancial assets and liabilities that are recognized or disclosed on a nonrecurring basis, which is effective for fiscal years beginning after November 15, 2008.

          SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

          At March 31, 2008, our interest rate derivative contract (see note 8) is being carried at fair value and measured on a recurring basis. Fair value is determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy.

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” (SFAS 159) which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have adopted SFAS 159 and have elected not to measure any additional financial instruments and other items at fair value.

          In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our financial statements.

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

(d)	Use of Estimates

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

3.	Stock-Based Compensation

          Presented below is a summary of the Company’s option activity for the three months ended March 31, 2008:

Options (in thousands)	Options (in thousands)	Weighted average exercise price	Weighted average remaining contractual terms	Aggregate intrinsic value (in thousands)

Outstanding at
January 1, 2008	4,246	$9.23
Granted	4	28.43
Exercised	(193)	3.91
Forfeited	—	—
Expired	—	—

Outstanding at
March 31, 2008	4,057	$9.50	5.78	$78,686

Vested or expected to vest at March 31, 2008	3,931	$9.20	0.59	$77,445

Exercisable at March 31, 2008	2,468	$4.29	4.93	$60,741

          The fair value of each option grant was estimated using the Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the Company’s stock. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the interest rate of a 5-year U.S. Treasury note in effect on the date of the grant. The fair value of options granted was $10.54 for the three months ended March 31, 2008. There were 4,000 options granted in the three months ended March 31, 2008.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

          As of March 31, 2008, there was approximately $8.1 million of total unrecognized compensation cost related to stock options outstanding. That cost is expected to be recognized over a weighted-average period of 1.6 years. No compensation cost related to stock options was capitalized for the three months ended March 31, 2008.

          The following table summarizes the weighted average assumptions utilized in developing the Black-Scholes pricing model:

Three months ended March 31, 2008

Expected dividend yield	0.00%
Risk-free interest rate	2.48%
Expected volatility	38.0%
Expected life	5.0 years

4.	Income Taxes

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

          At March 31, 2008, the Company had approximately $0.5 million of tax positions for which there is uncertainty about the allocation and apportionment of state tax deductions. If recognized, all of this balance would impact the effective tax rate; however the Company does not expect any significant change in unrecognized tax benefits during the next twelve months. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. At March 31, 2008, the Company had accrued liabilities related to uncertain tax provisions of approximately $72,000.

          The Company’s tax provision in 2008 is principally a deferred provision as federal income taxes payable have been offset by the benefit of disqualifying dispositions recognized in additional paid in capital during the current year. Additionally, the amortization of intangible assets has reduced current taxable income. The principal difference between the statutory rate and the Company’s effective rate is state taxes.

          At March 31, 2008, the Company had a valuation allowance of $2.7 million. The sale of the Company’s Accordis Inc. (Accordis) subsidiary in 2005 resulted in a capital loss of $6.0 million, which can be carried forward for five years and produced a deferred tax asset of $2.5 million. The Company believes the available objective evidence, principally the capital loss carryforward being utilizable to offset only future capital gains, creates sufficient uncertainty regarding the realizability of its capital loss carryforward that it is more likely than not, that substantially all of the capital loss carryforward is not realizable. The remaining valuation allowance of $0.2 million relates to certain state Net Operating Losses (NOLs) where the Company doesn’t currently operate and there is sufficient doubt about the Company’s ability to utilize these NOLs that it is more likely than not that this portion of the state NOLs are not realizable. The Company does not anticipate any change in its valuation allowance during 2008.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

5.	Earnings Per Share

          Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding during the period. The Company had weighted average common shares and common share equivalents outstanding during the three months ended March 31, 2008 and 2007, of 26,834,108 and 25,903,330, respectively. For the three months ended March 31, 2008 and 2007, the Company had weighted average common shares of 24,825,623 and 23,435,961, respectively. The Company’s common share equivalents consist of stock options.

6.	Restructuring

The following table presents a summary of the activity in accrued liabilities for restructuring charges (in thousands):

New York Leased Space Reduction

Balance at December 31, 2007	$903
Cash payments	(38)
Provision	—

Balance at March 31, 2008	$865

7.	Debt

          The Company has a credit agreement (the Credit Agreement) among the Company, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A. (JPMCB), as administrative agent, which was utilized to fund a portion of the purchase price for the Company’s acquisition of the Benefits Solutions Practice Area (BSPA) assets. The Credit Agreement provides for a term loan of $40 million (the Term Loan) and revolving credit loans of up to $25 million (the Revolving Loan). Borrowings under the Credit Agreement mature on September 13, 2011. The loans are secured by a security interest in favor of the lenders covering the assets of the Company and its subsidiaries. Interest on borrowings under the Credit Agreement is calculated, at the Company’s option, at either (i) LIBOR, including statutory reserves, plus a variable margin based on the Company’s leverage ratio, or (ii) the higher of (a) the prime lending rate of JPMCB, and (b) the Federal Funds Effective Rate plus 0.50%, in each case plus a variable margin based on the Company’s leverage ratio. In connection with the Revolving Loan, the Company agreed to pay a commitment fee, payable quarterly in arrears, at a variable rate based on the Company’s leverage ratio, on the unused portion of the Revolving Loan.

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

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

representations or warranties, bankruptcy and insolvency related defaults, defaults relating to such matters as ERISA, uninsured judgments and the failure to pay certain indebtedness, and a change of control default.

          In addition, the Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on indebtedness, liens, fundamental changes, dispositions of property, investments, dividends and other restricted payments. The financial covenants include a consolidated fixed charge coverage ratio, as defined, of not less than 1.75 to 1.0 through March 31, 2008 and a consolidated leverage ratio, as defined not to exceed 3.0 to 1.0. The Company is in full compliance with all of these covenants.

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

          Long-term debt consists of the following at March 31, 2008:

(in thousands except percentages)	March 31, 2008

Borrowings under the Credit Agreement:
$40 million Term Loan, interest at 3.75%	$22,050
$25 million Revolving Loan	—

Total long-term debt	22,050
Less current portion of long-term debt	6,300

Long-term debt, net of current portion	$15,750

8.	Derivative Contract

          The Company has an interest rate swap agreement to hedge the fluctuations in variable interest rates and does not use derivative instruments for speculative purposes.

          In December 2006, the Company entered into a three-year interest rate swap agreement, which is accounted for as a cash flow hedge. This agreement effectively converted $12.0 million of the Company’s variable rate debt to fixed-rate debt, reducing the Company’s exposure to changes in interest rates. Under this swap agreement, the Company received an average LIBOR variable rate of 5.295% and paid an average LIBOR fixed rate of 2.481% for the period from December 31, 2007 to March 31, 2008. The LIBOR interest rates exclude the Company’s applicable interest rate spread under the Company’s Credit Agreement. The Company has recognized, net of tax, an unrealized loss of $0.3 million related to the change in the instrument’s fair value through March 31, 2008. This amount has been included in accumulated other comprehensive income.

          The variable to fixed interest rate swap is designated as and is effective as a cash-flow hedge. The fair value of this swap is recorded on the Consolidated Balance Sheets, with changes in its fair value included in accumulated other comprehensive income (OCI). Derivative gains and losses included in OCI are reclassified

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

into earnings at the time the related interest expense is recognized or the settlement of the related commitment occurs.

9.	Commitments and Contingencies

          The Stock Purchase Agreement (SPA) between the Company and Accordis Holding Corp. (AHC) contains indemnification provisions pursuant to which the Company agreed to indemnify AHC for liabilities in connection with Accordis, formerly a wholly-owned subsidiary of the Company, which arose prior to the sale of Accordis to AHC on August 31, 2005. AHC agreed to indemnify the Company for liabilities in connection with Accordis that arise after the sale. There is a minimum indemnification claim threshold of $250,000 that is computed after taking into account any insurance proceeds. The Company’s liability under the indemnification provisions of the SPA is capped at the purchase price of $8 million. The Company is not aware of any potential claims under the indemnification provisions of the SPA.

Special Note Regarding Forward-Looking Statements

          This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. These statements involve unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include those risks identified in “Item 1A-Risk Factors” and other risks identified in our Form 10-K for the year ended December 31, 2007 and presented elsewhere by management from time to time. There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2007. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Readers are cautioned that actual results may differ from management’s expectations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Critical Accounting Policies

          Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP.

          We believe there have been no significant changes during the first three months of 2008 to the items that we disclosed as our critical accounting policies in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended December 31, 2007.

          Current Overview

          We provide a variety of cost management services for government-sponsored health and human services programs. These services help customers recover amounts due from third parties, avoid and reduce costs, and ensure regulatory compliance.

          Our customers are State Medicaid agencies, government-sponsored managed care plans, child support agencies, the Veterans Health Administration, the Centers for Medicare & Medicaid Services (CMS), and other public programs. We help these programs contain healthcare costs by identifying third party insurance coverage and recovering expenditures that were the responsibility of the third party, or that were paid in error. The identification of other insurance coverage also helps these programs avoid future expenditures.

          Our non-acquisition related revenue has grown at an average rate of approximately 17% per year for the last five years. We anticipate that in 2008 our revenue will approximate $170 million. Our growth has been partly attributable to the growth in Medicaid costs, which has historically averaged approximately 7% annually. State governments also have increased their use of vendors for coordination of benefits and other cost containment functions, and we have been able to increase our revenue through these initiatives. Leveraging our work on behalf of state Medicaid fee for service programs, we have begun to penetrate the Medicaid managed care market, into which more Medicaid lives are being shifted. As of March 31, 2008, we counted 74 Medicaid managed care plans – including many of the largest in the nation – as our clients.

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

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

          The following table sets forth, for the periods indicated, certain items in our consolidated statements of operations expressed as a percentage of revenue:

	Three Months Ended March 31,
	2008	2007

Revenue	100.0%	100.0%
Cost of services:
Compensation	42.5%	40.6%
Data processing	7.6%	6.7%
Occupancy	6.7%	6.1%
Direct project costs	14.1%	16.0%
Other operating costs	11.5%	8.8%
Amortization of acquisition related intangibles	3.0%	3.6%

Total cost of services	85.4%	81.8%

Operating income	14.6%	18.2%
Interest expense	-1.1%	-2.2%
Interest income	0.5%	0.3%

Income before income taxes	14.0%	16.3%
Income taxes	5.9%	7.1%

Net income	8.1%	9.2%

          Revenue for the three months ended March 31, 2008 was $38.9 million, an increase of $6.7 million or 20.8% compared to revenue of $32.2 million in the prior year quarter. The Revenue increase reflects the addition of new clients, changes in the yields and scope of client projects and differences in the timing of when client projects were completed in the current year compared to the prior year.

          Compensation expense as a percentage of revenue was 42.5% for the three months ended March 31, 2008 compared to 40.6% for the three months ended March 31, 2007 and for the current quarter was $16.6 million, a $3.5 million or 26.6% increase over the prior year quarter expense of $13.1 million. During the quarter ended March 31, 2008, we averaged 787 employees, a 29.4% increase over our average of 608 employees during the quarter ended March 31, 2007. Increases in compensation expense resulted from the acquisition of Permedion and added staff in the areas of customer support, operations, marketing, government relations and administration.

          Data processing expense as a percentage of revenue was 7.6% for the three months ended March 31, 2008 compared to 6.7% for the three months ended March 31, 2007 and for the current quarter was $3.0 million, an increase of $0.8 million or 38.1% over the prior year quarter expense of $2.1 million. Expenses associated with mainframe and network upgrades increased by $0.4 million for software costs, $0.2 million for hardware costs, and $0.1 million for network communication expenses resulting from our increased number of field offices.

          Occupancy expense as a percentage of revenue was 6.7% for the three months ended March 31, 2008 compared to 6.1% for the three months ended March 31, 2007 and for the current quarter was $2.6 million, a $0.6 million or 30.7% increase compared to the prior year quarter expense of $2.0 million. This increase reflected approximately $0.2 million for rent increases, $0.2 million for depreciation of leasehold improvements, furniture and fixtures and telephone systems, $0.1 million for equipment moving expenses, and $0.1 million for higher utility costs.

          Direct project expense as a percentage of revenue was 14.1% for the three months ended March 31, 2008 compared to 16.0% for the three months ended March 31, 2007 and for the current quarter was $5.5 million, a $0.3 million or 6.5% increase compared to prior year quarter expense of $5.2 million. This increase resulted from higher transaction volumes during the current quarter.

          Other operating costs as a percentage of revenue were 11.5% for the three months ended March 31, 2008 compared to 8.8% for the three months ended March 31, 2007 and for the current quarter were $4.5 million, an increase of $1.6 million or 57.8% compared to the prior year quarter expense of $2.8 million. This increase resulted primarily from $1.1 million in additional temporary help and consulting fees, a $0.2 million in travel and related expenses, $0.3 million for local taxes, recruiting fees and supplies expenses, and staff relocation expenses.

          Amortization of acquisition-related software and intangibles as a percentage of revenue was 3.0% for the three months ended March 31, 2008 compared to 3.6% for the three months ended March 31, 2007 and for the current quarter was $1.2 million, equivalent to prior year quarter expense of $1.2 million.

          Operating income for the three months ended March 31, 2008 was $5.7 million compared to $5.9 million for the three months ended March 31, 2007 primarily due to increased incremental operating cost incurred during the quarter ended March 31, 2008.

          Interest expense was $0.4 million for the three months ended March 31, 2008 compared to $0.7 million for the prior year quarter. In both periods, interest expense was attributable to borrowings under the Term Loan used to finance a portion of the September 2006 acquisition of BSPA and amortization of deferred financing costs. Interest income was $0.2 million for the three months ended March 31, 2008 compared to interest income of $0.1 million for the three months ended March 31, 2007 principally due to higher cash balances.

          Income tax expense of $2.3 million was recorded in the quarter ended March 31, 2008, equivalent to the $2.3 million in the quarter ended March 31, 2007. Our effective tax rate decreased to 42.0% in 2008 from 43.7% for the year ended December 31, 2007 primarily due to a change in state apportionments. The Company’s tax provision in 2008 is principally a deferred provision as federal income taxes payable have been offset by the benefit of disqualifying dispositions recognized in additional paid in capital. Additionally, the amortization of intangible assets has reduced current taxable income. The principal difference between the statutory rate and the Company’s effective rate is state taxes.

          Net income of $3.2 million in the current quarter represents a $0.2 million increase compared to net income of $3.0 million in the prior year quarter.

Off-Balance Sheet Financing Arrangements

          We do not have any off-balance sheet financing arrangements, other than operating leases discussed below.

Liquidity and Capital Resources

          Historically, our principal source of funds has been operations and we had cash, cash equivalents and short-term investments significantly in excess of our operating needs. At March 31, 2008, our cash and cash equivalents and net working capital were $16.7 million and $25.2 million, respectively. Although we expect that operating cash flows will continue to be a primary source of liquidity for our operating needs, we also have a $25 million Revolving Credit facility available for future cash flow needs. To date, there have been no borrowings made on the Revolving Credit facility. In addition, at March 31, 2008, we had $22.1 million of debt outstanding from the $40.0 million Term Loan originally borrowed to fund the BSPA acquisition in September 2006. The Term Loan requires us to make quarterly payments of $1.575 million.

          Operating cash flows could be adversely affected by a decrease in demand for our services. The majority of our client relationships have been in place for several years, and as a result, we do not expect any decrease in the demand for our services in the near term. We anticipate that our existing cash balances and funds generated by operations will be sufficient for all our 2008 cash needs.

          For the three months ended March 31, 2008, cash used in operations was $2.6 million compared to cash provided by operations of $0.8 million in the prior year period. The current year period’s difference between net income of $3.2 million and cash used in operations of $2.6 million was principally due to a decrease in accounts payable, accrued expenses and other liabilities of $7.9 million and an increase in accounts receivable of $2.3 million. These were partially offset by non-cash charges, including depreciation and amortization expense of $2.9 million, share-based compensation expense of $0.8 million and a decrease in prepaid expenses of $0.7 million. During the current year period, cash used in investing activities was $2.2 million, reflecting investments in property, equipment and software development. Cash provided by financing activities of $0.2 million consisted $0.8 million received from stock option exercises and a $1.1 million tax benefit from disqualifying dispositions partially offset by $1.6 million of principal payments on the Term Loan.

          The number of days sales outstanding (DSO) at March 31, 2008 increased to 97 days compared to 86 days at December 31, 2007. First quarter DSO has historically increased by several days over year-end. A substantial portion of the increase in the current quarter’s DSO levels resulted from state government administrative delays in payment processing, together with the timing of the monthly distribution of revenue during the quarter.

          At March 31, 2008, our primary contractual obligations, which consist principally of amounts due under future lease payments and payments of principal and interest on long-term debt, are as follows (in thousands):

	Primary Contractual Payments due by period

Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years

Operating leases	$29,719	$6,354	$12,037	$9,712	$1,616

Long-term debt	22,050	6,300	12,600	3,150	—

Interest expense (1)	1,868	880	966	22	—

Total	$53,637	$13,534	$25,603	$12,884	$1,616

(1) Future interest payments are estimates of amounts due on long-term debt and credit facility at current interest rates and based on scheduled repayments of principal.

          We have entered into sublease arrangements for some of our facility obligations and expect to receive the following rental receipts (in thousands):

Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 years

$3,103	$586	$1,182	$1,138	$197

          On May 28, 1997, the Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not in excess of $10 million. On February 24, 2006, the Board of Directors increased the authorized aggregate purchase price by $10 million to an amount not to exceed $20 million. During the three months ended March 31, 2008, no purchases were made. Cumulatively since the inception of the repurchase program, we have repurchased 1,662,846 shares having an aggregate purchase price of $9.4 million.

Recent Accounting Pronouncements

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with the exception of the application of the statement to the determination of fair value of nonfinancial assets and liabilities that are recognized or disclosed on a nonrecurring basis, which is effective for fiscal years beginning after November 15, 2008.

          SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

          At March 31, 2008, our interest rate derivative contract (see note 8) is being carried at fair value and measured on a recurring basis. Fair value is determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy.

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” (SFAS 159) which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have adopted SFAS 159 and have elected not to measure any additional financial instruments and other items at fair value.

          In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our financial statements

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

          We are exposed to changes in interest rates, primarily from our Term Loan, and use an interest rate swap agreement to fix the interest rate on variable debt and reduce certain exposures to interest rate fluctuations. There is a risk that market rates will decline and the required payments will exceed those based on current market rates on the long-term debt. Our risk management objective in entering into such contracts and agreements is only to reduce our exposure to the effects of interest rate fluctuations and not for speculative investment. At March 31, 2008, we had total bank debt of $22.1 million. Our interest rate swaps effectively converted $12.0 million of this variable rate debt to fixed rate debt leaving approximately $10.1 million of the total long-term debt exposed to interest rate risk. If the effective interest rate for all of our variable rate debt were to increase by 100 basis points (1%), our annual interest expense would increase by a maximum of $100,000 based on the balances outstanding at March 31, 2008.

Item 4. Controls and Procedures

          As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon our evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

          There have been no changes our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I,”Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results.

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

Date:	May 15, 2008	HMS HOLDINGS CORP.

(Registrant)

By:	/s/ Robert M. Holster

Robert M. Holster
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Walter D. Hosp

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