Form 10-Q
period 2008-06-30
HMS HOLDINGS CORP
filed 2008-08-11
CIK 1196501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
     The number of shares common stock, $.01 par value, outstanding as of August 8, 2008 was 25,054,622.

HMS HOLDINGS CORP. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$24,886	$21,275
Accounts receivable, net of allowance of $662 at June 30, 2008 and December 31, 2007	44,853	39,704
Prepaid expenses	2,093	3,266
Other current assets, including deferred tax assets of $767 and $657 at June 30, 2008 and December 31, 2007, respectively	805	704

	72,637	64,949

Property and equipment, net	16,998	16,496
Goodwill, net	80,242	80,242
Deferred income taxes, net	2,831	3,111
Intangible assets, net	20,475	22,495
Other assets	731	807

Total assets	$193,914	$188,100

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable, accrued expenses and other liabilities	$16,641	$21,539
Current portion of long-term debt	6,300	6,300

Total current liabilities	22,941	27,839

Long-term liabilities:
Long-term debt	14,175	17,325
Accrued deferred rent	3,404	3,378
Other liabilities	798	809

Total long-term liabilities	18,377	21,512

Total liabilities	41,318	49,351

Commitments and contingencies

Shareholders’ equity:
Preferred stock — $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock — $.01 par value; 45,000,000 shares authorized; 26,676,468 shares issued and 25,013,622 shares outstanding at June 30, 2008; 26,409,035 shares issued and 24,746,189 shares outstanding at December 31, 2007	267	264
Capital in excess of par value	133,555	127,887
Retained earnings	28,361	20,187
Treasury stock, at cost; 1,662,846 shares at June 30, 2008 and December 31, 2007	(9,397)	(9,397)
Accumulated other comprehensive loss	(190)	(192)

Total shareholders’ equity	152,596	138,749

Total liabilities and shareholders’ equity	$193,914	$188,100

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six-Month Periods Ended June 30, 2008 and 2007
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue	$44,183	$35,061	$83,126	$67,299

Cost of services:

Compensation	17,269	13,387	33,825	26,460
Data processing	2,771	2,335	5,737	4,482
Occupancy	2,634	2,293	5,224	4,274
Direct project costs	6,395	5,369	12,439	10,657
Other operating costs	5,110	3,333	9,045	6,045
Amortization of acquisition related software and intangibles	1,162	1,163	2,325	2,326

Total cost of services	35,341	27,880	68,595	54,244

Operating income	8,842	7,181	14,531	13,055

Interest expense	(351)	(542)	(766)	(1,251)
Interest income	132	111	329	216

Income before income taxes	8,623	6,750	14,094	12,020
Income taxes	3,622	2,943	5,920	5,241

Net income	$5,001	$3,807	$8,174	$6,779

Basic income per share data:
Net income per basic share	$0.20	$0.16	$0.33	$0.29

Weighted average common shares outstanding, basic	24,985	23,667	24,906	23,552

Diluted income per share data:
Net income per diluted share	$0.19	$0.15	$0.31	$0.26

Weighted average common shares, diluted	26,712	26,068	26,782	25,986

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except share amounts)

				Retained	Accumulated
	Common Stock		Capital In	Earnings/	Other			Total
	# of Shares	Par	Excess Of	Accumulated	Comprehensive	Treasury Stock		Shareholders’
	Issued	Value	Par Value	Deficit	Income/(Loss)	# of Shares	Amount	Equity

Balance at December 31, 2007	26,409,035	$264	$127,887	$20,187	$(192)	1,662,846	$(9,397)	$138,749

Comprehensive income:
Net income	—	—	—	8,174	—	—	—	8,174
Unrealized loss on derivative instrument, net of tax of $1	—	—	—	—	2	—	—	2

Total comprehensive income	—	—	—	—	—	—	—	8,176

Share-based compensation cost	—	—	1,518	—	—	—	—	1,518
Exercise of stock options	267,433	3	1,017	—	—	—	—	1,020
Disqualifying dispositions	—	—	3,133	—	—	—	—	3,133

Balance at June 30, 2008	26,676,468	$267	$133,555	$28,361	$(190)	1,662,846	$(9,397)	$152,596

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six-Month Periods Ended June 30, 2008 and 2007
(in thousands)
(unaudited)

	Six months ended June 30,
	2008	2007
Operating activities:
Net income	$8,174	$6,779
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	8	79
Depreciation and amortization	5,771	5,058
Decrease in deferred tax asset	390	2,699
Share-based compensation expense	1,518	1,003
Changes in assets and liabilities:
Increase in accounts receivable	(5,149)	(1,361)
Decrease in prepaid expenses and other current assets	962	364
Increase in other assets	(18)	(88)
Decrease in accounts payable, accrued expenses and other liabilities	(4,881)	(663)

Net cash provided by operating activities	6,775	13,870

Investing activities:
Purchases of property and equipment	(3,690)	(3,940)
Investment in software	(477)	(328)

Net cash used in investing activities	(4,167)	(4,268)

Financing activities:
Proceeds from exercise of stock options	1,020	1,743
Tax benefit of disqualifying dispositions	3,133	1,948
Repayment of long-term debt	(3,150)	(4,725)

Net cash provided by (used in) financing activities	1,003	(1,034)

Net increase in cash and cash equivalents	3,611	8,568

Cash and cash equivalents at beginning of period	21,275	12,527

Cash and cash equivalents at end of period	$24,886	$21,095

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$388	$76

Cash paid for interest	$690	$1,104

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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
June 30, 2008
(unaudited)
fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
     Effective January 1, 2008, we partially adopted SFAS No. 157 and have applied its provisions to financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually). We have not yet adopted SFAS 157 for non-financial assets and liabilities, in accordance with FASB staff position 157-2, which is effective for fiscal years beginning after November 15, 2008.
     At June 30, 2008, our interest rate swap contract (see note 7) was being carried at fair value and measured on a recurring basis. Fair value is determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159), which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have adopted SFAS 159 and have elected not to measure any additional financial instruments and other items at fair value.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is prohibited. Therefore, the impact of the implementation of this pronouncement cannot be determined until the transactions occur.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application permitted. The Company is evaluating this guidance but does not expect it to have a significant impact on its financial position or results of operations.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other generally accepted accounting principles (GAAP). This FSP applies prospectively to all intangible assets acquired after the effective date in fiscal 2009, whether acquired in a business combination or otherwise. Early adoption is prohibited. The Company is evaluating this guidance but does not expect it to have a significant impact on its financial position or results of operations.
(d)	Use of Estimates
     The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. The actual results could differ from those estimates.
(e)	Reclassifications
     Certain reclassifications were made to prior year and prior quarter amounts to conform to the current presentation. Non-material reclassifications were made between other operating cost and direct project cost to properly classify temporary staffing-related expenses. In conjunction with these reclassifications, there was no impact on total cost of services, operating income and net income for the periods adjusted.
3. Stock-based Compensation
     Presented below is a summary of the Company’s option activity for the six months ended June 30, 2008:

			Weighted	Aggregate
		Weighted	average	intrinsic
	Options	average	remaining	value
	(in	exercise	contractual	(in
Options (in thousands)	thousands)	price	terms (in years)	thousands)
Outstanding at
January 1, 2008	4,246	$9.23
Granted	4	28.43
Exercised	(267)	3.81
Forfeited	—	—
Expired	—	—

Outstanding at
June 30, 2008	3,983	$9.61	5.57	$50,434

Vested or expected to vest at June 30, 2008	3,874	$9.35	0.51	$49,978

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)
     The fair value of each option grant was estimated using the Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the Company’s stock. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the interest rate of a 5-year U.S. Treasury note in effect on the date of the grant. There were no stock option grants during the three months ended June 30, 2008. There were 4,000 options granted in the six months ended June 30, 2008. The fair value of options granted was $10.54 for the six months ended June 30, 2008.
     As of June 30, 2008, there was approximately $7.5 million of total unrecognized compensation cost related to stock options outstanding. That cost is expected to be recognized over a weighted-average period of 1.6 years. No compensation cost related to stock options was capitalized for the six months ended June 30, 2008.
     The following table summarizes the weighted average assumptions utilized in developing the Black-Scholes pricing model:

Six months ended
June 30, 2008

Expected dividend yield	0.00%
Risk-free interest rate	2.48%
Expected volatility	38.0%
Expected life	5.0 years
4. Income Taxes
     The Company and its subsidiaries file income tax returns with the U.S. Federal government and various state jurisdictions. The Company is no longer subject to U.S. Federal income tax examinations by tax authorities for years before 2005. The Company operates in a number of state and local jurisdictions, substantially all of which have never audited the Company. Accordingly, the Company is subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction.
     At June 30, 2008, the Company had approximately $0.5 million of tax positions for which there is uncertainty about the allocation and apportionment of state tax deductions. If recognized, all of this balance would impact the effective tax rate; however the Company does not expect any significant change in unrecognized tax benefits during the next twelve months. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. At June 30, 2008, the Company had accrued liabilities related to uncertain tax provisions of approximately $92,000.
     At June 30, 2008, the Company had a Federal net operating loss (NOLs) carry forward of $18.7 million from disqualifying dispositions. These tax benefits reduce the Company’s income tax payable and will be included in additional paid-in capital when recognized. The amount by which these tax benefits will reduce income tax payable and increase additional paid-in capital when recognized is approximately $8.3 million. The principal difference between the statutory rate and the Company’s effective rate is state income taxes.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)
     At June 30, 2008, the Company had a valuation allowance of $2.7 million. The sale of the Company’s Accordis Inc. (Accordis) subsidiary in 2005 resulted in a capital loss of $6.0 million, which can be carried forward for five years and produced a deferred tax asset of $2.5 million. The Company believes the available objective evidence, principally the capital loss carryforward being utilizable to offset only future capital gains, creates sufficient uncertainty regarding the realizability of its capital loss carryforward that it is more likely than not, that substantially all of the capital loss carryforward is not realizable. The remaining valuation allowance of $0.2 million relates to certain state NOLs where the Company doesn’t currently operate and there is sufficient doubt about the Company’s ability to utilize these NOLs that it is more likely than not that this portion of the state NOLs are not realizable. The Company does not anticipate any change in its valuation allowance during 2008.
5. Earnings Per Share
     Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding during the period. The Company had weighted average common shares and common share equivalents outstanding during the three months ended June 30, 2008 and 2007, of 26,712,494 and 26,068,177, respectively. For the three months ended June 30, 2008 and 2007, the Company had weighted average common shares outstanding of 24,984,875 and 23,666,766, respectively. The Company had weighted average common shares and common share equivalents outstanding during the six months ended June 30, 2008 and 2007 of 26,781,525 and 25,986,426, respectively. For the six months ended June 30, 2007 and 2006, the Company had weighted average common shares outstanding of 24,906,018 and 23,552,001, respectively. The Company’s common share equivalents consist of stock options.
6. Debt
     The Company has a credit agreement (the Credit Agreement) among the Company, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A. (JPMCB), as administrative agent, which was utilized to fund a portion of the purchase price for the Company’s 2006 acquisition of the Benefits Solutions Practice Area (BSPA) assets from Public Consulting Group, Inc. The Credit Agreement provides for a term loan of $40 million (the Term Loan) and revolving credit loans of up to $25 million (the Revolving Loan). Borrowings under the Credit Agreement mature on September 13, 2011. The loans are secured by a security interest in favor of the lenders covering the assets of the Company and its subsidiaries. Interest on borrowings under the Credit Agreement is calculated, at the Company’s option, at either (i) LIBOR, including statutory reserves, plus a variable margin based on the Company’s leverage ratio, or (ii) the higher of (a) the prime lending rate of JPMCB, and (b) the Federal Funds Effective Rate plus 0.50%, in each case plus a variable margin based on the Company’s leverage ratio. In connection with the Revolving Loan, the Company agreed to pay a commitment fee, payable quarterly in arrears, at a variable rate based on the Company’s leverage ratio, on the unused portion of the Revolving Loan.
     Commitments under the Credit Agreement will be reduced and borrowings are required to be repaid with the net proceeds of, among other things, sales or issuances of equity (excluding equity issued under employee benefit plans and equity issued to sellers as consideration in acquisitions), sales of assets by the Company and any incurrence of indebtedness by the Company, subject, in each case, to limited exceptions. The obligations of the Company under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which encompasses customary events of default including, without

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)
limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to such matters as ERISA, uninsured judgments and the failure to pay certain indebtedness, and a change of control default.
     In addition, the Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on indebtedness, liens, fundamental changes, dispositions of property, investments, dividends and other restricted payments. The financial covenants include a consolidated fixed charge coverage ratio, as defined, of not less than 1.75 to 1.0 and a consolidated leverage ratio as defined not to exceed 3.0 to 1.0, through June 30, 2008. The Company is in full compliance with these covenants.
     The Term Loan requires quarterly repayments of $1.575 million, which amount is adjusted each time the Company makes an additional repayment. There have been no borrowings under the Revolving Loan, however, we had outstanding a $4.6 million irrevocable standby letter of credit which relates to contingent, default payment obligations required by a contractual arrangement with a client. As a result of the letter of credit issued, the amount available under the Revolving Loan was reduced by $4.6 million at June 30, 2008. Fees and expenses related to the Credit Agreement of $0.9 million have been recorded as Deferred Financing Costs (included in other assets, non-current) and are amortized to interest expense over the five-year life of the credit facilities using the effective interest method.
     Long-term debt consists of the following at June 30, 2008:

June 30,
(in thousands except percentages)	2008

Borrowings under the Credit Agreement:
$40 million Term Loan, interest at 3.75%	$20,475
$25 million Revolving Loan	—

Total long-term debt	20,475
Less current portion of long-term debt	6,300

Long-term debt, net of current portion	$14,175

7. Derivative Contract
     The Company has an interest rate swap agreement to hedge the fluctuations in variable interest rates and does not use derivative instruments for speculative purposes.
     In December 2006, the Company entered into a three-year interest rate swap agreement, which is accounted for as a cash flow hedge. This agreement effectively converted $12.0 million of the Company’s variable rate debt to fixed-rate debt, reducing the Company’s exposure to changes in interest rates. Under this swap agreement, the Company received an average LIBOR variable rate of 5.295% and paid an average LIBOR fixed rate of 4.75% for the period from December 31, 2007 to June 30, 2008. The LIBOR interest rates exclude the Company’s applicable interest rate spread under the Company’s Credit Agreement. The Company has recognized, net of tax, an unrealized loss of $0.2 million related to the change in the instrument’s fair value through June 30, 2008. This amount has been included in accumulated other comprehensive income.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)
     The variable to fixed interest rate swap is designated as and is effective as a cash-flow hedge. The fair value of this swap, a liability of $316,000 at June 30, 2008, is recorded on the Consolidated Balance Sheets as an Other Current Liability, with changes in its fair value included in accumulated other comprehensive income (OCI). Derivative gains and losses included in OCI are reclassified into earnings at the time the related interest expense is recognized or the settlement of the related commitment occurs.
8. Commitments and Contingencies
     During the quarter ended June 30, 2008, the Compensation Committee of the Board of Directors approved certain changes to the Company’s employment agreements with Robet M. Holster its Chief Executive Officer and William C. Lucia, its Chief Operating Officer, as contemplated by those agreements, by approving increases in base salary and in the percentage of base salary as a bonus opportunity under the Company’s bonus plan.
     Effective July 1, 2008, Mr. Holster’s annual base salary has been raised from $440,000 to $500,000 and Mr. Lucia’s annual base salary has been raised from $330,000 to $360,000. In addition, Mr. Holster’s and Mr. Lucia’s full-year 2008 short term incentive compensation target percentages have been increased from 50% of salary to 65% of their annual base salary.

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
     In addition to the information provided below, you should refer to the items disclosed as our critical accounting policies in the Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2007.
     Expense Classifications: The Company’s cost of services in its statement of operations is presented in the six categories noted below. All revenue and cost are reported under one operating segment. A description of the primary costs included in each category being presented is provided in the table below:

Line item Caption	Description of Costs
Compensation	Salary, fringe benefit, bonus and stock based compensation cost

Data processing	Hardware, software and data communication cost

Occupancy	Rent, utilities, depreciation, office equipment, repair and maintenance cost

Direct project costs	Variable cost incurred from third party providers that are directly associated with specific revenue generating projects

Other operating costs	Professional fees, temporary staffing, travel and entertainment, insurance and local and property tax costs

Amortization of intangibles	Amortization cost of intangibles
     Current Overview

     We provide a variety of cost management services for government-sponsored health and human services programs. These services help customers recover amounts due from third parties, avoid and reduce costs, and ensure regulatory compliance.
     Our customers are State Medicaid agencies, government-sponsored managed care plans, child support agencies, the Veterans Health Administration, the Centers for Medicare & Medicaid Services and other public programs. We help these programs contain healthcare costs by identifying third party insurance coverage and recovering expenditures that were the responsibility of the third party, or that were paid in error. The identification of other insurance coverage also helps these programs avoid future expenditures.
     Our non-acquisition related revenue has grown at an average rate of approximately 17% per year for the last five years. We anticipate that in 2008 our revenue will approximate $175 million. Our growth has been partly attributable to the growth in Medicaid costs, which has historically averaged approximately 7% annually. State governments also have increased their use of vendors for coordination of benefits and other cost containment functions, and we have been able to increase our revenue through these initiatives. Leveraging our work on behalf of state Medicaid fee for service programs, we have begun to penetrate the Medicaid managed care market, into which more Medicaid lives are being shifted. As of June 30, 2008, we counted 80 Medicaid managed care plans — including many of the largest in the nation — as our clients. Additionally, we have leveraged our client relationships to grow program integrity related revenue — a product area which focuses on payment accuracy services.
     It should be noted that the nature of our business sometimes leads to significant variations in revenue flow. For example, since we receive contingency fees for a significant portion of our services, we recognize revenue only after our clients have received payment from a third party. In addition, much of our work occurs on an annual or project-specific basis, and does not necessarily recur monthly or quarterly, as do our operating expenses.
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
     The following table sets forth, for the periods indicated, certain items in our consolidated statements of operations expressed as a percentage of revenue:

	Three Months Ended June 30,
	2008	2007

Revenue	100.0%	100.0%
Cost of services:
Compensation	39.1%	38.2%
Data processing	6.3%	6.7%
Occupancy	6.0%	6.5%
Direct project costs	14.5%	15.3%
Other operating costs	11.5%	9.5%
Amortization of acquisition related intangibles	2.6%	3.3%

Total cost of services	80.0%	79.5%

Operating income	20.0%	20.5%
Interest expense	-0.8%	-1.5%
Interest income	0.3%	0.3%

Income before income taxes	19.5%	19.3%
Income taxes	8.2%	8.4%

Net income	11.3%	10.9%

     Revenue for the three months ended June 30, 2008 was $44.2 million, an increase of $9.1 million or 26.0% compared to revenue of $35.1 million in the prior year quarter. The revenue increase reflects the addition of new clients, changes in the yields and scope of client projects and differences in the timing of when client projects were completed in the current year compared to the prior year.
     Compensation expense as a percentage of revenue was 39.1% for the three months ended June 30, 2008 compared to 38.2% for the three months ended June 30, 2007 and for the current quarter was $17.3 million, a $3.9 million or 29.0% increase over the prior year quarter expense of $13.4 million. During the quarter ended June 30, 2008, we averaged 821 employees, a 28.5% increase over our average of 639 employees during the quarter ended June 30, 2007. Increases in compensation expense are partially a result of our acquisition of the business of Peer Review Systems, Inc., doing business as Permedion (Permedion), during the fourth quarter of 2007 and added staff in the areas of customer support, operations, marketing, government relations and administration.
     Data processing expense as a percentage of revenue was 6.3% for the three months ended June 30, 2008 compared to 6.7% for the three months ended June 30, 2007 and for the current quarter was $2.8 million, an increase of $0.5 million or 18.7% over the prior year quarter expense of $2.3 million. Expenses associated with mainframe and network upgrades increased by $0.2 million for software costs, $0.1 million for hardware costs, and $0.2 million for network communication expenses resulting from our increased number of field offices.
     Occupancy expense as a percentage of revenue was 6.0% for the three months ended June 30, 2008 compared to 6.5% for the three months ended June 30, 2007 and for the current quarter was $2.6 million, a $0.3 million or 14.9% increase compared to the prior year quarter expense of $2.3 million. This increase reflected approximately $0.2 million of additional depreciation of leasehold improvements, furniture and fixtures and telephone systems and $0.1 million of additional rent.
     Direct project expense as a percentage of revenue was 14.5% for the three months ended June 30, 2008 compared to 15.3% for the three months ended June 30, 2007 and for the current quarter was $6.4 million, a $1.0 million or 19.1% increase compared to prior year quarter expense of $5.4 million. This increase resulted from higher transaction volumes during the current quarter.
     Other operating costs as a percentage of revenue were 11.5% for the three months ended June 30, 2008 compared to 9.5% for the three months ended June 30, 2007 and for the current quarter were $5.1 million, an increase of $1.8 million or 53.3% compared to the prior year quarter expense of $3.3 million. This increase resulted primarily from increases of $0.6 million for additional temporary help and consulting fees, $0.3 million for travel expenses, $0.3 million for supplies and related expenses, $0.2 million for legal expenses, $0.2 million for staff relocation expenses, and $0.1 million each for marketing and staff training expenses.
     Amortization of acquisition-related software and intangibles as a percentage of revenue was 2.6% for the three months ended June 30, 2008 compared to 3.3% for the three months ended June 30, 2007 and for the current quarter was $1.2 million, equivalent to prior year quarter expense of $1.2 million.
     Operating income for the three months ended June 30, 2008 was $8.8 million, an increase of $1.6 million or 23.1%, compared to $7.2 million for the three months ended June 30, 2007 primarily due to increased revenue partially offset by incremental operating cost incurred during the quarter ended June 30, 2008.

     Interest expense was $0.4 million for the three months ended June 30, 2008 compared to $0.5 million for the prior year quarter. In both periods, interest expense was attributable to borrowings under the Term Loan and amortization of deferred financing costs. The decrease in interest expense is due to both a lower variable interest rate and a reduction in the principal balance in the current period compared to the prior period. Interest income was $0.1 million for the three months ended June 30, 2008, equivalent to that reported for the three months ended June 30, 2007.
     Income tax expense of $3.6 million was recorded in the quarter ended June 30, 2008 compared to $2.9 million for the three months ended June 30, 2007, an increase of $0.7 million. Our effective tax rate decreased to 42.0% in 2008 from 43.7% for the year ended December 31, 2007 primarily due to a change in state apportionments. The Company’s tax provision in 2008 is principally a deferred provision as Federal income taxes payable have been offset by the benefit of net operating loss carryforward from disqualifying dispositions recognized in additional paid in capital. Additionally, the amortization of intangible assets has reduced current taxable income. The principal difference between the statutory rate and the Company’s effective rate is state taxes.
Net income of $5.0 million in the current quarter represents an increase of $1.2 million, or 31.4%, compared to net income of $3.8 million in the prior year quarter.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     The following table sets forth, for the periods indicated, certain items in our consolidated statements of operations expressed as a percentage of revenue:

	Six Months Ended June 30,
	2008	2007

Revenue	100.0%	100.0%
Cost of services:
Compensation	40.7%	39.3%
Data processing	6.9%	6.7%
Occupancy	6.3%	6.4%
Direct project costs	14.9%	15.7%
Other operating costs	10.9%	9.0%
Amortization of acquisition related intangibles	2.8%	3.5%

Total cost of services	82.5%	80.6%

Operating income	17.5%	19.4%
Interest expense	-0.9%	-1.8%
Interest income	0.4%	0.3%

Income before income taxes	17.0%	17.9%
Income taxes	7.2%	7.8%

Net income	9.8%	10.1%

     Revenue for the six months ended June 30, 2008 was $83.1 million, an increase of $15.8 million or 23.5% compared to revenue of $67.3 million in the prior year period. The revenue increase reflects organic growth in existing client accounts, the addition of new clients, changes in the yields and scope of client projects and differences in the timing of when client projects were completed in the current year compared to the prior year.

     Compensation expense as a percentage of revenue was 40.7% for the six months ended June 30, 2008 compared to 39.3% for the six months ended June 30, 2007 and for the current period was $33.8 million, a $7.4 million or 27.8% increase over the prior year period expense of $26.5 million. During the six-month period ended June 30, 2008, we averaged 804 employees, a 28.8% increase over our average of 624 employees during the period ended June 30, 2007. Increases in compensation expense are partially a result of our acquisition of Permedion during the fourth quarter of 2007 and added staff in the areas of customer support, operations, marketing, government relations and administration.
     Data processing expense as a percentage of revenue was 6.9% for the six months ended June 30, 2008 compared to 6.7% for the six-months ended June 30, 2007 and for the current period was $5.7 million, an increase of $1.2 million or 28.0% over the prior year period expense of $4.5 million. Expenses associated with mainframe and network upgrades increased by $0.6 million for software costs, $0.4 million for hardware costs, and $0.2 million for network communication expenses resulting from our increased number of field offices.
     Occupancy expense as a percentage of revenue was 6.3% for the six months ended June 30, 2008 compared to 6.4% for the six months ended June 30, 2007 and for the current period was $5.2 million, a $0.9 million or 22.2% increase compared to the prior year period expense of $4.3 million. This increase reflected approximately $0.4 million of additional depreciation of leasehold improvements, furniture and fixtures and telephone systems, $0.3 million of additional rent, and $0.1 million each of higher utility costs and moving expenses.
     Direct project expense as a percentage of revenue was 14.9% for the six months ended June 30, 2008 compared to 15.7% for the six months ended June 30, 2007 and for the current period was $12.4 million, a $1.7 million or 16.7% increase compared to prior year period expense of $10.7 million. This increase resulted from higher transaction volumes during the current period.
     Other operating costs as a percentage of revenue were 10.9% for the six months ended June 30, 2008 compared to 9.0% for the six months ended June 30, 2007 and for the current period were $9.0 million, an increase of $3.0 million or 49.6% compared to the prior year period expense of $6.0 million. This increase resulted primarily from increases of $1.3 million for additional temporary help and consulting fees, $0.5 million for travel expenses, $0.3 million for staff relocation expenses, $0.2 million for legal expenses, $0.4 million for supplies and other expenses, $0.2 million for marketing expenses, and $0.1 million each for local taxes and training expenditures.
     Amortization of acquisition-related software and intangibles as a percentage of revenue was 2.8% for the six months ended June 30, 2008 compared to 3.5% for the six months ended June 30, 2007 and for the current period was $2.3 million, equivalent to prior year period expense of $2.3 million.
     Operating income for the six months ended June 30, 2008 was $14.5 million, an increase of $1.4 million or 11.3%, compared to $13.1 million for the six months ended June 30, 2007 primarily due to increased revenue partially offset by incremental operating cost incurred during the quarter ended June 30, 2008.
     Interest expense was $0.8 million for the six months ended June 30, 2008 compared to $1.3 million for the prior year period. In both periods, interest expense was attributable to borrowings under the Term Loan and amortization of deferred financing costs. The decrease in interest expense is due to both a lower variable interest rate and a reduction in the principal balance in the current period compared to the prior period. Interest income was $0.3 million for the six months ended June 30, 2008 compared to interest income of $0.2 million for the six months ended June 30, 2007, principally due to higher cash balances partially offset by lower interest rates.
     Income tax expense of $5.9 million was recorded in the period ended June 30, 2008 compared to $5.2 million for the period ended June 30, 2007, an increase of $0.7 million. Our effective tax rate decreased to 42.0% in 2008 from 43.7% for the year ended December 31, 2007 primarily due to a change in state apportionments. The Company’s tax provision in 2008 is principally a deferred provision as Federal income taxes payable have been offset by the benefit of net operating loss carryforward from disqualifying dispositions recognized in additional paid in capital. Additionally, the amortization of intangible assets has reduced current taxable income. The principal difference between the statutory rate and the Company’s effective rate is state taxes.
     Net income of $8.2 million in the current period represents an increase of $1.4 million, or 20.6%, compared to net income of $6.8 million in the prior year period.
Off-Balance Sheet Financing Arrangements
     We do not have any off-balance sheet financing arrangements, other than our irrevocable standby letter of credit previously discussed, and the operating leases discussed below.
Liquidity and Capital Resources
     Historically, our principal source of funds has been operations and we have had cash, cash equivalents and short-term investments significantly in excess of our operating needs. At June 30, 2008, our cash and cash equivalents and net working capital were $25.0 million and $49.7 million, respectively. Although we expect that operating cash flows will continue to be a primary source of liquidity for our operating needs, we also have a $25.0 million Revolving Credit facility available for future cash flow needs. There have been no borrowings under the Revolving Loan, however, we have outstanding a $4.6 million irrevocable standby letter of credit which relates to contingent, default payment obligations required by a contractual arrangement with a client. In addition, at June 30, 2008, we had $20.5 million of debt outstanding from the $40.0 million Term Loan originally borrowed to fund the acquisition of BSPA in September 2006. The Term Loan requires us to make quarterly repayments of $1.575 million.
     Operating cash flows could be adversely affected by a decrease in demand for our services. The majority of our client relationships have been in place for several years, and as a result, we do not expect any decrease in the demand for our services in the near term.
     For the six months ended June 30, 2008, cash provided by operations was $6.8 million compared to $13.9 million in the prior year period. The current year period’s difference between net income of $8.2 million and cash provided by operations of $6.8 million was principally due to an increase in accounts receivable of $5.1 million and a decrease in accounts payable, accrued expenses and other liabilities of $4.9 million. These were partially offset by non-cash charges, including depreciation and amortization expense of $5.8 million, share-based compensation expense of $1.5 million, and decreases in prepaid expenses of $0.9 million and our deferred tax asset of $0.4 million. During the current year period, cash used in investing activities was $4.2 million, reflecting investments in property, equipment and software development. Cash used in financing activities of $1.0 million consisted of $3.2 million of principal payments on the Term Loan, partially offset by a $3.1 million tax benefit from disqualifying dispositions and $1.0 million received from stock option exercises. We anticipate that our existing cash balances and funds generated by operations will be sufficient for all our 2008 cash needs.
     The number of days sales outstanding (DSO) at June 30, 2008 decreased to 91 days compared to 97 days at March 31, 2008. A substantial portion of the decrease in the current quarter’s DSO levels resulted from the timing of the monthly distribution of revenue during the quarter.

     At June 30, 2008, our primary contractual obligations, which consist principally of amounts due under future lease payments and payments of principal and interest on long-term debt, are as follows (in thousands):

	Primary Contractual Payments due by period
		Less than			More than
Contractual obligations	Total	1 year	2-3 years	4-5 years	5 years

Operating leases	$28,605	$6,445	$12,067	$9,016	$1,077
Long-term debt	20,475	6,300	12,600	1,575	—
Interest expense (1)	1,775	895	811	69	—

Total	$50,855	$13,640	$25,478	$10,660	$1,077

(1)	Future interest payments are estimates of amounts due on our long-term debt and credit facility at current interest rates and is based on scheduled repayments of principal.
     We have entered into sublease arrangements for some of our facility obligations and expect to receive the following rental receipts (in thousands):

	Less than			More than
Total	1 Year	2-3 Years	4-5 Years	5 years

$2,953	$592	$1,178	$1,052	$131
     On May 28, 1997, the Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not in excess of $10 million. On February 24, 2006, the Board of Directors increased the authorized aggregate purchase price by $10 million to an amount not to exceed $20 million. During the six months ended June 30, 2008, we made no repurchases. Cumulatively since the inception of the repurchase program, we have repurchased 1,662,846 shares having an aggregate purchase price of $9.4 million.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with the exception of the application of the statement to the determination of fair value of non-financial assets and liabilities that are recognized or disclosed on a nonrecurring basis, which is effective for fiscal years beginning after November 15, 2008.

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
     Effective January 1, 2008, we partially adopted SFAS No. 157 and have applied its provisions to financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually). We have not yet adopted SFAS 157 for non-financial assets and liabilities, in accordance with FASB staff position 157-2, which is effective for fiscal years beginning after November 15, 2008.
     At June 30, 2008, our interest rate swap contract (see note 7 of the Notes to Consolidated Financial Statements) was being carried at fair value and measured on a recurring basis. Fair value is determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159), which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have adopted SFAS 159 and have elected not to measure any additional financial instruments and other items at fair value.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is prohibited. Therefore, the impact of the implementation of this pronouncement cannot be determined until the transactions occur.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application permitted. The Company is evaluating this guidance but does not expect it to have a significant impact on its financial position or results of operations.
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other GAAP. This FSP applies prospectively to all intangible assets acquired after the effective date in fiscal 2009, whether acquired in a business combination or otherwise. Early adoption is prohibited. The Company is evaluating this guidance but does not expect it to have a significant impact on its financial position or results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     We are exposed to changes in interest rates, primarily from our Term Loan, and use an interest rate swap agreement to fix the interest rate on a portion of this variable debt and reduce certain exposures to interest rate fluctuations. Since entering into this swap agreement, interest rates have declined and the required payments exceed those based on current market rates on the long-term debt. Our risk management objective in entering into such contracts and agreements is only to reduce our exposure to the effects of interest rate fluctuations and not for speculative investment. At June 30, 2008, we had total bank debt of $20.5 million. Our interest rate swap effectively converted $12.0 million of this variable rate debt to fixed rate debt, leaving approximately $8.5 million of the total long-term debt exposed to interest rate risk. If the effective interest rate for all of our variable rate debt were to increase by 100 basis points (1%), our annual interest expense would increase by a maximum of $85,000 based on the balances outstanding at June 30, 2008.
Item 4. Controls and Procedures
     Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results.
Item 4. Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Shareholders was held on May 30, 2008. The 23,137,171 shares of common stock (Common Stock) present at the meeting out of a then total 24,969,189 shares outstanding and entitled to vote, acted as follows with respect to the following proposals:
     Approved, by a vote of: 22,014,865 shares of common stock for and 1,122,306 shares withheld, the election of Robert M. Holster as a director; 22,347,842 shares of common stock for and 789,329 shares withheld, the election of James T. Kelly as a director; 21,579,030 shares of common stock for and 1,558,141 shares withheld, the election of William C. Lucia as a director; 20,837,884 shares of common stock for and 2,299,287 shares withheld, the election of William S. Mosakowski as a director and 20,719,730 shares of common stock for and 2,417,441 shares withheld, the election of Galen D. Powers as a director. The votes of 777,429 shares of common stock were withheld with respect to the election of all of the nominees.
     Ratified, by a vote of: 16,634,245 shares of Common Stock for, 3,486,803 shares against, and 54,025 shares abstained, the amendment of our Amended 2006 Stock Plan to increase the maximum number of shares that may be issued under the Plan from 1,500,000 shares to 2,150,000 shares.
     Ratified, by a vote of 22,784,693 shares of Common Stock for, 317,675 shares against, and 34,803 shares abstained, the selection of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.
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

Date: August 11, 2008	HMS HOLDINGS CORP. (Registrant)
	By:	/s/ Robert M. Holster
Robert M. Holster
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Walter D. Hosp
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