Form 10-Q
period 2008-09-30
HMS HOLDINGS CORP
filed 2008-11-10
CIK 1196501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☐ No ☑
     The number of shares common stock, $.01 par value, outstanding as of November 3, 2008 was 25,154,029.

HMS HOLDINGS CORP. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$31,598	$21,275
Accounts receivable, net of allowance of $662 at September 30, 2008 and December 31, 2007	48,004	39,704
Prepaid expenses	2,328	3,266
Other current assets, including deferred tax assets of $1,263 and $657 at September 30, 2008 and December 31, 2007, respectively	1,291	704

	83,221	64,949
Property and equipment, net	16,492	16,496
Goodwill, net	82,350	80,242
Deferred income taxes, net	3,145	3,111
Intangible assets, net	20,855	22,495
Other assets	682	807

Total assets	$206,745	$188,100

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$19,415	$21,539
Current portion of long-term debt	6,300	6,300

Total current liabilities	25,715	27,839

Long-term liabilities:
Long-term debt	12,600	17,325
Accrued deferred rent	3,302	3,378
Other liabilities	765	809

Total long-term liabilities	16,667	21,512

Total liabilities	42,382	49,351

Commitments and contingencies Shareholders’ equity:
Preferred stock — $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock — $.01 par value; 45,000,000 shares authorized; 26,816,875 shares issued and 25,154,029 shares outstanding at September 30, 2008; 26,409,035 shares issued and 24,746,189 shares outstanding at December 31, 2007	268	264
Capital in excess of par value	139,132	127,887
Retained earnings	34,504	20,187
Treasury stock, at cost; 1,662,846 shares at September 30, 2008 and December 31, 2007	(9,397)	(9,397)
Accumulated other comprehensive loss	(144)	(192)

Total shareholders’ equity	164,363	138,749

Total liabilities and shareholders’ equity	$206,745	$188,100

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine-Month Periods Ended September 30, 2008 and 2007
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenue	$48,965	$37,684	$132,091	$104,983

Cost of services:

Compensation	19,297	14,422	53,122	40,882
Data processing	3,059	2,628	8,796	7,110
Occupancy	2,763	2,172	7,987	6,446
Direct project costs	7,310	5,711	19,749	16,368
Other operating costs	4,560	3,928	13,605	9,973
Amortization of acquisition related software and intangibles	1,205	1,154	3,530	3,480

Total cost of services	38,194	30,015	106,789	84,259

Operating income	10,771	7,669	25,302	20,724

Interest expense	(371)	(492)	(1,137)	(1,743)
Interest income	191	166	520	382

Income before income taxes	10,591	7,343	24,685	19,363
Income taxes	4,448	3,202	10,368	8,443

Net income	$6,143	$4,141	$14,317	$10,920

Basic income per share data:
Net income per basic share	$0.24	$0.17	$0.57	$0.46

Weighted average common shares outstanding, basic	25,083	24,028	24,965	23,713

Diluted income per share data:
Net income per diluted share	$0.23	$0.16	$0.53	$0.42

Weighted average common shares, diluted	26,794	26,254	26,778	26,077

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except share amounts)
(unaudited)

				Retained	Accumulated
	Common Stock		Capital In	Earnings/	Other			Total
	# of Shares	Par	Excess Of	Accumulated	Comprehensive	Treasury Stock		Shareholders’
	Issued	Value	Par Value	Deficit	Income/(Loss)	# of Shares	Amount	Equity
Balance at December 31, 2007	26,409,035	$264	$127,887	$20,187	$(192)	1,662,846	$(9,397)	$138,749

Comprehensive income:
Net income	—	—	—	14,317	—	—	—	14,317
Unrealized gain on derivative instrument, net of tax of $30	—	—	—	—	48	—	—	48

Total comprehensive income	—	—	—	—	—	—	—	14,365
Share-based compensation cost	—	—	2,351	—	—	—	—	2,351
Exercise of stock options	407,840	4	1,643	—	—	—	—	1,647
Disqualifying dispositions	—	—	7,251	—	—	—	—	7,251

Balance at September 30, 2008	26,816,875	$268	$139,132	$34,504	$(144)	1,662,846	$(9,397)	$164,363

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine-Month Periods Ended September 30, 2008 and 2007
(in thousands)
(unaudited)

	Nine months ended September 30,
	2008	2007
Operating activities:
Net income	$14,317	$10,920
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	53	80
Depreciation and amortization	8,834	7,698
(Increase)/decrease in deferred tax asset	(640)	2,873
Share-based compensation expense	2,351	1,420
Changes in assets and liabilities:
Increase in accounts receivable	(7,380)	(8,625)
(Increase)/decrease in prepaid expenses and other current assets	985	(135)
Increase in other assets	(18)	(171)
Decrease in accounts payable, accrued expenses and other liabilities	(2,679)	(267)

Net cash provided by operating activities	15,823	13,793

Investing activities:
Purchases of property and equipment	(4,908)	(6,772)
Acquisition of BSPA	—	(15,000)
Acquisition of Prudent Rx	(4,030)	—
Investment in software	(735)	(473)

Net cash used in investing activities	(9,673)	(22,245)

Financing activities:
Proceeds from exercise of stock options	1,647	3,840
Tax benefit of disqualifying dispositions	7,251	5,108
Repayment of long-term debt	(4,725)	(6,300)

Net cash provided by financing activities	4,173	2,648

Net increase/(decrease) in cash and cash equivalents	10,323	(5,804)

Cash and cash equivalents at beginning of period	21,275	12,527

Cash and cash equivalents at end of period	$31,598	$6,723

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,813	$47

Cash paid for interest	$979	$1,458

Supplemental disclosure of noncash investing activities:
Accrued purchase price relating to PrudentRx acquisition	$466	$—

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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
September 30, 2008
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
     At September 30, 2008, our interest rate swap contract (see note 8) was being carried at fair value and measured on a recurring basis. Fair value is determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy.
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
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how these instruments are accounted for, and how they affect the entity’s financial position, financial performance and cash flows. This new standard is effective for our Company as of January 1, 2009 and we are currently evaluating the impact on disclosures associated with our derivative and hedging activities.
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)
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
3. Stock-based Compensation
     Presented below is a summary of the Company’s option activity for the nine months ended September 30, 2008:

			Weighted	Aggregate
		Weighted	average	intrinsic
	Options	average	remaining	value
	(in	exercise	contractual	(in
Options (in thousands)	thousands)	price	terms (in years)	thousands)
Outstanding at
January 1, 2008	4,246	$9.23
Granted	29	25.92
Exercised	(408)	4.04
Forfeited	(15)	14.04
Expired	(34)	6.46

Outstanding at September 30, 2008	3,818	$9.93	5.40	$55,442

Vested or expected to vest at September 30, 2008	3,725	$9.68	0.47	$54,958

Exercisable at September 30, 2008	2,587	$5.78	4.93	$47,853

     The fair value of each option grant was estimated using the Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the Company’s stock. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the interest rate of a 5-year U.S. Treasury note in effect on the date of the grant. There were 25,000 stock option grants during the three months ended September 30, 2008 and 29,000 options granted during the nine month period ended September 30, 2008. The fair value of options granted for the three months ended September 30, 2008 was $0.2 million, and for the nine month period ended September 30, 2008 was $0.3 million.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)
     As of September 30, 2008, there was approximately $6.6 million of total unrecognized compensation cost related to stock options outstanding. That cost is expected to be recognized over a weighted-average period of 1.6 years. No compensation cost related to stock options was capitalized for the nine months ended September 30, 2008.
     The following table summarizes the weighted average assumptions utilized in developing the Black-Scholes pricing model:

	Nine months ended
	September 30,
	2008	2007
Expected dividend yield	0%	0%
Risk-free interest rate	2.6%	4.7%
Expected volatility	39.7%	38.6%
Expected life	5.0 years	5.0 years
4. Acquisition
     On September 16, 2008, the Company purchased the net assets of Prudent Rx, Inc., an independent pharmacy audit and cost containment company based in Culver City, California. With this acquisition, the Company further expanded its portfolio of program integrity service offerings for government healthcare programs and managed care organizations, particularly in the pharmacy arena. Prudent Rx’s key products and services include audit programs, program design and benefit management, as well as general and pharmacy systems consulting.
     The purchase price of Prudent Rx’s net assets, inclusive of the acquisition cost, was approximately $4.5 million and was accounted for under the asset purchase accounting model. Additional future payments of $2.3 million ($1.150 million for each of the years ending December 31, 2009 and 2010) will be made contingent upon Prudent Rx meeting certain financial performance milestones and will be recorded as additional Goodwill upon meeting the milestones.
     The acquisition of Prudent Rx will not have a material effect on the Company’s fiscal year 2008 earnings or liquidity.
     The allocation of the purchase price was based upon estimates of the assets and liabilities acquired in accordance with SFAS No. 141 “Business Combinations.” The acquisition of Prudent Rx was based on management’s consideration of past and expected future performance as well as the potential strategic fit with the long-term goals of the Company. The expected long-term growth, market position and expected synergies to be generated by Prudent Rx were the primary factors which gave rise to an acquisition price which resulted in the recognition of goodwill.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)
     The allocation of the aggregate purchase price of this acquisition is as follows:

Goodwill	$2,108
Identifiable intangible assets	1,432
Net assets acquired	955

Total Purchase Price	$4,495

     Identifiable intangible assets principally include customer relationships and Prudent Rx’s trade name.
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
     At September 30, 2008, the Company had approximately $0.5 million of tax positions for which there is uncertainty about the allocation and apportionment of state tax deductions. If recognized, all of this balance would impact the effective tax rate; however the Company does not expect any significant change in unrecognized tax benefits during the next twelve months. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. At September 30, 2008, the Company had accrued liabilities related to uncertain tax positions of approximately $92,000.
     At September 30, 2008, the Company had a Federal net operating loss (NOLs) carry forward of $22.6 million from disqualifying dispositions. These tax benefits reduce the Company’s income tax payable and will be included in additional paid-in capital when recognized. The amount by which these tax benefits will reduce income tax payable and increase additional paid-in capital when recognized is approximately $9.5  million. Additionally, the amortization of intangible assets has reduced current taxable income. The principal difference between the statutory rate and the Company’s effective rate is state income taxes.
     At September 30, 2008, the Company had a valuation allowance of $2.7 million. The sale of the Company’s Accordis Inc. (Accordis) subsidiary in 2005 resulted in a capital loss of $6.0 million, which can be carried forward for five years and produced a deferred tax asset of $2.5 million. The Company believes the available objective evidence, principally the capital loss carryforward being utilizable to offset only future capital gains, creates sufficient uncertainty regarding the realizability of its capital loss carryforward that it is more likely than not, that substantially all of the capital loss carryforward is not realizable. The remaining valuation allowance of $0.2 million relates to certain state NOLs where the Company doesn’t currently operate and there is sufficient doubt about the Company’s ability to utilize these NOLs that it is more likely than not that this portion of the state NOLs are not realizable.
6. Earnings Per Share
     Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated by dividing net income

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)
by the weighted average number of common shares and dilutive common share equivalents outstanding during the period. The Company’s common share equivalents consist of stock options.
     The following reconciles the basic to diluted weighted average shares outstanding:

	Three months ending		Nine months ending
	September 30,		September 30,
(Shares in thousands)	2008	2007	2008	2007
Weighted average shares outstanding — basic	25,083	24,028	24,965	23,713
Potential shares exercisable under stock option plans	1,711	2,226	1,813	2,364

Weighted average shares outstanding — diluted	26,794	26,254	26,778	26,077

     For the three-month and nine-month periods ended September 30, 2008, 639,000 and 599,000 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been antidilutive. For the three-month and nine-month periods ended September 30, 2007, 149,000 and 76,000 thousand stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been antidilutive.
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
     Commitments under the Credit Agreement will be reduced and borrowings are required to be repaid with the net proceeds of, among other things, sales or issuances of equity (excluding equity issued under employee benefit plans and equity issued to sellers as consideration in acquisitions), sales of assets by the Company and any incurrence of indebtedness by the Company, subject, in each case, to limited exceptions. The obligations of the Company under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which encompasses customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to such matters as ERISA, uninsured judgments and the failure to pay certain indebtedness, and a change of control default.
     In addition, the Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on indebtedness, liens, fundamental changes, dispositions of property, investments, dividends and other restricted payments. The financial covenants include a consolidated fixed charge coverage ratio, as defined, of not less than 1.75 to 1.0 and a consolidated leverage ratio as defined not to exceed 3.0 to 1.0, through September 30, 2008. The Company is in full compliance with these covenants.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)
     The Term Loan requires quarterly repayments of $1.575 million, which amount is adjusted each time the Company makes an additional repayment. There have been no borrowings under the Revolving Loan, however, we had outstanding a $4.6 million irrevocable standby letter of credit which relates to contingent, default payment obligations required by a contractual arrangement with a client. As a result of the letter of credit issued, the amount available under the Revolving Loan was reduced by $4.6 million at September 30, 2008. Fees and expenses related to the Credit Agreement of $0.9 million have been recorded as Deferred Financing Costs (included in other assets, non-current) and are amortized to interest expense over the five-year life of the credit facilities using the effective interest method.
     Long-term debt consists of the following at September 30, 2008:

September 30,
(in thousands except percentages)	2008

Borrowings under the Credit Agreement:
$40 million Term Loan, interest at 3.75%	$18,900
$25 million Revolving Loan	—

Total long-term debt	18,900

Less current portion of long-term debt	6,300

Long-term debt, net of current portion	$12,600

8. Derivative Contract
     The Company has an interest rate swap agreement to hedge the fluctuations in variable interest rates and does not use derivative instruments for speculative purposes.
     In December 2006, the Company entered into a three-year interest rate swap agreement, which is accounted for as a cash flow hedge. This agreement effectively converted $12.0 million of the Company’s variable rate debt to fixed-rate debt, reducing the Company’s exposure to changes in interest rates. Under this swap agreement, the Company received an average LIBOR variable rate of 3.75% and paid an average LIBOR fixed rate of 5.295% for the period from December 31, 2007 to September 30, 2008. The LIBOR interest rates exclude the Company’s applicable interest rate spread under the Company’s Credit Agreement. The Company has recognized, net of tax, an unrealized gain of 48,000 for the nine-months ended September 30, 2008 and an unrealized loss of $144,000 as of September 30, 2008 relating to the change in the instrument’s fair value. These amount have been included in accumulated other comprehensive income.
     The variable to fixed interest rate swap is designated as and is effective as a cash-flow hedge. The fair value of this swap, a liability of $243,000 at September 30, 2008, is recorded on the Consolidated Balance Sheets as an Other Current Liability, with changes in its fair value included in accumulated other comprehensive income (OCI). Derivative gains and losses included in OCI are reclassified into earnings at the time the related interest expense is recognized or the settlement of the related commitment occurs.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)
9. Subsequent Events
(a) Stock Option Grant
     On October 1, 2008, the Compensation Committee of the Board of Directors approved 610,000 stock option awards to officers, executives, management and board members at the exercise price of $23.99 per share, the average of the high and low trading prices for the Company’s common stock on the date of the grant. A portion of this stock option grant will be vested over a three-year period, while the balance will vest upon the Company’s achievement of certain predefined performance-based criteria.

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
     Expense Classifications: The Company’s cost of services in its statement of operations is presented in the six categories noted below. All revenue and cost are reported under one operating segment. A description of the primary costs included in each category being presented is provided in the table below:

Line item Caption	Description of Costs
Compensation	Salary, fringe benefit, bonus and stock based compensation costs

Data processing	Hardware, software and data communication cost

Occupancy	Rent, utilities, depreciation, office equipment, repair and maintenance costs

Direct project costs	Variable costs incurred from third party providers that are directly associated with specific revenue generating projects

Other operating costs	Professional fees, temporary staffing, travel and entertainment, insurance and local and property tax costs

Amortization of intangibles	Amortization cost of acquisition-related software and intangible assets

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
     Our non-acquisition related revenue has grown at an average rate of approximately 17% per year for the last five years. We anticipate that in 2008 our revenue will approximate $181 million. Our growth has been partly attributable to the growth in Medicaid costs, which has historically averaged approximately 7% annually. State governments also have increased their use of vendors for coordination of benefits and other cost containment functions, and we have been able to increase our revenue through these initiatives. Leveraging our work on behalf of state Medicaid fee for service programs, we have begun to penetrate the Medicaid managed care market, into which more Medicaid lives are being shifted. As of September 30, 2008, we counted 80 Medicaid managed care plans — including many of the largest in the nation — as our clients. Additionally, we have leveraged our client relationships to grow program integrity related revenue — a product area which focuses on payment accuracy services.
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
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
     The following table sets forth, for the periods indicated, certain items in our consolidated statements of operations expressed as a percentage of revenue:

	Three Months Ended September 30,
	2008	2007

Revenue	100.0%	100.0%
Cost of services:
Compensation	39.4%	38.2%
Data processing	6.2%	7.0%
Occupancy	5.6%	5.8%
Direct project costs	14.9%	15.2%
Other operating costs	9.3%	10.4%
Amortization of acquisition related intangibles	2.5%	3.1%

Total cost of services	78.0%	79.6%

Operating income	22.0%	20.4%
Interest expense	-0.8%	-1.3%
Interest income	0.4%	0.4%

Income before income taxes	21.6%	19.5%
Income taxes	-9.1%	-8.5%

Net income	12.5%	11.0%

     Revenue for the three months ended September 30, 2008 was $49.0 million, an increase of $11.3 million or 29.9% compared to revenue of $37.7 million in the prior year quarter. The revenue increase reflects the addition of new clients, changes in the yields and scope of client projects, and differences in the timing of when client projects were completed in the current year compared to the prior year.
     Compensation expense as a percentage of revenue was 39.4% for the three months ended September 30, 2008 compared to 38.2% for the three months ended September 30, 2007 and for the current quarter was $19.3 million, a $4.9 million or 33.8% increase over the prior year quarter expense of $14.4 million. During the quarter ended September 30, 2008, we averaged 864 employees, a 29.9% increase over our average of 665 employees during the quarter ended September 30, 2007. Increases in compensation expense are partially a result of our acquisition of the business of Peer Review Systems, Inc., doing business as Permedion (Permedion), during the fourth quarter of 2007 and the addition of staff in the areas of customer support, operations, marketing, government relations and administration during 2008.
     Data processing expense as a percentage of revenue was 6.2% for the three months ended September 30, 2008 compared to 7.0% for the three months ended September 30, 2007 and for the current quarter was $3.1 million, an increase of $0.5 million or 16.4% over the prior year quarter expense of $2.6 million. The increase resulted from a $0.2 million increase in software expense associated with mainframe and network upgrades, a $0.2 million increase in hardware costs, and a $0.1 million increase in computer related supplies.
     Occupancy expense as a percentage of revenue was 5.6% for the three months ended September 30, 2008 compared to 5.8% for the three months ended September 30, 2007 and for the current quarter was $2.8 million, a $0.6 million or 27.2% increase compared to the prior year quarter expense of $2.2 million. This increase reflected approximately $0.2 million of additional rent expense, $0.2 million of additional depreciation of leasehold improvements, furniture and fixtures and telephone systems, and $0.1 million increase in each for utilities expense and loss on disposal of fixed assets.
     Direct project expense as a percentage of revenue was 14.9% for the three months ended September 30, 2008 compared to 15.2% for the three months ended September 30, 2007 and for the current quarter was $7.3 million, a $1.6 million or 28.0% increase compared to prior year quarter expense of $5.7 million. This increase resulted from higher transaction volumes during the current quarter.
     Other operating costs as a percentage of revenue were 9.3% for the three months ended September 30, 2008 compared to 10.4% for the three months ended September 30, 2007 and for the current quarter were $4.6 million, an increase of $0.7 million or 16.1% compared to the prior year quarter expense of $3.9 million. This increase resulted primarily from increases of $0.2 million for travel expenses, $0.1 million for additional temporary help and consulting fees, and $0.1 million each for legal expenses and postage and delivery costs.
     Amortization of acquisition-related software and intangibles as a percentage of revenue was 2.5% for the three months ended September 30, 2008 compared to 3.1% for the three months ended September 30, 2007 and for the current quarter was $1.2 million, equivalent to prior year quarter expense of $1.2 million.
     Operating income for the three months ended September 30, 2008 was $10.8 million, an increase of $3.1 million or 40.4%, compared to $7.7 million for the three months ended September 30, 2007 primarily due to increased revenue partially offset by incremental operating cost incurred during the quarter ended September 30, 2008.

     Interest expense was $0.4 million for the three months ended September 30, 2008 compared to $0.5 million for the prior year quarter. In both periods, interest expense was attributable to borrowings under the Term Loan and amortization of deferred financing costs. The decrease in interest expense is due to both lower variable interest rates and a reduction in the principal balance in the current period compared to the prior period. Interest income was $0.2 million for the three months ended September 30, 2008, equivalent to prior year period interest income of $0.2 million.
     Income tax expense of $4.4 million was recorded in the quarter ended September 30, 2008 compared to $3.2 million for the three months ended September 30, 2007, an increase of $1.2 million. Our effective tax rate decreased to 42.0% in 2008 from 43.6% for the year ended December 31, 2007 primarily due to a change in state apportionments. The Company’s tax provision in 2008 is principally a deferred provision as Federal income taxes payable have been offset by the benefit of net operating loss carryforward from disqualifying dispositions recognized in additional paid in capital. Additionally, the amortization of intangible assets has reduced current taxable income. The principal difference between the statutory rate and the Company’s effective rate is state taxes.
     Net income of $6.1 million in the current quarter represents an increase of $2.0 million, or 48.8%, compared to net income of $4.1 million in the prior year quarter.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
     The following table sets forth, for the periods indicated, certain items in our consolidated statements of operations expressed as a percentage of revenue:

	Nine Months Ended September 30,
	2008	2007

Revenue	100.0%	100.0%
Cost of services:
Compensation	40.2%	38.9%
Data processing	6.7%	6.8%
Occupancy	6.0%	6.1%
Direct project costs	14.9%	15.7%
Other operating costs	10.3%	9.5%
Amortization of acquisition related intangibles	2.7%	3.3%

Total cost of services	80.8%	80.3%

Operating income	19.2%	19.7%
Interest expense	-0.9%	-1.7%
Interest income	0.4%	0.4%

Income before income taxes	18.7%	18.4%
Income taxes	-7.9%	-8.0%

Net income	10.8%	10.4%

     Revenue for the nine months ended September 30, 2008 was $132.1 million, an increase of $27.1 million or 25.8% compared to revenue of $105.0 million in the prior year period. The revenue increase reflects organic growth in existing client accounts, the addition of new clients, changes in the yields and scope of client projects, and differences in the timing of when client projects were completed in the current year compared to the prior year.

     Compensation expense as a percentage of revenue was 40.2% for the nine months ended September 30, 2008 compared to 38.9% for the nine months ended September 30, 2007 and for the current period was $53.1 million, a $12.2 million or 29.9% increase over the prior year period expense of $40.9 million. During the nine-month period ended September 30, 2008, we averaged 824 employees, a 29.4% increase over our average of 637 employees during the period ended September 30, 2007. Increases in compensation expense are partially a result of our acquisition of Permedion during the fourth quarter of 2007 and added staff in the areas of customer support, operations, marketing, government relations and administration during 2008.
     Data processing expense as a percentage of revenue was 6.7% for the nine months ended September 30, 2008 compared to 6.8% for the nine-months ended September 30, 2007 and for the current period was $8.8 million, an increase of $1.7 million or 23.7% over the prior year period expense of $7.1 million. The increase resulted from a $0.8 million increase in software expense associated with mainframe and network upgrades, a $0.5 million increase in hardware costs, $0.2 million for network communication expenses resulting from our increased number of field offices, and a $0.2 million increase in computer related supplies.
     Occupancy expense as a percentage of revenue was 6.0% for the nine months ended September 30, 2008 compared to 6.1% for the nine months ended September 30, 2007 and for the current period was $8.0 million, a $1.6 million or 23.9% increase compared to the prior year period expense of $6.4 million. This increase resulted primarily from increases in $0.7 million in additional depreciation for leasehold improvements, furniture and fixtures and telephone systems, $0.5 million for additional rent, $0.2 million for additional utilities costs, and $0.1 million each for higher building services costs and moving expenses.
     Direct project expense as a percentage of revenue was 14.9% for the nine months ended September 30, 2008 compared to 15.7% for the nine months ended September 30, 2007 and for the current period was $19.8 million, a $3.4 million or 20.7% increase compared to prior year period expense of $16.4 million. This increase resulted from higher transaction volumes during the current period.
     Other operating costs as a percentage of revenue were 10.3% for the nine months ended September 30, 2008 compared to 9.5% for the nine months ended September 30, 2007 and for the current period were $13.6 million, an increase of $3.6 million or 36.4% compared to the prior year period expense of $10.0 million. This increase resulted primarily from increases of $1.3 million for additional temporary help and consulting fees, $0.7 million for travel expenses, $0.3 million each for staff relocation expenses and legal expenses, and $0.2 million each for supplies and printing expenses, marketing expenses, and postage and delivery costs.
     Amortization of acquisition-related software and intangibles as a percentage of revenue was 2.7% for the nine months ended September 30, 2008 compared to 3.3% for the nine months ended September 30, 2007 and for the current period was $3.5 million, equivalent to prior year period expense of $3.5 million.
     Operating income for the nine months ended September 30, 2008 was $25.3 million, an increase of $4.6 million or 22.1%, compared to $20.7 million for the nine months ended September 30, 2007 primarily due to increased revenue partially offset by incremental operating cost incurred during the period ended September 30, 2008.
     Interest expense was $1.1 million for the nine months ended September 30, 2008 compared to $1.7 million for the prior year period. In both periods, interest expense was attributable to borrowings under the Term Loan and amortization of deferred financing costs. The decrease in interest expense is due to both lower variable interest rates and a reduction in the principal balance in the current period compared to the prior period. Interest income was $0.5 million for the nine months ended September 30, 2008 compared to interest income of $0.4 million for the nine months ended September 30, 2007, principally due to higher cash balances partially offset by lower interest rates.

     Income tax expense of $10.4 million was recorded in the period ended September 30, 2008 compared to $8.4 million for the period ended September 30, 2007, an increase of $2.0 million. Our effective tax rate decreased to 42.0% in 2008 from 43.6% for the year ended December 31, 2007 primarily due to a change in state apportionments. The Company’s tax provision in 2008 is principally a deferred provision as Federal income taxes payable have been offset by the benefit of net operating loss carryforward from disqualifying dispositions recognized in additional paid in capital. Additionally, the amortization of intangible assets has reduced current taxable income. The principal difference between the statutory rate and the Company’s effective rate is state taxes.
     Net income of $14.3 million in the current period represents an increase of $3.4 million, or 31.1%, compared to net income of $10.9 million in the prior year period.
Off-Balance Sheet Financing Arrangements
     We do not have any off-balance sheet financing arrangements, other than our irrevocable standby letter of credit previously discussed, and the operating leases discussed below.
Liquidity and Capital Resources
     Historically, our principal source of funds has been operations and we have had cash, cash equivalents and short-term investments significantly in excess of our operating needs. At September 30, 2008, our cash and cash equivalents and net working capital were $31.6 million and $57.5 million, respectively. During the current quarter, we utilized approximately $4.0 million of our existing cash to fund the Prudent Rx. acquisition. Although we expect that operating cash flows will continue to be a primary source of liquidity for our operating needs, we also have a $25.0 million Revolving Credit facility available for future cash flow needs. There have been no borrowings under the Revolving Loan, however, we have outstanding a $4.6 million irrevocable standby letter of credit which relates to contingent, default payment obligations required by a contractual arrangement with a client. In addition, at September 30, 2008, we had $18.9 million of debt outstanding from the $40.0 million Term Loan originally borrowed to fund the acquisition of BSPA in September 2006. The Term Loan requires us to make quarterly repayments of $1.575 million.
     Operating cash flows could be adversely affected by a decrease in demand for our services. The majority of our client relationships have been in place for several years, and as a result, we do not expect any decrease in the demand for our services in the near term.
     For the nine months ended September 30, 2008, cash provided by operations was $15.8 million compared to $13.8 million in the prior year period. The current year period’s difference between net income of $14.3 million and cash provided by operations of $15.8 million was principally due to an increase in accounts receivable of $7.4 million and a decrease in accounts payable, accrued expenses and other liabilities of $2.7 million. These were partially offset by non-cash charges, including depreciation and amortization expense of $8.8 million, share-based compensation expense of $2.4 million, a decrease in prepaid expenses of $1.0 million, and an increase in our deferred tax asset of $0.6 million. During the current year period, cash used in investing activities was $9.7 million, reflecting $5.6 million in investments in property, equipment and software development and the $4.0 million purchase price paid for the acquisition of Prudent Rx. Cash provided by financing activities of $4.2 million consisted of a $7.3 million tax benefit from disqualifying dispositions, and $1.6 million received from stock option exercises partially offset by $4.7 million of principal payments on the Term Loan. We anticipate that our existing cash balances and funds generated by operations will be sufficient for all our 2008 cash needs.

     The number of days sales outstanding (DSO) at September 30, 2008 decreased to 88 days compared to 91 days at June 30, 2008. A substantial portion of the decrease in the current quarter’s DSO levels resulted from the timing of the monthly distribution of revenue during the quarter.
     At September 30, 2008, our primary contractual obligations, which consist principally of amounts due under future lease payments and payments of principal and interest on long-term debt, are as follows (in thousands):

	Primary Contractual Payments due by period
		Less than			More than
Contractual obligations	Total	1 year	2-3 years	4-5 years	5 years

Operating leases	$27,694	$6,641	$12,236	$8,272	$545
Long-term debt	18,900	6,300	12,600	—	—
Interest expense (1)	1,526	833	693	—	—

Total	$48,120	$13,774	$25,529	$8,272	$545

(1)	Future interest payments are estimates of amounts due on our long-term debt and credit facility at current interest rates and is based on scheduled repayments of principal.
     We have entered into sublease arrangements for some of our facility obligations and expect to receive the following rental receipts (in thousands):

	Less than			More than
Total	1 Year	2-3 Years	4-5 Years	5 years
$2,775	$550	$1,194	$965	$66
     On May 28, 1997, the Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not in excess of $10 million. On February 24, 2006, the Board of Directors increased the authorized aggregate purchase price by $10 million to an amount not to exceed $20 million. During the nine months ended September 30, 2008, we made no repurchases. Cumulatively since the inception of the repurchase program, we have repurchased 1,662,846 shares having an aggregate purchase price of $9.4 million.
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
     At September 30, 2008, our interest rate swap contract (see note 8 of the Notes to Consolidated Financial Statements) was being carried at fair value and measured on a recurring basis. Fair value is determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy.
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
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how these instruments are accounted for, and how they affect the entity’s financial position, financial performance and cash flows. This new standard is effective for our Company as of January 1, 2009 and we are currently evaluating the impact on disclosures associated with our derivative and hedging activities.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     We are exposed to changes in interest rates, primarily from our Term Loan, and use an interest rate swap agreement to fix the interest rate on a portion of this variable debt and reduce certain exposures to interest rate fluctuations. Since entering into this swap agreement, interest rates have declined and the required payments exceed those based on current market rates on the long-term debt. Our risk management objective in entering into such contracts and agreements is only to reduce our exposure to the effects of interest rate fluctuations and not for speculative investment. At September 30, 2008, we had total bank debt of $18.9 million. Our interest rate swap effectively converted $12.0 million of this variable rate debt to fixed rate debt, leaving approximately $6.9 million of the total long-term debt exposed to interest rate risk. If the effective interest rate for all of our variable rate debt were to increase by 100 basis points (1%), our annual interest expense would increase by a maximum of $69,000 based on the balances outstanding at September 30, 2008.
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
     There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
     There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results.
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

Date: November 7, 2008	HMS HOLDINGS CORP. (Registrant)
	By:	/s/ Robert M. Holster
Robert M. Holster
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Walter D. Hosp
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