Form 10-K
period 2008-12-31
HMS HOLDINGS CORP
filed 2009-03-11
CIK 1196501

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0000-50194

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2008, the last business day of the registrant’s most recently completed second quarter was $513.5 million based on the last reported sale price of the registrant’s Common Stock on the NASDAQ Global Select Market on that date.

The approximate aggregate market value of the registrant’s common stock, $0.01 par value, held by non-affiliates (based on the last reported sales price on the Nasdaq Global Select Market) was $775.1 million at March 5, 2009.

There were 25,618,279 shares of Common Stock outstanding as of March 5, 2009.

Documents Incorporated by Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2008. The proxy statement is incorporated herein by reference into the following parts of the Form 10-K:

Part III, Item 10, Directors, Executive Officers and Corporate Governance;
Part III, Item 11, Executive Compensation;
Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;
Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence;
Part III, Item 14, Principal Accountant Fees and Services.

HMS HOLDINGS CORP. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. These statements involve unknown risks, uncertainties and other factors, which may cause our actual results to differ materially, from those implied by the forward looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include those risks identified in “Item 1A — Risk Factors” and other risks identified in this Form 10-K and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations.

PART I

Item 1.	Business

General Overview

HMS Holdings Corp. (HMS or the Company) provides a variety of cost management services for government-sponsored health and human services programs. These services help customers recover amounts due from third parties, avoid and reduce costs, and ensure regulatory compliance.

HMS’s customers are State Medicaid agencies, Medicaid managed care plans, Pharmacy Benefits Managers (PBM), child support agencies, the Veterans Health Administration, the Centers for Medicare & Medicaid Services (CMS), and other public programs. The Company helps these programs contain healthcare costs by identifying third party insurance coverage and recovering expenditures that were the responsibility of the third party, or that were paid in error. The identification of both other insurance and claim adjudication errors helps these programs avoid future expenditures.

On September 16, 2008, the Company purchased the net assets of Prudent Rx, Inc., (Prudent Rx) an independent pharmacy audit and cost-containment company based in Culver City, California. With this acquisition, the Company further expanded its portfolio services for government and commercial healthcare organizations, particularly in the pharmacy arena. Prudent Rx’s key products and services include pharmacy audits, PBM audits and Long-Term Care Audits.

HMS’s 2008 revenue increased to $184.5 million, $37.8 million or 26% over 2007 revenue, primarily as the result of internal growth.

The Healthcare Environment

In 2008, the cost of healthcare in the U.S. continued to grow, placing ever more pressure on patients, insurers, providers and government healthcare programs. The largest government healthcare programs are Medicare, the healthcare program for aged and disabled citizens that is administered by CMS, and Medicaid, the program that provides medical assistance to eligible low income persons, and is regulated by CMS but administered by state Medicaid agencies. Many beneficiaries of both Medicare and Medicaid are enrolled in managed care plans, which have the responsibility for both patient care and claim adjudication.

In February 2009, the American Recovery and Reinvestment Act was passed into law. The law was written, in part, to address some of the pressures facing state and local governments. The Act includes $86.6 billion in increased federal Medicaid matching funds to be provided to states over two years. The Company believes that demand for its services will remain strong and that the passage of this Act could increase demand for its services. However, any increases in demand resulting from Act will depend largely upon the timing, amount and nature of the federal legislation targeted at the states as well as the timing and nature of the states’ actions in response to such funding. It is difficult to predict the impact of the stimulus legislation with precision over the mid to long-term time horizon.

There is regular dialogue about healthcare reforms at both state and national levels, due to the size of and national interest in the health economy. Examples of these healthcare reform proposals include policy changes that would change the dynamics of the healthcare industry, such as having the federal or one or more state governments assume a larger role in the healthcare system.

The Company could see simultaneous increases and decreases in demand for our products and services, depending on the scope, shape and timing of healthcare reforms.

As government healthcare programs expand, there is increased pressure at the state and federal levels to contain costs. Growth in government spending, including Medicare and Medicaid, has continued to exceed the growth of GDP by approximately 2.0% annually. Medicaid expenditures have grown at an annual compound growth rate of 8% since the program’s inception.

The Deficit Reduction Act (DRA), signed into law in February 2006, established a new Medicaid Integrity Program to increase the government’s capacity to prevent, detect, and address fraud and abuse in the Medicaid program. It is the single, largest dedicated investment the federal government has made in ensuring the integrity of the program.

Under the Social Security Act, Title XIX (Act), states are required to take all reasonable measures to ascertain the legal liability of “third parties” for healthcare services provided to Medicaid recipients. The DRA added new entities — self-insured plans, PBMs and other “legally responsible” parties — to the list of entities subject to the provisions of the Act. At least 40 states have enacted language in response to the DRA.

Principal Products and Services

The demand for HMS’s services arises from the small but significant percentage of government funds spent in error, where another payor was actually responsible for the service, or a mistake was made in applying complex claim processing rules. In November 2008, CMS estimated that 10.5% of Medicaid claims are paid in error. The Company’s services focus on containing costs by reducing this error rate.

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

The Company’s services draw upon its proprietary information management and data mining techniques, and include coordination of benefits, cost avoidance, and program integrity. In 2008, the Company recovered more than $1 billion for its clients and provided data to clients that assisted them in preventing billions of dollars more in erroneous payments.

The Company provides the following services:

•	Coordination of benefits services route claims already paid by a government program to the liable third party, which then reimburses the government payor. State Medicaid programs, Medicare, and the Veterans Health Administration must all coordinate benefits with other payors to ensure that claims are paid by the entitlement program, group health plan or other party that actually bears responsibility for a particular incident of medical service. By properly coordinating benefits, these programs are able to recover dollars spent in error and avoid future costs.

•	Cost avoidance services provide validated insurance coverage information that is used by government payors to reject claims that are the responsibility of a third party, typically a group health plan sponsored by a beneficiary’s employer. Child support agencies use this information to enforce child support orders requiring that non-custodial parents provide health insurance coverage for their children. With verified insurance information, healthcare payors can avoid future unnecessary costs.

•	Program integrity services are designed to review claims paid by government programs, identify payment errors, and then recover the erroneous payments, if appropriate. The Company assists states in ensuring integrity and accuracy of medical and pharmacy claims through audits, data mining, clinical review, repricing, and recoupment services.

To perform its services, the Company aggregates medical claim, health insurance and other beneficiary data from a variety of sources. The data is mined to identify instances of health insurance coverage, or claims that were paid in error for administrative or clinical reasons. The Company provides its clients with ways to recover funds or avoid future errors, including validating primary insurance coverage, generating electronic claims to liable third parties, documenting liens that attach to personal injury litigation and estates, and enrolling children under the insurance of non-custodial and custodial parents.

Customers

A majority of the Company’s customers are state Medicaid agencies. From 2005 through 2008, the Company increased its penetration into the Medicaid managed care market, as states increased their use of contracted health plans. At the conclusion of 2008, the Company served 36 state Medicaid agencies and 92 Medicaid health plans (under 37 contracts).

In 2007, the Company was awarded an umbrella audit contract by CMS under the Medicaid Integrity Program. The contract qualifies the Company to bid on individual Task Orders issued by CMS for a variety of auditing functions designed to identify inappropriate payments made to Medicaid providers. In 2008, CMS awarded the Company a Medicaid Integrity Program (MIP) Task Order, under which HMS examines payments to providers made under Title XIX of the Act. HMS performs these services in the CMS Dallas Jurisdiction.

HMS also provides coordination of benefits and third party insurance identification services to 21 Veterans Integrated Service Networks of the Veterans Health Administration, and child support agencies in 11 states.

In most cases, customers pay HMS contingency fees calculated as a percentage of the amounts recovered, or fixed fees for cost avoidance data. Most contracts have terms of three to four years.

The Company’s largest client in 2008 was the New York State Office of Medicaid. This client accounted for 7.9%, 8.9% and 3.6% of the Company’s total revenue in the years ended December 31, 2008, 2007 and 2006, respectively. The New York State Office of Medicaid became a client of the Company in September 2006 as part of our acquisition of all or substantially all of the assets used exclusively in the Public Consulting Group, Inc. (PCG) Benefits Solutions Practice Area (BSPA). The Company provides services to this client pursuant to a contract awarded in October 2001 and subsequently re-procured through January 6, 2015. The Company’s second largest client in 2008 was the New Jersey Department of Human Services. This client accounted for 6.6%, 7.1%, and 10.9% of the Company’s total revenue in the years ended December 31, 2008, 2007, and 2006, respectively. The Company provides services to this client pursuant to a contract awarded in January 2008 for an initial three year contract term with two additional one-year renewals through December 2012. This customer has been a client of the Company since 1985. The loss of either one of these contracts would have a material impact upon the Company’s financial position, results of operations and cash flows.

The list of our ten largest clients changes periodically. The concentration of revenue in the ten largest accounts was 43.5%, 42.5% and 50.5% of our revenue in the fiscal years ended December 31, 2008, 2007, and 2006, respectively. In many instances, we provide our services pursuant to agreements subject to competitive re-procurement. All of the agreements with our ten largest clients expire prior to 2015. Many of these contracts may be terminated at will. We cannot provide any assurance that any of these agreements will be renewed and, if renewed, that the fee rates will be equal to those currently in effect.

Market Trends/Opportunities

CMS estimated in November 2008 that 10.5% of Medicaid claims are paid in error, including payments made to beneficiaries who were not eligible for either the program or for the services received. The Company’s coordination of benefits services and program integrity services address these errors.

Containing healthcare expenditures presents challenges for the government due to the number and variety of programs at the state and federal level, the government appropriations process, and the rise in the cost of care and number of beneficiaries. At the same time, more than half the states in the U.S. are experiencing fiscal stress and projecting significant budget deficits, making cost containment a high priority.

Government healthcare programs continue to grow. The Congressional Budget Office has projected that Medicaid and Medicare will continue to grow indefinitely at a rate of approximately 8% per year.

In 2008, Medicare covered approximately 45 million people and spent approximately $461 billion. Medicaid covered about 49 million people at any given time during 2008, although more than 60 million people passed through the program over the course of the year. In 2008, Medicaid spent approximately $339 billion. The uninsured population numbers about 45 million lives, the healthcare cost of which falls disproportionately on municipalities. Altogether, the government programs served by the Company covered approximately 94 million people and spent nearly $800 billion in 2008. Under the new Obama administration, there is a focus on expanding healthcare coverage to a large portion of the uninsured by utilizing existing programs, including Medicaid, Medicare, State Children’s Health Insurance Program (SCHIP), and commercial insurance.

Coordinating benefits among these growing programs represents both an enormous challenge and an opportunity for HMS.

Competition

HMS competes primarily with large business outsourcing and technology firms, and with small regional firms specializing in one or more of its services, in addition to the states themselves, which may elect to perform coordination of benefits and cost avoidance functions in-house. Against these competitors, the Company typically succeeds on the basis of its leadership position in the marketplace, staff expertise, extensive benefit eligibility database, proprietary systems and processes, existing relationships, effectiveness in cost recoveries and pricing.

Business Strategy

Over the course of 2009, the Company expects to grow its business through a number of strategic initiatives that may include:

•	Drive organic growth. HMS will continue to tap demand for its services created by the steadily increasing expenditures of government-funded healthcare, particularly in the managed care arena, as a greater proportion of the Medicaid and Medicare population are enrolled in contracted, risk-bearing health plans or prescription drug plans.

•	Strengthen regulatory framework. On behalf of its clients, HMS will take advantage of congressional and state legislation reinforcing the ability of government agencies to implement more rigorous cost-containment programs.

•	Expand scope. HMS will actively seek to expand its role with existing clients, extending its reach to new services and claim types, and earlier access to claim data.

•	Improve the quality and effectiveness of our services. HMS plans to continue implementing new technology and processes to continuously better engineer the services we provide our clients, enabling us to increase recovery cost-containment and customer satisfaction.

•	Add new clients. The Company will continue to market additional programs, including SCHIP, middle market Medicaid managed care plans, and state employee benefit plans.

•	Expand program integrity footprint. HMS will seek to acquire new business under the federal Medicaid Integrity Program, as well as at the state level.

•	Add new services. Where opportunities exist, the Company will continue to add services closely related to cost containment through internal development and/or acquisition.

Employees

As of December 31, 2008, the Company had 922 full time employees. No employees are covered by a collective bargaining agreement or are represented by a labor union. HMS believes its relations with its employees are good.

Financial Information About Industry Segments

Beginning in the first quarter of 2007, the Company was managed and operated as one business, with a single management team that reports to the chief executive officer. The Company does not operate separate lines of business with respect to any of its product lines. Accordingly, the Company does not prepare discrete financial information with respect to separate product lines or by location and does not have separately reportable segments as defined by Statement of Financial Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Available Information

The Company maintains a website that contains various information about it and its services, accessible at www.hmsholdings.com. Through our website, we make available, free of charge, access to all reports filed with the U.S. Securities and Exchange Commission (SEC) including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and Proxy Statements, as well as amendments to these reports or statements, as filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, after we electronically file such material with, or furnish it to, the SEC. Additionally, our corporate governance materials, including the charters of the Audit, Compensation and Compliance Committees and the code of ethical behavior, may also be found under the “Company Overview/Corporate Governance” section of our web site. We make no provisions for waivers of the code of ethical behavior. A copy of the foregoing corporate governance materials is available upon written request. The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

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

Our revenue and consequently our operating results may vary significantly from period to period as a result of a number of factors, including the loss of customers, fluctuations in sales activity given our sales cycle of approximately three to eighteen months, and general economic conditions as they affect healthcare providers and payors. Further, we have experienced significant variations in our revenue between reporting periods due to the timing of periodic revenue recovery projects and the timing and delays in third-party payors’ claim adjudication and ultimate payment to our clients where our fees are contingent upon such collections. The extent to which future revenue variations could occur due to these factors is not known and cannot be predicted. As a consequence, our results of operations are subject to significant fluctuations and our results of operations for any particular quarter or fiscal year may not be indicative of results of operations for future periods. A significant portion of our operating expenses are fixed, and are based primarily on revenue and sales forecasts. Any inability on our part to reduce spending or to compensate for any failure to meet sales forecasts or receive anticipated revenues could magnify the adverse impact of such events on our operating results.

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

We Face Significant Competition For Our Services

Competition for our services is evident in the markets we serve. Increased competition could result in reductions in our prices, gross margins and market share. We compete with other providers of healthcare information management and data processing services, as well as healthcare consulting firms. Some competitors have formed business alliances with other competitors that may affect our ability to work with some potential customers. In addition, if some of our competitors merge, a stronger competitor may result.

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

We Are Subject To Extensive Government Regulation, And Any Violation Of The Laws And Regulations Applicable To Us Could Reduce Our Revenue And Profitability And Otherwise Adversely Affect Our Operating Results

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

We Must Comply With Restrictions On Patient Privacy And Information Security, Including Taking Steps To Ensure That Our Business Associates Who Obtain Access To Sensitive Patient Information Maintain Its Confidentiality

The use of individually identifiable data by our businesses is regulated at the federal and state levels. These laws and rules are changed frequently by legislation or administrative interpretation. Various state laws address the use and disclosure of individually identifiable health data. Most are derived from the privacy and security provisions in the federal Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act of 1996 (HIPAA). HIPAA also imposes guidelines on our business associates (as this term is defined in the HIPAA regulations). Even though we provide for appropriate protections through our contracts with our business associates, we still have limited control over their actions and practices. Compliance with these proposals, requirements, and new regulations may result in cost increases due to necessary systems changes, the development of new administrative processes, and the effects of potential noncompliance by our business associates. They also may impose further restrictions on our use of patient identifiable data that is housed in one or more of our administrative databases.

Our Business Depends On Effective Information Systems And The Integrity Of The Data In Our Information Systems

Our ability to accurately report our financial results depends on the integrity of the data in our information systems. As a result of our acquisition activities, we have acquired additional systems. We have been taking steps to reduce the number of systems we operate. If we encountered a business disruption, found the information we rely upon to run our businesses to be inaccurate or unreliable, or if we failed to maintain our information systems and data integrity effectively, we could lose existing customers, have difficulty attracting new customers, have problems in establishing appropriate pricing, have disputes with customers and other healthcare providers, have regulatory problems, have increases in operating expenses or suffer other adverse consequences.

We Depend On Information Suppliers. If We Are Unable To Manage Successfully Our Relationships With A Number Of These Suppliers, The Quality And Availability Of Our Services May Be Harmed

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

We Depend On Our Largest Clients For Significant Revenue, And If We Lose A Major Client, Our Revenue Could Be Adversely Affected

We generate a significant portion of our revenue from our largest clients. For the years ended December 31, 2008, 2007, and 2006, our three largest clients accounted for approximately 20%, 22% and 27% of our revenue from continuing operations, respectively. If we were to lose a major client, our results of operations and cash flows could be materially and adversely affected by the loss of revenue, and we would seek to replace the client with new business, of which there could be no assurance.

Our Indebtedness Results In Significant Debt Service Obligations And Limitations

We have outstanding debt service obligations. Substantially all of our assets used in our business operations secure our obligations under our credit facilities. Our indebtedness may pose important consequences to investors, including the risks that:

•	we will use a portion of our cash flow from operations to pay principal and interest on our debt, thereby reducing the funds available for acquisitions, working capital, capital expenditures and other general corporate purposes;

•	increases in our borrowings under our credit facilities may make it more difficult to satisfy our debt obligations;

•	our borrowings under our credit facilities bear interest at variable rates, which could create higher debt service requirements if market interest rates increase;

•	our degree of leverage may limit our ability to withstand competitive pressure and could reduce our flexibility in responding to changes in business and economic conditions;

•	our degree of leverage may hinder our ability to adjust rapidly to changing market conditions and could make us more vulnerable to downturns in the economy or in our industry; and

•	our failure to comply with debt covenants could result in our indebtedness being immediately due and payable.

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

We May Not Be Able To Realize The Entire Book Value Of Goodwill And Other Intangible Assets From Acquisitions

As of December 31, 2008, we have approximately $82.3 million of goodwill and $19.8 million of intangible assets. We have implemented the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that existing goodwill not be amortized, but instead be assessed annually or sooner for impairment if circumstances indicate a possible impairment. We will monitor for impairment of goodwill on past and future acquisitions. We perform our impairment testing in the second quarter of each year. In the event that the book value of goodwill is impaired, any such impairment would be charged to earnings in the period of impairment. There can be no assurances that future impairment of goodwill under SFAS No. 142 will not have a material adverse effect on our business, financial condition or results of operations. Management performs the goodwill valuation.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our New York City corporate headquarters consists of approximately 70,000 square feet of leased space. In addition, as of December 31, 2008, we leased approximately 192,000 square feet of office space in 26 other locations throughout the United States. See Note 14 of the Notes to Consolidated Financial Statements for additional information about our lease commitments.

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

Our common stock is included in the Nasdaq Global Select Market (symbol: HMSY). As of the close of business on March 5, 2009, there were approximately 37,000 holders of record of our common stock, including the individual participants in security position listings. We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Our current intention is to retain earnings to support the future growth of our business.

The table below summarizes the high and low sales prices per share for our common stock for the periods indicated, as reported on the Nasdaq Global Select Market.

	High	Low

Year ended December 31, 2008:
Quarter ended December 31, 2008	$31.93	$18.91
Quarter ended September 30, 2008	27.39	19.44
Quarter ended June 30, 2008	30.05	18.13
Quarter ended March 31, 2008	37.09	26.97
Year ended December 31, 2007:
Quarter ended December 31, 2007	$34.22	$24.31
Quarter ended September 30, 2007	27.25	16.92
Quarter ended June 30, 2007	22.80	17.63
Quarter ended March 31, 2007	22.99	14.78

Equity Compensation Plan Information

The following table summarizes the total number of outstanding options and shares available for other future issuances of options under all of our equity compensation plans as of December 31, 2008.

			Number of Securities Remaining
	Number of Securities to	Weighted-Average	Available for Future Issuance
	be Issued upon Exercise	Exercise Price of	Under Equity Compensation
	of Outstanding Warrants,	Outstanding Warrants,	Plans (Excluding Securities
	Options and Rights	Options and Rights	Reflected in Column (a)
Plan Category	(a)	(b)	(c)(2)

Equity Compensation Plans approved by Shareholders(1)	3,365,189	$12.94	374,299
Equity Compensation Plans not approved by Shareholders(3)	701,250	$8.98	—

Total	4,066,439	$12.26	374,299

(1)	This includes options to purchase shares outstanding under: (i) the 2006 amended and restated Stock Plan the 2006 Stock Plan, (ii) the 1999 Long-Term Incentive Plan, and (iii) the 1995 Non-Employee Director Stock Option Plan.

(2)	These shares remain available for issuance under the 2006 Stock Plan.

(3)	Options issued under plans not approved by the shareholders include (i) 300,000 options granted in March 2001 to our Chairman and Chief Executive Officer in connection with his joining us, (ii) 341,250 inducement options granted in September 2006 to ten former senior executives of BSPA in connection with their joining us and (iii) 60,000 inducement options granted to the Chief Financial Officer in 2007.

Issuer Purchases of Equity Securities

On May 28, 1997, the Board of Directors authorized the Company to repurchase such number of shares of our common stock that have an aggregate purchase price not to exceed $10 million. On February 24, 2006, the Board of Directors increased the authorized aggregate purchase price by $10 million to an amount not to exceed $20 million. During the years ended December 31, 2008, 2007 and 2006, there were no repurchases. At December 31, 2008, $10.6 million remains authorized for repurchases under the program.

Comparative Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholders return of the NASDAQ Composite Index, the NASDAQ Computer and Data Processing Index and the NASDAQ Health Services Index assuming an investment of $100 on December 31, 2003.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among HMS Holdings Corp., The NASDAQ Composite Index,
The NASDAQ Computer & Data Processing Index And The NASDAQ Health Services Index

Total return assumes $100 invested on December 31, 2003 in our common stock, the NASDAQ Composite Index, the NASDAQ Computer and Data Processing Index and the NASDAQ Health Services Index with the reinvestment of dividends through fiscal year ended December 31, 2008.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
HMS Holdings Corp.	100.00	224.44	190.77	377.81	828.18	786.03
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
NASDAQ Computer & Data Processing	100.00	115.62	118.29	133.40	158.91	90.83
NASDAQ Health Services	100.00	127.29	135.26	141.82	142.06	100.14

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data at and for each of the five fiscal years in the period ended December 31, 2008. It should be read in conjunction with the Consolidated Financial Statements and Supplementary Data thereto, included in Item 8 of this Report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Statement of Operations Data:
Revenue	$184,495	$146,651	$87,940	$60,024	$50,451
Operating expenses	147,765	118,370	80,115	52,448	45,327

Operating income	36,730	28,281	7,825	7,576	5,124
Interest expense	(1,491)	(2,207)	(1,014)	—	—
Interest and other income	719	475	1,686	1,238	313

Income from continuing operations before income taxes	35,958	26,549	8,497	8,814	5,437
Income tax expense	14,583	11,593	3,588	465	103

Income from continuing operations	21,375	14,956	4,909	8,349	5,334

Discontinued operations:
Income from discontinued operations, net	—	—	416	839	2,377
Estimated loss on disposal of discontinued operations, net	—	—	—	(1,161)	—

Income (loss) from discontinued operations	—	—	416	(322)	2,377

Net income	$21,375	$14,956	$5,325	$8,027	$7,711

Net Income Per Common Share:
Basic income (loss) per share
From continuing operations	$0.85	$0.63	$0.23	$0.42	$0.28
From discontinued operations	—	—	0.02	(0.01)	0.12

Income per share — Basic	$0.85	$0.63	$0.25	$0.41	$0.40

Diluted income (loss) per share:
From continuing operations	$0.80	$0.57	$0.21	$0.37	$0.24
From discontinued operations	—	—	0.01	(0.01)	0.11

Income per share — Diluted	$0.80	$0.57	$0.22	$0.36	$0.35

Weighted average shares:
Basic	25,048	23,904	21,731	19,865	19,074

Diluted	26,816	26,249	23,859	22,287	22,275

	As of December 31,
	2008	2007	2006	2005	2004

Balance Sheet Data:
Cash and cash equivalents	$49,216	$21,275	$12,527	$41,141	$31,696
Working Capital	70,753	37,110	25,264	52,535	44,147
Total assets	222,513	188,100	157,243	87,601	76,663
Long-term debt	11,025	17,325	23,625	—	—
Shareholders’ equity	$178,362	$138,749	$106,907	$72,769	$60,398

Notes to Selected Consolidated Financial Data

•	Discontinued Operations. In 2005, we sold the business of our former subsidiary, Accordis Inc. (Accordis). As this business was previously presented as a separate reportable segment and represented a separate class of customer and major business, the operating results are presented as discontinued operations for all periods presented. See Note 1(b) of the Notes to Consolidated Financial Statements for additional information about our presentation of discontinued operations.

•	On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at fair value. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the consolidated statement of operations over the remaining service period after the adoption date based on the award’s original estimate of fair value. Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations. No compensation expense related to stock option plans was reflected in the Company’s consolidated statements of operations as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. Results for prior periods have not been restated. See Note 12 of the Notes to Consolidated Financial Statements for additional information about our shared-based compensation plans.

•	On September 13, 2006, the Company completed an acquisition of all of the assets used exclusively or primarily by BSPA for $81.2 million in cash, 1,749,800 shares of the Company’s common stock valued at $24.4 million and a contingent cash payment of up to $15.0 million if certain revenue targets were met for the twelve months ending June 30, 2007. As the revenue targets were exceeded, the Company accrued $15.0 million of additional consideration due PCG at June 30, 2007, which increased goodwill resulting from the BSPA acquisition. The $15.0 million was paid to PCG on September 28, 2007. BSPA provided a variety of cost avoidance, insurance verification, recovery audit and related services to state Medicaid agencies, children and family services agencies, the U.S. Department of Veterans Affairs, and the Centers for Medicare and Medicaid Services. See Note 3 of the Notes to Consolidated Financial Statements for additional information about our BSPA acquisition.

•	On October 5, 2007, HMS Holdings Acquisition Corp. purchased the net assets of Peer Review Systems, Inc. doing business as Permedion, an independent healthcare quality review and improvement organization based in Westerville, Ohio. The acquisition of Permedion did not have a material effect on the Company’s fiscal year 2008 and 2007 earnings or liquidity. See Note 3 of the Notes to Consolidated Financial Statements for additional information about our Permedion acquisition.

•	On September 16, 2008, the Company purchased the net assets of Prudent Rx, an independent pharmacy audit and cost containment company based in Culver City, California. With this acquisition, the Company further expanded its portfolio of program integrity service offerings for government healthcare programs and managed care organizations, particularly in the pharmacy arena. The acquisition of Prudent Rx did not have a material effect on the Company’s fiscal year 2008 earnings or liquidity. See Note 3 of the Notes to Consolidated Financial Statements for additional information about our Prudent Rx acquisition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with a discussion of the critical accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we present a business overview followed by a discussion of our results of operations. We then provide an analysis of our liquidity and capital resources, including discussions of our cash flows, sources of capital and financial commitments.

The following discussions and analysis of financial condition and results of operations should be read in conjunction with the other sections of this Report, including the Consolidated Financial Statements and Supplemental Data thereto appearing in Part II, Item 8 of this Report, the Risk Factors appearing in Part I, item 1A of this Report and the disclaimer regarding forward-looking statements appearing at the beginning of Part I, Item 1 of this Report. Historical results set forth in Part II, Item 6 and Item 8 of this Report should not be taken as indicative of our future operations.

Critical Accounting Policies

Revenue Recognition.  We principally recognize revenue for our service offerings when third party payors remit payment to our customers and consequently the contingency is deemed to have been satisfied. Arrangements including both implementation and transaction related revenue are accounted for as a single unit of accounting. Since implementation services do not carry a standalone value, the revenue relating to these services is recognized over the term of the customer contract to which it relates. Due to this revenue recognition policy, our operating results may vary significantly from quarter to quarter because of the timing of such collections by our customers and the fact that a significant portion of our operating expenses are fixed.

Expense Classifications:  The Company’s cost of services in its statement of income is presented in the seven categories noted below. Each category of cost excludes costs relating to selling, general and administrative functions which are presented separately as a component of total operating expenses. All revenue and cost are reported under one operating segment. A description of the primary costs included in each category is provided below:

•	Compensation: Salary, fringe benefit, bonus and stock based compensation costs.

•	Data processing: Hardware, software and data communication cost.

•	Occupancy: Rent, utilities, depreciation, office equipment, repair and maintenance costs.

•	Direct project costs: Variable costs incurred from third party providers that are directly associated with specific revenue generating projects.

•	Other operating costs: Professional fees, temporary staffing, travel and entertainment, insurance and local and property tax costs.

•	Amortization of intangibles: Amortization cost of acquisition-related software and intangible assets.

•	Selling, general and administrative: Consists of costs related to general management, marketing and administration activities.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize a change in the liability for unrecognized tax benefits.

At December 31, 2008, the Company had net operating loss carry-forwards (NOLs) of $0.5 million which are subject to the limitation imposed by Section 382 of the Internal Revenue Code of 1984 (the Code), as amended and $1.5 million, which is available to offset future federal, state and local taxable income respectively. The $1.5 million relates to disqualifying dispositions for which the Company recognizes no tax benefit in its financial statements as of December 31, 2008. The impact of this benefit will be recorded by a debit to income tax payable and a credit to capital in excess of par value rather than income when utilized. During 2008, the Company recorded a tax benefit of $10.5 million related to the utilization of disqualifying dispositions by reducing income tax payable and crediting capital. The Company utilized $13.1 million of disqualifying dispositions generated from 2008 stock option exercises and utilized $13.5 million of NOL from stock option carry-forwards from 2007 to recognize this tax benefit.

There was no change in the Company’s valuation allowance in 2008 and 2007. The Company recognized decreases in the valuation allowance related to the Company’s ability to realize its deferred assets of $0.7 million for the year ended December 31, 2006. At December 31, 2008, the Company has a valuation allowance of $2.7 million. The sale of Accordis in 2005 resulted in a capital loss of $6.0 million, which can be carried forward for five years and produced a deferred tax asset of $2.5 million. The Company believes the available objective evidence, principally the capital loss carryforward being utilizable to offset only future capital gains, creates sufficient uncertainty regarding the realizability of its capital loss carryforward that it is more likely than not that substantially all of the capital loss carryforward is not realizable.

The remaining valuation allowance of $0.2 million relates to certain state NOLs where there is sufficient doubt about the Company’s ability to utilize these NOLs, that it is more likely than not that this portion of the state NOLs are not realizable.

The net deferred tax asset is $3.7 million and $3.8 million, net of the valuation allowance of $2.7 million, as of December 31, 2008 and 2007, respectively.

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

Estimating valuation allowances and accrued liabilities, such as bad debts.  The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. In particular, management must make estimates of the uncollectability of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The accounts receivable balance was $45.2 million, net of allowance for doubtful accounts of $0.7 million, as of December 31, 2008.

Share-based Compensation.  We adopted the provisions of, and account for share-based compensation in accordance with, SFAS No. 123(R) during the first quarter of 2006. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

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

Business Overview

Beginning in the first quarter of 2007, the Company was managed and operated as one business, with a single management team that reports to the chief executive officer. The Company does not operate separate lines of business with respect to any of its product lines. Accordingly, the Company does not prepare discrete financial information with respect to separate product lines or by location and does not have separately reportable segments as defined by Statement of Financial Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

On September 13, 2006, we acquired BSPA for $81.2 million in cash, 1,749,800 shares of the Company’s common stock valued at $24.4 million and a contingent cash payment of up to $15.0 million if certain revenue targets were met for the twelve months ending June 30, 2007. As the revenue targets were exceeded, the Company accrued $15.0 million of additional consideration due PCG at June 30, 2007, which increased goodwill resulting from the BSPA acquisition. The $15.0 million was paid to PCG on September 28, 2007.

To finance the acquisition of BSPA, we also entered into a credit agreement (the Credit Agreement) with several banks and other financial institutions with JPMorgan Chase Bank, N.A. (JPMCB), as administrative agent. The Credit Agreement provides for a term loan of $40 million (the Term Loan) and revolving credit loans of up to $25 million (the Revolving Loan). Borrowings under the Credit Agreement mature on September 13, 2011. At December 31, 2008, we had $17.3 million of debt outstanding and principal of $6.3 million was repaid during the year ended December 31, 2008. At December 31, 2008, the term loan bore interest at LIBOR plus 100 basis points or 2.5%. We are exposed to changes in interest rates, primarily from this loan. To reduce this exposure, we use an interest rate swap agreement to fix the interest rate on the variable debt and reduce certain exposures to interest rate fluctuations. Our interest rate swaps effectively converted $12.0 million of this variable rate debt to fixed rate debt.

As BSPA exceeded the targeted revenue amount defined in the purchase agreement for the twelve months ended June 30, 2007, $15.0 million of additional cash consideration was due PCG. This amount was recorded in goodwill and was paid to PCG on September 28, 2007 from existing cash balances and funds generated by operations. Please refer to the liquidity section following for further discussion.

On October 5, 2007, HMS Holdings Acquisition Corp purchased the net assets of Peer Review Systems, Inc. doing business as Permedion, an independent healthcare quality review and improvement organization based in Westerville, Ohio. With this acquisition, the Company augments its portfolio of program integrity service offerings for state Medicaid agencies and managed care organizations. Permedion provides independent external medical review on issues of quality of care, medical necessity and experimental/investigational treatment to both state government and private clients across the country. The Company works with government agencies, including

Medicaid, Medicare, state insurance departments and corrections departments to help ensure that services are billed appropriately and that the care provided is medically necessary. The purchase price was paid in cash and was accounted for under the asset purchase accounting method. The acquisition of Permedion did not have a material effect on the Company’s fiscal years 2008 and 2007 earnings or liquidity. See Note 3 of the Notes to Consolidated Financial Statements for additional information about our acquisitions.

On September 16, 2008, the Company purchased the net assets of Prudent Rx, an independent pharmacy audit and cost containment company based in Culver City, California. With this acquisition, the Company further expanded its portfolio of program integrity service offerings for government healthcare programs and managed care organizations, particularly in the pharmacy arena. Prudent Rx’s key products and services include audit programs, program design and benefit management, as well as general and pharmacy systems consulting. The purchase price was paid in cash and was accounted for under the asset purchase accounting method. The acquisition of Prudent Rx did not have a material effect on the Company’s fiscal year 2008 earnings or liquidity. See Note 3 of the Notes to Consolidated Financial Statements for additional information about our acquisitions.

Our revenue, most of which is derived from contingent fees, grew at an average compounded rate of approximately 33.9% per year for the last five years. Our growth has been attributable to acquisitions as well as the growth in Medicaid costs, which has historically averaged approximately 8% annually. State governments also have increased their use of vendors for coordination of benefits and other cost containment functions, and we have been able to increase our revenue through these initiatives. Leveraging our work on behalf of state Medicaid fee for service programs, we have begun to penetrate the Medicaid managed care market, into which more Medicaid lives are being shifted. As of December 31, 2008, the Company served 36 state Medicaid agencies and 92 Medicaid health plans (under 37 contracts) — including several of the largest in the nation — as our clients.

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

Years Ended December 31, 2008 and 2007

The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Income expressed as a percentage of revenue:

	Years Ended
	December 31,
	2008	2007

Revenue	100.0%	100.0%
Cost of services
Compensation	32.8%	31.5%
Data processing	6.0%	6.3%
Occupancy	5.5%	5.7%
Direct project costs	15.3%	15.5%
Other operating costs	5.9%	4.5%
Amortization of intangibles	2.6%	3.2%

Total cost of services	68.1%	66.7%
Selling general & administrative expenses	12.0%	14.0%

Total operating expenses	80.1%	80.7%

Operating income	19.9%	19.3%
Interest expense	(0.8)%	(1.5)%
Net interest income	0.4%	0.3%

Income before income taxes	19.5%	18.1%
Income taxes	(7.9)%	(7.9)%

Net income	11.6%	10.2%

Operating Results

Revenue for the year ended December 31, 2008 was $184.5 million, an increase of $37.8 million or 25.8% compared to revenue of $146.7 million in the prior fiscal year ended December 31, 2007. The revenue increase reflects the organic growth in existing client accounts, the addition of new clients, including those gained through acquisition, changes in the yields and scope of client projects, and differences in the timing of when client projects were completed in the current year compared to the prior year.

Compensation expense as a percentage of revenue was 32.8% in the current year compared to 31.5% in the prior year and for 2008 was $60.6 million, an increase of $14.4 million, or 31.1% from the prior year period expense of $46.2 million. This increase reflected $12.5 million in additional salary expense and $1.9 million of additional expense related to employee benefits. For the year ended December 31, 2008, we averaged 783 employees, a 29.2% increase over the year ended December 31, 2007, during which we averaged 606 employees. The increase reflects the addition of new staff as a result of our acquisition of the business of Peer Review Systems, Inc., doing business as Permedion, during the fourth quarter of 2007, our acquisition of Prudent Rx during the third quarter of 2008, and the addition of staff in the areas of customer support, technical support and operations during 2008.

Data processing expense as a percentage of revenue was 6.0% in the current fiscal year compared to 6.3% in the prior fiscal year and for 2008 was $11.0 million, an increase of $1.7 million or 18.3% compared to the prior year expense of $9.3 million. Revenue growth drove the need for increased capacity in our mainframe environment. Expenses increased by $0.5 million relating to depreciation and amortization of equipment and software, $0.5 million relating to software leases and maintenance, $0.3 million relating to equipment rental and maintenance, and $0.3 million for network communications and $0.1 million for data processing supplies as required by business expansion.

Occupancy expense as a percentage of revenue was 5.5% in the current year compared to 5.7% in the prior year and for 2008 was $10.1 million, an increase of $1.6 million or 19.5% from the prior year expense of $8.4 million. This increase reflected approximately $1.1 million of additional rent and facilities expense, and $0.5 million of additional depreciation of leasehold improvements, furniture and fixtures and telephone systems. Increases totaling $0.3 million for utilities, building services and moving expenses were offset by decreases in fixed assets disposals of $0.3 million.

Direct project expense as a percentage of revenue was 15.3% in the current year compared to 15.5% in the prior year and for 2008 was $28.4 million, an increase of $5.7 million or 24.8% from the prior fiscal year expense of $22.8 million. This increase resulted from revenue growth for the period, and is within our usual 14%-17% direct costs expense rate as a percentage of revenue range.

Other operating expenses as a percentage of revenue were 5.9% in the current year compared to 4.5% in the prior year and for 2008 were $10.8 million, an increase of $4.3 million or 65.6% compared to the prior year expense of $6.5 million. This increase resulted from a $2.4 million increase in temporary help and consulting a $0.8 million increase in travel expenses, and a $0.4 million increase in legal expenses associated with operational departments. Additionally $0.4 million of relocation expense was incurred relating to shifting staff to our Texas service center. Finally, supplies, printing, postage, delivery and training expenditures within our operational departments increased by $0.3 million resulting from office related expenses.

Amortization of acquisition-related software and intangibles as a percentage of revenue was 2.6% for 2008 compared to 3.2% in the prior year, an increase of $0.1 million or 1.6% compared to prior year expense. Amortization of software and intangibles expense of $4.7 million primarily consists of amortization of customer relationships and software in both periods. The increase compared to last year resulted from our acquisitions of Permedion, Inc. in 2007 and Prudent Rx in 2008.

Selling, general, and administrative expenses as a percentage of revenue were 12.0% for 2008 compared to 14.0% in the prior year and for 2008 were $22.1 million, an increase of $1.6 million or 8.0%, compared to the prior year expense of $20.5 million. The $1.6 million increase reflected a $2.3 million increase in compensation cost and a $0.3 million increase in data processing charges which were partially offset by a $1.0 million decrease in the professional fee cost primarily associated with reduced usage of temporary help and consultants.

Operating income for the year ended December 31, 2008 was $36.7 million or 19.9% of revenue compared to $28.3 million or 19.3% of revenue in the prior year. This increase was primarily the result of increased revenue partially offset by incremental operating cost incurred during the year ended December 31, 2008.

Interest expense was $1.5 million for 2008 compared to $2.2 million in 2007. In both periods, interest expense was attributable to borrowings under the Term Loan and amortization of deferred financing costs. Interest income of $0.7 million in 2008 compared to interest income of $0.5 million in 2007, and resulted from higher cash balances in 2008.

Income tax expense of $14.6 million was recorded in 2008, an increase of approximately $3.0 million compared to 2007. Our effective tax rate decreased to 40.6% in 2008 from the 43.7% for the year ended December 31, 2007 primarily due to a change in state apportionments and utilization of NOL’s from prior periods. The Company’s tax provision in 2008 is principally a current tax provision for which the Company utilized net operating losses from disqualifying dispositions to reduce its current tax payable. The principal difference between the statutory rate and the Company’s effective rate is state taxes.

During 2008, the Company recorded a tax benefit of $10.5 million related to the utilization of disqualifying dispositions by reducing income tax payable and crediting capital. The Company utilized $13.1 million of disqualifying dispositions generated from 2008 stock option exercises and utilized $13.5 million of NOL from stock options carry-forwards from 2007 to recognize this tax benefit.

Net income of $21.4 million in the current year represents a $6.4 million increase over net income in the prior year period of $15.0 million.

Years Ended December 31, 2007 and 2006

The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Operations expressed as a percentage of revenue:

	Years Ended
	December 31,
	2007	2006

Revenue	100.0%	100.0%
Cost of services:
Compensation	31.5%	34.8%
Data processing	6.3%	7.4%
Occupancy	5.7%	5.9%
Direct project costs	15.5%	15.8%
Other operating costs	4.5%	5.1%
Amortization of intangibles	3.2%	7.3%

Total cost of services	66.7%	76.3%
Selling general & administrative expenses	14.0%	14.8%

Total operating expenses	80.7%	91.1%

Operating income	19.3%	8.9%
Interest expense	(1.5)%	(1.1)%
Net interest income	0.3%	1.9%

Income from continuing operations before income taxes	18.1%	9.7%
Income taxes	(7.9)%	(4.1)%

Income from continuing operations	10.2%	5.6%
Income from discontinued operations	—	0.4%

Net income	10.2%	6.0%

Continuing Operations:

Operating Results

Revenue for the year ended December 31, 2007 was $146.7 million, an increase of $58.7 million or 66.8% compared to revenue of $87.9 million in the prior fiscal year ended December 31, 2006. The revenue increase reflects the full year benefit of the incremental contracts obtained from the BSPA acquisition in September 2006 as well as additional clients, changes in volumes, yields and scope of client projects associated with our base business. Immediately following the BSPA acquisition, we began to convert its projects to our legacy-processing platform as well as integrating BSPA and HMS management teams. As a result, while a particular contract may have been acquired with BSPA, the results achieved reflect combined management and processing technology.

Compensation expense as a percentage of revenue was 31.5% in 2007 compared to 34.8% in the prior year and for 2007 was $46.2 million, an increase of $15.6 million, or 51.0% from the prior year period expense of $30.6 million. For the year ended December 31, 2007, we averaged 606 employees, a 55.0% increase over the year ended December 31, 2006, during which we averaged 391 employees. The increase reflects the addition of new staff required to handle higher transaction processing levels and provide executive level support in the areas of customer support, technical support and operations in 2007. Increases aggregating approximately $1.4 million resulted from variable compensation.

Data processing expense as a percentage of revenue was 6.3% in 2007 compared to 7.4% in the prior fiscal year and for 2007 was $9.3 million, an increase of $2.8 million or 42.0% compared to the prior year expense of $6.5 million. Revenue growth drove the need for increased capacity in our mainframe environment. Expenses increased by $1.6 million relating to the amortization and depreciation of additional purchases of equipment and software, $0.9 million for software leases and maintenance costs, and $0.3 million for network communication expenses resulting from our increased number of field offices.

Occupancy expense as a percentage of revenue was 5.7% in 2007 compared to 5.9% in the prior year and for 2007 was $8.4 million, an increase of $3.2 million or 61.6% from the prior year expense of $5.2 million. This increase principally reflected additional rent and facilities expense of $1.5 million largely resulting from our BSPA acquisition and office expansions, $0.5 million of additional depreciation for leasehold improvements, furniture and fixtures and telephone systems, $0.3 million for telephone and utilities, $0.3 million for fixed assets disposals, and $0.2 million for office equipment maintenance and rental. Fixed assets disposals of $0.3 million were incurred as part of moving our Texas processing facilities to a new location and $0.1 million of related occupancy costs.

Direct project expense as a percentage of revenue was 15.5% in 2007 compared to 15.8% in the prior year and for 2007 was $22.8 million, an increase of $8.9 million or 64.4% from the prior fiscal year expense of $13.8 million. This increase resulted from increased revenue for the period, and is within our usual 14% — 17% direct costs expense rate as a percentage of revenue.

Other operating costs as a percentage of revenue were 4.5% in 2007 compared to 5.1% in the prior year and in 2007 were $6.5 million, an increase of $2.0 or 44.4% compared to prior year costs of $4.5 million. This increase resulted from a $1.7 million increase in temporary help, consulting and professional fees, a $0.2 million increase in supplies expense, and a $0.1 million increase in travel expense.

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

Selling, general, and administrative expenses as a percentage of revenue were 14.0% for 2007 compared to 14.8% in the prior year and for 2007 were $20.5 million, an increase of $7.5 million or 58.0%, compared to the prior year expense of $13.0 million. The $7.5 million increase reflected a $3.0 million increase in compensation cost, a $0.5 million increase in data processing charges, a $2.7 million increase in professional fee cost, a $0.3 million increase in general operating expense, a $0.4 million increase in employee related cost, a $0.4 million increase in insurance and $0.2 million increase in travel and entertainment.

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

Income tax expense of $11.6 million was recorded in 2007, an increase of approximately $8.0 million compared to 2006. Our effective tax rate increased to 43.7% in 2007 from the 42.2% for the year ended December 31, 2006 primarily due to state allocations and an increase in the statutory rate. The Company’s tax provision in 2007 is principally a deferred provision as federal income taxes payable have been offset by the utilization of NOL carryforwards recorded as deferred tax assets in prior years as well as from the tax benefit of disqualifying dispositions of stock options recognized in additional paid in capital during the current year. Additionally, the amortization of intangible assets has reduced current taxable income. Taxes currently payable principally arise from federal alternative minimum tax requirements and state tax liabilities. The principal difference between the statutory rate and the Company’s effective rate is state taxes.

During the fourth quarter of 2007, we conducted a review of our state tax apportionments and existing entities structure. As a result of this study, we have re-aligned our state apportionments with our current business configuration and reorganized our subsidiary entities to take full advantage of our business services company.

Income from continuing operations was $15.0 million in 2007 compared to income from continuing operations of $4.9 million 2006. Income from discontinued operations in the prior year was $0.4 million resulting from the resolution of a contingent liability issue. Net income of $15.0 million in 2007 represents a $9.6 million increase over net income in the prior year period of $5.3 million.

As more fully discussed in Item 1. Business, and in Note 1(b) and Note 13(b) of the Notes to Consolidated Financial Statements, we reported the results of Accordis as discontinued operations for all periods presented. Income from discontinued operations in 2006 of $0.4 million resulted from the resolution of a contingent liability issue in 2006 and from the Accordis note receivable being paid off early with the remaining unamortized discount on note receivable recorded as income.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than the operating leases noted below.

Liquidity and Capital Resources

Historically, our principal source of funds has been operations and we have cash and cash equivalents to support our operating needs. At December 31, 2008, our cash and cash equivalents and net working capital were $49.2 million and $70.8 million, respectively. Although we expect that operating cash flows will continue to be a primary source of liquidity for our operating needs, we also have a $25.0 million Revolving Credit facility available for future cash flow needs. There have been no borrowings under the Revolving Loan, however, we have outstanding a $4.6 million irrevocable standby letter of credit that relates to contingent default payment obligations required by a contractual arrangement with a client.

For the fiscal year ended December 31, 2008, cash provided by operations was $30.9 million compared to $26.6 million in the prior year period. The current year period’s difference between net income of $21.4 million and cash provided by operations of $30.9 million was principally due to non-cash charges. Sources of cash totalling $15.6 million primarily included depreciation and amortization expense of $12.0 million and share-based compensation expense of $3.5 million. Partially offsetting these were uses of cash totaling $6.1 million as follows. Accounts receivable increased by $4.5 million related to a $10.7 million revenue increase in the fourth quarter of the current year compared to the fourth quarter in the prior year. Increases in prepaid and other current assets of $0.5 million primarily resulted from increases in prepaid software licenses and maintenance, consistent with increased processing capacity. Decreases in accounts payable and other liabilities of $1.0 million resulted from a reduction of accrued compensation-related liabilities of $1.9 million partially offset by a $0.9 million net increase in accounts payable and other liabilities consistent with the growth of our business.

During the current year period, cash used in investing activities was $11.4 million, $6.9 million of investments in property, equipment and software development and $4.5 million for the Prudent Rx acquisition. Cash provided by financing activities of $8.5 million consisted of a $10.5 million tax benefit from disqualifying dispositions and $4.2 million received from stock option exercises, partially offset by $6.3 million of principal payments on the Term Loan.

At December 31, 2008, we had $17.3 million of debt outstanding of the $40.0 million Term Loan originally borrowed to fund the BSPA acquisition. The Term Loan requires us to make quarterly payments of $1.575 million.

The number of days sales outstanding (DSO) at December 31, 2008 decreased to 78 days compared to 86 days at December 31, 2007 which approximates our historical experience.

Operating cash flows could be adversely affected by a decrease in demand for our services. Our typical client relationship, however, usually sustains over several years, and as a result we do not expect any decrease in demand in the near term.

Contractual Obligations

At December 31, 2008, our primary contractual obligations, which consist of principal maturities of long-term debt and amounts due under future lease payments, principally of facility lease obligations, are as follows (in thousands):

	Payments Due by Period
		Less than 1			More than 5
Contractual Obligations	Total	Year	2-3 Years	4-5 Years	Years

Operating leases	$32,991	$9,299	$15,096	$8,596	$—
Long-term debt	17,325	6,300	6,300	4,725	—
Interest expense(1)	999	720	279	—	—

Total	$51,315	$16,319	$21,675	$13,321	$—

(1)	Future interest payments are estimates of amounts due on long-term debt at current interest rates and based on scheduled repayments of principal.

We have entered into sublease arrangements for some of our facility obligations and expect to receive the following rental receipts (in thousands):

	Less than			More than
Total	1 Year	2-3 Years	4-5 Years	5 Years

$2,784	$613	$1,275	$896	$—

On May 28, 1997 the Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not in excess of $10 million. On February 24, 2006 our Board of Directors increased the authorized aggregate purchase price by $10 million to an amount not to exceed $20 million. During the years ended December 31, 2008, and 2007, no purchases were made. Cumulatively since the inception of the repurchase program, we have repurchased 1,662,846 shares having an aggregate purchase price of $9.4 million.

Inflation

General operating expenses are subject to normal inflationary pressure. Wages and other employee-related expenses increase during periods of inflation and when shortages in the skilled labor market occur. We also have a performance-based bonus plan to foster retention of and to incentivize certain employees.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with the exception of the application of the statement to the determination of fair value of non-financial assets and liabilities that are recognized or disclosed on a nonrecurring basis, which is effective for fiscal years beginning after November 15, 2008.

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

Effective January 1, 2008, we adopted SFAS No. 157 and have applied its provisions to financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually). We have not yet adopted SFAS 157 for non-financial assets and liabilities, in accordance with FASB staff position 157-2, which is effective for fiscal years beginning after November 15, 2008.

At December 31, 2008, our interest rate swap contract was being carried at fair value and measured on a recurring basis. Fair value is determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy. See Note 9 of the Notes to Consolidated Financial Statements for additional information about our swap agreements.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS 161). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how these instruments are accounted for, and how they affect the entity’s financial position, financial performance and cash flows. This new standard is effective for our Company as of January 1, 2009 and we are currently evaluating the impact on disclosures associated with our derivative and hedging activities.

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

We are exposed to changes in interest rates, primarily from our Term Loan. In 2006, we entered into an interest rate swap agreement to fix the interest rate at 5.3% on a portion of the debt to mitigate exposure to interest rate fluctuations. Since that time, market rates have declined and the required payments on the swap exceed those based upon the current market rates. Our risk management objective in entering into such contracts and agreements is only to reduce our exposure to the effects of interest rate fluctuations and not for speculative investment. At December 31, 2008, we had total bank debt of $17.3 million. Our interest rate swap effectively converted $12.0 million of this variable rate debt to fixed rate debt leaving approximately $5.3 million of the total long-term debt exposed to interest rate risk. If the effective interest rate for all of our variable rate debt were to increase by 100 basis points (1%), our annual interest expense would increase by a maximum of $53,000 based on the balances outstanding at December 31, 2008.

Item 8.	Financial Statements and Supplementary Data

The information required by Item 8 is found on pages 31 to 56 of this report.

Item 9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e)and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of December 31, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Our principal executive officer and principal accounting officer also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our chief executive officer and our chief financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued their report on the effectiveness of internal control over financial reporting as of December 31, 2008, a copy of which is included herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to our Annual Report on Form 10-K) to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2008 in connection with our 2009 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

See Item 10.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Item 10.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See Item 10.

Item 14.	Principal Accountant Fees and Services

See Item 10.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

A. Financial Statements, Financial Statement Schedule and Exhibits

1. The financial statements are listed in the Index to Consolidated Financial Statements on page 31.

2. Financial Statement Schedule II — Valuation and Qualifying Accounts is set forth on page 56. All other financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

3. The Exhibits are set forth on the Exhibit Index on page 57.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMS Holdings Corp.
       (Registrant)

By:	/s/ William C. Lucia
William C. Lucia
Chief Executive Officer, Director

Date: March 10, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert M. Holster Robert M. Holster	Chairman, Board of Directors	March 10, 2009

/s/ William C. Lucia William C. Lucia	Chief Executive Officer, Director	March 10, 2009

/s/ Walter D. Hosp Walter D. Hosp	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2009

/s/ James T. Kelly James T. Kelly	Director	March 10, 2009

/s/ William F. Miller III William F. Miller III	Director	March 10, 2009

/s/ William S. Mosakowski William S. Mosakowski	Director	March 10, 2009

/s/ William W. Neal William W. Neal	Director	March 10, 2009

/s/ Galen D. Powers Galen D. Powers	Director	March 10, 2009

/s/ Ellen A. Rudnick Ellen A. Rudnick	Director	March 10, 2009

/s/ Michael A. Stocker, M.D. Michael A. Stocker, M.D.	Director	March 10, 2009

/s/ Richard H. Stowe Richard H. Stowe	Director	March 10, 2009

HMS HOLDINGS CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
HMS Holdings Corp.:

We have audited the accompanying consolidated balance sheets of HMS Holdings Corp. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HMS Holdings Corp. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

New York, New York
March 10, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
HMS Holdings Corp.:

We have audited HMS Holdings Corp’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). HMS Holdings Corp. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, HMS Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HMS Holdings Corp. as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 10, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

New York, New York
March 10, 2009

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$49,216	$21,275
Accounts receivable, net of allowance of $664 and $662 at December 31, 2008 and 2007, respectively	45,155	39,704
Prepaid expenses	3,825	3,266
Other current assets, including net deferred tax assets of $1,697 and $657 at December 31, 2008 and 2007, respectively	1,716	704

Total current assets	99,912	64,949
Property and equipment, net	17,757	16,496
Goodwill, net	82,342	80,242
Deferred income taxes, net	2,040	3,111
Intangible assets, net	19,823	22,495
Other assets	639	807

Total assets	$222,513	$188,100

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$22,859	$21,539
Current portion of long-term debt	6,300	6,300

Total current liabilities	29,159	27,839

Long-term liabilities:
Long-term debt	11,025	17,325
Accrued deferred rent	3,257	3,378
Other liabilities	710	809

Total long-term liabilities	14,992	21,512

Total liabilities	44,151	49,351

Shareholders’ equity:
Preferred stock — $.01 par value; 5,000,000 shares authorized; none issued Common stock — $.01 par value; 45,000,000 shares authorized; 27,174,875 shares issued and 25,512,029 shares outstanding at December 31, 2008; 26,409,035 shares issued and 24,746,189 shares outstanding at December 31, 2007;	272	264
Capital in excess of par value	146,145	127,887
Retained earnings	41,562	20,187
Treasury stock, at cost; 1,662,846 shares at December 31, 2008 and December 31, 2007	(9,397)	(9,397)
Accumulated other comprehensive loss	(220)	(192)

Total shareholders’ equity	178,362	138,749

Total liabilities and shareholders’ equity	$222,513	$188,100

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Revenue	$184,495	$146,651	$87,940

Cost of services:
Compensation	60,571	46,185	30,577
Data processing	10,999	9,298	6,548
Occupancy	10,079	8,431	5,217
Direct project costs	28,429	22,774	13,849
Other operating costs	10,831	6,540	4,528
Amortization of acquisition related software and intangibles	4,714	4,642	6,420

Total cost of services	125,623	97,870	67,139
Selling, general & administrative expenses	22,142	20,500	12,976

Total operating expenses	147,765	118,370	80,115
Operating income	36,730	28,281	7,825
Interest expense	(1,491)	(2,207)	(1,014)
Interest income	719	475	1,686

Income from continuing operations before income taxes	35,958	26,549	8,497
Income taxes	14,583	11,593	3,588

Income from continuing operations	21,375	14,956	4,909
Income from discontinued operations, net of tax of $302	—	—	416

Net income	$21,375	$14,956	$5,325

Basic income per common share:
Income per share from continuing operations	$0.85	$0.63	$0.23
Income per share from discontinued operations	—	—	0.02

Net income per share — basic	$0.85	$0.63	$0.25

Diluted income per share:
Income per share from continuing operations	$0.80	$0.57	$0.21
Income per share from discontinued operations	—	—	0.01

Net income per share — diluted	$0.80	$0.57	$0.22

Weighted average shares:
Basic	25,048	23,904	21,731

Diluted	26,816	26,249	23,859

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share amounts)

				Retained	Accumulated
	Common Stock		Capital In	Earnings/	Other			Total
	# of Shares	Par	Excess of	Accumulated	Comprehensive	Treasury Stock		Shareholders’
	Issued	Value	Par Value	Deficit	Income/(Loss)	# of Shares	Amount	Equity

Balance at December 31, 2005	21,874,579	$219	$81,681	$(94)	$—	1,662,846	$(9,397)	$72,409

Comprehensive income:
Net income	—	—	—	5,325	—	—	—	5,325
Unrealized loss on derivative instrument, net of tax of $35	—	—	—	—	(53)	—	—	(53)

Total comprehensive income								5,272
Shares issued-BSPA acquisition	1,749,800	17	24,393	—	—	—	—	24,410
Disqualifying dispositions	—	—	275	—	—	—	—	275
Share-based compensation cost	—	—	1,674	—	—	—	—	1,674
Exercise of stock options	1,403,486	14	2,853	—	—	—	—	2,867

Balance at December 31, 2006	25,027,865	$250	$110,876	$5,231	$(53)	1,662,846	$(9,397)	$106,907

Comprehensive income:
Net income	—	—	—	14,956	—	—	—	14,956
Unrealized loss on derivative instrument, net of tax of $83	—	—	—	—	(139)	—	—	(139)

Total comprehensive income								14,817
Share-based compensation cost	—	—	2,173	—	—	—	—	2,173
Exercise of stock options	1,381,170	14	6,563	—	—	—	—	6,577
Disqualifying dispositions	—	—	8,275	—	—	—	—	8,275

Balance at December 31, 2007	26,409,035	$264	$127,887	$20,187	$(192)	1,662,846	$(9,397)	$138,749

Comprehensive income:
Net income	—	—	—	21,375	—	—	—	21,375
Unrealized loss on derivative instrument, net of tax of $147	—	—	—	—	(28)	—	—	(28)

Total comprehensive income								21,347
Share-based compensation cost	—	—	3,498	—	—	—	—	3,498
Exercise of stock options	765,840	8	4,218	—	—	—	—	4,226
Disqualifying dispositions	—	—	10,542	—	—	—	—	10,542

Balance at December 31, 2008	27,174,875	$272	$146,145	$41,562	$(220)	1,662,846	$(9,397)	$178,362

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Operating activities:
Net income	$21,375	$14,956	$5,325
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	—	(416)
Loss on disposal of fixed assets	90	370	29
Depreciation and amortization	11,967	10,558	9,713
Share-based compensation expense	3,498	2,173	1,674
Decrease in deferred tax asset	32	3,445	3,163
Changes in assets and liabilities:
Increase in accounts receivable	(4,531)	(8,197)	(2,105)
Increase in prepaid expenses and other current assets		(1,185)	(213)
(Increase) decrease in other assets	(21)	(171)	12
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1,037)	4,649	337

Net cash provided by operating activities	30,869	26,598	17,519

Investing activities:
Purchases of short term investments	—	—	(59,450)
Sales of short term investments	—	—	96,950
Accordis note receivable	—	—	5,360
Purchases of property and equipment	(5,988)	(8,594)	(3,334)
Acquisition of Prudent Rx	(4,496)	—	—
Acquisition of Permedion	—	(627)	—
Acquisition of BSPA	—	(15,000)	(81,150)
Investment in capitalized software	(912)	(606)	(1,131)

Net cash used in investing activities	(11,396)	(24,827)	(42,755)

Financing activities:
Proceeds from exercise of stock options	4,226	6,577	2,867
Proceeds from long-term debt	—	—	40,000
Repayment of long-term debt	(6,300)	(7,875)	(8,500)
Tax benefit of disqualifying dispositions	10,542	8,275	275
Deferred financing costs	—	—	(936)

Net cash provided by financing activities	8,468	6,977	33,706

Net increase in cash and cash equivalents	27,941	8,748	8,470
Net cash provided by discontinued operations	—	—	416
Cash and cash equivalents at beginning of year	21,275	12,527	3,641

Cash and cash equivalents at end of year	$49,216	$21,275	$12,527

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,823	$56	$404

Cash paid for interest	$1,299	$1,945	$831

Supplemental disclosure of noncash investing activities:
Common stock issued in connection with BSPA acquisition	—	$—	$24,410

Tenant improvement allowance	$208	$1,635	$—

Accrued property and equipment purchases	$1,898	$—	$—

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

(i)  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(ii)  Discontinued Operations of Business Segment

During 2005, the Company sold its Accordis Inc. (Accordis) subsidiary, which in prior periods had been a separate reportable segment. The historical operating results of Accordis for 2006 have been reported as discontinued operations in the accompanying consolidated statements of income.

(c)  Cash and Cash Equivalents

For purposes of financial reporting, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(d)  Depreciation and Amortization of Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets utilizing the straight-line method. Amortization of leasehold improvements is provided over the estimated useful lives of the assets using the straight-line method. The estimated useful lives are as follows:

Equipment	2-3 years
Leasehold improvements	5 years
Furniture and fixtures	5 years

(e)  Software Development Cost

The Company capitalizes certain software development costs related to software developed for internal use while in the application development stage. All other costs to develop software for internal use, either in the preliminary project stage or post implementation stage are expensed as incurred. Amortization of software development costs is calculated on a straight-line basis over the expected economic life of the product, generally estimated to 3-5 years.

(f)  Goodwill

Goodwill, representing the excess of acquisition costs over the fair value of net assets of acquired businesses, is not amortized but is reviewed for impairment at least annually. Fair value is based on a projection of the estimated discounted future net cash flows expected to be achieved from a reporting unit using a discount rate reflective of our cost of funds. The fair value of the reporting unit is compared with the asset’s recorded value. If the recorded value is less than the fair value of the reporting unit, no impairment is indicated. If the fair value of the reporting unit is less than the recorded value, an impairment charge is recognized for the difference between the carrying value and the fair value. The Company performs its annual goodwill impairment testing in the second quarter of each year. No impairment losses have been recorded in any of the periods presented.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN No. 48 as of January 1, 2007. As a result of the implementation of FIN No. 48 the Company did not recognize a change in the liability for unrecognized tax benefits.

(j)  Earnings Per Share

Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period.

The following table reconciles the basic to diluted weighted average shares outstanding:

	Years Ending December 31,
	2008	2007	2006
	(Shares in thousands)

Weighted average shares outstanding — basic	25,048	23,904	21,731
Potential shares exercisable under stock option plans	1,768	2,345	2,128
Weighted average shares outstanding — diluted	26,816	26,249	23,859

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the periods ended December 31, 2008, 2007 and 2006; 758,190, 234,195 and 553,296 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been antidilutive.

(k)  Revenue Recognition

The Company recognizes revenue for its contingency fee based services when third party payors remit payments to the Company’s customers and consequently the contingency is deemed to have been satisfied. This revenue recognition policy is specifically addressed in the Securities and Exchange Commission’s “Frequently Asked Questions and Answers” bulletin pertaining to Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). Transaction-related revenue is recognized based upon the completion of those transactions or services rendered during a given period.

Emerging Issues Task Force (EITF) No. 00-21, “Revenue Arrangements with Multiple Deliverables,” requires contracts with multiple deliverables to be divided into separate units of accounting if certain criteria are met. Arrangements including both implementation and transaction related revenue are accounted for as a single unit of accounting. Since implementation services do not carry a standalone value, the revenue relating to these services is recognized over the term of the customer contract to which it relates.

(l)  Stock-Based Compensation

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

Total share-based compensation expense recorded in the consolidated statements of income was $3.5 million, $2.2 million, and $1.7 million for the years ended December 31, 2008, 2007, and 2006, respectively.

(m)  Fair Value of Financial Instruments

The carrying amounts for the Company’s cash equivalents, accounts receivable, accounts payable and accrued expense approximate fair value due to their short-term nature. The carrying amount of the Company’s long-term debt approximates fair value as the debt is variable rate and resets quarterly.

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk, such as interest rate risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.

(n)  Comprehensive Income

Other comprehensive income recorded by the Company includes all changes in derivative instruments which are carried at fair value and included as a component of equity.

(o)  Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. The actual results could differ from those estimates.

(p)  Leases

The Company accounts for its lease agreements pursuant to Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases, which categorizes leases at their inception as either operating or capital leases depending on certain defined criteria. We recognize lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays that defer the commencement date of required payments. Additionally, incentives the Company receives, such as tenant improvement allowances, are capitalized and are treated as a reduction of its rental expense over the term of the agreement.

(q)  Recent Accounting Pronouncement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with the exception of the application of the statement to the determination of fair value of non-financial assets and liabilities that are recognized or disclosed on a nonrecurring basis, which is effective for fiscal years beginning after November 15, 2008.

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

Effective January 1, 2008, we adopted SFAS No. 157 and have applied its provisions to financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually). We have not yet adopted SFAS 157 for non-financial assets and liabilities, in accordance with FASB staff position 157-2, which is effective for fiscal years beginning after November 15, 2008.

At December 31, 2008, our interest rate swap contract (see note 9 of the Notes to Consolidated Financial Statements) was being carried at fair value and measured on a recurring basis. Fair value is determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how these instruments are accounted for, and how they affect the entity’s financial position, financial performance and cash flows. This new standard is effective for our Company as of January 1, 2009 and we are currently evaluating the impact on disclosures associated with our derivative and hedging activities.

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

2.	Reclassification and Immaterial Adjustments

Certain reclassifications were made to prior year amounts to conform to the current year presentation. Non-material reclassifications were made between other operating costs and direct project costs to reclassify temporary staffing-related expenses. In conjunction with these reclassifications, there was no impact on total cost of services, operating income, and net income for the periods adjusted.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, in 2008, the Company modified its presentation of operating expenses to separately present selling, general and administrative expenses for each of the years presented to conform to US Securities and Exchange Commission regulations. These immaterial modifications had no impact on total operating expenses, operating income, net income and cash flows for the years adjusted. The following table presents the previously reported and the revised balances:

	2007		2006
	Previously		Previously
	Reported	Revised	Reported	Revised

Operating expenses:
Cost of services
Compensation	$57,137	$46,185	$38,547	$30,577
Data processing	10,026	9,298	6,812	6,548
Occupancy	9,411	8,431	6,322	5,217
Direct project cost	21,866	22,774	13,849	13,849
Other operating cost	15,288	6,540	8,165	4,528
Amortization of intangibles	4,642	4,642	6,420	6,420

Total cost of services	118,370	97,870	80,115	67,139
Selling general & administrative expenses	—	20,500	—	12,976

Total operating expenses	$118,370	$118,370	$80,115	$80,115

3.	Acquisitions

On September 13, 2006, the Company completed an acquisition of all of the assets of Public Consulting Group, Inc. (PCG) used exclusively or primarily by Benefits Solutions Practice Area (BSPA) for $81.2 million in cash, 1,749,800 shares of the Company’s common stock valued at $24.4 million and a contingent cash payment of up to $15.0 million if certain revenue targets were met for the twelve months ending June 30, 2007. As the revenue targets were exceeded, the Company accrued $15.0 million of additional consideration due PCG at June 30, 2007, which increased goodwill resulting from the BSPA acquisition. The $15.0 million was paid to PCG on September 28, 2007. BSPA provides a variety of cost avoidance, insurance verification, recovery audit and related services to state Medicaid agencies, children and family services agencies, the U.S. Department of Veterans Affairs, and the Centers for Medicare and Medicaid Services.

On October 5, 2007, the Company purchased the net assets of Peer Review Systems, Inc. doing business as Permedion, an independent healthcare quality review and improvement organization. Permedion provides independent external medical review on issues of quality of care, medical necessity and experimental/investigational treatment to both state government and private clients across the country. The purchase price of $0.6 million was paid in cash and was accounted for under the asset purchase accounting method. The acquisition of Permedion did not have a material effect on the Company’s fourth quarter or fiscal year 2007 earnings or liquidity.

On September 16, 2008, the Company purchased the net assets of Prudent Rx, Inc., an independent pharmacy audit and cost containment company. With this acquisition, the Company further expanded its portfolio of program integrity service offerings for government healthcare programs and managed care organizations, particularly in the pharmacy arena. Prudent Rx’s key products and services include audit programs, program design and benefit management, as well as general and pharmacy systems consulting.

The purchase price of Prudent Rx’s net assets, inclusive of acquisition cost, was approximately $4.5 million and was accounted for under the asset purchase accounting model. Additional future payments of $2.3 million ($1.150 million for each of the years ending December 31, 2009 and 2010) will be made contingent upon Prudent

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rx meeting certain financial performance milestones and will be recorded as additional goodwill upon meeting the milestones.

The acquisition of Prudent Rx did not have a material effect on the Company’s fourth quarter or fiscal year 2008 earnings or liquidity.

The allocation of the purchase price was based upon estimates of the fair value of assets and liabilities acquired in accordance with SFAS No. 141 “Business Combinations.” The acquisition of Prudent Rx was based on management’s consideration of past and expected future performance as well as the potential strategic fit with the long-term goals of the Company. The expected long-term growth, market position and expected synergies to be generated by Prudent Rx were the primary factors which gave rise to an acquisition price which resulted in the recognition of goodwill.

The allocation of the aggregate purchase price of this acquisition is as follows:

Goodwill	$2,100
Identifiable intangible assets	1,432
Net assets acquired	964

Total purchase price	$4,496

Identifiable intangible assets principally include customer relationships and Prudent Rx’s trade name (See Note 5).

4.	Property and Equipment

Property and equipment as of December 31, 2008 and 2007 consisted of the following (in thousands):

	December 31,	December 31,
	2008	2007

Equipment	$26,045	$20,095
Leasehold improvements	6,204	5,895
Furniture and fixtures	6,127	5,511
Capitalized software	6,783	5,871

	45,159	37,372
Less accumulated depreciation and amortization	(27,402)	(20,876)

Property and equipment, net	$17,757	$16,496

Depreciation and amortization expense related to property and equipment charged to operations for the years ended December 31, 2008, 2007, and 2006 was $7.1 million, $5.6 million, and $3.2 million, respectively. In connection with our operating lease for the Irving, Texas facility, we received a $1.6 million tenant improvement allowance that is included above in the December 31, 2008 and 2007 leasehold improvements and furniture and fixtures balances. In connection with our operating lease for the Westerville, Ohio facility, we received a $0.2 million tenant improvement allowance that is included above in the December 31, 2008 leasehold improvements and furniture and fixtures balances.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Intangible Assets

Intangible assets as of December 31, 2008 and 2007 are as follows (in thousands):

		Accumulated
	Asset	Amortization	Net	Useful Life

Customer relationships	$28,580	$9,227	$19,353	7 years
Other	726	256	470	1-5 years

Balance at December 31, 2008	$29,306	$9,483	$19,823

Customer relationships	$27,631	$5,224	$22,407	7 years
Other	243	155	88	1-5 years

Balance at December 31, 2007	$27,874	$5,379	$22,495

Amortization of intangibles over the next five years is as follows (in thousands):

Year Ending December 31,

2009	$4,226
2010	4,159
2011	4,159
2012	4,145
2013	2,800

The changes in the carrying amount of goodwill for the years ended December 31, 2008, 2007 and 2006 are as follows:

Balance at December 31, 2005	$2,382
BSPA acquisition	62,860

Balance at December 31, 2006	65,242
BSPA acquisition/contingent payment	15,000

Balance at December 31, 2007	80,242
Prudent Rx, Inc. acquisition	2,100

Balance at December 31, 2008	$82,342

6.	Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities as of December 31, 2008 and 2007 consisted of the following (in thousands):

	December 31,	December 31,
	2008	2007

Accounts payable, trade	$9,654	$7,599
Accrued compensation	7,880	9,999
Accrued direct project costs	2,038	927
Accrued other expenses	3,287	3,014

	$22,859	$21,539

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008 and 2007, $3.3 million and $3.4 million, respectively, were included in other liabilities (long-term) related to the Company’s recognizing of rental expenses and tenant improvement allowances on the Company’s facility leases on a straight-line basis (See Note 14).

7.	Income Taxes

The income tax expense for the years is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Current tax expense:
Federal	$11,242	$7,546	$147
State	3,309	1,874	70

	14,551	9,420	217

Deferred tax expense:
Federal	(255)	100	2,243
State	287	2,073	1,128

	32	2,173	3,371

Total income tax expense	$14,583	$11,593	$3,588

The federal tax expense in 2006 principally arises from Alternative Minimum Tax requirements and some state income tax provisions.

A reconciliation of the income tax expense calculated using the applicable federal statutory rates to the actual income tax expense from continuing operations follows (in thousands):

	Years Ended December 31,
	2008	%	2007	%	2006	%

Income tax expense:
Computed at federal statutory rate	$12,585	35.0	$9,279	35.0	$2,889	34.0
State and local tax expense, net of federal benefit	2,337	6.5	2,566	9.7	790	9.3
Municipal interest	—	—	(113)	(0.5)	(135)	(1.6)
Write(up)/down of deferred tax asset	(465)	(1.3)	—	—	434	5.1
Decrease in valuation allowance	—	—	—	—	(672)	(7.9)
Other, net	126	0.4	(139)	(0.5)	282	3.3

Total income tax expense	$14,583	40.6	$11,593	43.7	$3,588	42.2

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 were as follows (in thousands):

	December 31,	December 31,
	2008	2007

Deferred tax assets:
Allowance for doubtful accounts and deferred revenue	$1,729	$566
Property and equipment	149	844
Restructuring cost	305	461
Goodwill and other intangibles	2,824	2,113
Software	136	241
Minimum tax credit	500	—
Federal and state net operating loss carryforwards	279	93
Capital loss carryforward	2,466	2,466
Deferred stock compensation	2,072	1,150
Deferred rent	992	1,566
Other	244	299

Total deferred tax assets before valuation allowance	11,696	9,799
Less valuation allowance	(2,666)	(2,666)

Total deferred tax assets after valuation allowance	9,030	7,133

Deferred tax liabilities:
Goodwill, BSPA	4,517	2,618
Capitalized software cost	776	747

Total deferred tax liabilities	5,293	3,365

Total net deferred tax assets	$3,737	$3,768

Net current deferred tax assets	$1,697	$657
Net non-current deferred tax assets	2,040	3,111

Total net deferred tax assets	$3,737	$3,768

At December 31, 2008, the Company had net operating loss carry-forwards (NOLs) of $0.5 million which are subject to limitation set forth in the Code and is available to offset future federal and state and local taxable income. The Company also has New York State NOLs of $1.5 million which are available to offset future state taxable income. The $1.5 million relates to disqualifying disposition for which the Company recognizes no tax benefit in its financial statements as of December 31, 2008. The impact of this benefit is approximately $0.04 million and will be recorded by a debit to income tax payable and a credit to capital in excess of par value rather than income when utilized. During 2008, the Company recorded a tax benefit of $10.5 million related to the utilization of disqualifying dispositions by reducing income tax payable and crediting capital. The Company utilized $13.1 million of disqualifying dispositions generated from 2008 stock option exercises and utilized $13.5 million of NOLs from stock options carry-forwards from 2007 to recognize this tax benefit.

There was no change in the Company’s valuation allowance in 2008 and 2007. The Company recognized decreases in the valuation allowance related to the Company’s ability to realize its deferred assets of $0.7 million for the year ended December 31, 2006. At December 31, 2008, the Company has a valuation allowance of $2.7 million.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The sale of Accordis in 2005 resulted in a capital loss of $6.0 million, which can be carried forward for five years and produced a deferred tax asset of $2.5 million. The Company believes the available objective evidence, principally the capital loss carryforward being utilizable to offset only future capital gains, creates sufficient uncertainty regarding the realizability of its capital loss carryforward, that it is more likely than not, that substantially all of the capital loss carryforward is not realizable.

The remaining valuation allowance of $0.2 million relates to certain state NOLs where the company doesn’t currently operate and there is sufficient doubt about the Company’s ability to utilize these NOLs, that it is more likely than not that this portion of the state NOLs are not realizable.

At December 31, 2008, the Company had approximately $0.2 million of tax positions for which there is uncertainty about the allocation and apportionment of state tax deductions. If recognized, all of this balance would impact the effective tax rate; however the Company does not expect any significant change in unrecognized tax benefits during the next twelve months. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. At December 31, 2008, the Company had accrued liabilities related to uncertain tax positions of approximately $92,000.

8.	Debt

The Company has a credit agreement among the Company, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A. (JPMCB), as administrative agent (the Credit Agreement), which was utilized to fund a portion of the purchase price for the Company’s acquisition of BSPA described in Note 3. The Credit Agreement provides for a term loan of $40 million (the Term Loan) and revolving credit loans of up to $25 million (the Revolving Loan). Borrowings under the Credit Agreement mature on September 13, 2011. The loans are secured by a security interest in favor of the lenders covering the assets of the Company. Interest on borrowings under the Credit Agreement is calculated, at the Company’s option, at either (i) LIBOR, including statutory reserves, plus a variable margin based on the Company’s leverage ratio, or (ii) the higher of (a) the prime lending rate of JPMCB, and (b) the Federal Funds Effective Rate plus 0.50%, in each case plus a variable margin based on the Company’s leverage ratio. In connection with the Revolving Loan, the Company agreed to pay a commitment fee, payable quarterly in arrears, at a variable rate based on the Company’s leverage ratio, on the unused portion of the Revolving Loan.

Commitments under the Credit Agreement will be reduced and borrowings are required to be repaid with the net proceeds of, among other things, sales or issuances of equity (excluding equity issued under employee benefit plans and equity issued to sellers as consideration in acquisitions), sales of assets by the Company and any incurrence of indebtedness by the Company, subject, in each case, to limited exceptions. The obligations of the Company under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to such matters as Employee Retirement Income Security Act, uninsured judgments and the failure to pay certain indebtedness, and a change of control default.

In addition, the Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on indebtedness, liens, fundamental changes, dispositions of property, investments, dividends and other restricted payments. The financial covenants include a consolidated fixed charge coverage ratio, as defined, of not less than 1.75 to 1.0 through December 31, 2008 and a consolidated leverage ratio, as defined not to exceed 3.0 to 1.0. The Company is in full compliance with all of these covenants at December 31, 2008.

The Term Loan requires quarterly repayments of $1.575 million. There have been no borrowings under the Revolving Loan. However, we had outstanding a $4.6 million irrevocable standby letter of credit related to contingent, default payment obligations required by a contractual arrangement with a client. As a result of the letter

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of credit issued, the amount available under the Revolving Loan was reduced by $4.6 million at December 31, 2008. Fees and expenses incurred in 2006 related to the Credit Agreement of $0.9 million have been recorded as Deferred Financing Costs (included in other assets, non-current) and are amortized to interest expense over the five-year life of the credit facilities using the effective interest method.

Long-term debt consists of the following at December 31, 2008 (in thousands, except percentages):

December 31,
2008

Borrowings under the Credit Agreement:
$40.0 million Term Loan, interest at 2.5%	$17,325
$25.0 million Revolving Credit	—

Total long-term debt	$17,325
Less current portion of long-term debt	6,300

Long-term debt, net of current portion	$11,025

Aggregate maturities of long-term debt over the next five years are as follows (in thousands):

Year Ending December 31,

2009	$6,300
2010	6,300
2011	4,725

9.	Derivative Contract

The Company has an interest rate swap agreement to hedge the fluctuations in variable interest rates and does not use derivative instruments for speculative purposes.

In December 2006, the Company entered into an interest rate swap agreement maturing on September 30, 2009, which is accounted for as a cash flow hedge. This agreement effectively converted $12.0 million of the Company’s variable rate debt to fixed-rate debt, reducing the Company’s exposure to changes in interest rates. Under this swap agreement, the Company received an average LIBOR variable rate of 3.533% and paid a LIBOR fixed rate of 5.295% for the year ended December 31, 2008. The LIBOR interest rates exclude the Company’s applicable interest rate spread under the Company’s Credit Agreement. The Company has recognized, net of tax, an unrealized loss $28,000 for the year ended December 31, 2008 and a cumulative unrealized loss of $220,000 related to the change in the instrument’s fair value as of December 31, 2008. This amount has been included in accumulated other comprehensive income.

The fair value of this swap, a liability of $0.4 million and $0.3 million for the years ended December 31, 2008 and 2007, respectively, is recorded in the consolidated balance sheets as other current liability, with changes in its fair value included in other comprehensive income.

10.	Equity

(a)  Treasury Stock

On May 28, 1997, the Board of Directors authorized the Company to repurchase such number of shares of its common stock that have an aggregate purchase price not to exceed $10 million. On February 24, 2006, the Board of Directors increased the authorized aggregate purchase price by $10 million to an amount not to exceed $20 million. The Company is authorized to repurchase these shares from time-to-time on the open market or in negotiated transactions at prices deemed appropriate by the Company. Repurchased shares are deposited in the Company’s treasury and used for general corporate purposes. During the years ended December 31, 2008, 2007, and 2006, the

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company did not repurchase any shares of common stock. Since the inception of the repurchase program in June 1997, the Company has repurchased 1,662,846 shares of common stock at an average price of $5.65 per share having an aggregate purchase price of $9.4 million.

(b)  Preferred Stock

The Company’s certificate of incorporation, as amended, authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock with such designations, rights and preferences as may be determined by the Company’s Board of Directors. As of December 31, 2008, no preferred stock had been issued.

11.	Employee Benefit Plan

The Company sponsors a benefit plan to provide retirement benefits for its employees known as the HMS Holdings Corp. 401(k) Plan (the 401(k) Plan). Participants may make voluntary contributions to the 401(k) Plan of up to 60% of their annual base pre-tax compensation not to exceed the federally determined maximum allowable contribution. The 401(k) Plan permits discretionary Company contributions. The Company contributions are not in the form of the Company’s common stock.

Participants are permitted to invest their contributions in the Company’s stock. For the years ended December 31, 2008, 2007, and 2006, the Company’s contributions to the 401(k) Plan were $1,268,000, $950,000, and $473,000, respectively.

12.	Stock-Based Compensation Plans

(a)  2006 Stock Plan

The Company’s 2006 Stock Plan (2006 Plan) was approved by the Company’s shareholders at the Annual Meeting of Shareholders held on June 6, 2006 and amendments to the 2006 Plan was approved by the Company’s shareholders at the 2007 and 2008 annual meetings of shareholders. The purpose of the 2006 Plan is to furnish a material incentive to employees and non-employee Directors of the Company and its subsidiaries by making available to them the benefits of a larger common stock ownership in the Company through stock options and awards. It is believed that these increased incentives stimulate the efforts of employees and non-employee Directors towards the continued success of the Company and its affiliates, as well as assist in the recruitment of new employees and non-employee Directors. A total of 2,150,000 Shares has been previously authorized for issuance pursuant to awards granted under the Plan. Any Shares issued in connection with awards other than Stock Options and Stock Appreciation Rights are counted against the 2,150,000 limit described above as one and eight-tenths (1.8) Shares for every one Share issued in connection with such award or by which the award is valued by reference. Any Employee or non-employee Director shall be eligible to be selected as a Participant; if, that Incentive Stock Options shall only be awarded to employees of the Company, or a parent or subsidiary, within the meaning of Section 422 of the Code of 1984, as amended (the Code). The option price per Share shall be not less than the fair market value of the shares on the date the option is granted.

During the fourth quarter of 2008, the Compensation Committee of the Board of Directors approved a stock option grant under the 2006 Plan of 609,950 stock option awards to officers, executives, and management at an exercise price of $23.99 per share, the average of the high and low trading prices for the Company’s common stock on the date of the grant. A portion of this stock option grant will vest ratably over a three-year period, while the remaining portion will vest at the end of the three year period, upon the Company’s achievement of certain predefined performance-based criteria.

During the year ended December 31, 2008, 638,950 options were issued under the 2006 Plan with 374,299 options remaining available for grant under the 2006 Plan. As of December 31, 2008, 1,653,717 options were outstanding.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 19, 2009 the Company issued 127,920 shares of restricted stock units fair valued at $4.0 million to several of its senior executives. These shares will vest equally over a five year period on each annual anniversary of the grant date.

(b)  1999 Long-Term Incentive Plan

The Company’s 1999 Long-Term Incentive Stock Plan (Plan) was approved by the Company’s shareholders at the Annual Meeting of Shareholders held on March 9, 1999. At the June 4, 2003 Annual Meeting of Shareholders, the shareholders approved an increase in the number of shares of common stock available for issuance under the Plan to 6,251,356 from 4,751,356. The Plan was terminated upon approval of the 2006 Plan by our shareholders at the June 6, 2006 Annual Meeting of Shareholders. There are no remaining options available for grant under this Plan. As of December 31, 2008, 1,711,472 options were outstanding.

(c)  Options Issued Outside the Plans

As of December 31, 2008, 701,250 options were outstanding that included 300,000 options granted in March 2001 to our Chairman and Chief Executive Officer, 341,250 options remaining from those granted in September 2006 to ten former senior executives of BSPA, and 60,000 inducement options granted to a new hire in 2007.

(d)  Summary of Options

Presented below is a summary of the Company’s options for the years ended December 31, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Shares	Shares	Price	Terms	Value
	(In thousands)

Outstanding at January 1, 2008	4,246	$9.23
Granted	639	24.08
Exercised	(766)	5.52
Forfeitures	(19)	16.21
Expired	(34)	5.78

Outstanding at December 31, 2008	4,066	$12.26	5.40	$77,787

Vested or expected to vest at December 31, 2008	3,922	$11.91	0.68	$76,394

Exercisable at December 31, 2008	2,319	$6.25	4.64	$58,300

The fair value of each option grant was estimated using the Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the Company’s stock. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the interest rate of a 4-year U.S. Treasury note in effect on the date of the grant. The weighted average fair value of options granted was $8.47, $8.76, and $5.10 for the years ended December 31, 2008, 2007, and 2006 respectively.

As of December 31, 2008, there was approximately $11.3 million of total unrecognized compensation cost related to stock options outstanding at December 31, 2008. That cost is expected to be recognized over a weighted-average period of 1.7 years. No compensation cost related to stock options was capitalized for the year ended December 31, 2008.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $14.9 million, $26.3 million and $9.9 million, respectively.

Total compensation cost for shared-based payments arrangements charged against income was $3.5 million, $2.2 million and $1.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for shared-based arrangements was $1.4 million for the year ended December 31, 2008 and $1.0 million for the years ended December 31, 2007, and 2006 respectively.

The following table summarizes the weighted average assumptions utilized in developing the Black-Scholes pricing model:

	Year Ended December 31,
	2008	2007	2006

Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.96%	4.36%	4.9%
Expected volatility	40.08%	38.1%	38.7%
Expected life	4.0 years	4.1 years	5.0 years

The following table summarizes information for stock options outstanding at December 31, 2008 (in thousands, except per share data):

					Weighted
Range of	Number Outstanding	Weighted Average	Weighted		Average
Exercise	as of December 31,	Remaining	Average	Number	Exercise
Prices	2008	Contractual Life	Exercise Price	Exercisable	Price

$ 1.07 — 1.19	361	2.19	$1.17	361	$1.17
2.48 — 2.48	410	3.22	2.48	410	2.48
2.92 — 3.41	589	4.34	3.21	589	3.21
4.51 — 6.95	422	6.03	6.61	422	6.61
7.34 — 10.98	553	7.41	10.29	277	10.25
14.04 — 19.12	466	7.83	14.87	96	15.07
21.86 — 22.29	75	8.30	22.15	19	22.15
23.99 — 23.99	607	6.75	23.99	12	23.99
24.79 — 24.79	5	6.69	24.79	0	0.00
25.45 — 28.46	578	3.89	25.53	133	25.49

1.07 — 28.46	4,066	5.40	$12.26	2,319	$6.25

13.	Transactions with Officers, Related Parties, and Others

(a)  Public Consulting Group, Inc.

As part of the acquisition of BSPA in 2006, the Company entered into four subleases with PCG (a significant shareholder as a result of the acquisition of BSPA) where BSPA was located in an office where the lease liability was not assumed by the Company. For the year ended December 31, 2008, amounts recognized as expense by the Company under subleases to PCG was approximately $114,000 and there were no amounts recognized as a reduction to expense where PCG subleases from the Company. For the year ended December 31, 2007, amounts recognized as expense by the Company under subleases to PCG were approximately $129,000 and amounts recognized as a reduction to expense where PCG subleases from the Company were approximately $42,000.

As part of the acquisition of BSPA, the Company and PCG entered into an Intercompany Services Agreement (the ISA) to allow each party to perform services such as IT support and contractual transition services. Services performed under the ISA are billed at pre-determined rates as specified in the ISA. For the year ended December 31,

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008, services rendered by PCG to the Company under the ISA approximated $33,000 and services rendered by HMS for PCG approximated $58,000. For the year ended December 31, 2007, services rendered by PCG to the Company under the ISA approximated $74,000 and services rendered by HMS for PCG approximated $131,000.

Since the acquisition, amounts have been collected by or paid on behalf of the Company by PCG and are reimbursed to PCG at cost. As of December 31, 2008 and 2007, $72,000 and $4,000, respectively was owed to PCG and was classified as a current liability.

(b)  Accordis

On August 31, 2005, the Company sold the stock of its wholly-owned subsidiary Accordis, to Accordis Holding Corp. (AHC), an unrelated New York based private company. Concurrent with the sale of Accordis, the Company entered into a three year Data Services Agreement (DSA) to provide data processing services to AHC, which is reported as revenue in the Company’s financial statements. The DSA has since been extended for a fourth year for revenue of approximately $1.6 million in 2009. The DSA contains specific service levels consistent with prior history and provides for revenue increases in the event AHC exceeds certain transaction levels. For the years ended December 31, 2008, 2007, and 2006, the Company recorded $2.0 million, $2.4 million, and $2.7 million of revenue from the DSA.

(c)  Employment Agreements

The Company is obligated under two employment agreements with executive officers that provide for salary and benefit continuation in the event of termination without cause that expire in February 2011 (as amended March 1, 2009). Additionally, the Company is obligated under separation agreements with two executive officers that provides for salary and benefit continuation in the event of termination without cause.

14.	Commitments and Contingencies

Lease commitments

The Company leases office space, data processing equipment and software licenses under operating leases that expire at various dates through 2013. The lease agreements provide for rent escalations. Lease expense, exclusive of sublease income, for the years ended December 31, 2008, 2007, and 2006, was $9.2 million, $8.2 million, and $6.2 million, respectively. Sublease income was $40,000, $161,000, and $542,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

Minimum annual lease payments to be made and sublease payments to be received for each of the next five years ending December 31 and thereafter are as follows (in thousands):

Year	Payments	Sublease Receipts

2009	$9,299	$613
2010	7,747	631
2011	7,349	644
2012	6,201	634
2013	2,395	262
Thereafter	—	—

Total	$32,991	$2,784

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Segments and Geographical Information

(a)  Segment Information

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

(c)  Major Customers

The Company’s largest client in 2008 was the New York State Office of Medicaid. This client accounted for 7.9%, 8.9% and 3.6% of the Company’s total revenue in the years ended December 31, 2008, 2007 and 2006, respectively. The New York State Office of Medicaid became a client of the Company in September 2006 as part of the BSPA acquisition. The Company provides services to this client pursuant to a contract awarded in October 2001 and subsequently extended through January 6, 2015. The Company’s second largest client in 2008 was the New Jersey Department of Human Services. This client accounted for 6.6%, 7.1%, and 10.9% of the Company’s total revenue in the years ended December 31, 2008, 2007, and 2006, respectively. The Company provides services to this client pursuant to a contract awarded in January 2008 for an initial three year contract term with two additional one-year renewals through December 2012. This customer has been a client of the Company since 1985.

(d)  Concentration of Revenue

The clients constituting the Company’s ten largest clients change periodically. The concentration of revenue with such clients was 43.5%, 42.5% and 50.5% of the Company’s revenue in each of the years ended December 31, 2008, 2007 and 2006, respectively. Our three largest clients accounted for approximately 20%, 22% and 27% of our revenue in each of the years ended December 31, 2008, 2007 and 2006, respectively. In many instances, the Company provides its services pursuant to agreements subject to competitive re-procurement. All of these agreements expire prior to 2015. The Company cannot provide assurance that any of these agreements will be renewed and, if renewed, that the fee rates will be equal to those currently in effect.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Quarterly Financial Data (unaudited)

The table below summarizes the Company’s unaudited quarterly operating results for its last two fiscal years.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)

Year Ended December 31, 2008
Revenue	$38,943	$44,183	$48,965	$52,404
Operating income	5,689	8,842	10,771	11,428
Net income	3,173	5,001	6,143	7,058
Basic net income per share	0.13	0.20	0.24	0.28
Diluted net income per share	0.12	0.19	0.23	0.26

Year ended December 31, 2007
Revenue	$32,238	$35,061	$37,684	$41,668
Operating income	5,874	7,181	7,669	7,557
Net income	2,972	3,807	4,141	4,036
Basic net income per share	0.13	0.16	0.17	0.17
Diluted net income per share	0.11	0.15	0.16	0.15

HMS HOLDINGS CORP. AND SUBSIDIARIES

Schedule II — Valuation and Qualifying Accounts

(In thousands)

Allowance for doubtful accounts:
Balance, December 31, 2005	$675
Provision	—
Recoveries	—
Charge-offs	(163)

Balance, December 31, 2006	512
Provision	169
Recoveries	—
Charge-offs	(19)

Balance, December 31, 2007	662
Provision	—
Recoveries	2
Charge-offs	—

Balance, December 31, 2008	$664

HMS Holdings Corp. and Subsidiaries

Exhibit Index

Exhibit
Number		Description

2		Agreement and Plan of Merger, dated as of December 16, 2002, among Health Management Systems, Inc., HMS Holdings Corp. and HMS Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to Amendment No. 1 (“Amendment No. 1”) to HMS Holdings Corp.’s Registration Statement on Form S-4, File No. 333-100521 (the “Form S-4”))
3	.1(i)	Restated Certificate of Incorporation of HMS Holdings Corp. (Incorporated by reference to Exhibit 3.1 to Amendment No. 1)
3	.1(ii)	Certificate of Amendment to the Certificate of Incorporation of HMS Holdings Corp. (Incorporated by reference to Exhibit 3.1(a) to HMS Holdings Corp.’s Registration Statement on Form S-8, File No. 333-108436 (the “1999 Plan Form S-8”)
3.2		By-laws of HMS Holdings Corp. (Incorporated by reference to Exhibit 3.2 to the Form S-4)
10	.1†	Health Management Systems, Inc. Employee Stock Purchase Plan, as amended (Incorporated by reference to Exhibit 10.2 to the January 1994 Form 10-Q and to Exhibit 10.1 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1995 (the “January 1995 Form 10-Q”))
10	.2†	Health Management Systems, Inc. 1995 Non-Employee Director Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the January 1995 Form 10-Q)
10	.3†	HMS Holdings Corp. 1999 Long-Term Incentive Stock Plan (Incorporated by reference to Exhibit 4 to the 1999 Plan Form S-8)
10	.3(i)†	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to HMS Holdings Corp.’s Current Report on Form 8-K dated December 14, 2004 (the “December 2004 Form 8-K”))
10	.3(ii)†	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the December 2004 Form 8-K)
10	.4(i)†	HMS Holdings Corp. 2006 Stock Plan (Incorporated by reference to Exhibit 4.6 to HMS Holdings Corp.’s Registration Statement on Form S-8, File No. 333-139025 (the “2006 Plan Form S-8”))
10	.4(ii)†	HMS Holdings Corp. Amended and Restated 2006 Stock Plan (Incorporated by reference to Exhibit 4.7 to HMS Holdings Corp.’s Registration Statement on Form S-8, File No. 333-149836 (the “2008 Plan Form S-8”)
10	.4(iii)†	HMS Holdings Corp. Amended and Restated 2006 Stock Plan, as further amended and restated (Incorporated by reference to Annex 1 to HMS Holdings Corp.’s Proxy Statement dated April 29, 2008)
10	.4(iv)†	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 4.6(i) to the 2006 Plan Form S-8)
10	.4(v)†	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 4.6(ii) to the 2006 Plan Form S-8)
10	.5(i)†	Employment Agreement dated as of March 30, 2001 by and between Health Management Systems, Inc. and Robert M. Holster (Incorporated by reference to Exhibit 10.2(i) to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2001 (the “April 2001 Form 10-Q”))
10	.5(ii)†	Amendment dated as of February 11, 2004 to Employment Agreement between HMS Holdings Corp. and Robert M. Holster (Incorporated by reference to Exhibit 10 to HMS Holdings Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)
10	.5(iii)†	Second Amendment, dated as of July 16, 2007, to Employment Agreement between HMS Holdings Corp. and Robert M. Holster (Incorporated by reference to Exhibit 10.1 to HMS Holdings Corp.’s Current Report on Form 8-K dated August 7, 2007)
10	.5(iv)†	Amended and restated Employment Agreement between HMS Holdings Corp. and Robert M. Holster dated as of March 1, 2009 (Incorporated by reference to Exhibit 10.1 to HMS Holdings Corp.’s Current Report on Form 8-K dated March 5, 2009)

Exhibit
Number		Description

10	.6†	Stock Option Agreement dated as of March 30, 2001 by and between Health Management Systems, Inc. and Robert M. Holster (Incorporated by reference to Exhibit 10.2(ii) to the April 2001 Form 10-Q)
10	.7†	Employment Agreement dated as of January 1, 2003 by and between Health Management Systems, Inc. and William C. Lucia (Incorporated by reference to Exhibit 10.13 to HMS Holdings Corp.’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”))
10	.7(i)†	Amendment, dated as of December 31, 2005, to Employment Agreement between William C. Lucia and HMS Holdings Corp. (Incorporated by reference to Exhibit 99.2 to HMS Holdings Corp.’s Current Report on Form 8-K dated January 18, 2006)
10	.7(ii)†	Amended and restated Employment Agreement between William C. Lucia and HMS Holdings Corp. dated as of March 1, 2009 (Incorporated by reference to Exhibit 10.2 to HMS Holdings Corp.’s Current Report on Form 8-K dated March 5, 2009)
*10	.8	Lease, dated July 31, 2007, between Equastone High Point, LP, as Landlord, and Health Management Systems, Inc., as Tenant
10	.9(i)	Leases, dated September 24, 1981, September 24, 1982, and January 6, 1986, as amended, between 401 Park Avenue South Associates and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.13 to Health Management Systems, Inc.’s Registration Statement on Form S-1, File No. 33-46446, dated June 9, 1992 and to Exhibit 10.5 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1994)
10	.9(ii)	Lease, dated as of March 15, 1996, by and between 387 PAS Enterprises, as Landlord, and Health Management Systems, Inc., as Tenant (Incorporated by reference to Exhibit 10.2 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1996 (the “July 1996 Form 10-Q”))
10	.9(iii)	Fifth Amendment, dated May 30, 2000 to the lease for the entire eighth, ninth, and tenth floors and part of the eleventh and twelfth floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.1 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000 (the “July 2000 Form 10-Q”))
10	.9(iv)	Sixth Amendment, dated May 1, 2000 to the lease for the entire eighth, ninth, and tenth floors and part of the eleventh and twelfth floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. Tenant (Incorporated by reference to Exhibit 10.2 to the July 2000 Form 10-Q)
10	.9(v)	Seventh Amendment, dated April 1, 2001 to the lease for the entire eighth, ninth, and tenth floors and part of the eleventh floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. Tenant (Incorporated by reference to Exhibit 10.1(v) to the April 2001 Form 10-Q)
10	.9(vi)	Third Amendment, dated May 30, 2000 to the lease for a portion of the eleventh floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.3 to the July 2000 Form 10-Q)
10	.9(vii)	Fourth Amendment, dated May 1, 2000 to the lease for a portion of the eleventh floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.4 to the July 2000 Form 10-Q)
10	.9(viii)	Fifth Amendment, dated May 1, 2003 to the lease for a portion of the eleventh floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.1(vi) to the April 2001 Form 10-Q)
10	.9(ix)	Fifth Amendment, dated May 30, 2000 to the lease for the fourth floor and the penthouse between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.7 to the July 2000 Form 10-Q)
10	.9(x)	Sixth Amendment, dated May 1, 2000 to the lease for the fourth floor and the penthouse between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.8 to the July 2000 Form 10-Q)

Exhibit
Number		Description

10	.9(xi)	Seventh Amendment, dated March 1, 2001 to the lease for the fourth floor and the penthouse between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.1(iv) to the April 2001 Form 10-Q)
10	.10(i)	Sublease Agreement, dated December 23, 1997, between Health Management Systems, Inc. and Shandwick USA, Inc. (Incorporated by reference to Exhibit 10.1 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1998 (the “January 1998 Form 10-Q”))
10	.10(ii)	Consent to Sublease, dated December 23, 1997, by 387 P.A.S. Enterprises to the subletting by Health Management Systems, Inc. to Shandwick USA, Inc. (Incorporated by reference to Exhibit 10.2 to the January 1998 Form 10-Q)
10.11		Sublease Agreement, dated as of January 2003, between Health Management Systems, Inc. and Vitech Systems Group, Inc. (Incorporated by reference to Exhibit 10.17 to the 2002 Form 10-K)
*10	.12	Data Services Agreement, dated June 4, 2007, between HMS Business Services, Inc. and Zavata, Inc.
10.13		Data Services Agreement, dated August 31, 2005, between HMS Business Services, Inc. and Accordis Holding Corp. (Incorporated by reference to Exhibit 99.3 to HMS Holdings Corp.’s Current Report on Form 8-K dated August 31, 2005 (the “August 2005 Form 8-K”))
*10	.13(i)	Data Services Agreement, dated July 31, 2007, between HMS Business Services, Inc. and Accordis Holding Corp.
*10	.13(ii)	Amendment, dated October 16, 2008 to Data Services Agreement to provide Zavata certain processing, data storage and other services between HMS Business Services, Inc. and Apollo Health Street, Inc.
10.14		Accordis Holding Corp. Subordinated Promissory Note dated August 31, 2005 (Incorporated by reference to Exhibit 99.4 to the August 2005 Form 8-K)
10.15		Non-Compete Agreement, dated as of August 31, 2005, among HMS Holdings Corp., Health Management Systems, Inc., HMS Business Services, Inc., Accordis Holding Corp., and Accordis Inc. (Incorporated by reference to Exhibit 99.5 to the August 2005 Form 8-K)
10.16		Sublease Agreement made as of the 31st day of August, 2005 between Health Management Systems, Inc. and Accordis, Inc. (Incorporated by reference to Exhibit 99.6 to the August 2005 Form 8-K)
10.17		Transition Services Agreement, dated August 31, 2005, between HMS Business Services, Inc. and Accordis Inc (Incorporated by reference to Exhibit 99.7 to the August 2005 Form 8-K)
10.18		Subcontracting Agreement, made the 31st day of August 2005, by and between Accordis Inc. and Reimbursement Services Group Inc. (Incorporated by reference to Exhibit 99.8 to the August 2005 Form 8-K)
10.19		Software License Agreement, dated as of August 31, 2005 between Accordis, Inc. and Health Management Systems, Inc. (Incorporated by reference to Exhibit 99.9 to the August 2005 Form 8-K)
10.20		Stock Purchase Agreement, dated August 31, 2005, between HMS Holdings Corp. and Accordis Holding Corp. (Incorporated by reference to Exhibit 99.2 to HMS Holdings Corp.’s Current Report on Form 8-K/A dated August 31, 2005)
10.21		Asset Purchase Agreement, dated as of June 22, 2006, by and among HMS Holdings Corp., Health Management Systems, Inc., and Public Consulting Group, Inc. (Incorporated by reference to Exhibit 99.1 to HMS Holdings Corp.’s Current Report on Form 8-K dated June 26, 2006)
10	.21(i)	Amendment No. 1 to Asset Purchase Agreement, dated as of September 13, 2006, by and among HMS Holdings Corp., Health Management Systems, Inc., and Public Consulting Group, Inc. (Incorporated by reference to Exhibit 99.1 to HMS Holdings Corp.’s Current Report on Form 8-K dated September 14, 2006 (the “September 2006 Form 8-K))
10.22		Master Teaming Agreement, dated as of September 13, 2006, by and between Health Management Systems, Inc. and Public Consulting Group, Inc. (Incorporated by reference to Exhibit 99.2 to the September 2006 Form 8-K)

Exhibit
Number		Description

10.23		Credit Agreement, dated as of September 13, 2006, among HMS Holdings Corp., the Guarantors named therein, the Lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities, Inc., as sole lead arranger and sole bookrunner, Bank of America, N.A., as syndication agent and Citizens Bank of Massachusetts, as documentation agent (Incorporated by reference to Exhibit 99.3 to the September 2006 Form 8-K)
*21		List of Subsidiaries of HMS Holdings Corp.
*23		Consent of Independent Registered Public Accounting Firm
*31	.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp.
*31	.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp.
*32	.1	Section 1350 Certification of the Principal Executive Officer of HMS Holdings Corp. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission not incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended
*32	.2	Section 1350 Certification of the Principal Financial Officer of HMS Holdings Corp. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended

†	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

*	Filed herewith