Form 10-Q
period 2009-03-31
HMS HOLDINGS CORP
filed 2009-05-08
CIK 1196501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-50194
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares common stock, $.01 par value, outstanding as of May 5, 2009 was 25,864,066.

HMS HOLDINGS CORP. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$53,134	$49,216
Accounts receivable, net of allowance of $664 at March 31, 2009 and December 31, 2008	46,547	45,155
Prepaid expenses	3,092	3,825
Other current assets, including deferred tax assets of $1,495 and $1,697 at March 31, 2009 and December 31, 2008, respectively	2,227	1,716

Total current assets	105,000	99,912

Property and equipment, net	17,502	17,757
Goodwill, net	82,342	82,342
Deferred income taxes, net	1,971	2,040
Intangible assets, net	18,759	19,823
Other assets	593	639

Total assets	$226,167	$222,513

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$15,718	$22,859
Current portion of long-term debt	6,300	6,300

Total current liabilities	22,018	29,159

Long-term liabilities:
Long-term debt	9,450	11,025
Accrued deferred rent	3,140	3,257
Other liabilities	690	710

Total long-term liabilities	13,280	14,992

Total liabilities	35,298	44,151

Commitments and contingencies

Shareholders’ equity:
Preferred stock — $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock — $.01 par value; 45,000,000 shares authorized; 27,510,912 shares issued and 25,848,066 shares outstanding at March 31, 2009; 27,174,875 shares issued and 25,512,029 shares outstanding at December 31, 2008	275	272
Capital in excess of par value	152,875	146,145
Retained earnings	47,267	41,562
Treasury stock, at cost; 1,662,846 shares at March 31, 2009 and December 31, 2008	(9,397)	(9,397)
Accumulated other comprehensive loss	(151)	(220)

Total shareholders’ equity	190,869	178,362

Total liabilities and shareholders’ equity	$226,167	$222,513

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Month Periods Ended March 31, 2009 and 2008
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2009	2008
Revenue	$49,941	$38,943

Cost of services:

Compensation	17,531	13,724
Data processing	3,146	2,717
Occupancy	2,734	2,361
Direct project costs	6,325	6,044
Other operating costs	2,998	2,145
Amortization of acquisition related software and intangibles	1,216	1,163

Total cost of services	33,950	28,154

Selling, general & administrative expenses	6,131	5,100

Total operating expenses	40,081	33,254

Operating income	9,860	5,689

Interest expense	(287)	(415)
Interest income	97	197

Income before income taxes	9,670	5,471
Income taxes	3,965	2,298

Net income	$5,705	$3,173

Basic income per share data:
Net income per basic share	$0.22	$0.13

Weighted average common shares outstanding, basic	25,614	24,826

Diluted income per share data:
Net income per diluted share	$0.21	$0.12

Weighted average common shares, diluted	27,205	26,834

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Three Month Period Ended March 31, 2009
(In thousands, except share amounts)
(unaudited)

				Retained	Accumulated
	Common Stock		Capital In	Earnings/	Other			Total
	# of Shares	Par	Excess Of	Accumulated	Comprehensive	Treasury Stock		Shareholders’
	Issued	Value	Par Value	Deficit	Income/(Loss)	# of Shares	Amount	Equity

Balance at December 31, 2008	27,174,875	$272	$146,145	$41,562	$(220)	1,662,846	$(9,397)	$178,362

Comprehensive income:
Net income	—	—	—	5,705	—	—	—	5,705

Current period net changes in hedging transactions, net of tax of $46	—	—	—	—	69	—	—	69

Total comprehensive income								5,774

Share-based compensation cost	—	—	1,308	—	—	—	—	1,308
Exercise of stock options	336,037	3	2,314	—	—	—	—	2,317
Income tax benefit from stock transactions	—	—	3,108	—	—	—	—	3,108

Balance at March 31, 2009	27,510,912	$275	$152,875	$47,267	$(151)	1,662,846	$(9,397)	$190,869

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three-Month Periods Ended March 31, 2009 and 2008
(in thousands)
(unaudited)

	Three months ended March 31,
	2009	2008

Operating activities:
Net income	$5,705	$3,173
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	1	—
Depreciation and amortization	3,359	2,911
Share-based compensation expense	1,308	798
Decrease in deferred tax asset	271	47
Changes in assets and liabilities:
Increase in accounts receivable	(1,392)	(2,252)
Decrease in prepaid expenses and other current assets	751	677
Increase/(decrease) in other assets	1	(4)
Decrease in accounts payable, accrued expenses and other liabilities	(5,845)	(8,855)

Net cash provided by (used in) operating activities	4,159	(3,505)

Investing activities:
Purchases of property and equipment	(3,005)	(2,044)
Investment in software	(355)	(180)

Net cash used in investing activities	(3,360)	(2,224)

Financing activities:
Proceeds from exercise of stock options	1,586	754
Repayment of long-term debt	(1,575)	(1,575)
Income tax benefit from stock transactions	3,108	1,979

Net cash provided by financing activities	3,119	1,158

Net increase/(decrease) in cash and cash equivalents	3,918	(4,571)

Cash and cash equivalents at beginning of period	49,216	21,275

Cash and cash equivalents at end of period	$53,134	$16,704

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$75	$38

Cash paid for interest	$232	$383

Supplemental disclosure of noncash investing activities:
Accrued property and equipment purchases	$534	$—

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009 and 2008
1. Unaudited Interim Financial Information
     The management of HMS Holdings Corp. (“Holdings” or the “Company”) is responsible for the accompanying unaudited interim consolidated financial statements and the related information included in the notes to the unaudited interim consolidated financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, including normal recurring adjustments necessary for the fair presentation of the Company’s financial position and results of operations and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.
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
     These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K for such year, as filed with the Securities and Exchange Commission (SEC).
2. Basis of Presentation and Principles of Consolidation
     (a) Organization and Business
     The Company provides a variety of cost containment and payment accuracy services relating to government healthcare programs. These services are generally designed to help our clients recover amounts due from liable third parties, reduce their costs, and ensure regulatory compliance.
     (b) Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
     (c) Recent Accounting Pronouncement
     In September 2006, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with the exception of the application of the statement to the determination of fair value of nonfinancial assets and liabilities that are recognized or disclosed on a nonrecurring basis, which is effective for the Company as of January 1, 2009.
     SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009 and 2008
financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
     Effective January 1, 2008, we partially adopted SFAS No. 157 and have applied its provisions to financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually). We have also adopted SFAS 157 for non-financial assets and liabilities, in accordance with FASB staff position 157-2, which is effective for the Company as of January 1, 2009. FASB staff position 157-2 does not presently have an impact on the Company’s financial position, operations or cash flows.
     At March 31, 2009, the Company’s interest rate swap contract (see note 8) was being carried at fair value and measured on a recurring basis. Fair value is determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy. During the period ending March 31, 2009, no such non-financial assets and liabilities requiring fair value determination under SFAS No. 157 were recognized or disclosed on a non-recurring basis.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (SFAS 159), which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company has adopted SFAS 159 and has elected not to measure any additional financial instruments and other items at fair value.
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
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how these instruments are accounted for, and how they affect the entity’s financial position, financial performance

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009 and 2008
and cash flows. The Company adopted Statement 161 as of the required effective date of January 1, 2009 and applied its provisions prospectively by providing the additional disclosures in its consolidated financial statements. The Company provided single period Statement 161 disclosures for the March 31, 2009 period of adoption, on Note 8, as allowed by Statement 161. Periods in years after initial adoption will include comparative disclosures.
     In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other generally accepted accounting principles (GAAP). This FSP applies prospectively to all intangible assets acquired after the effective date in fiscal 2009, whether acquired in a business combination or otherwise. Early adoption is prohibited. Therefore, the impact of the implementation of this pronouncement cannot be determined until the transactions occur.
     In April 2009, the FASB issued FSP FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments” to require, on an interim basis, disclosures about the fair value of all financial instruments within the scope of SFAS 107 “Disclosures about Fair Value of Financial Instruments” and to include disclosures related to the methods and significant assumptions used in estimating those instruments. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact the adoption of this FSP will have on its consolidated financial statements and related disclosures.
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
     (e) Reclassifications and Immaterial Adjustments
     Certain reclassifications were made to the prior quarter amounts to conform to the current presentation. Non-material reclassifications were made between other operating cost and direct project cost to properly classify temporary staffing-related expenses. In conjunction with these reclassifications, there was no impact on total cost of services, operating income and net income for the period adjusted.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009 and 2008
     Additionally, in 2008 the Company modified its presentation of operating expenses to separately present selling, general and administrative expenses for each of the periods presented to conform to SEC regulations. These immaterial modifications had no impact on total operating expenses, operating income, net income and cash flows for the period adjusted. The following table presents the previously reported and the revised balances:

	March 31, 2008
	Previously
	Reported	Revised
Operating expenses:

Cost of services

Compensation	$16,556	$13,724
Data processing	2,966	2,717
Occupancy	2,590	2,361
Direct project cost	5,492	6,044
Other operating cost	4,487	2,145
Amortization of intangibles	1,163	1,163

Total cost of services	33,254	28,154

Selling general & administrative expenses	—	5,100

Total operating expenses	33,254	33,254

     The consolidated balance sheet as of March 31, 2008 and the statement of cash flows for the three months ended March 31, 2008 reflect revisions as compared to the previously reported amounts. These revisions were to correct immaterial errors in the manner in which excess tax benefits from stock based compensation were recognized in our interim financial statements. The revisions reduce previously reported income tax payable and increased capital in excess of par value on the consolidated interim balance sheet at March 31, 2008, and increased net cash used in operating activities and net cash provided by financing activities during the period ending March 31, 2008 by $0.9 million. These amounts had no impact on previously reported income tax expense, net income and net changes in cash and cash equivalents.
     (f) Revenue Recognition
     The Company recognizes revenue for its contingency fee based services when third party payors remit payments to the Company’s customers and consequently the contingency is deemed to have been satisfied. This revenue recognition policy is specifically addressed in the SEC’s “Frequently Asked Questions and Answers” bulletin pertaining to Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. Transaction-related revenue is recognized based upon the completion of those transactions or services rendered during a given period.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009 and 2008
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
3. Stock-based Compensation
     Presented below is a summary of the Company’s option activity for the three months ended March 31, 2009:

			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	intrinsic
	Shares	exercise	terms	value
	(in thousands)	price	(in years)	(in thousands)
Outstanding at
January 1, 2009	4,066	$12.26
Granted	—	—
Exercised	(336)	$6.89
Forfeitures	(21)	$19.74
Expired	—	—

Outstanding at
March 31, 2009	3,709	$12.70	5.16	$75,020

Vested or expected to vest at
March 31, 2009	3,586	$12.38	0.63	$73,683

Exercisable at March 31, 2009	2,002	$6.28	4.30	$53,356

     The fair value of each option grant was estimated using the Black-Scholes option pricing model and the related compensation expense is recognized ratably over the contractual service period, which is typically the vesting period. This model uses the expected term of the option, the expected volatility of the price of the Company’s common stock, risk free interest rates and expected dividend yield of its common stock. Expected volatilities are calculated based on the historical volatility of the Company’s stock. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the interest rate of a 5-year U.S. Treasury note in effect on the date of the grant.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009 and 2008
     In February 2009, we granted 127,918 restricted stock awards to certain of our executives. These restricted stock awards were assigned a price of $31.27 and will vest 25%, as of each applicable vesting date of February 19, 2011, February 19, 2012, February 19, 2013 and February 19, 2014 subject to the executives’ continued employment with the Company.
     As of March 31, 2009, there was approximately $15.5 million of total unrecognized compensation cost related to stock options outstanding. That cost is expected to be recognized over a weighted-average period of 2.4 years. No compensation cost related to stock options was capitalized for the three months ended March 31, 2009.
     The following table summarizes the weighted average assumptions utilized in developing the Black-Scholes pricing model:

	Three months ended March 31,
	2009	2008

Expected dividend yield	—	0%
Risk-free interest rate	—	2.48%
Expected volatility	—	38.0%
Expected life	—	5.0 years
     No stock options were granted during the three month period ended March 31, 2009.
     The total intrinsic value of options exercised during the periods ended March 31, 2009 and 2008 was $7.7 million and $5.0 million, respectively.
     Total compensation cost for shared-based payments arrangements charged against income was $1.3 million and $0.8 million for the periods ended March 31, 2009 and 2008, respectively. The total income tax benefit recognized in the income statement for shared-based arrangements was $0.5 million and $0.3 million for the periods ended March 31, 2009 and 2008, respectively.
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
     The purchase price of Prudent Rx’s net assets, inclusive of the acquisition cost, was approximately $4.5 million and was accounted for under the asset purchase accounting model. Additional future payments of $2.3 million ($1.15 million for each of the years ending December 31, 2009 and 2010) will be made contingent upon Prudent Rx meeting certain financial performance milestones and will be recorded as additional goodwill upon meeting the milestones.
     The acquisition of Prudent Rx did not have a material effect on the Company’s earnings for the three month period ended March 31, 2009.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009 and 2008
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
5. Income Taxes
     The Company and its subsidiaries file income tax returns with the U.S. federal government and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2005. The Company operates in a number of state and local jurisdictions, substantially all of which have never audited the Company. Accordingly, the Company is subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction.
     At March 31, 2009, the Company had net operating loss carry-forwards (NOLs) of $0.3 million which are subject to limitation set forth in the Internal Revenue Code of 1986 as amended (Code) and are available to offset future federal and state and local taxable income.
     During the period ended March 31, 2009, the Company recorded a tax benefit of $3.1 million related to the utilization of the income tax benefit from stock transactions by reducing income tax payable and crediting capital. The Company utilized $7.7 million of excess tax benefit generated from 2009 stock option transactions to recognize this tax benefit.
     There was no change in the Company’s valuation allowance from December 31, 2008. At March 31, 2009, the Company had a valuation allowance of $2.7 million. The sale of the Company’s Accordis Inc. (Accordis) subsidiary in 2005 resulted in a capital loss of $6.0 million, which can be carried forward for five years and produced a deferred tax asset of $2.5 million. The Company believes the available objective evidence, principally the capital loss carryforward being utilizable to offset only future capital gains, creates sufficient uncertainty regarding the realizability of its capital loss carryforward that it is more likely than not, that substantially all of the capital loss carryforward is not realizable.
     The remaining valuation allowance of $0.2 million relates to certain state NOLs where the Company doesn’t currently operate and there is sufficient doubt about the Company’s ability to utilize these NOLs that it is more likely than not that this portion of the state NOLs are not realizable.
     At March 31, 2009, the Company had approximately $0.2 million of tax positions for which there is uncertainty about the allocation and apportionment of state tax deductions. If recognized, all of this balance would impact the effective tax rate; however the Company does not expect any significant change in unrecognized tax benefits during the next twelve months. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. The accrued liabilities related to uncertain tax positions of approximately $92,000 have not changed since December 31, 2008.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009 and 2008
6. Earnings Per Share
     Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding during the period. The Company’s common share equivalents consist of stock options and restricted stock awards.
     The following reconciles the basic to diluted weighted average shares outstanding:

	Three months ending
	March 31,
	(Shares in thousands)
	2009	2008
Weighted average shares outstanding — basic	25,614	24,826
Potential shares exercisable under stock option plans	1,587	2,008
Potential issuable restricted stock awards	4	—
Weighted average shares outstanding — diluted	27,205	26,834
     For the three-month period ended March 31, 2009, 41,028 stock options were not included in the diluted earnings per share calculation because the effect would have been antidilutive. For the three-month period ended March 31, 2008, 520,775 stock options were not included in the diluted earnings per share calculation because the effect would have been antidilutive.
7. Debt
     The Company has a credit agreement (the “Credit Agreement”) among the Company, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A. (JPMCB), as administrative agent, which was utilized to fund a portion of the purchase price for the Company’s 2006 acquisition of the Benefits Solutions Practice Area (BSPA) assets from Public Consulting Group, Inc. The Credit Agreement provides for a term loan of $40 million (the “Term Loan”) and revolving credit loans of up to $25 million (the “Revolving Loan”). Borrowings under the Credit Agreement mature on September 13, 2011. The loans are secured by a security interest in favor of the lenders covering the assets of the Company and its subsidiaries. Interest on borrowings under the Credit Agreement is calculated, at the Company’s option, at either (i) LIBOR, including statutory reserves, plus a variable margin based on the Company’s leverage ratio, or (ii) the higher of (a) the prime lending rate of JPMCB, and (b) the Federal Funds Effective Rate plus 0.50%, in each case plus a variable margin based on the Company’s leverage ratio. In connection with the Revolving Loan, the Company agreed to pay a commitment fee, payable quarterly in arrears, at a variable rate based on the Company’s leverage ratio, on the unused portion of the Revolving Loan.
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

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009 and 2008
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
     In addition, the Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on indebtedness, liens, fundamental changes, dispositions of property, investments, dividends and other restricted payments. The financial covenants include a consolidated fixed charge coverage ratio, as defined, of not less than 1.75 to 1.0 and a consolidated leverage ratio as defined not to exceed 3.0 to 1.0, through March 31, 2009. The Company is in full compliance with these covenants.
     The Term Loan requires quarterly repayments of approximately $1.6 million. There have been no borrowings under the Revolving Loan, however, we had outstanding a $4.6 million irrevocable standby letter of credit which relates to contingent, default payment obligations required by a contractual arrangement with a client. As a result of the letter of credit issued, the amount available under the Revolving Loan was reduced by $4.6 million at March 31, 2009. Fees and expenses incurred in 2006 related to the Credit Agreement of $0.9 million have been recorded as Deferred Financing Costs (included in other assets, non-current) and are amortized to interest expense over the five-year life of the credit facilities using the effective interest method.
     Long-term debt consists of the following at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
	(in thousands)
Borrowings under the Credit Agreement:
$40 million Term Loan, interest at 2.25%	$15,750	$17,325
$25 million Revolving Loan	—	—

Total long-term debt	15,750	17,325
Less current portion of long-term debt	6,300	6,300

Long-term debt, net of current portion	$9,450	$11,025

8. Derivative Contract
     The Company has an interest rate swap agreement to hedge the fluctuations in variable interest rates and does not use derivative instruments for speculative purposes.
     In December 2006, the Company entered into a three-year interest rate swap agreement, maturing on September 30, 2009, which is accounted for as a cash flow hedge. This agreement effectively converted $12.0 million of the Company’s variable rate debt to fixed-rate debt, reducing the Company’s exposure to changes in interest rates. Under this swap agreement, the Company received an average LIBOR variable rate of 1.50% and paid an average LIBOR fixed rate of 5.295% for the period from December 31, 2008 to March 31, 2009. The LIBOR interest rates exclude the Company’s applicable interest rate spread under the Company’s Credit Agreement. The Company has recognized, net of tax, a reduction to accumulated comprehensive loss of $69,000 for the period ended March 31, 2009 from hedging transactions which result in a cumulative unrealized loss, net of tax, of $151,000 at March 31, 2009. The reduction in accumulated loss for the period relates to the change in the derivative’s fair value

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009 and 2008
and reclassification of such derivative gain and losses to interest expense as a yield adjustment of the hedged interest payouts in the same period in which the related interest affect earnings. The amount reclassified into earnings during the period ended March 31, 2009 amounted to approximately $114,000.
     The fair value of this swap, a liability of $0.3 million and $0.5 million for the periods ended March 31, 2009 and 2008, respectively, is recorded in the consolidated balance sheets as other current liability, with changes in its fair value included in other comprehensive income.
Special Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. These statements involve unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include those risks identified in “Item 1A-Risk Factors” and other risks identified in our Form 10-K for the year ended December 31, 2008 and presented elsewhere by management from time to time. There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2008. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Readers are cautioned that actual results may differ from management’s expectations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP.
     In addition to the information provided below, you should refer to the items disclosed as our critical accounting policies in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2008.
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

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009 and 2008
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
     Our revenue, most of which is derived from contingent fees, grew at an average compounded rate of approximately 33.9% per year for the last five years. Our growth has been attributable to acquisitions as well as the growth in Medicaid costs, which has historically averaged approximately 8% annually. State governments also have increased their use of vendors for coordination of benefits and other cost containment functions, and we have been able to increase our revenue through these initiatives. Leveraging our work on behalf of state Medicaid fee for service programs, we have begun to penetrate the Medicaid managed care market, into which more Medicaid lives are being shifted. As of March 31, 2009, the Company served 40 state Medicaid agencies and 96 Medicaid health plans including several of the largest Medicaid health plans in the nation as our clients.
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

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009 and 2008
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
     The following table sets forth, for the periods indicated, certain items in our consolidated statements of income expressed as a percentage of revenue:

	Three Months Ended March 31,
	2009	2008
Revenue	100.0%	100.0%
Cost of services:
Compensation	35.1%	35.2%
Data processing	6.3%	7.0%
Occupancy	5.5%	6.1%
Direct project costs	12.7%	15.5%
Other operating costs	6.0%	5.5%
Amortization of acquisition related intangibles	2.4%	3.0%

Total cost of services	68.0%	72.3%
Selling, general & administrative expenses	12.3%	13.1%

Total operating expenses	80.3%	85.4%
Operating income	19.7%	14.6%
Interest expense	-0.6%	-1.1%
Interest income	0.2%	0.5%

Income before income taxes	19.3%	14.0%
Income taxes	7.9%	5.9%

Net income	11.4%	8.1%

     Revenue for the three months ended March 31, 2009 was $49.9 million, an increase of $11.0 million or 28.2% compared to revenue of $38.9 million in the same quarter for the prior year. The revenue increase reflects the organic growth in existing client accounts, the addition of new clients, including those gained through the acquisition of other companies, changes in the yields and scope of client projects, and differences in the timing of when client projects were completed in the current year compared to the prior year.
     Compensation expense as a percentage of revenue was 35.1% for the three months ended March 31, 2009 compared to 35.2% for the three months ended March 31, 2008 and for the current quarter was $17.5 million, a $3.8 million or 27.7% increase over the same quarter for the prior year expense of $13.7 million. This increase reflected $3.0 million in additional salary expense and $0.8 million of additional expense related to employee benefits. During the quarter ended March 31, 2009, we averaged 874 employees, a 19.4% increase over our average of 732 employees during the quarter ended March 31, 2008. The increase in compensation resulted from increases in headcount, variable compensation, and fringe benefits.
     Data processing expense as a percentage of revenue was 6.3% for the three months ended March 31, 2009 compared to 7.0% for the three months ended March 31, 2008 and for the current quarter was $3.1 million, an increase of $0.4 million or 15.8% over the same quarter for the prior year expense of $2.7 million. The increase resulted from a $0.3 million increase in software expense associated with mainframe and network upgrades and a $0.1 million increase in hardware costs.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009 and 2008
          Occupancy expense as a percentage of revenue was 5.5% for the three months ended March 31, 2009 compared to 6.1% for the three months ended March 31, 2008 and for the current quarter was $2.7 million, a $0.3 million or 15.8% increase compared to the same quarter for the prior year expense of $2.4 million. This increase reflected approximately $0.2 million of additional rent expense and $0.1 million of additional common area maintenance, utilities, and building service expense.
          Direct project expense as a percentage of revenue was 12.7% for the three months ended March 31, 2009 compared to 15.5% for the three months ended March 31, 2008 and for the current quarter was $6.3 million, a $0.3 million or 4.6% increase compared to same quarter for the prior year expense of $6.0 million. This increase resulted from higher transaction volumes during the current quarter, although the overall cost for professional fees directly related to projects decreased as a percentage of revenue.
          Other operating costs as a percentage of revenue were 6.0% for the three months ended March 31, 2009 compared to 5.5% for the three months ended March 31, 2008 and for the current quarter were $3.0 million, an increase of $0.9 million or 39.7% compared to the same quarter for the prior year expense of $2.1 million. This increase resulted primarily from $0.3 million of additional travel expenses related to business expansion, $0.3 million for additional temporary help and consulting fees, and $0.3 million in incremental for legal expenses, postage and training expenses.
          Amortization of acquisition-related software and intangibles as a percentage of revenue was 2.4% for the three months ended March 31, 2009 compared to 3.0% for the three months ended March 31, 2008 and for the current quarter was $1.22 million, a $0.06 million or 4.6% increase compared to the same quarter for the prior year expense of $1.16 million. The $0.06 increase compared to last year resulted from our acquisition of Prudent Rx in 2008.
          Selling, general, and administrative expense as a percentage of revenue was 12.3% for the three months ended March 31, 2009 compared to 13.1% for the three months ended March 31, 2008 and for the current quarter was $6.1 million, a $1.0 million or 20.2% increase compared to the same quarter for the prior year expense of $5.1 million. The $1.0 million increase reflects a $0.9 million increase in compensation cost and a $0.1 million aggregate increase in consulting fees and local taxes.
          Operating income for the three months ended March 31, 2009 was $9.9 million, an increase of $4.2 million or 73.3%, compared to $5.7 million for the three months ended March 31, 2008 primarily due to increased revenue partially offset by incremental operating cost incurred during the quarter ended March 31, 2009.
          Interest expense was $0.3 million for the three months ended March 31, 2009 compared to $0.4 million for the same quarter for the prior year. In both periods, interest expense was attributable to borrowings under the Term Loan and amortization of deferred financing costs. The decrease in interest expense is due to both lower variable interest rates and a reduction in the principal balance in the current period compared to the prior period. Interest income was $0.1 million for the three months ended March 31, 2009, $0.1 million lower than the amount earned in the same quarter for the prior year, due to low interest rates in the current year.
          Income tax expense of $4.0 million was recorded in the quarter ended March 31, 2009 compared to $2.3 million for the three months ended March 31, 2008, an increase of $1.7 million. . Our effective tax rate decreased to 41.0% in 2009 from 42.0% for the quarter ended March 31, 2008 primarily due to a change in state apportionments. The principal difference between the statutory rate and the Company’s effective rate is state taxes.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009 and 2008
          Net income of $5.7 million in the current quarter represents an increase of $2.5 million, or 79.8%, compared to net income of $3.2 million in the same quarter for the prior year.
Off-Balance Sheet Financing Arrangements
          We do not have any off-balance sheet financing arrangements, other than our irrevocable standby letter of credit previously discussed, and the operating leases discussed below.
Liquidity and Capital Resources
          Historically, our principal source of funds has been operations and we have sufficient cash and cash equivalents to support our operating needs. At March 31, 2009, our cash and cash equivalents and net working capital were $53.1 million and $83.0 million, respectively. Although we expect that operating cash flows will continue to be a primary source of liquidity for our operating needs, we also have a $25.0 million Revolving Credit facility available for future cash flow needs. There have been no borrowings under the Revolving Loan, however, we have outstanding a $4.6 million irrevocable standby letter of credit which relates to contingent, default payment obligations required by a contractual arrangement with a client. In addition, at March 31, 2009, we had $15.8 million of debt outstanding from the $40.0 million Term Loan originally borrowed to fund the acquisition of BSPA in September 2006. The Term Loan requires us to make quarterly repayments of approximately $1.6 million.
          Operating cash flows could be adversely affected by a decrease in demand for our services. The majority of our client relationships have been in place for several years, and as a result, we do not expect any decrease in the demand for our services in the near term.
          The number of days sales outstanding (DSO) at March 31, 2009 increased to 84 days compared to 78 days at December 31, 2008. First quarter DSO has historically increased by several days over year-end. A substantial portion of the increase in the current quarter’s DSO levels resulted administrative delays in payment processing, together with the timing of the monthly distribution of revenue during the quarter.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009 and 2008
          At March 31, 2009, our primary contractual obligations, which consist of principal maturities of long-term debt and amounts due under future lease payments, principally of facility lease obligations, are as follows (in thousands):

	Primary Contractual Payments due by period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Operating leases	$25,625	$7,952	$12,204	$5,469	$—
Long-term debt	15,750	6,300	9,450	—	—
Interest expense (1)	1,232	797	435	—	—

Total	$42,607	$15,049	$22,089	$5,469	$—

(1)	Future interest payments are estimates of amounts due on long-term debt at current interest rates and based on scheduled repayments of principal.
          We have entered into sublease arrangements for some of our facility obligations and expect to receive the following rental receipts (in thousands):

	Less than			More than
Total	1 Year	2-3 Years	4-5 Years	5 years
$5,268	$1,186	$2,505	$1,577	$ —
          On May 28, 1997, the Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not in excess of $10 million. On February 24, 2006, the Board of Directors increased the authorized aggregate purchase price by $10 million to an amount not to exceed $20 million. During the three months ended March 31, 2009, no purchases were made. Since the inception of the repurchase program, we have repurchased 1,662,846 shares having an aggregate purchase price of $9.4 million.
Recent Accounting Pronouncements
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with the exception of the application of the statement to the determination of fair value of nonfinancial assets and liabilities that are recognized or disclosed on a nonrecurring basis, which is effective for the Company as of January 1, 2009.
          SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009 and 2008
          Effective January 1, 2008, we partially adopted SFAS No. 157 and have applied its provisions to financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually). The Company has not yet adopted SFAS 157 for non-financial assets and liabilities, in accordance with FASB staff position 157-2, which is effective for the Company as of January 1, 2009. The impact of FASB staff position 157-2 does not presently have an impact on the Company’s financial position, operations or cash flows.
          At March 31, 2009, the Company’s interest rate swap contract (see note 8) was being carried at fair value and measured on a recurring basis. Fair value is determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy. During the period ending March 31, 2009, no such non-financial assets and liabilities requiring fair value determination under this Standard were recognized or disclosed on a non-recurring basis.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159), which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company has adopted SFAS 159 and has elected not to measure any additional financial instruments and other items at fair value.
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
          In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how these instruments are accounted for, and how they affect the entity’s financial position, financial performance and cash flows. The Company adopted Statement 161 as of the required effective date of January 1, 2009 and applied its provisions prospectively by providing the additional disclosures in its consolidated financial statements. The Company provided single period Statement 161 disclosures for the March 31, 2009 period of adoption, on Note 8, as allowed by Statement 161. Periods in years after initial adoption will include comparative disclosures.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009 and 2008
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
          In April 2009, the FASB issued FSP FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments” to require, on an interim basis, disclosures about the fair value of all financial instruments within the scope of SFAS 107 “Disclosures about Fair Value of Financial Instruments” and to include disclosures related to the methods and significant assumptions used in estimating those instruments. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact the adoption of this FSP will have on its consolidated financial statements and related disclosures.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009 and 2008
Item 3. Quantitative and Qualitative Disclosures About Market Risks
          We are exposed to changes in interest rates, primarily from our Term Loan, and use an interest rate swap agreement to fix the interest rate on a portion of this variable debt and reduce certain exposures to interest rate fluctuations. Since entering into this swap agreement, interest rates have declined and the required payments exceed those based on current market rates on the long-term debt. Our risk management objective in entering into such contracts and agreements is only to reduce our exposure to the effects of interest rate fluctuations and not for speculative investment. At March 31, 2009, we had total bank debt of $15.8 million. The Company’s interest rate swap effectively converted $12.0 million of this variable rate debt to fixed rate debt, leaving approximately $3.8 million of the total long-term debt exposed to interest rate risk. If the effective interest rate for all of our variable rate debt were to increase by 100 basis points (1%), our annual interest expense would increase by a maximum of $38,000 based on the balances outstanding at March 31, 2009.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2009.
          There have been no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009 and 2008
PART II — OTHER INFORMATION
Item 1A. Risk Factors
          There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009 and 2008
Item 6. Exhibits
     The Exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index immediately following the Signatures.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009 and 2008
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2009	HMS HOLDINGS CORP. (Registrant)
	By:	/s/ William C. Lucia
William C. Lucia
Chief Executive Officer

	By:	/s/ Walter D. Hosp
Walter D. Hosp
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009 and 2008

Exhibit Index

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 906 Principal Executive Officer Certification.

32.2	Section 906 Principal Executive Officer Certification.