Form 10-Q
period 2009-06-30
HMS HOLDINGS CORP
filed 2009-08-07
CIK 1196501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, accelerated filer, non-accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares common stock, $.01 par value, outstanding as of August 3, 2009 was 26,190,018.

HMS HOLDINGS CORP. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$56,886	$49,216
Accounts receivable, net of allowance of $652 at June 30, 2009 and $664 at December 31, 2008	55,127	45,155
Prepaid expenses	7,257	3,825
Other current assets, including deferred tax assets of $1,296 at June 30, 2009 and $1,697 at December 31, 2008	1,297	1,716

Total current assets	120,567	99,912

Property and equipment, net	17,533	17,757
Goodwill, net	82,342	82,342
Deferred income taxes, net	2,050	2,040
Intangible assets, net	17,696	19,823
Other assets	552	639

Total assets	$240,740	$222,513

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable, accrued expenses and other liabilities	$18,479	$22,859
Current portion of long-term debt	6,300	6,300

Total current liabilities	24,779	29,159

Long-term liabilities:
Long-term debt	7,875	11,025
Accrued deferred rent	2,923	3,257
Other liabilities	656	710

Total long-term liabilities	11,454	14,992

Total liabilities	36,233	44,151

Commitments and contingencies

Shareholders’ equity:
Preferred stock — $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock — $.01 par value; 45,000,000 shares authorized; 27,836,864 shares issued and 26,174,018 shares outstanding at June 30, 2009; 27,174,875 shares issued and 25,512,029 shares outstanding at December 31, 2008	278	272
Capital in excess of par value	159,806	146,145
Retained earnings	53,905	41,562
Treasury stock, at cost; 1,662,846 shares at June 30, 2009 and December 31, 2008	(9,397)	(9,397)
Accumulated other comprehensive loss	(85)	(220)

Total shareholders’ equity	204,507	178,362

Total liabilities and shareholders’ equity	$240,740	$222,513

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2009 and 2008
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue	$53,814	$44,183	$103,755	$83,126

Cost of services:

Compensation	17,815	14,374	35,346	28,098
Data processing	3,491	2,512	6,637	5,229
Occupancy	2,495	2,406	5,229	4,767
Direct project costs	7,399	6,395	13,724	12,439
Other operating costs	3,215	3,114	6,213	5,259
Amortization of acquisition related software and intangibles	1,216	1,162	2,432	2,325

Total cost of services	35,631	29,963	69,581	58,117

Selling, general & administrative expenses	6,743	5,378	12,874	10,478

Total operating expenses	42,374	35,341	82,455	68,595

Operating income	11,440	8,842	21,300	14,531

Interest expense	(278)	(351)	(565)	(766)
Interest income	56	132	153	329

Income before income taxes	11,218	8,623	20,888	14,094
Income taxes	4,580	3,622	8,545	5,920

Net income	$6,638	$5,001	$12,343	$8,174

Basic income per share data:
Net income per basic share	$0.26	$0.20	$0.48	$0.33

Weighted average common shares outstanding, basic	26,009	24,985	25,813	24,906

Diluted income per share data:
Net income per diluted share	$0.24	$0.19	$0.45	$0.31

Weighted average common shares, diluted	27,472	26,712	27,345	26,782

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2009
(in thousands, except share amounts)
(unaudited)

					Accumulated
	Common Stock		Capital In		Other			Total
	# of Shares	Par	Excess Of	Retained	Comprehensive	Treasury Stock		Shareholders’
	Issued	Value	Par Value	Earnings	Income/(Loss)	# of Shares	Amount	Equity

Balance at December 31, 2008	27,174,875	$272	$146,145	$41,562	$(220)	1,662,846	$(9,397)	$178,362

Comprehensive income:
Net income	—	—	—	12,343	—	—	—	12,343

Current period net changes in hedging transactions, net of tax of $57	—	—	—	—	135	—	—	135

Total comprehensive income								12,478

Share-based compensation cost	—	—	2,920	—	—	—	—	2,920
Exercise of stock options	661,989	6	4,481	—	—	—	—	4,487
Income tax benefit from stock transactions	—	—	6,260	—	—	—	—	6,260

Balance at June 30, 2009	27,836,864	$278	$159,806	$53,905	$(85)	1,662,846	$(9,397)	$204,507

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008
(in thousands)
(unaudited)

	Six months ended June 30,
	2009	2008

Operating activities:
Net income	$12,343	$8,174
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	3	8
Depreciation and amortization	6,764	5,771
Share-based compensation expense	2,920	1,518
Decrease in deferred tax asset	391	390
Changes in assets and liabilities:
Increase in accounts receivable	(9,972)	(5,149)
(Increase)/decrease in prepaid expenses and other current assets	(3,414)	412
(Increase)/decrease in other assets	1	(18)
Decrease in accounts payable, accrued expenses and other liabilities	(3,886)	(6,748)

Net cash provided by operating activities	5,150	4,358

Investing activities:
Purchases of property and equipment	(4,290)	(3,690)
Investment in software	(787)	(477)

Net cash used in investing activities	(5,077)	(4,167)

Financing activities:
Proceeds from exercise of stock options	4,487	1,020
Repayment of long-term debt	(3,150)	(3,150)
Income tax benefit from stock transactions	6,260	5,550

Net cash provided by financing activities	7,597	3,420

Net increase in cash and cash equivalents	7,670	3,611

Cash and cash equivalents at beginning of period	49,216	21,275

Cash and cash equivalents at end of period	$56,886	$24,886

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,196	$388

Cash paid for interest	$458	$690

Supplemental disclosure of noncash investing activities:
Accrued property and equipment purchases	$1,151	$—

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2009 and 2008
1. Unaudited Interim Financial Information
The management of HMS Holdings Corp. (Holdings or the Company) is responsible for the accompanying unaudited interim consolidated financial statements and the related information included in the notes to the unaudited interim consolidated financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, including normal recurring adjustments necessary for the fair presentation of our financial position and results of operations and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.
We are managed and operated as one business, with a single management team that reports to the chief executive officer. We do not operate separate lines of business with respect to any of its product lines. Accordingly, we do not prepare discrete financial information with respect to separate product lines or by location and do not have separately reportable segments.
These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2008 included in our Annual Report on Form 10-K for such year, as filed with the Securities and Exchange Commission (SEC).
2. Basis of Presentation and Principles of Consolidation
(a) Organization and Business
We provide a variety of cost containment and payment accuracy services relating to government healthcare programs. These services are generally designed to help our clients recover amounts due from liable third parties, reduce their costs, and ensure regulatory compliance.
(b) Principles of Consolidation
The consolidated financial statements include our accounts and wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
(c) Recent Accounting Pronouncement
In September 2006, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with the exception of the application of the statement to the determination of fair value of nonfinancial assets and liabilities that are recognized or disclosed on a nonrecurring basis, which is effective as of January 1, 2009.
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

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2009 and 2008
Effective January 1, 2008, we partially adopted SFAS No. 157 and have applied its provisions to financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually). We have also adopted SFAS 157 for non-financial assets and liabilities, in accordance with FASB staff position 157-2, which is effective as of January 1, 2009. FASB staff position 157-2 does not presently have an impact on our financial position, operations or cash flows.
At June 30, 2009, our interest rate swap contract (see Note 8) was being carried at fair value and measured on a recurring basis. Fair value is determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy. During the period ending June 30, 2009, no such non-financial assets and liabilities requiring fair value determination under SFAS No. 157 were recognized or disclosed on a non-recurring basis.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how these instruments are accounted for, and how they affect the entity’s financial position, financial performance and cash flows. We adopted Statement 161 as of the required effective date of January 1, 2009 and applied its provisions prospectively by providing the additional disclosures in its consolidated financial statements. We provided single period Statement 161 disclosures for the period ended June 30, 2009, in Note 8, as allowed by Statement 161. Periods in years after initial adoption will include comparative disclosures.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2009 and 2008
In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other generally accepted accounting principles (GAAP). This FSP is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The requirements for estimating useful lives must be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited; therefore, the impact of the implementation of this pronouncement cannot be determined until the transactions occur.
In April 2009, the FASB issued FSP FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments” to require, on an interim basis, disclosures about the fair value of all financial instruments within the scope of SFAS 107 “Disclosures about Fair Value of Financial Instruments” and to include disclosures related to the methods and significant assumptions used in estimating those instruments. This FSP is effective for interim or annual periods ending after June 15, 2009. We provided required disclosures for the June 30, 2009 period of adoption in Note 2(g) and Note 8.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 sets forth general standards of accounting for and the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.
In the second quarter of 2009, we adopted SFAS No. 165. We have evaluated subsequent events through August 7, 2009, which represents the date the financial statements are issued. We provided required disclosures for the period ended June 30, 2009 in Note 9.
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
(e) Reclassifications and Immaterial Adjustments
In 2008, we modified the presentation of operating expenses to separately present selling, general and administrative expenses for each of the periods presented to conform to SEC regulations. These immaterial modifications had no impact on total operating expenses, operating income, net income and cash flows for the period adjusted.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2009 and 2008
The following table presents the previously reported and the revised balances:

	Three months ended		Six months ended
	June 30, 2008		June 30, 2008
	Previously		Previously
	Reported	Revised	Reported	Revised
Operating expenses:

Cost of services

Compensation	$17,269	$14,374	$33,825	$28,098
Data processing	2,771	2,512	5,737	5,229
Occupancy	2,634	2,406	5,224	4,767
Direct project costs	6,395	6,395	12,439	12,439
Other operating costs	5,110	3,114	9,045	5,259
Amortization of intangibles	1,162	1,162	2,325	2,325

Total cost of services	35,341	29,963	68,595	58,117

Selling, general and administrative expenses	—	5,378	—	10,478

Total operating expenses	$35,341	$35,341	$68,595	$68,595

The consolidated balance sheet as of June 30, 2008 and the statement of cash flows for the six months ended June 30, 2008 reflect revisions as compared to the previously reported amounts. These revisions were to correct immaterial errors in the manner in which excess tax benefits from stock based compensation were recognized in our interim financial statements. The revisions reduce previously reported income tax payable and increased capital in excess of par value on the consolidated interim balance sheet at June 30, 2008, and increased net cash used in operating activities and net cash provided by financing activities during the period ending June 30, 2008 by $2.4 million. These amounts had no impact on previously reported income tax expense, net income and net changes in cash and cash equivalents.
(f) Revenue Recognition
We recognize revenue for our contingency fee based services when third party payors remit payments to our customers and consequently the contingency is deemed to have been satisfied. This revenue recognition policy is specifically addressed in the SEC’s “Frequently Asked Questions and Answers” bulletin pertaining to Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. Transaction-related revenue is recognized based upon the completion of those transactions or services rendered during a given period.
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

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2009 and 2008
(g) Fair Value of Financial Instruments
The carrying amounts for the Company’s cash equivalents, accounts receivable, accounts payable and accrued expense approximate fair value due to their short-term nature. The carrying amount of the Company’s long-term debt approximates fair value as the debt is variable rate and resets quarterly. For the fair value of the derivative contract see Note 8.
3. Stock-based Compensation
Presented below is a summary of our option activity for the six months ended June 30, 2009:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Shares	exercise	Contractual terms	Intrinsic value
	(in thousands)	price	(in years)	(in thousands)
Outstanding at January 1, 2009	4,066	$12.26
Granted	10	$34.51
Exercised	(662)	$6.78
Forfeitures	(21)	$19.74
Expired	—	—

Outstanding at June 30, 2009	3,393	$13.35	4.99	$93,384

Vested or expected to vest at June 30, 2009	3,289	$13.06	0.59	$91,466

Exercisable at June 30, 2009	1,843	$6.79	4.31	$62,805

The fair value of each option grant was estimated using the Black-Scholes option pricing model and the related compensation expense is recognized ratably over the contractual service period, which is typically the vesting period. This model uses the expected term of the option, the expected volatility of the price of our common stock, risk free interest rates and expected dividend yield of its common stock. Expected volatilities are calculated based on the historical volatility of our stock. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the interest rate of a 5-year U.S. Treasury note in effect on the date of the grant.
In February 2009, we granted 127,918 restricted stock awards. These restricted stock awards were assigned a price of $31.27 and will vest 25%, as of each applicable vesting date of February 19, 2011, February 19, 2012, February 19, 2013 and February 19, 2014 subject to the executives’ continued employment with us.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2009 and 2008
As of June 30, 2009, there was approximately $14.0 million of total unrecognized compensation cost related to stock options and restricted stock outstanding. That cost is expected to be recognized over a weighted-average period of 2.3 years. No compensation cost related to stock options or restricted stock was capitalized for the three months ended June 30, 2009.
The following table summarizes the weighted average assumptions utilized in developing the Black-Scholes pricing model:

	Six months ended June 30,
	2009		2008
Expected dividend yield	0	%-	0%
Risk-free interest rate	2.34%		2.48%
Expected volatility	44.9%		38.0%
Expected life	4. 0 years		5.0 years
10,000 stock options were granted during the six month period ended June 30, 2009.
The total intrinsic value of options exercised during the three months ended June 30, 2009 and 2008 was $9.0 million and $1.4 million, respectively. During the six months ended June 30, 2009 and 2008, total intrinsic value of options exercised was $16.7 million and $6.4 million, respectively.
Total compensation cost for share-based payments arrangements charged against income for the three months ended June 30, 2009 and 2008 was $1.6 million and $0.7 million, respectively. The total income tax benefit recognized in the income statement for share-based arrangements for the three months ended June 30, 2009 and 2008 was $0.7 million and $0.3 million, respectively.
Total compensation cost for share-based payments arrangements charged against income for the six months ended June 30, 2009 and 2008 was $2.9 million and $1.5 million, respectively. The total income tax benefit recognized in the income statement for share-based arrangements for the six months ended June 30, 2009 and 2008 was $1.2 million and $0.6 million, respectively.
4. Acquisition
On September 16, 2008, we purchased the net assets of Prudent Rx, Inc., an independent pharmacy audit and cost containment company based in Culver City, California. With this acquisition, we further expanded our portfolio of program integrity service offerings for government healthcare programs and managed care organizations, particularly in the pharmacy arena. Prudent Rx’s key products and services include audit programs, program design and benefit management, as well as general and pharmacy systems consulting.
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

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2009 and 2008
The acquisition of Prudent Rx did not have a material effect on our earnings for the six month ended June 30, 2009.
The allocation of the purchase price was based upon estimates of the assets and liabilities acquired in accordance with SFAS No. 141 “Business Combinations.” The acquisition of Prudent Rx was based on management’s consideration of past and expected future performance as well as the potential strategic fit with our long-term goals. The expected long-term growth, market position and expected synergies to be generated by Prudent Rx were the primary factors which gave rise to an acquisition price which resulted in the recognition of goodwill.
The allocation of the aggregate purchase price of this acquisition is as follows:

Goodwill	$2,100
Identifiable intangible assets	1,432
Net assets acquired	964

Total Purchase Price	$4,496

Identifiable intangible assets principally include customer relationships and Prudent Rx’s trade name.
5. Income Taxes
We file income tax returns with the U.S. federal government and various state jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2005. We operate in a number of state and local jurisdictions, substantially all of which have never audited our records. Accordingly, we are subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction.
At June 30, 2009, we had net operating loss carry-forwards (NOLs) of $0.3 million which are subject to limitation set forth in the Internal Revenue Code of 1986 as amended (Code) and are available to offset future federal and state and local taxable income.
During the periods ended June 30, 2009 and 2008, we recorded a tax benefit of $6.3 million and $5.6 million, respectively, related to the utilization of the income tax benefit from stock transactions by reducing income tax payable and crediting capital. For the period ended June 30, 2009, we utilized excess tax deductions of $15.7 million of excess tax benefit generated from 2009 stock option transactions to recognize this tax benefit. For the period ended June 30, 2008, we utilized $13.1 from stock options transactions and related NOL carry-forwards to recognize this tax benefit.
There was no change in the valuation allowance from December 31, 2008. At June 30, 2009, the valuation allowance was $2.7 million. The sale of our subsidiary, Accordis Inc. (Accordis) in 2005 resulted in a capital loss of $6.0 million, which can be carried forward for five years and produced a deferred tax asset of $2.5 million. We believe the available objective evidence, principally the capital loss carryforward being utilizable to offset only future capital gains, creates sufficient uncertainty regarding the realizability of our capital loss carryforward that it is more likely than not, that substantially all of the capital loss carryforward is not realizable.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2009 and 2008
The remaining valuation allowance of $0.2 million relates to certain state NOLs where we do not currently operate and there is sufficient doubt about our ability to utilize these NOLs that it is more likely than not that this portion of the state NOLs are not realizable.
At June 30, 2009, we had approximately $0.2 million of tax positions for which there is uncertainty about the allocation and apportionment of state tax deductions. If recognized, all of this balance would impact the effective tax rate; however we do not expect any significant change in unrecognized tax benefits during the next twelve months. We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. The accrued liabilities related to uncertain tax positions of approximately $92,000 have not changed since December 31, 2008.
6. Earnings Per Share
Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Our common share equivalents consist of stock options and restricted stock awards.
The following reconciles the basic to diluted weighted average shares outstanding:

	Three months ending		Six months ending
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average shares outstanding — basic	26,009	24,985	25,813	24,906
Potential shares exercisable under stock option plans	1,456	1,727	1,529	1,876
Potential issuable restricted stock awards	7	—	3	—

Weighted average shares outstanding — diluted	27,472	26,712	27,345	26,782

For the three months ended June 30, 2009, 13,626 stock options were not included in the diluted earnings per share calculation because the effect would have been antidilutive. For the three months ended June 30, 2008, 699,500 stock options were not included in the diluted earnings per share calculation because the effect would have been antidilutive.
For the six months ended June 30, 2009, 15,823 stock options were not included in the diluted earnings per share calculation because the effect would have been antidilutive. For the six months ended June 30, 2008, 633,137 stock options were not included in the diluted earnings per share calculation because the effect would have been antidilutive.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2009 and 2008
7. Debt
We have a credit agreement (the “Credit Agreement”) among the Company, several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A. (JPMCB), as administrative agent, which was utilized to fund a portion of the purchase price for our 2006 acquisition of the Benefits Solutions Practice Area (BSPA) assets from Public Consulting Group, Inc. The Credit Agreement provides for a term loan of $40 million (the “Term Loan”) and revolving credit loans of up to $25 million (the “Revolving Loan”). Borrowings under the Credit Agreement mature on September 13, 2011. The loans are secured by a security interest in favor of the lenders covering our assets and subsidiaries. Interest on borrowings under the Credit Agreement is calculated, at our option, at either (i) LIBOR, including statutory reserves, plus a variable margin based on our leverage ratio, or (ii) the higher of (a) the prime lending rate of JPMCB, and (b) the Federal Funds Effective Rate plus 0.50%, in each case plus a variable margin based on our leverage ratio. In connection with the Revolving Loan, we agreed to pay a commitment fee, payable quarterly in arrears, at a variable rate based on our leverage ratio, on the unused portion of the Revolving Loan.
Commitments under the Credit Agreement will be reduced and borrowings are required to be repaid with the net proceeds of, among other things, sales or issuances of equity (excluding equity issued under employee benefit plans and equity issued to sellers as consideration in acquisitions), sales of assets and any incurrence of indebtedness by us, subject, in each case, to limited exceptions. Our obligations under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which encompasses customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to such matters as ERISA, uninsured judgments and the failure to pay certain indebtedness, and a change of control default.
In addition, the Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on indebtedness, liens, fundamental changes, dispositions of property, investments, dividends and other restricted payments. The financial covenants include a consolidated fixed charge coverage ratio, as defined, of not less than 1.75 to 1.0 and a consolidated leverage ratio as defined not to exceed 3.0 to 1.0, through June 30, 2009. We are in full compliance with these covenants.
The Term Loan requires quarterly repayments of approximately $1.6 million. There have been no borrowings under the Revolving Loan, however, we had outstanding a $4.6 million irrevocable standby letter of credit which relates to contingent, default payment obligations required by a contractual arrangement with a client. As a result of the letter of credit issued, the amount available under the Revolving Loan was reduced by $4.6 million at June 30, 2009. Fees and expenses incurred in 2006 related to the Credit Agreement of $0.9 million have been recorded as Deferred Financing Costs (included in other assets, non-current) and are amortized to interest expense over the five-year life of the credit facilities using the effective interest method.
Long-term debt consists of the following at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
	(in thousands)
Borrowings under the Credit Agreement:
$40 million Term Loan, interest at 2.25%	$14,175	$17,325
$25 million Revolving Loan	—	—

Total long-term debt	14,175	17,325
Less current portion of long-term debt	6,300	6,300

Long-term debt, net of current portion	$7,875	$11,025

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2009 and 2008
8. Derivative Contract
We have an interest rate swap agreement to hedge the fluctuations in variable interest rates and do not use derivative instruments for speculative purposes.
In December 2006, we entered into a three-year interest rate swap agreement, maturing on September 30, 2009, which is accounted for as a cash flow hedge. This agreement effectively converted $12.0 million of our variable rate debt to fixed-rate debt, reducing our exposure to changes in interest rates. Under this swap agreement, we received an average variable LIBOR rate of 1.36% and paid a LIBOR fixed rate of 5.295% for the period from December 31, 2008 to June 30, 2009. The LIBOR interest rates exclude the applicable interest rate spread under our Credit Agreement. We have recognized, net of tax, a reduction to accumulated comprehensive loss of $135,000 for the period ended June 30, 2009 from hedging transactions which result in a cumulative unrealized loss, net of tax, of $85,000 at June 30, 2009. The reduction in accumulated loss for the period relates to the change in the derivative’s fair value and reclassification of such derivative gain and losses to interest expense as a yield adjustment of the hedged interest payouts in the same period in which the related interest affect earnings. The amount reclassified into earnings during the period ended June 30, 2009 amounted to approximately $237,000.
The fair value of this swap, a liability of $143,000 at June 30 2009 and $367,000 at December 31, 2008, is recorded in the consolidated balance sheets as other current liability, with changes in its fair value included in other comprehensive income. The fair value of the swap is estimated using the Mark to Market method of valuation. Under this method, any security or commodity held at the end of period is treated as sold (and re-acquired) at its fair market value on the last business day of that period. There have been no changes in the method of estimating fair value of the swap since its inception.
9. Subsequent Events
On July 29, 2009 we amended the existing lease agreement of our Texas facility (the Amendment). Pursuant to the Amendment, we leased additional space and extended the lease term for the existing premise. The new lease agreement will expire in July 2019. We expect the maximum base rent under the Amendment to be approximately $14.0 million over the life of the lease.
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
For the Six Months Ended June 30, 2009 and 2008

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP.
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
Expense Classifications: Cost of services in the statement of income is presented in the seven categories noted below. Each category of cost excludes costs relating to selling, general and administrative functions which are presented separately as a component of total operating expenses. All revenue and cost are reported under one operating segment. A description of the primary costs included in each category is provided below:
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
For the Six Months Ended June 30, 2009 and 2008
Current Overview
We provide a variety of cost management services for government-sponsored health and human services programs. These services help customers recover amounts due from third parties, avoid and reduce costs, and ensure regulatory compliance.
Our customers are State Medicaid agencies, government-sponsored managed care plans, child support agencies, the Veterans Health Administration, the Centers for Medicare and Medicaid Services and other public programs. We help these programs contain healthcare costs by identifying third party insurance coverage and recovering expenditures that were the responsibility of the third party, or that were paid in error. The identification of other insurance coverage also helps these programs avoid future expenditures.
Our revenue, most of which is derived from contingent fees, grew at an average compounded rate of approximately 33.9% per year for the last five fiscal years. Our growth has been attributable to acquisitions as well as the growth in Medicaid costs, which has historically averaged approximately 8% annually. State governments also have increased their use of vendors for coordination of benefits and other cost containment functions, and we have been able to increase our revenue through these initiatives. Leveraging our work on behalf of state Medicaid fee for service programs, we have penetrated the Medicaid managed care market, into which more Medicaid lives are being shifted. As of June 30, 2009, we served 38 state Medicaid agencies and 104 Medicaid health plans including several of the largest Medicaid health plans in the nation as our clients.
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

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2009 and 2008
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
The following table sets forth, for the periods indicated, certain items in our consolidated statements of income expressed as a percentage of revenue:

	Three months ended June 30,
	2009	2008
Revenue	100.0%	100.0%
Cost of services:
Compensation	33.1%	32.5%
Data processing	6.5%	5.7%
Occupancy	4.6%	5.4%
Direct project costs	13.7%	14.5%
Other operating costs	6.0%	7.1%
Amortization of acquisition related intangibles	2.3%	2.6%

Total cost of services	66.2%	67.8%
Selling, general and administrative	12.5%	12.2%

Total operating expenses	78.7%	80.0%
Operating income	21.3%	20.0%
Interest expense	-0.6%	-0.8%
Interest income	0.1%	0.3%

Income before income taxes	20.8%	19.5%
Income taxes	8.5%	8.2%

Net income	12.3%	11.3%

Revenue for the three months ended June 30, 2009 was $53.8 million, an increase of $9.6 million or 21.8% compared to revenue of $44.2 million in the same quarter for the prior year. The revenue increase reflects the organic growth in existing client accounts, the addition of new clients, including those gained through the acquisition of other companies, changes in the yields and scope of client projects, and differences in the timing of when client projects were completed in the current year compared to the prior year.
Compensation expense as a percentage of revenue was 33.1% for the three months ended June 30, 2009 compared to 32.5% for the three months ended June 30, 2008 and for the current quarter was $17.8 million, a $3.4 million or 23.9% increase over the same quarter for the prior year expense of $14.4 million. During the quarter ended June 30, 2009, we averaged 910 employees, a 19.4% increase over our average of 762 employees during the quarter ended June 30, 2008. The increase in compensation resulted from a $2.7 million increase due to headcount additions and annual salary increases, a $0.4 million increase for variable compensation, and a $0.3 million increase for fringe benefits.
Data processing expense as a percentage of revenue was 6.5% for the three months ended June 30, 2009 compared to 5.7% for the three months ended June 30, 2008 and for the current quarter was $3.5 million, an increase of $1.0 million or 39.0% over the same quarter for the prior year expense of $2.5 million. The increase resulted from a $0.7 million increase in software expense associated with mainframe and network upgrades, and a $0.3 million increase in hardware costs.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2009 and 2008
Occupancy expense as a percentage of revenue was 4.6% for the three months ended June 30, 2009 compared to 5.4% for the three months ended June 30, 2008 and for the current quarter was $2.5 million, a $0.1 million or 3.7% increase compared to the same quarter for the prior year expense of $2.4 million. This increase reflected by $0.3 million of additional utilities and equipment expense partially offset by a $0.2 million reduction in rent expense.
Direct project expense as a percentage of revenue was 13.7% for the three months ended June 30, 2009 compared to 14.5% for the three months ended June 30, 2008 and for the current quarter was $7.4 million, a $1.0 million or 15.7% increase compared to same quarter for the prior year expense of $6.4 million. This increase resulted from $0.4 million in additional subcontractor expense for the quarter related to revenue composition, $0.3 million increase in professional fees, and $0.3 million increase in other miscellaneous expenses.
Other operating costs as a percentage of revenue were 6.0% for the three months ended June 30, 2009 compared to 7.1% for the three months ended June 30, 2008 and for the current quarter were $3.2 million, an increase of $0.1 million or 3.2% compared to the same quarter for the prior year expense of $3.1 million. This increase resulted primarily from $0.3 million of additional travel expenses related to business expansion partially offset by a decrease of $0.2 million for employee relocation expenses incurred in the prior year period.
Amortization of acquisition-related software and intangibles as a percentage of revenue was 2.3% for the three months ended June 30, 2009 compared to 2.6% for the three months ended June 30, 2008 and for the current quarter was $1.22 million, a $0.05 million or 4.6% increase compared to the same quarter for the prior year expense of $1.16 million. The $0.06 increase compared to last year resulted from our acquisition of Prudent Rx in 2008.
Selling, general, and administrative expense as a percentage of revenue was 12.5% for the three months ended June 30, 2009 compared to 12.2% for the three months ended June 30, 2008 and for the current quarter was $6.7 million, a $1.4 million or 25.4% increase compared to the same quarter for the prior year expense of $5.4 million. During the quarter ended June 30, 2009, we averaged 74 employees, a 25.4% increase over our average of 59 employees during the quarter ended June 30, 2008. Compensation increased by $1.2 million due to a $0.9 million increase in stock compensation expense, a $0.2 million increase due to headcount additions and annual salary increases, and a $0.1 million increase for variable compensation. Occupancy expense increased by $0.2 million related to square footage utilization of the sales, general and administrative group.
Operating income for the three months ended June 30, 2009 was $11.4 million, an increase of $2.6 million or 29.4%, compared to $8.8 million for the three months ended June 30, 2008 primarily due to increased revenue partially offset by incremental operating cost incurred during the quarter ended June 30, 2009.
Interest expense was $0.3 million for the three months ended June 30, 2009 compared to $0.4 million for the same quarter for the prior year. In both periods, interest expense was attributable to borrowings under the Term Loan and amortization of deferred financing costs. The decrease in interest expense is due to both lower variable interest rates and a reduction in the principal balance in the current period compared to the prior period. Interest income was $56,000 for the three months ended June 30, 2009 compared to interest income of $132,000 for the three months ended June 30, 2008, principally due to lower interest rates partially offset by higher cash balances.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2009 and 2008
Income tax expense of $4.6 million was recorded in the quarter ended June 30, 2009 compared to $3.6 million for the three months ended June 30, 2008, an increase of $1.0 million. Our effective tax rate decreased to 40.8% for the quarter ended June 30, 2009 from 42.0% for the quarter ended June 30, 2008 primarily due to a change in state apportionments. The principal difference between the statutory rate and our effective rate is state taxes.
Net income of $6.6 million in the current quarter represents an increase of $1.6 million, or 32.7%, compared to net income of $5.0 million in the same quarter for the prior year.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
The following table sets forth, for the periods indicated, certain items in our consolidated statements of operations expressed as a percentage of revenue:

	Six months ended June 30,
	2009	2008
Revenue	100.0%	100.0%
Cost of services:
Compensation	34.1%	33.8%
Data processing	6.4%	6.3%
Occupancy	5.0%	5.8%
Direct project costs	13.3%	14.9%
Other operating costs	6.0%	6.3%
Amortization of acquisition related intangibles	2.3%	2.8%

Total cost of services	67.1%	69.9%
Selling, general and administrative	12.4%	12.6%

Total operating expenses	79.5%	82.5%
Operating income	20.5%	17.5%
Interest expense	-0.5%	-0.9%
Interest income	0.1%	0.4%

Income before income taxes	20.1%	17.0%
Income taxes	8.2%	7.2%

Net income	11.9%	9.8%

Revenue for the six months ended June 30, 2009 was $103.8 million, an increase of $20.6 million or 24.8% compared to revenue of $83.1 million in the prior year period. The revenue increase reflects organic growth in existing client accounts, the addition of new clients, changes in the yields and scope of client projects and differences in the timing of when client projects were completed in the current year compared to the prior year.
Compensation expense as a percentage of revenue was 34.1% for the six months ended June 30, 2009 compared to 33.8% for the six months ended June 30, 2008 and for the current period was $35.3 million, a $7.2 million or 25.8% increase over the prior year period expense of $28.1 million. During the six-month period ended June 30, 2009, we averaged 892 employees, a 19.4% increase over our average of 747 employees during the period ended June 30, 2008. The increase in compensation resulted from a $4.7 million increase due to headcount additions and annual salary increases, a $1.4 million increase for variable compensation, and a $1.1 million increase for fringe benefits.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2009 and 2008
Data processing expense as a percentage of revenue was 6.4% for the six months ended June 30, 2009 compared to 6.3% for the six-months ended June 30, 2008 and for the current period was $6.6 million, an increase of $1.4 million or 26.9% over the prior year period expense of $5.2 million. Expenses associated with mainframe and network upgrades increased by $0.9 million for software costs and $0.5 million for hardware costs.
Occupancy expense as a percentage of revenue was 5.0% for the six months ended June 30, 2009 compared to 5.8% for the six months ended June 30, 2008 and for the current period was $5.2 million, a $0.4 million or 9.7% increase compared to the prior year period expense of $4.8 million. This increase reflected approximately $0.2 million of additional equipment expense, rental and maintenance, $0.1 million of additional depreciation of leasehold improvements, furniture and fixtures and telephone systems, and $0.1 million of additional rent and common area maintenance expense.
Direct project expense as a percentage of revenue was 13.3% for the six months ended June 30, 2009 compared to 14.9% for the six months ended June 30, 2008 and for the current period was $13.7 million, a $1.3 million or 10.3% increase compared to prior year period expense of $12.4 million. This increase resulted from $0.7 million in additional subcontractor expense for the quarter related to revenue composition, a $0.4 million increase in professional fees, and $0.2 million increase in other miscellaneous expenses.
Other operating costs as a percentage of revenue were 6.0% for the six months ended June 30, 2009 compared to 6.3% for the six months ended June 30, 2008 and for the current period were $6.2 million, an increase of $1.0 million or 18.1% compared to the prior year period expense of $5.3 million. This increase resulted primarily from increases of $0.5 million for additional temporary help and consulting fees, and $0.5 million for additional travel expenses.
Amortization of acquisition-related software and intangibles as a percentage of revenue was 2.3% for the six months ended June 30, 2009 compared to 2.8% for the six months ended June 30, 2008 and for the current period was $2.4 million, an increase of $0.1 million or 4.6% compared to prior year period expense of $2.3 million. The increase resulted from the Prudent Rx acquisition in the fourth quarter of 2008.
Selling, general, and administrative expense as a percentage of revenue was 12.4% for the six months ended June 30, 2009 compared to 12.6% for the six months ended June 30, 2008 and for the current period was $12.9 million, a $2.4 million or 22.9% increase compared to the prior year period expense of $10.5 million. During the six months ended June 30, 2009, we averaged 72 employees, a 26.3% increase over our average of 57 employees during the six months ended June 30, 2008. Compensation increased by $2.2 million due to a $1.4 million increase in stock compensation expense, a $0.3 million increase due to headcount additions and annual salary increases, and a $0.5 million increase for variable compensation. Occupancy expense increased by $0.4 million related to square footage utilization of the sales, general and administrative group. Other expenses decreased by $0.2 million, primarily resulting from the timing of professional fee expenses during the year.
Operating income for the six months ended June 30, 2009 was $21.3 million, an increase of $6.8 million or 46.6%, compared to $14.5 million for the six months ended June 30, 2008 primarily due to increased revenue partially offset by incremental operating cost incurred during the quarter ended June 30, 2009.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2009 and 2008
Interest expense was $0.6 million for the six months ended June 30, 2009 compared to $0.8 million for the prior year period. In both periods, interest expense was attributable to borrowings under the Term Loan and amortization of deferred financing costs. The decrease in interest expense is due to both lower variable interest rates and a reduction in the principal balance in the current period compared to the prior period. Interest income was $153,000 for the six months ended June 30, 2009 compared to interest income of $329,000 for the six months ended June 30, 2008, principally due to lower interest rates partially offset by higher cash balances.
Income tax expense of $8.5 million was recorded in the period ended June 30, 2009 compared to $5.9 million for the period ended June 30, 2008, an increase of $2.6 million. Our effective tax rate decreased to 40.9% in 2009 from 42.0% for the year ended December 31, 2008 primarily due to a change in state apportionments. The principal difference between the statutory rate and our effective rate is state taxes.
Net income of $12.3 million in the current period represents an increase of $4.2 million, or 51.0%, compared to net income of $8.2 million in the prior year period.
Off-Balance Sheet Financing Arrangements
We do not have any off-balance sheet financing arrangements, other than our irrevocable standby letter of credit previously discussed, and the operating leases discussed below.
Liquidity and Capital Resources
Historically, our principal source of funds has been operations and we have sufficient cash and cash equivalents to support our operating needs. At June 30, 2009, our cash and cash equivalents and net working capital were $56.9 million and $95.8 million, respectively. Although we expect that operating cash flows will continue to be a primary source of liquidity for our operating needs, we also have a $25.0 million Revolving Credit facility available for future cash flow needs. There have been no borrowings under the Revolving Loan, however, we have outstanding a $4.6 million irrevocable standby letter of credit which relates to contingent, default payment obligations required by a contractual arrangement with a client. In addition, at June 30, 2009, we had $14.2 million of debt outstanding from the $40.0 million Term Loan originally borrowed to fund the acquisition of BSPA in September 2006. The Term Loan requires us to make quarterly repayments of approximately $1.6 million.
Operating cash flows could be adversely affected by a decrease in demand for our services. The majority of our client relationships have been in place for several years, and as a result, we do not expect any decrease in the demand for our services in the near term.
The number of days sales outstanding (DSO) at June 30, 2009 increased to 92 days compared to 91 days at June 30, 2008. Second quarter DSO has historically increased by several days over year-end. A substantial portion of the increase in the current quarter’s DSO levels resulted from administrative delays in payment processing relating to many of our clients’ June 30 fiscal year end, together with the timing of the monthly distribution of revenue during the quarter.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2009 and 2008
At June 30, 2009, our primary contractual obligations, which consist of principal maturities of long-term debt and amounts due under future lease payments, principally of facility lease obligations, are as follows (in thousands):

	Primary Contractual Payments due by period
		Less than 1			More than
Contractual obligations	Total	year	2-3 years	4-5 years	5 years
Operating leases (2)	$29,431	$8,692	$14,818	$5,873	$48

Long-term debt	14,175	6,300	7,875	—	—

Interest expense (1)	371	289	82	—	—

Total	$43,977	$15,281	$22,775	$5,873	$48

(1)	Future interest payments are estimates of amounts due on long-term debt at current interest rates and based on scheduled repayments of principal.

(2)
On July 29, 2009 we amended the existing lease agreement of our Texas facility. The new lease agreement will expire in July 2019. An increase of $9.7 million in contractual obligations is not included in this table.

We have entered into sublease arrangements for some of our facility obligations and expect to receive the following rental receipts (in thousands):

	Less than			More than
Total	1 Year	2-3 Years	4-5 Years	5 years

$5,002	$1,193	$2,569	$1,240	$—
On May 28, 1997, the Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not in excess of $10 million. On February 24, 2006, the Board of Directors increased the authorized aggregate purchase price by $10 million to an amount not to exceed $20 million. During the three months ended June 30, 2009, no purchases were made. Since the inception of the repurchase program, we have repurchased 1,662,846 shares having an aggregate purchase price of $9.4 million.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with the exception of the application of the statement to the determination of fair value of nonfinancial assets and liabilities that are recognized or disclosed on a nonrecurring basis, which is effective as of January 1, 2009.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2009 and 2008
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
Effective January 1, 2008, we partially adopted SFAS No. 157 and have applied its provisions to financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually). We have not yet adopted SFAS 157 for non-financial assets and liabilities, in accordance with FASB staff position 157-2, which is effective as of January 1, 2009. The impact of FASB staff position 157-2 does not presently have an impact on our financial position, operations or cash flows.
At June 30, 2009, the interest rate swap contract (see Note 8) was being carried at fair value and measured on a recurring basis. Fair value is determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy. During the period ending June 30, 2009, no such non-financial assets and liabilities requiring fair value determination under this Standard were recognized or disclosed on a non-recurring basis.
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

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2009 and 2008
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how these instruments are accounted for, and how they affect the entity’s financial position, financial performance and cash flows. We adopted Statement 161 as of the required effective date of January 1, 2009 and applied its provisions prospectively by providing the additional disclosures in its consolidated financial statements. We provided single period Statement 161 disclosures for the period ended June 30, 2009, in Note 8, as allowed by Statement 161. Periods in years after initial adoption will include comparative disclosures.
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
In April 2009, the FASB issued FSP FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments” to require, on an interim basis, disclosures about the fair value of all financial instruments within the scope of SFAS 107 “Disclosures about Fair Value of Financial Instruments” and to include disclosures related to the methods and significant assumptions used in estimating those instruments. This FSP is effective for interim and annual periods ending after June 15, 2009. We provided required disclosures for the June 30, 2009 period of adoption in Note 2(g) and Note 8.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 sets forth general standards of accounting for and the disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.
In the second quarter of 2009, we adopted SFAS No. 165. We have evaluated subsequent events through August 7, 2009, which represents the date the financial statements are issued. We provided required disclosures for the period ended June 30, 2009 in Note 9.

Item 3. Quantitative and Qualitative Disclosures About Market Risks
We are exposed to changes in interest rates, primarily from our Term Loan, and use an interest rate swap agreement to fix the interest rate on a portion of this variable debt and reduce certain exposures to interest rate fluctuations. Since entering into this swap agreement, interest rates have declined and the required payments exceed those based on current market rates on the long-term debt. Our risk management objective in entering into such contracts and agreements is only to reduce our exposure to the effects of interest rate fluctuations and not for speculative investment. At June 30, 2009, we had total bank debt of $14.2 million. The interest rate swap was effectively converted $12.0 million of this variable rate debt to fixed rate debt until September, 2009, leaving approximately $2.2 million of the total long-term debt exposed to interest rate risk. If the effective interest rate for all of our variable rate debt were to increase by 100 basis points (1%), our annual interest expense would increase by a maximum of $22,000 based on the balances outstanding at June 30, 2009.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2009 and 2008

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2009.
There have been no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Shareholders was held on June 12, 2009. The 23,977,259 shares of common stock (Common Stock) present at the meeting out of a then total 25,865,629 shares outstanding and entitled to vote, acted as follows with respect to the following proposals:
Approved, by a vote of: 14,214,655 shares of common stock for and 9,762,604 shares withheld, the election of William F. Miller III as a director; 22,000,015 shares of common stock for and 977,244 shares withheld, the election of William W. Neal as a director; 11,293,988 shares of common stock for and 12,683,271 shares withheld, the election of Ellen a. Rudnick as a director; 19,885,247 shares of common stock for and 4,092,012 shares withheld, the election of Michael A. Stocker as a director; and 22,006,013 shares of common stock for and 1,971,246 shares withheld, the election of Richard H. Stowe as a director. The votes of 1,581,469 shares of common stock were withheld with respect to the election of all of the nominees.
Ratified, by a vote of: 18,476,112 shares of Common Stock for, 3,199,563 shares against, and 2,301,584 shares abstained, the amendment and restatement of our Amended 2006 Stock Plan to increase the maximum number of shares that may be issued under the 2006 Stock Plan from 2,150,000 shares to 4,000,000 shares.
Ratified, by a vote of 23,079,419 shares of Common Stock for, 880,557 shares against, and 17,283 shares abstained, the selection of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

Item 6. Exhibits
The Exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index immediately following the Signatures.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2009 and 2008
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2009	HMS HOLDINGS CORP. (Registrant)

	By:	/s/ William C. Lucia
William C. Lucia
Chief Executive Officer

	By:	/s/ Walter D. Hosp
Walter D. Hosp
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2009 and 2008
Exhibit Index

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 906 Principal Executive Officer Certification.

32.2	Section 906 Principal Executive Officer Certification.