Form 10-Q
period 2009-09-30
HMS HOLDINGS CORP
filed 2009-11-06
CIK 1196501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares common stock, $.01 par value, outstanding as of November 2, 2009 was 26,332,231.

HMS HOLDINGS CORP. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

Page
PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 (unaudited)	3
Consolidated Statements of Income for the three and nine months ended September 30, 2009 and 2008 (unaudited)	4
Consolidated Statement of Shareholders’ Equity and Comprehensive Income for the nine months ended September 30, 2009 (unaudited)	5
Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (unaudited)	6
Notes to Unaudited Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures about Market Risks	29
Item 4. Controls and Procedures	29

PART II — OTHER INFORMATION
Item 1A. Risk Factors	30
Item 6. Exhibits	30
Signatures	31
Exhibit Index	32
Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$69,532	$49,216
Accounts receivable, net of allowance of $627 at September 30, 2009 and $664 at December 31, 2008	57,794	45,155
Prepaid expenses	5,969	3,825
Other current assets, including net deferred tax assets of $831 at September 30, 2009 and $1,697 at December 31, 2008	1,415	1,716

Total current assets	134,710	99,912

Property and equipment, net	17,910	17,757
Goodwill, net	82,342	82,342
Deferred income taxes, net	1,256	2,040
Intangible assets, net	20,336	19,823
Other assets	983	639

Total assets	$257,537	$222,513

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable, accrued expenses and other liabilities	$23,473	$22,859
Current portion of long-term debt	6,300	6,300

Total current liabilities	29,773	29,159

Long-term liabilities:
Long-term debt	6,300	11,025
Accrued deferred rent	3,476	3,257
Other liabilities	895	710

Total long-term liabilities	10,671	14,992

Total liabilities	40,444	44,151

Commitments and contingencies

Shareholders’ equity:
Preferred stock — $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock — $.01 par value; 45,000,000 shares authorized; 27,986,107 shares issued and 26,323,261 shares outstanding at September 30, 2009; 27,174,875 shares issued and 25,512,029 shares outstanding at December 31, 2008	280	272
Capital in excess of par value	163,925	146,145
Retained earnings	62,285	41,562
Treasury stock, at cost; 1,662,846 shares at September 30, 2009 and December 31, 2008	(9,397)	(9,397)
Accumulated other comprehensive loss	—	(220)

Total shareholders’ equity	217,093	178,362

Total liabilities and shareholders’ equity	$257,537	$222,513

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2009 and 2008
(in thousands, except per share amounts)
(unaudited)
`

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue	$59,164	$48,965	$162,920	$132,091

Cost of services:

Compensation	19,191	15,862	54,537	43,960
Data processing	3,476	2,793	10,113	8,022
Occupancy	2,540	2,519	7,769	7,286
Direct project costs	7,446	7,310	21,170	19,749
Other operating costs	3,617	2,711	9,829	7,970
Amortization of acquisition related software and intangibles	1,211	1,205	3,643	3,530

Total cost of services	37,481	32,400	107,061	90,517

Selling, general & administrative expenses	7,322	5,794	20,196	16,272

Total operating expenses	44,803	38,194	127,257	106,789

Operating income	14,361	10,771	35,663	25,302

Interest expense	(254)	(371)	(820)	(1,137)
Interest income	46	191	199	520

Income before income taxes	14,153	10,591	35,042	24,685
Income taxes	5,774	4,448	14,319	10,368

Net income	$8,379	$6,143	$20,723	$14,317

Basic income per share data:
Net income per basic share	$0.32	$0.24	$0.80	$0.57

Weighted average common shares outstanding, basic	26,228	25,083	25,953	24,965

Diluted income per share data:
Net income per diluted share	$0.30	$0.23	$0.75	$0.53

Weighted average common shares, diluted	27,697	26,794	27,476	26,778

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2009
(in thousands, except share amounts)
(unaudited)

					Accumulated
	Common Stock		Capital In		Other			Total
	# of Shares	Par	Excess Of	Retained	Comprehensive	Treasury Stock		Shareholders’
	Issued	Value	Par Value	Earnings	Income/(Loss)	# of Shares	Amount	Equity

Balance at December 31, 2008	27,174,875	$272	$146,145	$41,562	$(220)	1,662,846	$(9,397)	$178,362

Comprehensive income:
Net income	—	—	—	20,723	—	—	—	20,723

Current period net changes in hedging transactions, net of tax of $147	—	—	—	—	220	—	—	220

Total comprehensive income								20,943

Share-based compensation cost	—	—	4,482	—	—	—	—	4,482
Exercise of stock options	811,232	8	5,725	—	—	—	—	5,733
Excess tax benefit from exercised stock options	—	—	7,573	—	—	—	—	7,573

Balance at September 30, 2009	27,986,107	$280	$163,925	$62,285	$—	1,662,846	$(9,397)	$217,093

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
(in thousands)
(unaudited)

	Nine months ended September 30,
	2009	2008
Operating activities:
Net income	$20,723	$14,317
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	6	53
Depreciation and amortization	10,014	8,834
Share-based compensation expense	4,482	2,351
Decrease/(increase) in deferred tax asset	1,649	(640)
Changes in assets and liabilities:
Increase in accounts receivable	(10,195)	(7,380)
Increase in prepaid expenses and other current assets	(2,653)	(888)
Increase in other assets	(6)	(18)
Increase/(decrease) in accounts payable, accrued expenses and other liabilities	669	(4,293)

Net cash provided by operating activities	24,689	12,336

Investing activities:
Purchases of property and equipment	(6,544)	(4,908)
Acquisition of IntegriGuard	(5,217)	—
Acquisition of Prudent Rx	—	(4,030)
Investment in software	(1,193)	(735)

Net cash used in investing activities	(12,954)	(9,673)

Financing activities:
Proceeds from exercise of stock options	5,733	1,647
Repayment of long-term debt	(4,725)	(4,725)
Excess tax benefit from exercised stock options	7,573	10,738

Net cash provided by financing activities	8,581	7,660

Net increase in cash and cash equivalents	20,316	10,323

Cash and cash equivalents at beginning of period	49,216	21,275

Cash and cash equivalents at end of period	$69,532	$31,598

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,165	$1,813

Cash paid for interest	$674	$979

Supplemental disclosure of noncash investing activities:
Accrued purchase price relating to PrudentRx acquisition	$—	$466

Accrued property and equipment purchases	$774	$—

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2009 and 2008
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
We are managed and operated as one business, with a single management team that reports to the chief executive officer. We do not operate separate lines of business with respect to any of our product lines. Accordingly, we do not prepare discrete financial information with respect to separate product lines or by location and do not have separately reportable segments.
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
(b) Principles of Consolidation
The consolidated financial statements include our accounts and transactions and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
(c) Recent Accounting Pronouncement
In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 168 (FAS 168), the Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. FAS 168 names the FASB Accounting Standards Codification (ASC) as the sole source of authoritative accounting and reporting standards in the United States, in addition to guidance issued by the SEC. The ASC is a restructuring of accounting and reporting standards designed to simplify user access to all authoritative accounting principles generally accepted in the United States (U.S. GAAP) by providing the authoritative literature in a topically organized structure. The ASC reduces the U.S. GAAP hierarchy to two levels, one that is authoritative and one that is not. The ASC is not intended to change U.S. GAAP or any requirements of the SEC. The ASC became authoritative upon its release on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009. We adopted FASB ASC as of the required effective date of September 30, 2009 and applied its provisions prospectively by providing the new codification references disclosures in our consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2009 and 2008
ASC Topic 820 “Fair Value Measurements and Disclosures”, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. ASC 820 is effective for fiscal years beginning after November 15, 2007, with the exception of the application of the Topic to the determination of fair value of nonfinancial assets and liabilities that are recognized or disclosed on a nonrecurring basis, which is effective as of January 1, 2009.
The Fair Value Measurements and Disclosures Accounting Standard establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
Effective January 1, 2008, we partially adopted ASC Subtopic 820-10 Section 20 and have applied its provisions to financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually). Beginning January 1, 2009, we adopted ASC 820-10 as it related to non-financial assets and liabilities. Applying the provisions of ASC 820-10 to our non-financial assets does not presently have an impact on our financial position, operations or cash flows.
Prior to the expiration of our interest rate swap contract on September 30, 2009, our interest rate swap contract (see Note 8) was being carried at fair value and measured on a recurring basis. Fair value is determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy. During the period ending September 30, 2009, no such non-financial assets and liabilities requiring fair value determination under ASC Subtopic 820-20 Section 50 were recognized or disclosed on a non-recurring basis.
ASC Subtopic 825-10 Section 05 “Financial Instruments”, is effective for fiscal years beginning after November 15, 2007. ASC Subtopic 825-10 permits entities to choose to measure many financial instruments and certain other items at fair value. This Subtopic also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have adopted ASC Subtopic 825-10 Section 05 during 2008 and have elected not to measure any additional financial instruments and other items at fair value.
ASC 805 “Business Combinations” is effective for all acquisitions finalized on or after January 1, 2009. The revised provisions changed a number of significant aspects. Acquisition costs generally are expensed as incurred; noncontrolling interests are valued at fair value at the acquisition date; in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense. The revised provisions of the standard are effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. In connection with the acquisition of IntegriGuard during the period ended September 30, 2009, as discussed in Note 4, we have applied the provisions of this standard.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2009 and 2008
ASC 815 “Derivatives and Hedging” requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how these instruments are accounted for, and how they affect the entity’s financial position, financial performance and cash flows. We have applied the revised provisions of the standard as of the required effective date of January 1, 2009 and applied its provisions prospectively by providing the additional disclosures in our consolidated financial statements. We provided single period derivative disclosures for the period ended September 30, 2009, in Note 8, as allowed by ASC Subtopic 815-25. Periods in years after initial adoption will include comparative disclosures.
ASC 350 “Intangibles — Goodwill and Other” is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value. This pronouncement is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The requirements for estimating useful lives must be applied prospectively to intangible assets acquired after the effective date. In connection with the acquisition of IntegriGuard during the period ended September 30, 2009, as discussed in Note 4, we have applied the provisions of this standard.
ASC Subtopic 825-10 “Financial Instruments” requires an entity to provide interim disclosures about the fair value of all financial instruments within the scope of ASC Subtopic 825-10 and to include disclosures related to the methods and significant assumptions used in estimating those instruments. The interim disclosure requirements in ASC 825 are effective for interim and annual periods ending after June 15, 2009. We have provided the required disclosures in Note 2(g) and Note 8.
ASC 855 “Subsequent Events” sets forth general standards of accounting for, and the disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.
In the second quarter of 2009, we adopted the provisions of ASC 855. We have evaluated subsequent events through November 6, 2009, which represents the date the financial statements are issued. We provided required disclosures in Note 9.
New FASB guidance (ASU 2009-05) amends ASC Topic 820, Fair Value Measurements (formerly FASB Statement No. 157, Fair Value Measurements) to allow companies to use the perspective of an investor that holds the related obligation as an asset when determining the fair value of a liability. The new guidance is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. No new fair-value measurements are required by the standard.
ASC Subtopic 605-25, Revenue Recognition—Multiple-Element Arrangements (EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”), sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. One of those current requirements is that there be objective and reliable evidence of the standalone selling price of the undelivered items, which must be supported by either vendor-specific objective evidence (VSOE) or third-party evidence (TPE).

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2009 and 2008
ASU 2009-13 (EITF 08-1) amends ASC Subtopic 650-25 to eliminate the requirement that all undelivered elements have VSOE or TPE before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13 (EITF 08-1). Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements.
The Consensus is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. Retrospective application to prior years is an option, but is not required. In the initial year of application, companies are required to make qualitative and quantitative disclosures about the impact of the changes. We have determined that this ASU will not currently impact our existing accounting over our multiple element arrangement described below in Note 2(f) as the other separate unit of accounting criteria of the standard have not been met.
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

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2009 and 2008
The following table presents the previously reported and the revised balances:

	Three months ended		Nine months ended
	September 30, 2008		September 30, 2008
	Previously		Previously
	Reported	Revised	Reported	Revised

Operating expenses:

Cost of services

Compensation	$19,297	$15,862	$53,122	$43,960
Data processing	3,059	2,793	8,796	8,022
Occupancy	2,763	2,519	7,987	7,286
Direct project costs	7,310	7,310	19,749	19,749
Other operating costs	4,560	2,711	13,605	7,970
Amortization of intangibles	1,205	1,205	3,530	3,530

Total cost of services	38,194	32,400	106,789	90,517

Selling, general and administrative expenses	—	5,794	—	16,272

Total operating expenses	$38,194	$38,194	$106,789	$106,789

The consolidated balance sheet as of September 30, 2008 and the statement of cash flows for the nine months ended September 30, 2008 reflect revisions as compared to the previously reported amounts. These revisions were to correct immaterial errors in the manner in which excess tax benefits from stock based compensation were recognized in our interim financial statements. The revisions reduced previously reported income tax payable and increased capital in excess of par value on the consolidated interim balance sheet at September 30, 2008, and increased net cash used in operating activities and net cash provided by financing activities during the period ending September 30, 2008 by $3.5 million. These amounts had no impact on previously reported income tax expense, net income and net changes in cash and cash equivalents.
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
ASC Subtopic 605-25 “Revenue Arrangements with Multiple Deliverables,” requires contracts with multiple deliverables to be divided into separate units of accounting if certain criteria are met. Arrangements including both implementation and transaction related revenue are accounted for as a single unit of accounting. Since implementation services do not carry a standalone value, the revenue relating to these services is recognized over the term of the customer contract to which it relates.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2009 and 2008
(g) Fair Value of Financial Instruments
The carrying amounts for our cash equivalents, accounts receivable, accounts payable and accrued expense approximate fair value due to their short-term nature.
3. Stock-based Compensation
Presented below is a summary of our option activity for the nine months ended September 30, 2009:

			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	intrinsic
	Shares	exercise	terms	value
	(in thousands)	price	(in years)	(in thousands)
Outstanding at January 1, 2009	4,066	$12.26
Granted	10	$34.51
Exercised	(811)	$7.07
Forfeitures	(25)	$20.56
Expired	(1)	$25.45

Outstanding at September 30, 2009	3,239	$13.56	4.75	$78,226

Vested or expected to vest at September 30, 2009	3,154	$13.31	4.51	$76,943

Exercisable at September 30, 2009	1,900	$7.78	4.27	$56,864

The fair value of each option grant was estimated using the Black-Scholes option pricing model and the related compensation expense is recognized ratably over the contractual service period, which is typically the vesting period. This model uses the expected term of the option, the expected volatility of the price of our common stock, risk free interest rates and expected dividend yield of our common stock. Expected volatilities are calculated based on the historical volatility of our stock. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the interest rate of a 5-year U.S. Treasury note in effect on the date of the grant.
In February 2009, we granted 127,918 restricted stock awards. These restricted stock awards were assigned a price of $31.27 and will vest 25%, as of each applicable vesting date of February 19, 2011, February 19, 2012, February 19, 2013 and February 19, 2014, subject to the executives’ continued employment with us.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2009 and 2008
As of September 30, 2009, there was approximately $12.0 million of total unrecognized compensation cost related to stock options and restricted stock outstanding. That cost is expected to be recognized over a weighted-average period of 2.3 years. No compensation cost related to stock options or restricted stock was capitalized for the three months ended September 30, 2009.
The following table summarizes the weighted average assumptions utilized in developing the Black-Scholes pricing model:

	Nine months ended
	September 30,
	2009	2008

Expected dividend yield	0%	0%
Risk-free interest rate	2.34%	2.6%
Expected volatility	44.9%	39.7%
Expected life	4.0 years	5.0 years
No stock options were granted during the three-month period ended September 30, 2009.
The total intrinsic value of options exercised during the three months ended September 30, 2009 and 2008 was $4.5 million and $2.7 million, respectively. During the nine months ended September 30, 2009 and 2008, total intrinsic value of options exercised was $21.2 million and $9.1 million, respectively.
Total compensation cost for share-based payments arrangements charged against income for the three months ended September 30, 2009 and 2008 was $1.6 million and $0.8 million, respectively. The total income tax benefit recognized in the income statement for share-based arrangements for the three months ended September 30, 2009 and 2008 was $0.6 million and $0.4 million, respectively.
Total compensation cost for share-based payments arrangements charged against income for the nine months ended September 30, 2009 and 2008 was $4.5 million and $2.4 million, respectively. The total income tax benefit recognized in the income statement for share-based arrangements for the nine months ended September 30, 2009 and 2008 was $1.8 million and $1.0 million, respectively. See Note 9, for stock-based compensation awards approved and granted on October 1, 2009.
4. Acquisitions
On September 29, 2009, we acquired all the issued and outstanding membership interests of IntegriGuard LLC (IntegriGuard), an ISO-certified and Utilization Review Accreditation Commission (URAC) accredited organization providing services to the prevention and detection of fraud, waste, and abuse in the healthcare system. The company is based in Omaha, Nebraska and operates as a wholly owned subsidiary. With this acquisition, we further expanded our portfolio of program integrity service offerings for government healthcare programs, particularly in the Medicare and Medicaid programs. IntegriGuard’s services include audit, compliance and education, data and analysis, eligibility verification, medical review, and investigation services. In addition to being designated by the Centers for Medicare and Medicaid Services (CMS) as one of 12 Program Safeguard Contractors, IntegriGuard is also one of eight Qualified Independent Contractors for CMS.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2009 and 2008
The purchase price for IntegriGuard was $5.3 million in cash, subject to certain subsequent adjustments based on working capital balances and was accounted for under the purchase method of accounting.
The acquisition of IntegriGuard did not have a material effect on our revenues, earnings, earnings per share or liquidity for the three and nine-month periods ended September 30, 2009.
The allocation of the purchase price was based upon preliminary fair value estimates of the assets and liabilities acquired in accordance with ASC 805 “Business Combinations.” The acquisition of IntegriGuard was based on management’s consideration of past and expected future performance as well as the potential strategic fit with our long-term goals. The expected long-term growth, market position and expected synergies to be generated by IntegriGuard were the primary factors which gave rise to an acquisition price which resulted in the recognition of unidentified intangible assets.
As a result of the acquisition occurring late in the current quarter, we have not had adequate time to complete the valuation of assets acquired, accordingly we have not completed the purchase price allocation, therefore, the aggregate purchase price allocation of this acquisition presented below is subject to adjustments:

Unidentified goodwill and intangible assets	$3,694
Identified intangible assets	5
Net assets acquired	1,628

Total purchase price	$5,327

As part of the acquisition, the Company and Lumetra (seller) entered into a twelve months Intercompany Services Agreement (the ISA) to allow each party to perform contractual transition services. Services performed under the ISA are billed at pre-determined rates as specified in the ISA.
On September 16, 2008, we purchased the net assets of Prudent Rx, Inc. (Prudent Rx), an independent pharmacy audit and cost containment company based in Culver City, California. With this acquisition, we further expanded our portfolio of program integrity service offerings for government healthcare programs and managed care organizations, particularly in the pharmacy arena. Prudent Rx’s key products and services include audit programs, program design and benefit management, as well as general and pharmacy systems consulting.
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
The acquisition of Prudent Rx did not have a material effect on our revenues, earnings, earnings per share or liquidity for the three and nine-month periods ended September 2009.
The allocation of the purchase price was based upon fair value estimates of the assets and liabilities. The acquisition of Prudent Rx was based on management’s consideration of past and expected future performance as well as the potential strategic fit with our long-term goals. The expected long-term growth, market position and expected synergies to be generated by Prudent Rx were the primary factors which gave rise to an acquisition price which resulted in the recognition of goodwill.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2009 and 2008
The allocation of the aggregate purchase price of this acquisition is as follows:

Goodwill	$2,100
Identifiable intangible assets	1,432
Net assets acquired	964

Total Purchase Price	$4,496

Identifiable intangible assets principally include customer relationships and Prudent Rx’s trade name.
5. Income Taxes
We file income tax returns with the U.S. federal government and various state jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2006. We operate in a number of state and local jurisdictions, substantially all of which have never audited our records. Accordingly, we are subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction.
At September 30, 2009, we had net operating loss carry-forwards (NOLs) of $0.3 million which are subject to limitation set forth in the Internal Revenue Code of 1986, as amended (Code) and are available to offset future federal and state and local taxable income.
During the nine-month period ended September 30, 2009 and 2008, we recorded a tax benefit of $7.6 million and $10.7 million, respectively, related to the utilization of the income tax benefit from stock transactions by reducing income tax payable and crediting capital. For the nine-month period ended September 30, 2009, we utilized excess tax deductions of $19.1 million of excess tax benefit generated from 2009 stock option transactions to recognize this tax benefit. For the nine-month period ended September 30, 2008, we utilized $26.8 million from stock options transactions and related NOL carry-forwards to recognize this tax benefit.
There was no change in the valuation allowance from December 31, 2008. At September 30, 2009, the valuation allowance was $2.7 million. The sale of our subsidiary, Accordis Inc. (Accordis) in 2005 resulted in a capital loss of $6.0 million, which can be carried forward for five years and produced a deferred tax asset of $2.5 million. We believe the available objective evidence, principally the capital loss carryforward being utilizable to offset only future capital gains, creates sufficient uncertainty regarding the realizability of our capital loss carryforward that it is more likely than not, that substantially all of the capital loss carryforward is not realizable.
The remaining valuation allowance of $0.2 million relates to certain state NOLs where we do not currently operate and there is sufficient doubt about our ability to utilize these NOLs that it is more likely than not that this portion of the state NOLs are not realizable.
At September 30, 2009, we had approximately $0.2 million of tax positions for which there is uncertainty about the allocation and apportionment of state tax deductions. If recognized, all of this balance would impact the effective tax rate; however we do not expect any significant change in unrecognized tax benefits during the next twelve months. We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. The accrued liabilities related to uncertain tax positions of approximately $92,000 have not changed since December 31, 2008.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2009 and 2008
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
The following reconciles the basic to diluted weighted average shares outstanding:

	Three months ending		Nine months ending
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average shares outstanding — basic	26,228	25,083	25,953	24,965
Potential shares exercisable under stock option plans	1,454	1,711	1,516	1,813
Potential issuable restricted stock awards	15	—	7	—

Weighted average shares outstanding — diluted	27,697	26,794	27,476	26,778

For the three months ended September 30, 2009, 10,000 stock options were not included in the diluted earnings per share calculation because the effect would have been antidilutive. For the three months ended September 30, 2008, 639,000 stock options were not included in the diluted earnings per share calculation because the effect would have been antidilutive.
For the nine months ended September 30, 2009, 4,579 stock options were not included in the diluted earnings per share calculation because the effect would have been antidilutive. For the nine months ended September 30, 2008, 599,000 stock options were not included in the diluted earnings per share calculation because the effect would have been antidilutive.
7. Debt
We have a credit agreement (the Credit Agreement) among the Company, several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A. (JPMCB), as administrative agent, which was utilized to fund a portion of the purchase price for our 2006 acquisition of the Benefits Solutions Practice Area (BSPA) assets from Public Consulting Group, Inc. The Credit Agreement provides for a term loan of $40 million (the “Term Loan”) and revolving credit loans of up to $25 million (the Revolving Loan). Borrowings under the Credit Agreement mature on September 13, 2011. The loans are secured by a security interest in favor of the lenders covering our assets and subsidiaries. Interest on borrowings under the Credit Agreement is calculated, at our option, at either (i) LIBOR, including statutory reserves, plus a variable margin based on our leverage ratio, or (ii) the higher of (a) the prime lending rate of JPMCB, and (b) the Federal Funds Effective Rate plus 0.50%, in each case plus a variable margin based on our leverage ratio. In connection with the Revolving Loan, we agreed to pay a commitment fee, payable quarterly in arrears, at a variable rate based on our leverage ratio, on the unused portion of the Revolving Loan.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2009 and 2008
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
In addition, the Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on indebtedness, liens, fundamental changes, dispositions of property, investments, dividends and other restricted payments. The financial covenants include a consolidated fixed charge coverage ratio, as defined, of not less than 1.75 to 1.0 and a consolidated leverage ratio as defined not to exceed 3.0 to 1.0, through September 30, 2009. We are in full compliance with these covenants.
The Term Loan requires quarterly repayments of approximately $1.6 million. There have been no borrowings under the Revolving Loan, however, we had outstanding a $4.6 million irrevocable standby letter of credit which relates to contingent, default payment obligations required by a contractual arrangement with a client. As a result of the letter of credit issued, the amount available under the Revolving Loan was reduced by $4.6 million at September 30, 2009. Fees and expenses incurred in 2006 related to the Credit Agreement of $0.9 million have been recorded as Deferred Financing Costs (included in other assets, non-current) and are amortized to interest expense over the five-year life of the credit facilities using the effective interest method.
Long-term debt consists of the following at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
	(in thousands)
Borrowings under the Credit Agreement:
$40 million Term Loan, interest at 1.25%	$12,600	$17,325
$25 million Revolving Loan	—	—

Total long-term debt	12,600	17,325
Less current portion of long-term debt	6,300	6,300

Long-term debt, net of current portion	$6,300	$11,025

See Note 9 for disclosure on term-loan payments made on October 28, 2009.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2009 and 2008
8. Derivative Contract
We had an interest rate swap agreement to hedge the fluctuations in variable interest rates which matured on September 30, 2009. We do not use derivative instruments for speculative purposes.
In December 2006, we entered into a three-year interest rate swap agreement, which matured on September 30, 2009, and was accounted for as a cash flow hedge. The agreement effectively converted $12.0 million of our variable rate debt to fixed-rate debt, reducing our exposure to changes in interest rates. Under the swap agreement, we received an average variable LIBOR rate of 1.11% and paid a LIBOR fixed rate of 5.295% for the period from December 31, 2008 to September 30, 2009. The LIBOR interest rates exclude the applicable interest rate spread under our Credit Agreement. We have recognized, net of tax, a reduction to accumulated comprehensive loss of $220,000 for the nine-month period ended September 30, 2009. As the contract has expired as of September 30, 2009, there is no fair value or cumulative unrealized gains and losses at September 30, 2009. The reduction in accumulated loss for the period relates to the change in the derivative’s fair value and reclassification of such derivative gain and losses to interest expense as a yield adjustment of the hedged interest payouts in the same period in which the related interest affect earnings.
The fair value of this swap, a liability of $367,000 at December 31, 2008, was recorded in the consolidated balance sheet as other current liability, with changes in its fair value included in other comprehensive income.
9. Subsequent Events
On October 1, 2009, the Compensation Committee of the Board of Directors approved 339,000 stock option awards and 25,272 restricted stock units to officers, executives, management and board members and employees at the price of $37.82 per share, the closing stock price for the Company’s common stock on the date of the grant. A portion of this stock option grant will be vest over a three-year period, while the balance will vest upon the Company’s achievement of certain predefined performance-based criteria.
On October 28, 2009, the Company paid the remainder of its $12.6 million Term Loan referred to in Note 7.

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
In addition to the information provided below, you should refer to the items disclosed as our critical accounting policies in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2008.
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
Our revenue, most of which is derived from contingent fees, grew at an average compounded rate of approximately 33.9% per year for the last five fiscal years. Our growth has been attributable to acquisitions as well as the growth in Medicaid costs, which has historically averaged approximately 8% annually. State governments also have increased their use of vendors for coordination of benefits and other cost containment functions, and we have been able to increase our revenue through these initiatives. Leveraging our work on behalf of state Medicaid fee for service programs, we have penetrated the Medicaid managed care market, into which more Medicaid lives are being shifted. As of September 30, 2009, we served 39 state Medicaid agencies and 109 Medicaid health plans including several of the largest Medicaid health plans in the nation as our clients.
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

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
The following table sets forth, for the periods indicated, certain items in our consolidated statements of income expressed as a percentage of revenue:

	Three months ended September 30,
	2009	2008
Revenue	100.0%	100.0%
Cost of services:
Compensation	32.4%	32.4%
Data processing	5.9%	5.7%
Occupancy	4.3%	5.1%
Direct project costs	12.6%	14.9%
Other operating costs	6.1%	5.6%
Amortization of acquisition related intangibles	2.0%	2.5%

Total cost of services	63.3%	66.2%
Selling, general and administrative	12.4%	11.8%

Total operating expenses	75.7%	78.0%
Operating income	24.3%	22.0%
Interest expense	-0.4%	-0.8%
Interest income	0.1%	0.4%

Income before income taxes	24.0%	21.6%
Income taxes	9.8%	9.1%

Net income	14.2%	12.5%

Revenue for the three months ended September 30, 2009 was $59.2 million, an increase of $10.2 million or 20.8% compared to revenue of $49.0 million in the same quarter for the prior year. The revenue increase reflects the organic growth in existing client accounts, the addition of new clients, including those gained through the acquisition of other companies, changes in the yields and scope of client projects, and differences in the timing of when client projects were completed in the current year compared to the comparable quarter in the prior year.
Compensation expense as a percentage of revenue was 32.4% for the three months ended September 30, 2009 compared to 32.4% for the three months ended September 30, 2008 and for the current quarter was $19.2 million, a $3.3 million or 21.0% increase over the same quarter for the prior year expense of $15.9 million. During the quarter ended September 30, 2009, we averaged 966 employees, a 21.1% increase over our average of 798 employees during the quarter ended September 30, 2008. The increase in compensation resulted from a $3.0 million increase due to headcount additions and annual salary increases, a $0.2 million increase for fringe benefits and a $0.1 million increase for variable compensation.
Data processing expense as a percentage of revenue was 5.9% for the three months ended September 30, 2009 compared to 5.7% for the three months ended September 30, 2008 and for the current quarter was $3.5 million, an increase of $0.7 million or 24.5% over the same quarter for the prior year expense of $2.8 million. The increase resulted from a $0.6 million increase in software expense associated with mainframe and network upgrades, and a $0.1 million increase in hardware costs.

Occupancy expense as a percentage of revenue was 4.3% for the three months ended September 30, 2009 compared to 5.1% for the three months ended September 30, 2008 and for the current quarter was $2.5 million, equivalent to the expense in the same quarter for the prior year. Occupancy expense as a percentage of revenue was lower than that in the comparable 2008 period due to savings associated with subleasing one of the floors in our New York City location, together with migrating operational support to our Irving, Texas location.
Direct project expense as a percentage of revenue was 12.6% for the three months ended September 30, 2009 compared to 14.9% for the three months ended September 30, 2008 and for the current quarter was $7.4 million, a $0.1 million or 1.9% increase compared to same quarter for the prior year expense of $7.3 million. This increase resulted from $0.1 million in additional subcontractor expense for the quarter. Direct project expenses increased at a rate lower than revenue growth due to our efforts to reduce subcontractor utilization by bringing the work in-house, savings related to efficiencies and economies of scale, and the content of revenue earned during the quarter.
Other operating costs as a percentage of revenue were 6.1% for the three months ended September 30, 2009 compared to 5.6% for the three months ended September 30, 2008 and for the current quarter were $3.6 million, an increase of $0.9 million or 33.4% compared to the same quarter for the prior year expense of $2.7 million. This increase resulted primarily from increases of $0.4 million for travel, $0.3 million for employee relocation, and $0.2 million in the aggregate for supplies, postage and delivery expenses, all consistent with business expansion.
Amortization of acquisition-related software and intangibles as a percentage of revenue was 2.0% for the three months ended September 30, 2009 compared to 2.5% for the three months ended September 30, 2008 and for the current quarter was $1.2 million, equivalent to the expense in the same quarter for the prior year.
Selling, general, and administrative expense as a percentage of revenue was 12.4% for the three months ended September 30, 2009 compared to 11.8% for the three months ended September 30, 2008 and for the current quarter was $7.3 million, a $1.5 million or 26.4% increase compared to the same quarter for the prior year expense of $5.8 million. During the quarter ended September 30, 2009, we averaged 79 employees, a 19.7% increase over our average of 66 employees during the quarter ended September 30, 2008. Compensation increased by $1.0 million due to a $0.7 million increase in stock compensation expense, a $0.2 million increase due to headcount additions and annual salary increases, and a $0.1 million increase for fringe expenses. Other Costs increased by $0.5 million, primarily due to $0.3 million in transaction costs relating to the IntegriGuard acquisition, and $0.2 million in consulting expenses related to software implementation support.
Operating income for the three months ended September 30, 2009 was $14.4 million, an increase of $3.6 million or 33.3%, compared to $10.8 million for the three months ended September 30, 2008 primarily due to increased revenue partially offset by incremental operating cost incurred during the quarter ended September 30, 2009.
Interest expense was $0.3 million for the three months ended September 30, 2009 compared to $0.4 million for the same quarter for the prior year. In both periods, interest expense was attributable to borrowings under the Term Loan and amortization of deferred financing costs. The decrease in interest expense is due to both lower variable interest rates and a reduction in the principal balance in the current period compared to the prior period. Interest income was $46,000 for the three months ended September 30, 2009 compared to interest income of $191,000 for the three months ended September 30, 2008, principally due to lower interest rates partially offset by higher cash balances.

Income tax expense of $5.8 million was recorded in the quarter ended September 30, 2009 compared to $4.4 million for the three months ended September 30, 2008, an increase of $1.3 million. Our effective tax rate decreased to 40.8% for the quarter ended September 30, 2009 from 42.0% for the quarter ended September 30, 2008 primarily due to a change in state apportionments. The principal difference between the statutory rate and our effective rate is state taxes.
Net income of $8.3 million in the current quarter represents an increase of $2.2 million, or 36.1%, compared to net income of $6.1 million in the same quarter for the prior year.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
The following table sets forth, for the periods indicated, certain items in our consolidated statements of operations expressed as a percentage of revenue:

	Nine months ended September 30,
	2009	2008

Revenue	100.0%	100.0%
Cost of services:
Compensation	33.5%	33.3%
Data processing	6.2%	6.1%
Occupancy	4.8%	5.5%
Direct project costs	13.0%	14.9%
Other operating costs	6.0%	6.0%
Amortization of acquisition related intangibles	2.2%	2.7%

Total cost of services	65.7%	68.5%
Selling, general and administrative	12.4%	12.3%

Total operating expenses	78.1%	80.8%
Operating income	21.9%	19.2%
Interest expense	-0.5%	-0.9%
Interest income	0.1%	0.4%

Income before income taxes	21.5%	18.7%
Income taxes	8.8%	7.9%

Net income	12.7%	10.8%

Revenue for the nine months ended September 30, 2009 was $162.9 million, an increase of $30.8 million or 23.3% compared to revenue of $132.1 million in the prior year period. The revenue increase reflects organic growth in existing client accounts, the addition of new clients, changes in the yields and scope of client projects and differences in the timing of when client projects were completed in the current year compared to the prior year.

Compensation expense as a percentage of revenue was 33.5% for the nine months ended September 30, 2009 compared to 33.3% for the nine months ended September 30, 2008 and for the current period was $54.5 million, a $10.6 million or 24.1% increase over the prior year period expense of $44.0 million. During the nine-month period ended September 30, 2009, we averaged 916 employees, a 19.9% increase over our average of 764 employees during the period ended September 30, 2008. The increase in compensation resulted from a $7.6 million increase due to headcount additions and annual salary increases, a $1.5 million increase for variable compensation, and a $1.5 million increase for fringe benefits.
Data processing expense as a percentage of revenue was 6.2% for the nine months ended September 30, 2009 compared to 6.1% for the nine-months ended September 30, 2008 and for the current period was $10.1 million, an increase of $2.1 million or 26.1% over the prior year period expense of $8.0 million. Expenses associated with mainframe and network upgrades increased by $1.5 million for software costs, $0.5 million for hardware costs, and $0.1 million for communications costs.
Occupancy expense as a percentage of revenue was 4.8% for the nine months ended September 30, 2009 compared to 5.5% for the nine months ended September 30, 2008 and for the current period was $7.8 million, a $0.5 million or 6.6% increase compared to the prior year period expense of $7.3 million. This increase reflected $0.3 million of million of additional equipment expense, rental and maintenance, $0.1 million of additional depreciation of leasehold improvements, furniture and fixtures and telephone systems, and $0.1 million of additional rent expense. Occupancy expense as a percentage of revenue for the nine months ended September 30, 2009, was lower than that in the comparable 2008 period due to savings associated with subleasing one of the floors in our New York City location, together with migrating operational support to our Irving, Texas location.
Direct project expense as a percentage of revenue was 13.0% for the nine months ended September 30, 2009 compared to 14.9% for the nine months ended September 30, 2008 and for the current period was $21.2 million, a $1.4 million or 7.2% increase compared to prior year period expense of $19.7 million. This increase resulted from $1.2 million in additional subcontractor expense for the quarter related to revenue composition and a $0.4 million increase in professional fees, partially offset by $0.2 million decrease in reimbursable and miscellaneous expenses. Direct project expense increased at a rate lower than revenue growth due to our efforts to reduce subcontractor utilization by bringing the work in-house, savings related to efficiencies and economies of scale, and the content of revenue earned during the quarter.
Other operating costs as a percentage of revenue were 6.0% for the nine months ended September 30, 2009 compared to 6.0% for the nine months ended September 30, 2008 and for the current period were $9.8 million, an increase of $1.9 million or 23.3% compared to the prior year period expense of $8.0 million. This resulted from increases of $0.9 million in travel expenses, $0.7 million in consulting, marketing and temporary help expenses, and $0.3 million in the aggregate for supplies, postage and delivery consistent with business expansion.
Amortization of acquisition-related software and intangibles as a percentage of revenue was 2.2% for the nine months ended September 30, 2009 compared to 2.7% for the nine months ended September 30, 2008 and for the current period was $3.6 million, an increase of $0.1 million or 3.2% compared to prior year period expense of $3.5 million. The increase resulted from the Prudent Rx acquisition in the fourth quarter of 2008.

Selling, general, and administrative expense as a percentage of revenue was 12.4% for the nine months ended September 30, 2009 compared to 12.3% for the nine months ended September 30, 2008 and for the current period was $20.2 million, a $3.9 million or 24.1% increase compared to the prior year period expense of $16.3 million. During the nine months ended September 30, 2009, we averaged 74 employees, a 23.3% increase over our average of 60 employees during the nine months ended September 30, 2008. Compensation increased by $3.2 million due to a $2.1 million increase in stock compensation expense, a $0.5 million increase due to headcount additions and annual salary increases, a $0.5 million increase for variable compensation, and a $0.1 million increase for fringe benefits. Occupancy expense increased by $0.5 million related to square footage utilization of the sales, general and administrative group. Other expenses increased by $0.3 million, primarily resulting transaction costs related to the IntegriGuard acquisition. Data processing expenses decreased by $0.1 million related to software leases.
Operating income for the nine months ended September 30, 2009 was $35.7 million, an increase of $10.4 million or 40.9%, compared to $25.3 million for the nine months ended September 30, 2008 primarily due to increased revenue partially offset by incremental operating cost incurred during the quarter ended September 30, 2009.
Interest expense was $0.8 million for the nine months ended September 30, 2009 compared to $1.1 million for the prior year period. In both periods, interest expense was attributable to borrowings under the Term Loan and amortization of deferred financing costs. The decrease in interest expense is due to both lower variable interest rates and a reduction in the principal balance in the current period compared to the prior period. Interest income was $199,000 for the nine months ended September 30, 2009 compared to interest income of $520,000 for the nine months ended September 30, 2008, principally due to lower interest rates partially offset by higher cash balances.
Income tax expense of $14.3 million was recorded in the period ended September 30, 2009 compared to $10.4 million for the period ended September 30, 2008, an increase of $3.9 million. Our effective tax rate decreased to 40.9% in 2009 from 42.0% for the year ended December 31, 2008 primarily due to a change in state apportionments. The principal difference between the statutory rate and our effective rate is state taxes.
Net income of $20.7 million in the current period represents an increase of $6.4 million, or 44.7%, compared to net income of $14.3 million in the prior year period.
Off-Balance Sheet Financing Arrangements
We do not have any off-balance sheet financing arrangements, other than our irrevocable standby letter of credit previously discussed, and the operating leases discussed below.
Liquidity and Capital Resources
Historically, our principal source of funds has been operations and we have sufficient cash and cash equivalents to support our operating needs. At September 30, 2009, our cash and cash equivalents and net working capital were $69.5 million and $104.9 million, respectively. Although we expect that operating cash flows will continue to be a primary source of liquidity for our operating needs, we also have a $25.0 million Revolving Credit facility available for future cash flow needs. There have been no borrowings under the Revolving Loan, however, we have outstanding a $4.6 million irrevocable standby letter of credit which relates to contingent, default payment obligations required by a contractual arrangement with a client. In addition, at September 30, 2009, we had $12.6 million of debt outstanding from the $40.0 million Term Loan originally borrowed to fund the acquisition of BSPA in September 2006. The Term Loan requires us to make quarterly repayments of approximately $1.6 million.

On October 28, 2009, the Company paid the remainder of its $12.6 million Term Loan.
Operating cash flows could be adversely affected by a decrease in demand for our services. The majority of our client relationships have been in place for several years, and as a result, we do not expect any decrease in the demand for our services in the near term.
The number of days sales outstanding (DSO) at September 30, 2009 decreased to 84 days compared to 88 days at September 30, 2008.
At September 30, 2009, our primary contractual obligations, which consist of principal maturities of long-term debt and amounts due under future lease payments, principally of facility lease obligations, are as follows (in thousands):

	Primary Contractual Payments due by period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years

Operating leases	$38,781	$9,507	$15,350	$6,486	$7,438

Long-term debt	12,600	6,300	6,300	—	—

Interest expense (1)	180	130	50	—	—

Total	$51,561	$15,937	$21,700	$6,486	$7,438

(1)	Future interest payments are amounts due on debt at current interest rates and based on the full repayment of the debt on October 28, 2009.
We have entered into sublease arrangements for some of our facility obligations and expect to receive the following rental receipts (in thousands):

	Less than			More than
Total	1 Year	2-3 Years	4-5 Years	5 years

$5,044	$1,380	$2,761	$903	$—
On May 28, 1997, the Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not in excess of $10 million. On February 24, 2006, the Board of Directors increased the authorized aggregate purchase price by $10 million to an amount not to exceed $20 million. During the three months ended September 30, 2009, no purchases were made. Since the inception of the repurchase program, we have repurchased 1,662,846 shares having an aggregate purchase price of $9.4 million.

Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 168 (FAS 168), the Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. FAS 168 names the FASB Accounting Standards Codification (ASC) as the sole source of authoritative accounting and reporting standards in the United States, in addition to guidance issued by the SEC. The ASC is a restructuring of accounting and reporting standards designed to simplify user access to all authoritative accounting principles generally accepted in the United States (U.S. GAAP) by providing the authoritative literature in a topically organized structure. The ASC reduces the U.S. GAAP hierarchy to two levels, one that is authoritative and one that is not. The ASC is not intended to change U.S. GAAP or any requirements of the SEC. The ASC became authoritative upon its release on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009. We adopted FASB ASC as of the required effective date of September 30, 2009 and applied its provisions prospectively by providing the new codification references disclosures in our consolidated financial statements.
ASC Topic 820 “Fair Value Measurements and Disclosures”, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. ASC 820 is effective for fiscal years beginning after November 15, 2007, with the exception of the application of the Topic to the determination of fair value of nonfinancial assets and liabilities that are recognized or disclosed on a nonrecurring basis, which is effective as of January 1, 2009.
The Fair Value Measurements and Disclosures Accounting Standard establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
Effective January 1, 2008, we partially adopted ASC Subtopic 820-10 Section 20 and have applied its provisions to financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually). Beginning January 1, 2009, we adopted ASC 820-10 as it related to non-financial assets and liabilities. Applying the provisions of ASC 820-10 to our non-financial assets does not presently have an impact on our financial position, operations or cash flows.
Prior to the expiration of our interest rate swap contract on September 30, 2009, our interest rate swap contract (see Note 8) was being carried at fair value and measured on a recurring basis. Fair value is determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy. During the period ending September 30, 2009, no such non-financial assets and liabilities requiring fair value determination under ASC Subtopic 820-20 Section 50 were recognized or disclosed on a non-recurring basis.

ASC Subtopic 825-10 Section 05 “Financial Instruments”, is effective for fiscal years beginning after November 15, 2007. ASC Subtopic 825-10 permits entities to choose to measure many financial instruments and certain other items at fair value. This Subtopic also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have adopted ASC Subtopic 825-10 Section 05 during 2008 and have elected not to measure any additional financial instruments and other items at fair value.
ASC 805 “Business Combinations” is effective for all acquisitions finalized on or after January 1, 2009. The revised provisions changed a number of significant aspects. Acquisition costs generally are expensed as incurred; noncontrolling interests are valued at fair value at the acquisition date; in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense. The revised provisions of the standard are effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. In connection with the acquisition of IntegriGuard during the period ended September 30, 2009, as discussed in Note 4, we have applied the provisions of this standard.
ASC 815 “Derivatives and Hedging” requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how these instruments are accounted for, and how they affect the entity’s financial position, financial performance and cash flows. We have applied the revised provisions of the standard as of the required effective date of January 1, 2009 and applied its provisions prospectively by providing the additional disclosures in our consolidated financial statements. We provided single period derivative disclosures for the period ended September 30, 2009, in Note 8, as allowed by ASC Subtopic 815-25. Periods in years after initial adoption will include comparative disclosures.
ASC 350 “Intangibles — Goodwill and Other” is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value. This pronouncement is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The requirements for estimating useful lives must be applied prospectively to intangible assets acquired after the effective date. In connection with the acquisition of IntegriGuard during the period ended September 30, 2009, as discussed in Note 4, we have applied the provisions of this standard.
ASC Subtopic 825-10 “Financial Instruments” requires an entity to provide interim disclosures about the fair value of all financial instruments within the scope of ASC Subtopic 825-10 and to include disclosures related to the methods and significant assumptions used in estimating those instruments. The interim disclosure requirements in ASC 825 are effective for interim and annual periods ending after June 15, 2009. We have provided the required disclosures in Note 2(g) and Note 8.
ASC 855 “Subsequent Events” sets forth general standards of accounting for, and the disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

In the second quarter of 2009, we adopted the provisions of ASC 855. We have evaluated subsequent events through November 6, 2009, which represents the date the financial statements are issued. We provided required disclosures in Note 9.
New FASB guidance (ASU 2009-05) amends ASC Topic 820, Fair Value Measurements (formerly FASB Statement No. 157, Fair Value Measurements) to allow companies to use the perspective of an investor that holds the related obligation as an asset when determining the fair value of a liability. The new guidance is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. No new fair-value measurements are required by the standard.
ASC Subtopic 605-25, Revenue Recognition—Multiple-Element Arrangements (EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”), sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. One of those current requirements is that there be objective and reliable evidence of the standalone selling price of the undelivered items, which must be supported by either vendor-specific objective evidence (VSOE) or third-party evidence (TPE).
ASU 2009-13 (EITF 08-1) amends ASC Subtopic 650-25 to eliminate the requirement that all undelivered elements have VSOE or TPE before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13 (EITF 08-1). Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements.
The Consensus is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. Retrospective application to prior years is an option, but is not required. In the initial year of application, companies are required to make qualitative and quantitative disclosures about the impact of the changes. We have determined that this ASU will not currently impact our existing accounting over our multiple element arrangement described below in Note 2(f) as the other separate unit of accounting criteria of the standard have not been met.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
None.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2009.
There have been no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Date: November 6, 2009	HMS HOLDINGS CORP. (Registrant)
	By:	/s/ William C. Lucia
William C. Lucia
Chief Executive Officer

	By:	/s/ Walter D. Hosp
Walter D. Hosp
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1	Form Non-Qualified Stock Option Agreement Under the Third Amendment and Restated 2006 Stock Plan

10.2	Form Restricted Stock Unit Agreement Under the Third Amendment and Restated 2006 Stock Plan

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 906 Principal Executive Officer Certification.

32.2	Section 906 Principal Executive Officer Certification.