Form 10-K
period 2009-12-31
HMS HOLDINGS CORP
filed 2010-02-26
CIK 1196501

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-50194

HMS HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	11-3656261 (I.R.S. Employer Identification No.)

401 Park Avenue South, New York, NY (Address of principal executive offices)	10016 (Zip Code)

(212) 725-7965
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock $0.01 par value	NASDAQ Global Select Market

Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2009, the last business day of the registrant’s most recently completed second quarter was $1.04 billion based on the last reported sale price of the registrant’s Common Stock on the NASDAQ Global Select Market on that date.

There were 27,039,565 shares of common stock outstanding as of February 25, 2010.

Documents Incorporated by Reference

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in June 2010, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

HMS HOLDINGS CORP. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. Such statements give our expectations or forecasts of future events; they do not relate strictly to historical or current facts.

We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target,” “seek,” “forecast” and similar expressions. In particular, these include statements relating to future actions, business plans, objects and prospects, future operating or financial performance or results of current and anticipated services, acquisitions and the performance of companies we have acquired, sales efforts, expenses, interest rates, and the outcome of contingencies, such as financial results.

We cannot guarantee that any forward-looking statement will be realized. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. We caution you, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance.

Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and those discussed in other documents we file with the Securities and Exchange Commission.

Any forward-looking statements made by us in this Report on Form 10-K speak only as of the date on which they are made. Factors or events that could cause actual results to differ may emerge from time to time and it is not possible for us to predict all of them. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q and 8-K reports to the Securities and Exchange Commission.

PART I

Item 1.	Business.

Unless the context otherwise indicates, references in this report to the terms “HMS,” “we,” “our” and “us” refer to HMS Holdings Corp. and its subsidiaries.

General Overview

We provide a variety of cost containment, coordination of benefits and program integrity services for government-sponsored health and human services programs. These services are designed to help our clients recover amounts due from liable third parties, reduce costs, ensure regulatory compliance, and increase operational efficiencies.

Our clients are state Medicaid agencies, government-sponsored managed care plans, Pharmacy Benefit Managers (PBMs), child support agencies, the Veterans Health Administration (VHA), the Centers for Medicare & Medicaid Services (CMS), commercial plans, self-funded employer plans and other healthcare payors. We help these payors contain healthcare costs by identifying third party insurance coverage and recovering expenditures that were the responsibility of the third party, or that were paid in error.

In September 2009, we acquired IntegriGuard LLC, or IntegriGuard, an International Organization for Standardization (ISO) certified and Utilization Review Accreditation Commission (URAC) accredited organization, which provides services related to the prevention and detection of fraud, waste, and abuse in the healthcare system. IntegriGuard is based in Omaha, Nebraska and operates as our wholly owned subsidiary. With this acquisition, we further expanded our portfolio of program integrity service offerings for government healthcare programs, and in particular for the Medicare program. IntegriGuard’s services include audit, compliance and education, data and analysis, eligibility verification, medical review, and investigation services. In addition to being designated by CMS as one of twelve Program Safeguard Contractors, IntegriGuard is also one of eight Qualified Independent Contractors for CMS.

In December 2009, we acquired the assets of Verify Solutions, LLC, or Verify Solutions, a company based in Alpharetta, Georgia, specializing in dependent eligibility audit services for large and mid-market employer-sponsored healthcare plans. With this acquisition, we moved into the employer-based market with valuable new services that ensure that dependents covered by employees are eligible to receive healthcare benefits. Verify Solutions’ services provide savings throughout the benefit cost structure, including medical, prescription drug, dental, and vision plans.

Our 2009 revenue increased to $229 million, $45 million or 24% over 2008 revenue, primarily as a result of the expansion of existing product offerings and acquisitions. In addition, we have leveraged our expertise to acquire new clients at the state, federal and employer levels and to expand our current contracts to provide new services to current clients.

The Healthcare Environment

In 2009, the cost of healthcare in the United States continued to rise, placing ever more pressure on patients, insurers, providers and government healthcare programs. The largest government healthcare programs are Medicare, the healthcare program for aged and disabled citizens that is administered by CMS, and Medicaid, the program that provides medical assistance to eligible low income persons, which is also regulated by CMS but administered by state Medicaid agencies. Medicare and Medicaid combined pay about one-third of the nation’s healthcare expenditures and serve over 100 million beneficiaries. Many of these beneficiaries are enrolled in managed care plans, which have the responsibility for both patient care and claim adjudication.

In February 2009, Congress approved an increase in states’ federal Medicaid matching funds and allocated $86.6 billion for this effort. This measure helped states mitigate the increase in Medicaid expenses during the economic downturn and helped relieve state funding shortfalls. The funding is set to expire at the end of 2010, although an effort is underway to extend this funding for an additional six months. We believe that demand for our services will remain strong as states seek to balance their budgets and contain healthcare costs during this period of high Medicaid enrollment growth and reduced state revenues.

Dialogue around healthcare reform continues at both the federal and state level. Policymakers at both levels seek to offer solutions that will lower the rising number of uninsured Americans and reduce the escalating costs of our healthcare system. To date, the Senate, the House of Representatives and the White House have been unable to reach an agreement on a final healthcare reform bill, and the debate is complex and political. Future growth in healthcare spending and enrollment, however, is more certain. In 2009, CMS reported that healthcare spending grew 5.7%, and reached $2.5 trillion. According to CMS, healthcare spending is expected to grow at an average annual rate of 6.1%, to $4.5 trillion, by 2019.

Medicaid spending in particular will grow significantly. Federal and state Medicaid spending combined is projected to have grown 9.9% in 2009, the fastest rate of Medicaid growth since 2002. This means that our primary client base, Medicaid agencies and Medicaid managed care plans, can expect their beneficiary rolls to continue to grow regardless of the outcome of healthcare reform. CMS projects Medicaid spending to double in size by 2019, as a result, we expect a continued increase in the need for our cost containment and management services.

Under the Title XIX of the Social Security Act, or the Social Security Act, states are required to take all reasonable measures to ascertain the legal liability of “third parties” for healthcare services provided to Medicaid recipients. The Deficit Reduction Act (DRA), signed into law in February 2006, established a Medicaid Integrity Program to increase the government’s capacity to prevent, detect, and address fraud and abuse in the Medicaid program. The DRA is the largest dedicated investment the federal government has made in ensuring the integrity of the Medicaid program. Additionally, the DRA added new entities, such as self-insured plans, PBMs and other “legally responsible” parties to the list of entities subject to the provisions of the Social Security Act. To date, at least 46 states have enacted legislation in order to comply with requirements of the DRA. Together, these measures at both the federal and state level have strengthened our ability to identify and recover erroneous payments made by our clients.

Principal Products and Services

The demand for our services arises, in part, from the small but significant percentage of government funds spent in error, where another payor was actually responsible for the service, or a mistake was made in applying complex claim processing rules. In its 2009 Agency Financial Report, the U.S. Department of Health and Human Services estimated that improper payments made by Medicare and Medicaid will total approximately $50 billion for the 2009 fiscal year. Our services focus on containing costs by reducing this error rate.

Medicaid is the United States health program for eligible individuals and families with low incomes and resources. It is a means tested program that is jointly funded by the states and federal government, and is managed by the states. By law, the Medicaid program is intended to be the payor of last resort; that is, all other available third party resources must meet their legal obligation to pay claims before the Medicaid program pays for the care of an individual eligible for Medicaid. States are required to take all reasonable measures to ascertain the legal liability of third parties to pay for care and services being provided under that state’s plan. Since 1985, we have provided state Medicaid agencies with services to identify the other parties with liability for Medicaid claims, and since 2005, we have provided these services to Medicaid managed care plans.

Our services draw upon proprietary information management and data mining techniques, and include coordination of benefits, cost avoidance, and program integrity. In 2009, we recovered more than $1.0 billion for our clients and provided data to our clients that assisted them in preventing billions of dollars more in erroneous payments.

We provide the following services:

•	Coordination of benefits services, which route claims already paid by a government program to the liable third party, which then reimburses the government payor. The Medicaid and Medicare programs, including Medicaid and Medicare managed care organizations, and VHA must all coordinate benefits with other payors to ensure that claims are paid by the entitlement program, group health plan or other party that actually bears responsibility for a particular incident of medical service. By properly coordinating benefits, these programs are able to recover dollars spent in error and avoid unnecessary future costs.

•	Cost avoidance services, which provide validated insurance coverage information that is used by government payors to reject claims that are the responsibility of a third party, typically a group health plan sponsored by a beneficiary’s employer. Child support agencies use this information to identify children who have coverage from either the custodial or non-custodial parent, as well as to identify children without coverage. With validated insurance information, healthcare payors can avoid unnecessary future costs.

•	Program integrity services, which are designed to ensure that medical services are utilized, billed, and paid appropriately. We identify payment errors, and then recover the erroneous payments, if appropriate. Our program integrity services include: data mining; credit balance reviews; clinical reviews; fraud, waste, and abuse detection; and recoupment services.

To perform our services, we aggregate medical claims, health insurance and other beneficiary data from a variety of sources. The data is mined to identify instances of health insurance coverage, or claims that were paid in error for administrative or clinical reasons. We provide our clients with ways to recover funds or avoid future errors, including validating primary insurance coverage, generating electronic claims to liable third parties, documenting liens that attach to personal injury litigation and estates, and enrolling children under the insurance of non-custodial and custodial parents, as appropriate.

Clients

The majority of our clients consist of state Medicaid agencies and managed care organizations. From 2005 through 2009, we increased our penetration into the Medicaid managed care market, as states increased their use of contracted health plans. At the conclusion of 2009, we served 39 state Medicaid agencies, and 112 Medicaid health plans under 48 contracts.

In 2008, we were awarded a Medicaid Integrity Program (MIP) Task Order in the CMS Dallas jurisdiction and in 2009, we were awarded a second MIP Task Order in the San Francisco jurisdiction. Under these task orders, we examine payments to providers made under the Social Security Act, with the objective of identifying potential overpayments made as a result of fraud, waste, or abuse. We are now the CMS Audit Medicaid Integrity Contractor (Audit MIC) for 22 state and territory Medicaid programs.

We also provide coordination of benefits and third party insurance identification services to 21 Veterans Integrated Service Networks of VHA, and child support agencies in 14 states.

In most cases, clients pay us contingency fees calculated as a percentage of the amounts recovered, or fixed fees for cost avoidance data. Most of our contracts have terms of three to four years.

Our largest client in 2009 was the New York State Office of the Medicaid Inspector General. This client accounted for 7.8%, 7.9% and 8.9% of our total revenue in the years ended December 31, 2009, 2008 and 2007, respectively. The New York State Office of the Medicaid Inspector General became our client September 2006, as part of our acquisition of the Benefits Solutions Practice Area (BSPA) of Public Consulting Group, Inc. (PCG). We provide services to the New York State Office of the Medicaid Inspector General pursuant to a contract awarded in October 2001, which was subsequently re-procured and extended through January 6, 2015. Our second largest client in 2009 was the New Jersey Department of Human Services. This client accounted for 6.2%, 6.6%, and 7.1% of our total revenue in the years ended December 31, 2009, 2008, and 2007, respectively. We provide services to this client pursuant to a three year contract awarded in January 2008, which is renewable for two additional one year periods, through December 2012. The loss of either one of these contracts would have a material adverse effect on our financial position, results of operations and cash flows.

The list of our ten largest clients changes periodically. For the years ended December 31, 2009, 2008, and 2007, our ten largest clients represented 39.5%, 43.5% and 42.5% of our revenue, respectively. The agreements with these clients expire between 2010 and 2015. In many instances, we provide our services pursuant to agreements that may be renewed subject to a competitive re-procurement process. Many of our contracts, including those with our ten largest clients, may be terminated for convenience. We cannot assure you that our contracts, including those with our ten largest clients, will not be terminated for convenience or that any of these contracts will be renewed, and, if renewed, that the fee rates will be equal to those currently in effect.

Market Trends/Opportunities

In its 2009 Agency Financial Report, the U.S. Department of Health and Human Services estimated that improper payments in Medicare and Medicaid will total approximately $50 billion in the 2009 fiscal year. Our coordination of benefits services and program integrity services address the errors that result in improper payments.

Containing healthcare expenditures presents challenges for the government due to the number and variety of programs at the state and federal level, the government appropriations process, and the rise in the cost of care and number of beneficiaries. At the same time, a majority of states are experiencing fiscal stress and are projecting significant budget deficits, making cost containment a high priority.

Government healthcare programs continue to grow. CMS has projected that Medicaid and Medicare expenditures will increase to $1.9 trillion by 2019, regardless of reform.

In 2009 Medicare programs covered approximately 46 million people and spent approximately $507.1 billion. Medicaid programs covered approximately 66 million people in 2009 and spent approximately $378.3 billion. Altogether, the government programs we serve cover approximately 112 million people and spent nearly $885.4 billion in 2009. Healthcare reform initiatives under the Obama administration are focused on expanding healthcare coverage to a large portion of the uninsured population by utilizing existing programs, including Medicaid, Medicare, Children’s Health Insurance Programs (CHIP), and commercial insurance.

Coordinating benefits among these growing programs, and ensuring that claims are paid appropriately, represents both an enormous challenge and opportunity for us.

Competition

We compete primarily with large business outsourcing and technology firms, and with small regional firms specializing in one or more of our services, in addition to the states themselves, which may elect to perform coordination of benefits and cost avoidance functions in-house. Against these competitors, we typically succeed on the basis of our leadership position in the marketplace, staff expertise, extensive insurance eligibility database, proprietary systems and processes, existing relationships, and effectiveness in cost recoveries and pricing.

Business Strategy

Over the course of 2010, we expect to grow our business through a number of strategic objectives or initiatives that may include:

•	Drive organic growth. We will continue to tap demand for our services created by the steadily increasing expenditures of government-funded healthcare.

•	Strengthen regulatory framework. On behalf of our clients, we will take advantage of congressional and state legislation reinforcing the ability of government agencies to implement more rigorous cost-containment programs.

•	Expand scope. We will actively seek to expand our role with existing clients by extending our reach to new services and claim types, and by providing earlier access to claim data.

•	Improve the quality and effectiveness of our services. We will continue implementing new technology and processes to better engineer the services we provide to our clients, enabling us to increase cost recovery, cost-containment and client satisfaction.

•	Add new clients. We will continue to market to additional healthcare payors, including CHIP, middle market Medicaid managed care plans, Medicare Advantage plans, behavioral health programs, employers, and commercial plans.

•	Expand program integrity footprint. We will seek to acquire new program integrity business at both the state and federal levels.

•	Add new services. Where opportunities exist, we will continue to add services closely related to cost containment through internal development and/or acquisition.

Employees

As of December 31, 2009, we had 1,306 employees, of which 1,263 are full time. Of our total employees, 80 support selling, general and administrative activities. No employees are covered by a collective bargaining agreement or are represented by a labor union. We believe our relations with our employees are good.

Financial Information About Industry Segments

Since the beginning of the first quarter of 2007, we have been managed and operated as one business, with a single management team that reports to the chief executive officer. We do not operate separate lines of business with respect to any of our product lines. Accordingly, we do not prepare discrete financial information with respect to separate product lines or by location and do not have separately reportable segments as defined by the guidance provided by the Financial Accounting Standards Board (FASB).

Available Information

We maintain a website (www.hms.com) that contains various information about us and our services. Through our website, we make available, free of charge, access to all reports filed with the U.S. Securities and Exchange Commission (SEC) including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and our Proxy Statements, as well as amendments to these reports or statements, as filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practical after we electronically file such material with, or furnish it to, the

SEC. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. You may also read and copy this information, for a copying fee, at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Please call the SEC at 1-900-SEC-0330 to obtain information on the operation of the Public Reference Room. The content on any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

We also make the following documents available on our website under the “About HMS”/“Corporate Governance” tab: the Audit Committee Charter, the Compensation Committee Charter, the Nominating Committee Charter, the Compliance Committee Charter, our Code of Conduct and our Code of Ethics. You may also obtain a copy of any of the foregoing documents, free of charge, if you submit a written request to our corporate office, Attention: Investor Relations, 401 Park Avenue South, New York, NY 10016.

Corporate Information

We were incorporated on October 2, 2002 in the state of New York. On March 3, 2003, we adopted a holding company structure and assumed the business of our predecessor, Health Management Systems, Inc. In connection with the adoption of this structure, Health Management Systems, which began doing business in 1974, became our wholly owned subsidiary. Our website address is www.hms.com.

Item 1A.	Risk Factors.

We provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business that, individually or in the aggregate, may cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. You should consider these factors, but understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties involved with investing in our stock. These risk factors should be read in connection with other information set forth in this Report, including our Consolidated Financial Statements and the related Notes.

Risks Relating to Our Business

We face significant competition for our services and we expect competition to increase. Our business will be adversely impacted if we fail to properly manage our growth.

Competition for our services is evident in the markets we serve. We expect to encounter additional competition as we address new markets and new competitors enter our existing markets. We compete with other providers of healthcare information management and data processing services, as well as healthcare consulting firms. Our current and prospective clients also evaluate our capabilities against the merits of their existing information management and data processing systems and expertise.

In order to remain competitive and expand our business, we must be able to quickly respond to new or emerging technologies, changes in client requirements and changes in the political, economic or regulatory environment in the healthcare industry. Some of our competitors have formed business alliances with other competitors that may affect our ability to work with potential clients. In addition, if some of our competitors merge, a stronger competitor may result. Many of our competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources, and market recognition than we have, and accordingly may be in a position to devote greater resources to the development, promotion, and sale of their services than we can. If we fail to design, develop, implement and improve our systems in response to our clients’ needs, we may not be able to maintain or expand our client base, hire and retain new employees, pursue new business opportunities, complete future acquisitions or operate our businesses effectively. In addition, services, solutions and technologies offered by current or future competitors may make our services or solution offerings uncompetitive or obsolete. We cannot assure you that we will be able to compete successfully against our existing or any new competitors. If, as a result of increased competition, we are forced to lower our pricing or if demand for our services decreases, our business, financial condition, results of operations and cash flow could be materially adversely affected.

Our business could be adversely affected if we lose a major client, our clients are not satisfied with our services or if they elect to terminate our contracts before their scheduled expiration date.

We generate a significant portion of our revenue from a limited number of large clients. For the years ended December 31, 2009, 2008, and 2007, our three largest clients accounted for approximately 19%, 20% and 22%, respectively, of our revenue from continuing operations.

Our business model depends in large part on our ability to attract new work from our base of existing clients. It also depends on relationships we develop with our clients so that we can understand our clients’ needs and deliver solutions and services that are tailored to meet those needs. If a client is not satisfied with the quality of work performed by us, or with the type of services or solutions delivered, then we could incur additional costs to address the situation, the profitability of that work might be impaired, and the client’s dissatisfaction with our services could damage our ability to obtain additional work from that client. In particular, since the majority of our contracts are terminable upon short notice for convenience by either party, clients that are not satisfied might seek to terminate existing contracts prior to their scheduled expiration date and could direct future business to our competitors. Negative publicity related to our client relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new contracts with current and prospective clients. We cannot assure you that a material contract will not be terminated for convenience in the future.

In addition, some of our contracts contain liquidated damages provisions and financial penalties related to performance failures. Although we have liability insurance, the policy coverage and limits may not be adequate to provide protection against all potential liabilities. Under the terms of one of our contracts, we have posted an irrevocable standby letter of credit for $4.6 million. If a claim is made against this letter of credit or any similar instrument that we obtain in the future, we would be required to reimburse the issuer of the letter of credit for the amount of the claim.

If we were to lose a major client or incur significant costs or liabilities related to performance failures, our business, financial condition, results of operations and cash flow could be materially adversely affected.

Our operating results are subject to significant fluctuations due to factors including variability in the timing of when we recognize contingency fee revenue. As a result, you will not be able to rely on our operating results in any particular period as an indication of our future performance.

We have experienced significant variations in our revenue between reporting periods due to the timing of periodic revenue recovery projects and the timing and delays in third party payors’ claim adjudication and ultimate payment to our clients where our fees are contingent upon such collections. In addition, our revenue and consequently our operating results may vary significantly from period to period as a result of factors including the terms and progress of contracts, fluctuations in sales activity given our sales cycle of approximately three to eighteen months, the commencement, completion or termination of contracts during any particular quarter, expenses related to certain contracts which may be incurred in periods prior to revenue being recognized, the schedules of government agencies for awarding contracts, the term of awarded contracts, potential acquisitions, the loss of clients, and general economic conditions as they affect healthcare providers and payors. For example, a significant portion of our operating expenses are fixed. Any inability on our part to reduce spending or to compensate for any failure to receive anticipated revenues could magnify the adverse impact of such events on our operating results. We cannot predict the extent to which future revenue variations could occur due to these or other factors. As a result, our results of operations are subject to significant fluctuation and our results of operations for any particular quarter or fiscal year may not be indicative of results of operations for future periods.

We are subject to extensive government regulation and our government contracts are subject to audit and investigation rights. Any violation of the laws and regulations applicable to us or a negative audit or investigation finding could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

In addition, because we receive payments from federal and state governmental agencies, we are subject to various laws, including the Federal False Claims Act, which permit the federal government to institute suits against us for violations and, in some cases, to seek treble damages, penalties and assessments. Many states, including states where we currently do business, likewise have enacted parallel legislation. In addition, private citizens, acting as whistleblowers, can sue as if they were the government under a special provision of the False Claims Act.

If the government discovers improper or illegal activities in the course of audits or investigations, we may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions and debarment from doing business with the government. If we are found to be in violation of any applicable law or regulation, or if we receive an adverse review, audit or investigation, any resulting negative publicity, penalties or sanctions could have an adverse affect on our reputation in the industry, impair our ability to compete for new contracts and materially adversely affect our business, financial condition, results of operations and cash flow.

Simplification of the healthcare payment process could reduce the need for and the price of our services.

The complexity of the healthcare payment process, and our experience in offering services that improve the ability of our clients to recover incremental revenue through that process, have been contributing factors to the success of our service offerings. Complexities of the healthcare payment process include multiple payors, and the coordination and utilization of clinical, operational, financial and/or administrative review instituted by third-party payors in an effort to control costs and manage care. If the payment processes associated with the healthcare industry are simplified significantly, the need for our services, or the price clients are willing to pay for our services, could be reduced which could materially adversely affect our business, financial condition, results of operations, and cash flow.

Changes in the United States healthcare environment could have a material negative impact on our business financial condition, results of operations and cash flow.

The healthcare industry in the United States is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare organizations. Our services are designed to function within the structure of the current healthcare financing and reimbursement systems currently being used in the United States. During the past several years, the healthcare industry has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates, certain capital expenditures, and data confidentiality and privacy. From time to time, certain proposals to reform the healthcare system have been considered by Congress. These proposals, if enacted, may increase government involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for our clients. Healthcare organizations may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring their retention of service providers such as us, reducing the demand for our services, which could materially adversely affect our business, financial condition, results of operations and cash flow.

Budget deficits and/or fluctuations in the number of requests for proposals issued by governments and their agencies may adversely impact our business.

A significant percentage of our fiscal year 2009 revenues were derived from contracts with federal, state and local governments and their agencies. Our growth strategy includes aggressively pursuing new opportunities, leveraging our expertise to acquire new clients at the state, federal and employer levels and expanding our current contracts to provide new services to current clients. From time to time, government clients may face budget deficits. This is particularly true as a result of the recent economic conditions. Also, the number of requests for proposals (RFP) issued by government agencies is subject to fluctuation. If government budgets were reduced, then the services we provide could become non-essential, our contracts could be terminated and future contracting opportunities for government contracts could be limited. In addition, payments due to us from government agencies may be delayed due to billing cycles or as a result of failures to approve governmental budgets in a timely manner, which would increase our use of working capital. The failure to receive timely payments, as well as the loss of existing government contracts and future contracting opportunities, could materially adversely affect our business, financial condition, results of operations and cash flow.

We must comply with laws and regulations regarding patient privacy and information security, including taking steps to ensure that our business associates who obtain access to sensitive patient information maintain its confidentiality. A failure to comply with those laws and regulations, whether or not inadvertent, could subject us to legal actions and negatively impact our operations.

We process, transmit and store information relating to identifiable individuals, both in our role as a service provider and as an employer. The use of individually identifiable data by our businesses is regulated at the federal and state levels. These laws and rules are changed frequently by legislation or administrative interpretation. Various state laws address the use and disclosure of individually identifiable health data. Most are derived from the privacy and security provisions in the federal Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act of 1996 (HIPAA). HIPAA also imposes guidelines on our business associates (as this term is defined in the HIPAA regulations). Even though we take measures to comply with all applicable regulations and to ensure that our business associates are in compliance, we still have limited control over their actions and practices. Compliance with these proposals, requirements and new regulations may result in cost increases due to necessary systems changes, the development of new administrative processes, and the effects of potential noncompliance by our business associates. Such proposals, requirements and new regulations also may impose further restrictions on our use of patient identifiable data that is housed in one or more of our administrative databases.

We have implemented security systems with the intent of maintaining the physical security of our facilities and protecting our, our clients’ and our suppliers’ confidential information and information related to identifiable individuals against unauthorized access through our information systems or by other electronic transmission or through the misdirection, theft or loss of physical media. These include, for example, the encryption of information. Despite such efforts, we may become subject to breach of our security systems which may result in unauthorized access to our facilities and/or the information we are trying to protect.

If we fail to comply with applicable laws or if unauthorized parties gain physical access to one of our facilities or electronic access to our information systems or such information is misdirected, lost or stolen during transmission or transport, any theft or misuse of such information could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our clients that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flow.

We obtain a significant portion of our business through competitive bidding in response to a government RFP. We may not be awarded contracts through this process on the same level in the future as in the past. If we fail to accurately estimate the factors upon which we base our contract pricing, we may generate less profit than expected or incur losses on those contracts.

In order to market our services to clients, we are often required to respond to government RFPs in order to compete for a contract. This requires that we estimate accurately our cost structure for servicing a proposed contract, the time required to establish operations and likely terms of the proposals submitted by competitors. We must also assemble and submit a large volume of information within an RFP’s rigid timetable. Our ability to respond successfully to RFPs will greatly impact our business. We cannot assure you that we will continue to obtain contracts in response to government RFPs or that our proposals will result in profitable contracts. In addition, competitors may protest contracts awarded to us through the RFP process which may cause the award to be delayed or overturned or may require the client to reinitiate the RFP process.

Our pricing is dependent on our internal forecasts and predictions about our projects and the marketplace, which might be based on limited data and could turn out to be inaccurate. A majority of our contracts are contingency fee based. For contingency fee based offerings, we receive our fee based on recoveries received by our clients. To earn a profit on a contingency fee offering, we must accurately estimate costs involved and assess the probability of completing individual transactions within the contracted time period. Our contracts with the federal government generally are cost-plus or time and material based. Revenue on cost-plus contracts is recognized based on costs incurred plus an estimate of the negotiated fee earned. If we do not accurately estimate the costs and timing for completing projects, or if we encounter increased or unexpected costs, delays, failures or risks, including those outside our control, our contracts could prove unprofitable for us or yield lower profit margins than anticipated. Although we believe that we have recorded adequate provisions in our financial statements for losses on our fixed-price and cost-plus contracts, as required under U.S. generally accepted accounting principles (U.S. GAAP), we cannot assure you that our contract loss provisions will be adequate to cover all actual future losses.

Our business depends on effective information systems and the integrity of the data in our information systems.

Our ability to conduct our operations and accurately report our financial results depends on the integrity of the data in our information systems. These information systems and applications require continual maintenance, upgrading, and enhancement to meet our operational needs and handle our expansion and growth. As a result of our acquisition activities, we have acquired additional systems that have to be phased out or integrated with our current systems. If we encounter a business disruption, if we find the information we rely upon to run our businesses to be inaccurate or unreliable, or if we fail to maintain our information systems and data integrity effectively, we could suffer operational disruptions, loss of existing clients, difficulty in attracting new clients or in implementing our growth strategies, problems establishing appropriate pricing, disputes with clients, civil or criminal penalties, regulatory problems, increases in administrative expenses, loss of our ability to produce timely and accurate financial and other reports, or other adverse consequences, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flow.

We depend on information suppliers. If we are unable to manage successfully our relationships with a number of these suppliers, the quality and availability of our services may be harmed.

We obtain some of the data used in our services from third party suppliers and government entities. If a number of suppliers are no longer able or are unwilling to provide us with certain data, we may need to find alternative sources. If we are unable to identify and contract with suitable alternative data suppliers and integrate these data sources into our service offerings, we could experience service disruptions, increased costs and reduced quality of our services. Additionally, if one or more of our suppliers terminates our existing agreements, we cannot assure you that we will be able to obtain new agreements with other suppliers on terms favorable to us, if at all. Loss of such access or the unavailability of data in the future due to increased governmental regulation or otherwise could have a material adverse effect on our business, financial condition, results of operations and cash flow.

We may rely on subcontractors and partners to provide clients with a single-source solution.

From time to time, we may engage subcontractors, teaming partners or other third parties to provide our clients with a single-source solution. While we believe that we perform appropriate due diligence on our subcontractors and teaming partners, we cannot guarantee that those parties will comply with the terms set forth in their agreements. We may have disputes with our subcontractors, teaming partners or other third parties arising from the quality and timeliness of the their work, client concerns about them or other matters. Subcontractor performance deficiencies could result in a client terminating our contract for default. We may be exposed to liability, and we and our clients may be adversely affected, if a subcontractor or teaming partner fails to meet its contractual obligations.

We use software vendors, utility providers and network providers in our business, and could be materially adversely affected if they cannot deliver or perform as expected or if our relationships with them are terminated or otherwise change.

Our ability to service our clients and deliver and implement solutions requires that we work with certain third party providers, including software vendors, utility and network providers, and depends on their meeting our expectations in a timely and quality manner. Our business could be materially and adversely affected and we might incur significant additional liabilities if the services provided by these third party providers do not meet our expectations or if they terminate or refuse to renew their relationships with us or were to offer their products to us with less advantageous prices and other terms than we previously had. In addition, while there are backup systems in many of our operating facilities, an extended outage of utility or network services may have a material adverse effect on our business, financial condition, results of operations and cash flow.

The federal government may limit or prohibit the outsourcing of certain programs or may refuse to grant consents and/or waivers necessary to permit private entities, such as us, to perform certain elements of government programs.

The federal government could limit or prohibit private contractors like us from operating or performing elements of certain government programs. State or local governments could be required to operate such programs with government employees as a condition of receiving federal funding. Moreover, under current law, in order to privatize certain functions of government programs, the federal government must grant a consent and/or waiver to the petitioning state or local agency. If the federal government does not grant a necessary consent or waiver, the state or local agency will be unable to outsource that function to a private entity, such as us. This situation could eliminate a contracting opportunity or reduce the value of an existing contract.

We may be precluded from bidding and performing certain work due to other work we currently perform.

Various laws and regulations prohibit companies from performing work for government agencies that might be viewed as an actual or apparent conflict of interest. These laws may limit our ability to pursue and perform certain types of work. In addition, CMS has strict conflict of interest requirements which can limit our bidding for specific work for CMS. State governments also have conflict of interest requirements that could limit our ability to bid for certain work. Conflict of interest requirements constantly change at the federal, state and municipal levels and we cannot assure you that we will be successful in securing new business for entities for which we are currently conducting or have conducted services. If we are prevented from expanding our business due to conflicts of interest, our business could be adversely affected.

If we do not successfully integrate the businesses that we acquire, our results of operations could be adversely affected.

Historically, we have made a significant number of acquisitions that have expanded the products and services we offer, provided a presence in a complementary business or expanded our geographic presence. Business combinations involve a number of factors that affect operations, including:

•	diversion of management’s attention;

•	loss of key personnel;

•	entry into unfamiliar markets;

•	assumption of unanticipated legal or financial liabilities;

•	becoming significantly leveraged as a result of incurring debt to finance an acquisition;

•	unanticipated operating, accounting or management difficulties in connection with the acquired entities;

•	impairment of acquired intangible assets, including goodwill; and

•	dilution to our earnings per share.

We intend to continue our acquisition strategy. We cannot, however, make any assurances that we will be able to identify any potential acquisition candidates or consummate any additional acquisitions or that any future acquisitions will be successfully integrated or will be advantageous to us. Entities we acquire may not achieve the revenue and earnings we anticipated or their liabilities may exceed our expectations. Client dissatisfaction or performance problems with an acquired entity could materially and adversely affect our reputation as a whole. We may be unable to profitably manage entities that we have acquired or that we may acquire or we may fail to integrate them successfully without incurring substantial expenses, delays or other problems, any of which could adversely affect our business, financial condition, results of operations and cash flow.

We may not be able to realize the entire book value of goodwill and other intangible assets from acquisitions.

As of December 31, 2009, we have approximately $91.5 million of goodwill and $16.8 million of intangible assets. We periodically assess these assets to determine if they are impaired. We monitor for impairment of goodwill on past and future acquisitions. We perform our impairment testing in the second quarter of each year. In the event that the book value of goodwill is impaired, any such impairment would be charged to earnings in the period of impairment. We cannot assure you that future impairment of goodwill will not have a material adverse effect on our business, financial condition, results of operations and cash flow.

We may be unable to attract and retain sufficient qualified personnel to properly operate our business.

The ability of our executive officers and our senior managers to generate business and execute projects successfully is important to our success. In addition, our delivery of services is labor-intensive. When we are awarded a contract, we must quickly hire project leaders and case management personnel. The additional staff also creates a concurrent demand for increased administrative personnel. Our success requires that we attract, develop, motivate and retain experienced and innovative executive officers; senior managers who have successfully managed or designed government services programs; and information technology professionals who have designed or implemented complex information technology projects.

Innovative, experienced and technically proficient individuals are in great demand and are likely to remain a limited resource. There can be no assurance that we will be able to continue to attract and retain desirable executive officers and senior managers. Our inability to hire sufficient personnel on a timely basis or the loss of significant numbers of executive officers, senior managers or information technology professionals could adversely affect our business, financial condition, results of operations and cash flow.

Risks Related to Our Common Stock

The market price of our common stock may be volatile.

The market price of our common stock has fluctuated widely and may continue to do so. For example, during the 52-week period ended February 19, 2010, the closing price of our common stock on the NASDAQ Global Select market ranged from a high of $52.06 per share, to a low of $29.10 per share. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. Some of these factors are:

•	actual or anticipated variations in our results of operations;

•	the gain or loss of significant contracts;

•	delays in our development and introduction of new services;

•	developments in our relationships with current or future clients and suppliers;

•	operating and stock price performance of other companies that investors deem comparable to our company;

•	news reports relating to trends, concerns and other issues in the healthcare industry;

•	perceptions in the marketplace regarding us and/or our competitors;

•	acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	political developments affecting healthcare at the federal, state or local level;

•	changes in government policies or regulations;

•	our failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	the hiring or departure of key personnel;

•	the introduction of new services by us or our competitors;

•	changes in estimates of our performance or recommendations by securities analysts;

•	future sales of shares of common stock in the public market;

•	securities class action or other litigation; and

•	market conditions in the industry and the economy as a whole.

In addition, the stock market often experiences significant price and volume fluctuations. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company’s stock drops significantly, shareholders often institute securities class action litigation against that company. Any litigation against us could cause us to incur substantial costs, divert the time and attention of our management and other resources, or otherwise harm our business.

Certain provisions of our certificate of incorporation could discourage unsolicited takeover attempts, which could depress the market price of our common stock.

Our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock with such designations, rights and preferences as may be determined by our Board of Directors. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights, that could adversely affect the voting power or other rights of holders of our common stock. In the event of issuance, preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. Although we have no present intention to issue any shares of preferred stock, we cannot give assurance that we will not do so in the future. In addition, our by-laws provide for a classified Board of Directors, which could also have the effect of discouraging a change of control.

Because we do not intend to pay dividends, you will benefit from an investment in our common stock only if it appreciates in value.

We have paid no cash dividends on any of our capital stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future. The success of your investment in our common stock will likely depend entirely upon any future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which you purchased your shares.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our New York City corporate headquarters consists of approximately 87,500 square feet of leased space, of which 35,000 square feet is subleased to other occupants. If not renewed, the lease for our corporate headquarters will expire in May 2013. We also lease approximately 84,000 square feet in Irving, Texas which is the primary center for our operational activities, the lease for which will expire in July 2019 if not renewed. As of December 31, 2009, we leased approximately 214,000 square feet of office space in 31 other locations throughout the United States, the leases for which expire between 2010 and 2016. See Note 13 of the Notes to Consolidated Financial Statements for additional information about our lease commitments. In general, we believe our facilities are suitable to meet our current and reasonably anticipated needs.

Item 3.	Legal Proceedings.

Legal proceedings to which we are a party, in the opinion of our management, are not expected to have a material adverse effect on our financial position, results of operations, or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is included in the NASDAQ Global Select Market, under the symbol HMSY. The table below summarizes the high and low sales prices per share for our common stock for the periods indicated, as reported on the NASDAQ Global Select Market.

	High	Low

Year ended December 31, 2009
Quarter ended December 31, 2009	$50.67	$37.00
Quarter ended September 30, 2009	43.00	34.77
Quarter ended June 30, 2009	41.20	28.21
Quarter ended March 31, 2009	36.45	28.50
Year ended December 31, 2008
Quarter ended December 31, 2008	$31.93	$18.91
Quarter ended September 30, 2008	27.39	19.44
Quarter ended June 30, 2008	30.05	18.13
Quarter ended March 31, 2008	37.09	26.97

Holders

As of the close of business on February 19, 2010, there were approximately 470 holders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Our current intention is to retain earnings to support the future growth of our business.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2009. For additional information about our equity compensation plans see Note 11 of the Notes to Consolidated Financial Statements.

			Number of Securities Remaining
	Number of Securities to	Weighted-Average	Available for Future Issuance
	be Issued upon Exercise	Exercise Price of	Under Equity Compensation
	of Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants, and Rights	Reflected in Column
Plan Category	(a)	(b)	(a))(c)

Equity compensation plans approved by shareholders(1)	2,798,432	$19.39	1,612,314
Equity compensation plans not approved by shareholders(2)	391,250	$8.91	—

Total	3,189,682

(1)	This includes stock options to purchase common stock granted under our 1999 Long-Term Incentive Plan and our Third Amended and Restated 2006 Stock Plan and restricted stock awards and restricted stock units granted under our Third Amended and Restated 2006 Stock Plan.

(2)	Options issued under plans not approved by the shareholders include: (i) 180,000 options granted in March 2001 to Robert M. Holster, our current Chairman and former Chief Executive Officer, under the terms of his employment agreement, (ii) 151,250 options granted in September 2006 to ten former senior executives of BSPA in connection with their joining us, and (iii) 60,000 options granted in July 2007 to Walter D. Hosp, our Chief Financial Officer, under the terms of his employment agreement.

Comparative Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholders return of the NASDAQ Composite Index, the NASDAQ Computer and Data Processing Index and the NASDAQ Health Services Index assuming an investment of $100 on December 31, 2004 and the reinvestment of dividends through fiscal year ended December 31, 2009.

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

HMS Holdings Corp.	100.00	85.00	168.33	369.00	350.22	541.00
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
NASDAQ Computer & Data Processing	100.00	102.45	115.69	138.09	78.91	126.06
NASDAQ Health Services	100.00	106.30	112.25	113.33	79.24	91.44

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate by reference this Annual Report on Form 10-K or future filings made by us under those statutes, the Stock Performance Graph is not deemed filed with the Securities and Exchange Commission, is not deemed soliciting material and shall not be deemed incorporated by reference into any of those prior filings or into any future filings we make under those statutes, except to the extent that we specifically incorporate such information by reference into a previous or future filing, or specifically request that such information be treated as soliciting material, in each case under those statutes.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data at and for each of the five fiscal years in the period ended December 31, 2009. It should be read in conjunction with the Consolidated Financial Statements and Supplementary Data thereto, included in Item 8 of this Report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Report.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Statement of Operations Data:
Revenue	$229,237	$184,495	$146,651	$87,940	$60,024
Operating expenses	177,369	147,765	118,370	80,115	52,448

Operating income	51,868	36,730	28,281	7,825	7,576
Interest expense	(1,080)	(1,491)	(2,207)	(1,014)	—
Interest and other income	226	719	475	1,686	1,238

Income from continuing operations before income taxes	51,014	35,958	26,549	8,497	8,814
Income tax expense	20,966	14,583	11,593	3,588	465

Income from continuing operations	30,048	21,375	14,956	4,909	8,349

Discontinued operations:
Income from discontinued operations, net	—	—	—	416	839
Loss on disposal of discontinued operations, net	—	—	—	—	(1,161)

Income (loss) from discontinued operations	—	—	—	416	(322)

Net income	$30,048	$21,375	$14,956	$5,325	$8,027

Net Income Per Common Share:
Basic net income (loss) per common share
From continuing operations	$1.15	$0.85	$0.63	$0.23	$0.42
From discontinued operations	—	—	—	0.02	(0.01)

Net income per common share — Basic	$1.15	$0.85	$0.63	$0.25	$0.41

Diluted net income (loss) per common share
From continuing operations	$1.09	$0.80	$0.57	$0.21	$0.37
From discontinued operations	—	—	—	0.01	(0.01)

Net income per common share — Diluted	$1.09	$0.80	$0.57	$0.22	$0.36

Weighted average shares:
Basic	26,110	25,048	23,904	21,731	19,865

Diluted	27,621	26,816	26,249	23,859	22,287

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Balance Sheet Data
Cash and cash equivalents	$64,863	$49,216	$21,275	$12,527	$41,141
Working capital	113,967	70,753	37,110	25,264	52,535
Total assets	270,644	222,513	188,100	157,243	87,601
Long-term debt	—	11,025	17,325	23,625	—
Shareholder’s equity	$238,293	$178,362	$138,749	$106,907	$72,769

Notes to Selected Consolidated Financial Data

•	Discontinued Operations. In 2005, we sold our former subsidiary, Accordis Inc., or Accordis. This business was previously presented as a separate reportable segment and represented a separate class of clients and major business. Accordingly, the operating results are presented as discontinued operations for all periods presented.

•	In April 2005, FASB issued guidance on stock compensation which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at fair value. We adopted this guidance on January 1, 2006 using the modified prospective application method under which the provisions apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in our Consolidated Statements of Income over the remaining service period after the adoption date based on the award’s original estimate of fair value. Prior to January 1, 2006, no compensation expense related to stock option plans was reflected in our Consolidated Statements of Income as all stock options had an exercise price equal to the market value of the underlying common stock on the date of grant. Results for prior periods have not been restated. See Note 11 of the Notes to Consolidated Financial Statements for additional information about our shared-based compensation plans.

•	In September 2006, we acquired the assets of the BSPA for $81.2 million in cash, 1,749,800 shares of our common stock, then valued at $24.4 million, and a contingent cash payment of up to $15.0 million payable upon BSPA’s achievement of certain revenue targets for the twelve months ended June 30, 2007. In September 2007, we paid PCG $15.0 million of additional consideration as a result of BSPA’s achievement of the revenue targets, which increased goodwill resulting from this acquisition. BSPA provides a variety of cost avoidance, insurance verification, recovery audit and related services to state Medicaid agencies, children and family services agencies, and the U.S. Department of Veterans Affairs.

•	In October 2007, we purchased the net assets of Peer Review Systems, Inc., doing business as Permedion (Permedion), for $0.6 million. Permedion is a healthcare quality review and improvement organization based in Westerville, Ohio. The acquisition of Permedion did not have a material effect on our fiscal year 2009, 2008 and 2007 revenue, earnings, earnings per share or liquidity. See Note 2 of the Notes to Consolidated Financial Statements for additional information about our Permedion acquisition.

•	In September 2008, we purchased the net assets of Prudent Rx for $4.5 million in cash, with additional future payments contingent upon Prudent Rx’s achievement of financial performance milestones. The additional future payments of up to $2.3 million ($1.15 million for each of the years ending December 31, 2009 and 2010) will be made and recorded as additional goodwill upon Prudent Rx’s achievement of each milestone. Prudent Rx did not achieve the 2009 performance milestone and, as a result, the first $1.15 million payment will not be made. Prudent Rx is a pharmacy audit and cost containment company based in Culver City, California. With this acquisition, we further expanded our portfolio of program integrity service offerings for government healthcare programs and managed care organizations, particularly in the pharmacy arena. The acquisition of Prudent Rx did not have a material effect on our fiscal year 2009 and 2008 revenue, earnings, earnings per share or liquidity. See Note 2 of the Notes to Consolidated Financial Statements for additional information about our Prudent Rx acquisition.

•	In September 2009, we acquired IntegriGuard for $5.1 million. IntegriGuard provides services for the prevention and detection of fraud, waste, and abuse in the healthcare system and is based in Omaha, Nebraska, operating as our wholly owned subsidiary. With this acquisition, we further expanded our portfolio of program integrity service offerings for government healthcare programs, particularly in the Medicare and Medicaid programs. The acquisition of IntegriGuard did not have a material effect on our 2009 revenue, earnings, earnings per share or liquidity.

•	In December 2009, we acquired Verify Solutions for $8.1 million, with additional future payments contingent upon future financial performance. Verify Solutions specializes in dependent eligibility audit services for employer-sponsored healthcare plans and is based in Alpharetta, Georgia. With this acquisition, we moved into the large and mid-market employer-based market. The acquisition of Verify Solutions did not have a material effect on our 2009 revenue, earnings, earnings per share or liquidity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with a discussion of the critical accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then present a business overview followed by a discussion of our results of operations. Lastly, we provide an analysis of our liquidity and capital resources, including discussions of our cash flows, sources of capital and financial commitments.

The following discussions and analysis of financial condition and results of operations should be read in conjunction with the other sections of this Report, including the Consolidated Financial Statements and Supplemental Data thereto appearing in Part II, Item 8 of this Report, the Risk Factors appearing in Part I, Item 1A of this Report and the disclaimer regarding forward-looking statements appearing at the beginning of Part I, Item 1 of this Report. Historical results set forth in Part II, Item 6, Item 7 and Item 8 of this Report should not be taken as necessarily indicative of our future operations.

Critical Accounting Policies

Revenue Recognition.  A majority of our contracts are contingency fee based. We recognize revenue on contingency fee based contracts when third party payors remit payment to our clients and, consequently, the contingency is deemed to have been satisfied. For certain contracts, this may result in revenue being recognized in irregular increments. We recognize revenue on our general service agreements as work is performed and amounts are earned. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured. Our contracts with the federal government generally are cost-plus or time and material based. Revenue on cost-plus contracts is recognized based on costs incurred plus an estimate of the negotiated fee earned. Revenue on time and materials contracts is recognized based on hours worked and expenses incurred.

Where contracts have multiple deliverables, we evaluate these deliverables at the inception of each contract and as each item is delivered. As part of this evaluation, we consider whether (i) a delivered item has value to a client on a stand-alone basis; (ii) there is objective and reliable evidence of the fair market value of the undelivered items; and (iii) whether the delivery of the undelivered items is considered probable and substantially within our control, if a general right of return exists. Where deliverables, or groups of deliverables, have all three of these characteristics, we treat each deliverable item as a separate unit of accounting and apply the relevant revenue recognition guidance to each deliverable. Arrangements including implementation and transaction related revenue are accounted for as a single unit of accounting. Since implementation services do not carry a standalone value, the revenue relating to these services is recognized over the term of the client contract to which it relates.

Expense Classifications:  Our cost of services in our statement of income is presented in the seven categories set forth below. Each category of cost excludes costs relating to selling, general and administrative functions, which are presented separately as a component of total operating expenses. A description of the primary costs included in each cost of service category is provided below:

•	Compensation: Salary, fringe benefits, and bonus.

•	Data processing: Hardware, software and data communication costs.

•	Occupancy: Rent, utilities, depreciation, office equipment, repair and maintenance costs.

•	Direct project costs: Variable costs incurred from third party providers that are directly associated with specific revenue generating projects.

•	Other operating costs: Professional fees, temporary staffing, travel and entertainment, insurance and local and property tax costs.

•	Amortization of intangibles: Amortization cost of acquisition-related software and intangible assets.

•	Selling, general and administrative: Costs related to general management, marketing and administration activities including stock based compensation costs.

Accounting for Income Taxes. We file income tax returns with the federal government and various state jurisdictions. We are no longer subject to federal income tax examinations by tax authorities for years before 2006. We operate in a number of state and local jurisdictions, and as such, are subject to income tax examinations depending upon the statute of limitations in each jurisdiction.

At December 31, 2009, we had net operating loss (NOL) carry-forwards of $0.3 million which are subject to limitation set forth in the Internal Revenue Code of 1986, as amended, or the Code, and are available to offset future federal taxable income. During 2009, we utilized $33.0 million in tax deductions arising from 2009 stock option exercises, which resulted in an excess tax benefit of $13.2 million recorded to capital and an offsetting reduction to taxes payable.

There was no change in our valuation allowance from December 31, 2008 to 2009. Thus, at December 31, 2009, our valuation allowance remained at $2.7 million. The sale of our subsidiary Accordis, in 2005, resulted in a capital loss of $6.0 million, which can be carried forward for five years, and produced a deferred tax asset of $2.5 million. We believe the available objective evidence, principally the capital loss carry-forward being utilizable to offset only future capital gains, creates sufficient uncertainty regarding the realizability of our capital loss carry-forward that it is more likely than not, that substantially all of the capital loss carry-forward is not realizable. The remaining valuation allowance of $0.2 million relates to certain state NOLs. There is sufficient doubt about our ability to utilize these NOLs that it is more likely than not that these state NOLs are not realizable.

At December 31, 2009 and 2008, we had approximately $1.0 million and $0.5 million of net unrecognized tax benefits, respectively, for which there is uncertainty about the allocation and apportionment impacting state taxable income. If recognized, this amount would impact our effective tax rate; however, we do not expect any significant change in unrecognized tax benefits during the next twelve months. We have recognized interest accrued related to unrecognized tax benefits in interest expense and penalties in tax expense. The accrued liabilities related to uncertain tax positions were $0.4 million and $0.2 million at December 31, 2009 and 2008, respectively. The additions to the accrued liabilities related to uncertain tax positions taken during 2009 are related to tax positions taken during the year.

As of December 31, 2009 and 2008, our net deferred tax asset was $0.5 million and $3.7 million, respectively, net of the valuation allowance of $2.7 million,

Valuation of long lived and intangible assets and goodwill.  Goodwill, representing the excess of acquisition costs over the fair value of net assets of acquired businesses, is not amortized but is reviewed for impairment at least annually at the reporting unit level and written down only in the periods in which it is determined that the recorded value is greater than its fair value. The fair values of our reporting units are substantially in excess of their carrying value. Accordingly, we have not recorded impairment losses for any of our acquisitions.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	a decrease in our market capitalization relative to our net book value.

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

Estimating valuation allowances and accrued liabilities, such as bad debts.  The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. In particular, management must make estimates of the probability of collecting our accounts receivable. When evaluating the adequacy of the allowance for doubtful accounts, management reviews our accounts receivable based on an analysis of historical bad debts, client concentrations, client credit-worthiness, current economic trends and changes in our client payment terms. As of December 31, 2009, the accounts receivable balance was $64.7 million, net of allowance for doubtful accounts of $0.6 million.

Share-based Compensation.  We grant stock options to purchase our common stock, restricted stock awards and restricted stock units to our employees and directors under our Third Amended and Restated 2006 Stock Plan, or the 2006 Plan. Our 2006 Plan was adopted in June 2006 and superseded our 1999 Long-Term Incentive Stock Plan, or the 1999 Plan. There are options outstanding that were granted under the 1999 Plan. In addition, there are options outstanding that were granted outside these plans. The benefits provided under these plans are subject to the stock compensation standards provided by FASB. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this accounting standard, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. Stock options granted under our 2006 or 1999 Plan generally vest over a one to four year period. The restricted stock awards and restricted stock units granted under our 2006 Plan vest over a three to five year period and the related share-based compensation expense is ratably recognized over those same time periods.

The fair value of each option grant was determined using the Black-Scholes option pricing model. This model uses the expected term of the option, the expected volatility of the price of our common stock, risk free interest rates and expected dividend yield of our common stock. Expected volatilities are calculated based on the historical volatility of our stock. Management monitors stock option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the interest rate of a 5-year U.S. Treasury Note in effect on the date of the grant. All share based payment awards are amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

If factors change and we employ different assumptions for estimating share-based compensation expense in future periods or if we decide to use a different valuation model, share-based compensation in future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

The guidance issued by FASB requires forfeitures to be estimated at the time of grant and be revised in subsequent periods if actual forfeitures differ from those estimates. If actual forfeitures vary from our estimates, we will recognize the difference in compensation expense in the period the actual forfeitures occur or at the time of vesting.

See Note 11 of the Notes to Consolidated Financial Statements for further information regarding our stock-based compensation plans.

Use of estimates.  We prepare our Consolidated Financial Statements in accordance with U.S. GAAP. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we have discussed further above. We have reviewed our critical accounting policies and estimates with the audit committee of our board of directors.

The policies described above are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP, with no need for management’s judgment in their application. There are also areas in which the audited consolidated financial statements and notes thereto included in this Form 10-K contain accounting policies and other disclosures required by U.S. GAAP.

Business Overview

Beginning in the first quarter of 2007, we were managed and operated as one business, with a single management team that reports to the chief executive officer. We do not operate separate lines of business with respect to any of our product lines. Accordingly, we do not prepare discrete financial information with respect to separate product lines or by location and do not have separately reportable segments as defined by the guidance provided by FASB.

We provide a variety of cost containment, coordination of benefits and program integrity services for government-sponsored health and human services programs. These services are designed to help our clients recover amounts due from liable third parties, reduce costs, ensure regulatory compliance, and increase operational efficiencies.

Our clients are state Medicaid agencies, government-sponsored managed care plans, PBMs, child support agencies, VHA, CMS, commercial plans, self-funded employer plans and other healthcare payors. We help these payors contain healthcare costs by identifying third party insurance coverage and recovering expenditures that were the responsibility of the third party, or that were paid in error.

At December 31, 2009, our cash and cash equivalents and net working capital were $64.9 million and $114.0 million, respectively. In connection with our BSPA acquisition, we entered into a credit agreement with several banks and other financial institutions with JPMorgan Chase Bank, N.A., as administrative agent, which we refer to as the Credit Agreement. The Credit Agreement provided for a term loan of $40 million, which we refer to as the Term Loan, and revolving credit loans of up to $25 million, which we refer to as the Revolving Loan. During the year ended December 31, 2009, we repaid in full the $17.3 million of debt outstanding under the Term Loan; however, we continue to have an irrevocable standby letter of credit for $4.6 million against the Revolving Loan, which we refer to as the Letter of Credit, as required by a contractual arrangement with a client. Although we expect that operating cash flows will continue to be a primary source of liquidity for our operating needs, we also have the remaining balance of the Revolving Loan available for future cash flow needs, if necessary.

Our revenue, most of which is derived from contingency fees, has increased at an average compounded rate of approximately 35.4% per year for the last five years. Our 2009 revenue increased to $229 million, $45 million over 2008 revenue. Our growth has been attributable to our expansion of existing product offerings and acquisitions, as well as the increase in Medicaid costs, which has historically averaged approximately 8% annually. In addition, state governments have increased their use of vendors for coordination of benefits and other cost containment functions, and we have been able to increase our revenue through these initiatives. Leveraging our work on behalf of state Medicaid fee-for-service programs, we have begun to penetrate the Medicaid managed care market, into which more Medicaid lives are being shifted. As of December 31, 2009, we served 39 state Medicaid agencies and 112 Medicaid health plans under 48 contracts.

To date, we have grown our business through the internal development of new services and through acquisitions of businesses whose core services strengthen our overall mission to help our clients control healthcare costs. In addition, we leverage our expertise to acquire new clients at the state, federal and employer levels and to expand our current contracts to provide new services to current clients.

With the exception of our acquisition of BSPA, to date we have used internally generated cash to fund our acquisitions.

Since 2006, we have acquired the following companies:

•	Benefits Solutions Practice Area. In September 2006, we acquired the assets of BSPA for $81.2 million in cash, 1,749,800 shares of our common stock, then valued at $24.4 million, and a contingent cash payment of $15.0 million, which was paid to BSPA upon its achievement of certain revenue targets for the twelve months ended June 30, 2007. BSPA provides a variety of cost avoidance, insurance verification, recovery audit and related services to state Medicaid agencies, children and family services agencies, and the U.S. Department of Veterans Affairs.

•	Permedion. In October 2007, we purchased the net assets of Permedion for $0.6 million. Permedion is an independent healthcare quality review and improvement organization based in Westerville, Ohio. With this acquisition, we augmented our portfolio of program integrity service offerings for state Medicaid agencies and managed care organizations. Permedion provides independent external medical review on issues of quality of care, medical necessity and experimental/investigational treatment to both state government and private clients across the country. The acquisition of Permedion did not have a material effect on our fiscal years 2009, 2008 and 2007 revenue, earnings, earnings per share or liquidity.

•	Prudent Rx. In September 2008, we purchased the net assets of Prudent Rx for $4.5 million in cash, with additional future payments contingent upon Prudent Rx’s achievement of financial performance milestones. The additional future payments of up to $2.3 million ($1.15 million for each of the years ending December 31, 2009 and 2010) will be made and recorded as additional goodwill upon Prudent Rx’s achievement of each milestone. Prudent Rx did not achieve the 2009 performance milestone and, as a result, the first $1.15 million payment will not be made. Prudent Rx is a pharmacy audit and cost containment company based in Culver City, California. With this acquisition, we further expanded our portfolio of program integrity service offerings for government healthcare programs and managed care organizations, particularly in the pharmacy arena. Prudent Rx’s key products and services include audit programs, program design and benefit management, as well as general and pharmacy systems consulting. The acquisition of Prudent Rx did not have a material effect on our fiscal years 2009 and 2008 revenue, earnings, earnings per share or liquidity.

•	IntegriGuard. In September 2009, we acquired IntegriGuard for $5.1 million in cash and this purchase was accounted for under the purchase method of accounting. IntegriGuard provides services for the prevention and detection of fraud, waste, and abuse in the healthcare system and is based in Omaha, Nebraska and operates as our wholly owned subsidiary. With this acquisition, we further expanded our portfolio of program integrity service offerings for government healthcare programs, particularly in the Medicare and Medicaid programs. IntegriGuard’s services include audit, compliance and education, data and analysis, eligibility verification, medical review, and investigation services. The acquisition of IntegriGuard did not have a material effect on our 2009 revenue, earnings, earnings per share or liquidity.

•	Verify Solutions. In December 2009, we purchased the net assets of Verify Solutions for $8.1 million in cash, with additional future payments contingent upon Verify Solutions’ achievement of financial performance milestones. The additional future payments of up to $5.5 million ($2.7 million and $2.8 million for the years ended December 31, 2010 and 2011, respectively) will be made and recorded to compensation expense in the year in which the milestones are achieved. Verify Solutions specializes in dependent eligibility audit services for employer-sponsored healthcare plans and is based in Alpharetta, Georgia. With this acquisition, we moved into the large and mid-market employer-based market. The acquisition of Verify Solutions did not have a material effect on our 2009 revenue, earnings, earnings per share or liquidity.

Years Ended December 31, 2009 and 2008

The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Income expressed as a percentage of revenue:

	Years Ended
	December 31,
	2009	2008

Revenue	100.0%	100.0%

Cost of service
Compensation	33.7%	32.8%
Data processing	6.0%	6.0%
Occupancy	4.7%	5.5%
Direct project costs	12.4%	15.3%
Other operating costs	6.1%	5.9%
Amortization of intangibles	2.2%	2.6%

Total cost of services	65.1%	68.1%
Selling general and administrative expenses	12.3%	12.0%

Total operating expenses	77.4%	80.1%

Operating income	22.6%	19.9%
Interest expense	(0.5)%	(0.8)%
Net interest income	0.1%	0.4%

Income before income taxes	22.2%	19.5%
Income taxes	(9.1)%	(7.9)%

Net income	13.1%	11.6%

Operating Results

Revenue for the year ended December 31, 2009 was $229.2 million, an increase of $44.7 million or 24.3% from revenue of $184.5 million for the year ended December 31, 2008. This increase reflects the organic growth in existing client accounts, the addition of new clients, including those gained through acquisitions, and changes in the yield and scope of client projects.

Compensation expense as a percentage of revenue was 33.7% for the year ended December 31, 2009, compared to 32.8% for the prior year and compensation expense was $77.2 million for 2009, an increase of $16.6 million, or 27.5% from the prior year compensation expense of $60.6 million. This increase reflects $12.5 million in additional salary expense, $1.7 million in additional variable compensation and $2.4 million in additional expense related to employee benefits. For the year ended December 31, 2009, we averaged 980 employees, a 24.8% increase over the year ended December 31, 2008, during which we averaged 785 employees. The increase reflects the addition of new staff as a result of our acquisition of Prudent Rx during the third quarter of 2008, our acquisition of IntegriGuard during the third quarter of 2009, and the addition of staff in the areas of client support, technical support and operations during 2009.

Data processing expense as a percentage of revenue was 6.0% in both fiscal 2009 and 2008 and data processing expense was $13.7 million for 2009, an increase of $2.7 million or 24.7% from the prior year data processing expense of $11.0 million. Revenue growth drove the need for increased capacity in our data processing environment. Expenses increased by $1.7 million relating to software leases and maintenance, $0.8 million relating to depreciation and amortization of equipment and software, and $0.2 million relating to network communications as required by business expansion.

Occupancy expense as a percentage of revenue was 4.7% for the year ended December 31, 2009, compared to 5.5% for the prior year and occupancy expense was $10.9 million for 2009, an increase of $0.8 million or 7.9% from the prior year occupancy expense of $10.1 million. This increase reflected $0.5 million of additional equipment expense, rental and maintenance, $0.5 million of additional utilities and common area maintenance charges, and $0.2 million of additional depreciation of leasehold improvements, furniture and fixtures and telephone systems. Rent and other occupancy expenses decreased by $0.4 million due to the migration of operational support to our Irving, Texas location and the savings associated with subleasing one of the floors in our New York City location.

Direct project expense as a percentage of revenue was 12.4% for the year ended December 31, 2009, compared to 15.3% for the prior year and direct project expense for 2009 remained the same as the prior fiscal year expense of $28.4 million. Direct project expense increased at a rate lower than revenue growth due to our efforts to reduce subcontractor utilization by bringing work in-house, savings related to efficiencies and economies of scale, and the content of revenue earned during the year.

Other operating expenses as a percentage of revenue were 6.1% for the year ended December 31, 2009, compared to 5.9% for the prior year and other operating expenses for 2009 were $14.0 million, an increase of $3.2 million or 29.5% from the prior year expense of $10.8 million. This increase represents a $1.2 million increase in professional fees, including consulting, subcontractor, and temporary help, an increase of $1.2 million in travel expenses, and $0.8 million for supplies, printing, postage, delivery, management meetings and training expenditures within our operational departments as a result of the expansion of our business.

Amortization of acquisition-related software and intangibles as a percentage of revenue was 2.2% for the year ended December 31, 2009, compared to 2.6% for the prior year and amortization of acquisition-related software and intangibles expenses for 2009 was $5.1 million, an increase of $0.4 million or 7.5% compared to the prior year expense of $4.7 million. This expense consists primarily of amortization of client relationships, trade names and software. The increase in amortization of acquisition-related software and intangibles expense compared to last year is a result of our acquisitions of Prudent Rx in 2008 and IntegriGuard in 2009.

Selling, general, and administrative expenses as a percentage of revenue were 12.3% for the year ended December 31, 2009, compared to 12.0% for the prior year and selling, general and administrative expenses for 2009 were $28.1 million, an increase of $6.0 million or 26.9%, compared to the prior year expense of $22.1 million. During the year ended December 31, 2009, we averaged 73 employees in the sales, general and administrative group, a 17.7% increase over our average of 62 employees in that group during the year ended December 31, 2008. Compensation increased by $4.5 million due to a $2.9 million increase in stock compensation expense, a $0.7 million increase due to headcount additions and annual salary increases, a $0.7 million increase for variable compensation, and a $0.2 million increase due to fringe benefits. Occupancy expense increased by $0.6 million related to square footage utilization of the sales, general and administrative group. Other expenses increased by $1.0 million, of which $0.4 million represented transaction costs related to the IntegriGuard and Verify Solutions acquisitions, $0.3 million represented consulting and other professional fees and $0.3 million represented employee-related expenses. Data processing expenses decreased by $0.1 million related to the expiration of software leases.

Operating income for the year ended December 31, 2009 was $51.9 million or 22.6% of revenue compared to $36.7 million or 19.9% of revenue for the prior year. This increase was primarily the result of increased revenue, which was partially offset by incremental operating costs incurred during the year ended December 31, 2009.

Interest expense was $1.1 million for the year ended December 31, 2009 compared to $1.5 million for the same period in 2008. In both periods, interest expense was attributable to borrowings under the Term Loan and amortization of deferred financing costs. We repaid the Term Loan in full in 2009. As a result, the decrease in interest expense is due to both lower variable interest rates and a reduction in the principal balance of the Term Loan for the year ended December 31, 2009 compared to the same prior in 2008, partially offset by the full amortization of deferred financing costs upon our repayment of the Term Loan. Interest income was $226,000 for the year ended December 31, 2009, compared to interest income of $719,000 for the year ended December 31, 2008, principally due to lower interest rates, which were partially offset by higher cash balances.

Income tax expense of $21.0 million was recorded for the year ended December 31, 2009, an increase of $6.4 million compared to the same period in 2008. Our effective tax rate increased to 41.1% in 2009 from 40.6% for the year ended December 31, 2008 primarily due to a change in state apportionments. The principal difference between the statutory tax rate and our effective tax rate is state taxes.

During 2009, we utilized $33.0 million in tax deductions arising from 2009 stock option exercises, which resulted in an excess tax benefit of $13.2 million recorded to capital and an offsetting reduction to taxes payable.

Net income of $30.0 million for the year ended December 31, 2009 represents an increase of $8.7 million over net income for the same period in 2008 of $21.4 million.

Years Ended December 31, 2008 and 2007

The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Operations expressed as a percentage of revenue:

	Year Ended
	December 31,
	2008	2007

Revenue	100.0%	100.0%

Cost of service
Compensation	32.8%	31.5%
Data processing	6.0%	6.3%
Occupancy	5.5%	5.7%
Direct project costs	15.3%	15.5%
Other operating costs	5.9%	4.5%
Amortization of intangibles	2.6%	3.2%

Total cost of services	68.1%	66.7%
Selling general and administrative expenses	12.0%	14.0%

Total operating expenses	80.1%	80.7%

Operating income	19.9%	19.3%
Interest expense	(0.8)%	(1.5)%
Net interest income	0.4%	0.3%

Income before income taxes	19.5%	18.1%
Income taxes	(7.9)%	(7.9)%

Net Income	11.6%	10.2%

Operating Results

Revenue for the year ended December 31, 2008 was $184.5 million, an increase of $37.8 million or 25.8% from revenue of $146.7 million for the year ended December 31, 2007. This increase reflected the organic growth in existing client accounts, the addition of new clients, including those gained through acquisition, changes in the yield and scope of client projects, and differences in the timing of when client projects were completed compared to the prior year.

Compensation expense as a percentage of revenue was 32.8% for the year ended December 31, 2008, compared to 31.5% for the same period in the prior year and compensation expense was $60.6 million for 2008, an increase of $14.4 million, or 31.1% from the prior year compensation expense of $46.2 million. This increase reflected $12.5 million in additional salary expense and $1.9 million in additional expense related to employee benefits. For the year ended December 31, 2008, we averaged 785 employees, a 29.5% increase over the year ended December 31, 2007, during which we averaged 606 employees. The increase reflects the addition of new staff as a result of our acquisition of the business of Permedion during the fourth quarter of 2007, our acquisition of Prudent Rx during the third quarter of 2008, and the addition of staff in the areas of client support, technical support and operations during 2008.

Data processing expense as a percentage of revenue was 6.0% for the year ended December 31, 2008, compared to 6.3% for the same period in 2007 and data processing expense was $11.0 million for 2008, an increase of $1.7 million or 18.3% compared to the prior year data processing expense of $9.3 million. Revenue growth drove the need for increased capacity in our mainframe environment. Expenses increased by $0.5 million relating to depreciation and amortization of equipment and software, $0.5 million relating to software leases and maintenance, $0.3 million relating to equipment rental and maintenance, $0.3 million relating to network communications and $0.1 million for data processing supplies as required by business expansion.

Occupancy expense as a percentage of revenue was 5.5% for the year ended December 31, 2008, compared to 5.7% for the prior year and occupancy expense was $10.1 million for 2008, an increase of $1.6 million or 19.5% from the prior year expense of $8.4 million. This increase reflected $1.1 million of additional rent and facilities expense, and $0.5 million of additional depreciation of leasehold improvements, furniture and fixtures and telephone systems. Increases totaling $0.3 million in utilities, building services and moving expenses were offset by decreases in fixed assets disposals of $0.3 million.

Direct project expense as a percentage of revenue was 15.3% for the year ended December 31, 2008, compared to 15.5% for the prior year and direct project expense was $28.4 million for 2008, an increase of $5.7 million or 24.8% from the prior fiscal year expense of $22.8 million. This increase resulted from revenue growth for the period, and is within our usual 14%-17% range for direct costs as a percentage of revenue.

Other operating expenses as a percentage of revenue were 5.9% for the year ended December 31, 2008, compared to 4.5% for the prior year and other operating expenses were $10.8 million for 2008, an increase of $4.3 million or 65.6% compared to the prior year expense of $6.5 million. This increase resulted from a $2.4 million increase in temporary help and consultants, a $0.8 million increase in travel expenses, and a $0.4 million increase in legal expenses associated with operational departments. Additionally, $0.4 million of relocation expense was incurred relating to shifting staff to our Texas service center. Supplies, printing, postage, delivery and training expenditures within our operational departments increased by $0.3 million.

Amortization of acquisition-related software and intangibles as a percentage of revenue was 2.6% for the year ended December 31, 2008 compared to 3.2% for the prior year, an increase of $0.1 million or 1.6% compared to prior year expense. Amortization of software and intangibles expense of $4.7 million consists primarily of amortization of client relationships and software in both periods. The increase in amortization of acquisition-related software and intangibles expense compared to the prior year resulted from our acquisitions of Permedion in 2007 and Prudent Rx in 2008.

Selling, general, and administrative expenses as a percentage of revenue were 12.0% for the year ended December 31, 2008 compared to 14.0% for the prior year and selling, general, and administrative expenses were $22.1 million for 2008, an increase of $1.6 million or 8.0%, compared to the prior year expense of $20.5 million. The $1.6 million increase reflected a $2.3 million increase in compensation cost and a $0.3 million increase in data processing charges, which were partially offset by a $1.0 million decrease in professional fees primarily associated with reduced usage of temporary help and consultants.

Operating income for the year ended December 31, 2008 was $36.7 million or 19.9% of revenue compared to $28.3 million or 19.3% of revenue for the prior year. This increase was primarily the result of increased revenue, partially offset by incremental operating costs incurred during the year ended December 31, 2008.

Interest expense was $1.5 million for the year ended December 31, 2008 compared to $2.2 million for the prior year. In both periods, interest expense was attributable to borrowings under the Term Loan and amortization of deferred financing costs. Interest income was $0.7 million for the year ended December 31, 2008, compared to interest income of $0.5 million for the same period in 2007 as a result of higher cash balances in 2008.

Income tax expense of $14.6 million was recorded for the year ended December 31, 2008, an increase of approximately $3.0 million compared to 2007. Our effective tax rate decreased to 40.6% in 2008 from 43.7% for 2007, primarily due to a change in state apportionments and utilization of NOLs from prior periods. Our tax provision in 2008 principally reflects a current tax provision for which we utilized NOLs from stock option exercises to reduce our current tax payable. The principal difference between the statutory tax rate and our effective tax rate is state taxes.

During 2008, we recorded a tax benefit of $10.5 million related to the exercise of stock options by reducing income tax payable and crediting capital. We utilized $13.1 million in tax deductions arising from 2008 stock option exercises and utilized $13.5 million of NOLs from stock options carry-forwards from 2007 to recognize this tax benefit.

Net income of $21.4 million for the year ended December 31, 2008 represents a $6.4 million increase over net income for the same period in 2007 of $15.0 million.

Off-Balance Sheet Arrangements

Other than our Letter of Credit, we do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

Our principal source of funds has been operations and we believe that we have sufficient cash and cash equivalents to support our operating needs through at least the next 12 months. At December 31, 2009, our cash and cash equivalents and net working capital were $64.9 million and $114.0 million, respectively. Although we expect that operating cash flows will continue to be a primary source of liquidity for our operating needs, we also have $20.4 million available under our Revolving Loan for future cash flow needs. There are currently no loans outstanding under the Revolving Loan; however, we have a $4.6 million Letter of Credit that reduces the availability under the Revolving Loan.

Net cash provided by operating activities was $32.8 million in 2009 compared to $30.9 million in 2008 and $26.6 million in 2007. The increase in cash provided by operating activities in 2009 compared to 2008 resulted from an $8.7 million increase in net income, together with increases in accounts payable, accrued expenses and other liabilities, deferred tax assets, share-based compensation, and depreciation and amortization. Largely offsetting these were increases in accounts receivable, and in prepaid and other current assets.

Net cash used in investing activities during 2009 was $23.2 million compared to $11.4 million in 2008 and $24.8 million in 2007. Cash used in investing activities in 2009 included investments in property, equipment and software of $10.6 million, the acquisition of IntegriGuard for $5.0 million and the acquisition of Verify Solutions for $7.5 million. Capital expenditures in 2009, 2008 and 2007 were $10.6 million, $6.9 million, and $9.2 million, respectively. Cash used for acquisitions in 2009, 2008 and 2007 was $12.5 million, $4.5 million and $15.6 million, respectively. In 2008, we acquired Prudent Rx for $4.5 million. In 2007, we made an additional payment of $15.0 million relating to the 2006 acquisition of BSPA and acquired Permedion for $0.6 million.

Net cash provided by financing activities during 2009 was $6.0 million compared to $8.5 million in 2008 and $7.0 million in 2007. In 2009, proceeds of $10.1 million from stock option exercises and the excess tax benefit of $13.2 million from stock option exercises were partially offset by the full payment of our Term Loan of $17.3 million. Proceeds from stock option exercises in 2009, 2008 and 2007 were $10.1 million, $4.2 million and $6.6 million, respectively. The excess tax benefits from stock option exercises in 2009, 2008, and 2007 were $13.2 million, $10.5 million and $8.3 million, respectively. Repayment of debt in 2009, 2008, and 2007 was $17.3 million, $6.3 million, and $7.9 million, respectively. We had no debt outstanding at December 31, 2009.

The net increase in cash and cash equivalents of $15.6 million in 2009 compared to $27.9 million in 2008 and $8.7 million in 2007.

The number of days sales outstanding at December 31, 2009 increased to 88 days compared to 78 days at December 31, 2008 due to delays in payment from several customers.

Operating cash flows could be adversely affected by a decrease in demand for our services. The majority of our client relationships have been in place for several years, and as a result, we do not expect any decrease in the demand for our services in the near term.

Contractual Obligations

The table below does not include contingent consideration that may be paid pursuant to asset purchases or business combinations (in thousands).

	Payments Due by Period
		Less than 1			More than 5
Contractual Obligations	Total	Year	1-3 Years	3-5 Years	Years

Operating leases	$56,752	$13,603	$24,167	$10,535	$8,447
Interest expense(1)	165	94	71	—	—

Total	$56,917	$13,697	$24,238	$10,535	$8,447

(1)	Interest expense represents the commitment fee due on the Credit Agreement and the interest due on the Letter of Credit. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding the Credit Agreement.

We have entered into sublease arrangements for some of our facility obligations and expect to receive the following rental payments in connection with those arrangements (in thousands):

	Less than			More than
Total	1 Year	1-3 Years	3-5 Years	5 Years

$4,872	$1,501	$2,807	$564	$—

On May 28, 1997 the Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not to exceed $10.0 million. On February 24, 2006 our Board of Directors increased the aggregate purchase price to an amount not to exceed $20.0 million. During the years ended December 31, 2009, 2008, and 2007, we did not repurchase any shares of our common stock. Since the inception of the repurchase program, we have repurchased 1,662,846 shares of our common stock for an aggregate purchase price of $9.4 million.

Recent Accounting Pronouncements

In September 2006, the FASB issued new accounting guidance on fair value measurements. This guidance establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. It is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. A FASB staff position issued in February 2008 removed leasing transactions from the scope of the new fair value guidance. Also in February 2008, the FASB issued authoritative guidance deferring the effective date of the fair value guidance for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

Effective January 1, 2008, we adopted this guidance on fair value measurement and have applied its provisions to financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis at least annually. Beginning January 1, 2009, we adopted this guidance as it related to nonfinancial assets and liabilities. We applied the provisions of this guidance in our accounting for the 2009 acquisitions of IntegriGuard and Verify Solutions.

In September 2009, the FASB issued additional guidance on measuring the fair value of liabilities effective for the first reporting period beginning after its issuance.

Prior to its expiration on September 30, 2009, our interest rate swap contract (see Note 8 of the Notes to Consolidated Financial Statements) was being carried at fair value and measured on a recurring basis. Fair value is determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy. As of December 31, 2009, no such nonfinancial assets and liabilities requiring fair value determination under this guidance were recognized or disclosed.

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued guidance that permits entities to choose to measure many financial instruments and certain other items at fair value. This guidance also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We adopted this guidance in 2008 and elected not to measure any additional financial instruments and other items at fair value.

In December 2007, the FASB issued new guidance related to accounting for business combinations. This guidance, which establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill and non-controlling interests and provides disclosure requirements related to business combinations, is effective for fiscal years beginning after December 15, 2008. We adopted this guidance effective January 1, 2009. We have applied the provisions of this standard to our 2009 acquisitions of IntegriGuard and Verify Solutions, as discussed in Note 2 of the Notes to Consolidated Financial Statements.

In November 2008, the FASB ratified an issue providing guidance for accounting for defensive intangible assets subsequent to the acquisition of such assets in accordance with the new business combination and fair value standards, including the estimated useful life that should be assigned to such assets. The new guidance is effective for intangible assets acquired on or after December 15, 2008. We have applied the provisions of this standard to our 2009 acquisitions of IntegriGuard and Verify Solutions, as discussed in Note 2 of the Notes to Consolidated Financial Statements.

In May 2009, the FASB issued guidance establishing general standards for accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. This guidance, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize such events or transactions in its financial statements, and the disclosures an entity should make about such events or transactions. We adopted this guidance effective with the issuance of our financial statements for the quarter ended June 30, 2009. The disclosures required by this guidance are included in Note 1 to the Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies.”

In August 2009, the FASB issued new accounting guidance on the measurement of liabilities at fair value. Specifically, when a quoted price in an active market for the identical liability is not available, the new standard requires that the fair value of a liability be measured using one or more of the valuation techniques that maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. Our adoption of this guidance in the fourth quarter of 2009 did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued new accounting guidance related to the recognition of revenue for multiple-deliverable arrangements. Under the new guidance, revenue may be allocated to the different elements in an arrangement based on relative estimated sales prices. Also in October 2009, the FASB issued new accounting guidance altering the scope of revenue recognition for software deliverables to exclude items sold that include hardware with software that is essential to the hardware’s functionality. This new guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We have determined that this new guidance will not currently impact our existing accounting over our multiple element arrangements described in Note 1 to the Notes to Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks.

None.

Item 8.	Financial Statements and Supplementary Data.

The information required by Item 8 is found on page 37 to 63 of this report.

Item 9.	Changes in and Disagreements with Accountants and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act ) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) under the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by Rule 13a-15(f) of the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of our Chief Executive Officer and our Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. GAAP.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2009, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. GAAP.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued an attestation report on our assessment of our internal control over financial reporting, a copy of which is appears on page 39.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to our Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2009 in connection with our 2010 Annual Meeting of Shareholders.

Item 11.	Executive Compensation.

See Item 10.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See Item 10.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See Item 10.

Item 14.	Principal Accountant Fees and Services.

See Item 10.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

1. Financial Statements.

The financial statements are listed in the Index to Consolidated Financial Statements on page 37.

2. Financial Statement Schedules.

Financial Statement Schedule II — Valuation and Qualifying Accounts is set forth on page 63. All other financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

3. Exhibits.

The Exhibits are set forth on the Exhibit Index on page 64 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMS Holdings Corp.
       (Registrant)

By:	/s/ William C. Lucia
William C. Lucia
Chief Executive Officer
(Principal Executive Officer)

Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert M. Holster Robert M. Holster	Chairman, Board of Directors	February 26, 2010

/s/ William C. Lucia William C. Lucia	Chief Executive Officer, Director (Principal Executive Officer)	February 26, 2010

/s/ Walter D. Hosp Walter D. Hosp	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2010

/s/ James T. Kelly James T. Kelly	Director	February 26, 2010

/s/ William F. Miller III William F. Miller III	Director	February 26, 2010

/s/ William S. Mosakowski William S. Mosakowski	Director	February 26, 2010

/s/ William W. Neal William W. Neal	Director	February 26, 2010

/s/ Galen D. Powers Galen D. Powers	Director	February 26, 2010

/s/ Ellen A. Rudnick Ellen A. Rudnick	Director	February 26, 2010

/s/ Michael A. Stocker, M.D. Michael A. Stocker, M.D.	Director	February 26, 2010

/s/ Richard H. Stowe Richard H. Stowe	Director	February 26, 2010

HMS HOLDINGS CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
HMS Holdings Corp.:

We have audited the accompanying consolidated balance sheets of HMS Holdings Corp. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HMS Holdings Corp. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP
KPMG LLP

New York, New York
February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
HMS Holdings Corp.:

We have audited HMS Holdings Corp’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). HMS Holdings Corp. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, HMS Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HMS Holdings Corp. as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
KPMG LLP

New York, New York
February 26, 2010

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$64,863	$49,216
Accounts receivable, net of allowance of $614 and $664 at December 31, 2009 and 2008, respectively	64,750	45,155
Prepaid expenses	9,956	3,825
Other current assets, including net deferred tax assets of $804 and $1,697 at December 31, 2009 and 2008, respectively	872	1,716

Total current assets	140,441	99,912
Property and equipment, net	20,902	17,757
Goodwill, net	91,520	82,342
Deferred income taxes, net	—	2,040
Intangible assets, net	16,798	19,823
Other assets	983	639

Total assets	$270,644	$222,513

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$26,474	$22,859
Current portion of long-term debt	—	6,300

Total current liabilities	26,474	29,159

Long-term liabilities:
Long-term debt	—	11,025
Accrued deferred rent	3,675	3,257
Other liabilities	2,202	710

Total long-term liabilities	5,877	14,992

Total liabilities	32,351	44,151

Shareholders’ equity:
Preferred stock — $0.01 par value; 5,000,000 shares authorized; none issued
Common Stock — $0.01 par value; 45,000,000 shares authorized;
28,533,406 shares issued and 26,870,560 shares outstanding at December 31, 2009;
27,174,875 shares issued and 25,512,029 shares outstanding at December 31, 2008;	285	272
Capital in excess of par value	175,795	146,145
Retained earnings	71,610	41,562
Treasury stock, at cost; 1,662,846 shares at December 31, 2009 and December 31, 2008	(9,397)	(9,397)
Accumulated other comprehensive loss	—	(220)

Total shareholders’ equity	238,293	178,362

Total liabilities and shareholders’ equity	$270,644	$222,513

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Revenue	$229,237	$184,495	$146,651

Cost of services:
Compensation	77,208	60,571	46,185
Data processing	13,717	10,999	9,298
Occupancy	10,877	10,079	8,431
Direct project costs	28,384	28,429	22,774
Other operating costs	14,019	10,831	6,540
Amortization of acquisition related software and intangibles	5,066	4,714	4,642

Total cost of services	149,271	125,623	97,870
Selling, general and administrative expenses	28,098	22,142	20,500

Total operating expenses	177,369	147,765	118,370

Operating income	51,868	36,730	28,281
Interest expense	(1,080)	(1,491)	(2,207)
Interest income	226	719	475

Income before income taxes	51,014	35,958	26,549
Income taxes	20,966	14,583	11,593

Net income	$30,048	$21,375	$14,956

Basic income per common share:
Net income per share — basic	$1.15	$0.85	$0.63

Diluted income per share
Net income per share — diluted	$1.09	$0.80	$0.57

Weighted average shares:
Basic	26,110	25,048	23,904

Diluted	27,621	26,816	26,249

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share amounts)

				Retained	Accumulated
	Common stock		Capital In	Earnings/	Other			Total
	# of Shares	Par	Excess of	Accumulated	Comprehensive	Treasury Stock		Shareholders’
	Issued	Value	Par Value	Deficit	Income/(Loss)	# of Shares	Amount	Equity

Balance at December 31, 2006	25,027,865	$250	$110,876	$5,231	$(53)	1,662,846	$(9,397)	$106,907

Comprehensive income:
Net income	—	—	—	14,956	—	—	—	14,956
Current period net changes in hedging transactions, net of tax of $83		—	—		(139)	—	—	(139)

Total comprehensive income								14,817
Share-based compensation cost	—	—	2,173	—	—	—	—	2,173
Exercise of stock options	1,381,170	14	6,563	—	—	—	—	6,577
Excess tax benefit from exercise of stock options	—	—	8,275	—	—	—	—	8,275

Balance at December 31, 2007	26,409,035	$264	$127,887	$20,187	$(192)	1,662,846	$(9,397)	$138,749

Comprehensive income:
Net income	—	—	—	21,375	—	—	—	21,375
Current period net changes in hedging transactions, net of tax $18	—	—	—	—	(28)	—	—	(28)

Total comprehensive income								21,347
Share-based compensation cost	—	—	3,498	—	—	—	—	3,498
Exercise of stock options	765,840	8	4,218	—	—	—	—	4,226
Excess tax benefit from exercise of stock options	—	—	10,542	—	—	—	—	10,542

Balance at December 31, 2008	27,174,875	$272	$146,145	$41,562	$(220)	1,662,846	$(9,397)	$178,362

Comprehensive income:
Net income	—	—	—	30,048	—	—	—	30,048
Current period net changes in hedging transactions, net of tax $147	—	—	—	—	220	—	—	220

Total comprehensive income								30,268
Share-based compensation cost	—	—	6,373	—	—	—	—	6,373
Exercise of stock options	1,358,531	13	10,054	—	—	—	—	10,067
Excess tax benefit from exercise of stock options	—	—	13,223	—	—	—	—	13,223

Balance at December 31, 2009	28,533,406	$285	$175,795	$71,610	$—	1,662,846	$(9,397)	$238,293

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Operating activities:
Net income	$30,048	$21,375	$14,956
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	70	90	370
Depreciation and amortization	13,567	11,967	10,558
Share-based compensation expense	6,373	3,498	2,173
Decrease in deferred tax asset	3,111	32	3,445
Changes in assets and liabilities:
Increase in accounts receivable	(16,593)	(4,531)	(8,197)
Increase in prepaid expenses and other current assets	(6,101)	(504)	(1,185)
Increase in other assets	(218)	(21)	(171)
Increase/(decrease) in accounts payable, accrued expenses and other liabilities	2,585	(1,037)	4,649

Net cash provided by operating activities	32,842	30,869	26,598

Investing activities:
Purchases of property and equipment	(8,979)	(5,988)	(8,594)
Acquisition of Verify Solutions	(7,500)	—	—
Acquisition of IntegriGuard	(5,024)	—	—
Acquisition of Prudent Rx	—	(4,496)	—
Acquisition of Permedion	—	—	(627)
Acquisition of BSPA	—	—	(15,000)
Investment in capitalized software	(1,657)	(912)	(606)

Net cash used in investing activities	(23,160)	(11,396)	(24,827)

Financing activities:
Repayment of debt	(17,325)	(6,300)	(7,875)
Proceeds from exercise of stock options	10,067	4,226	6,577
Excess tax benefit from exercised stock options	13,223	10,542	8,275

Net cash provided by financing activities	5,965	8,468	6,977

Net increase in cash and cash equivalents	15,647	27,941	8,748
Cash and cash equivalents at beginning of year	49,216	21,275	12,527

Cash and cash equivalents at end of year	$64,863	$49,216	$21,275

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$8,517	$3,823	$56

Cash paid for interest	$734	$1,299	$1,945

Supplemental disclosure of noncash investing activities:
Tenant improvement allowance	$1,011	$208	$1,635

Accrued property and equipment purchases	$1,365	$1,898	$—

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

(a)  Organization and Business

We were incorporated on October 2, 2002 in the state of New York. On March 3, 2003, we adopted a holding company structure and assumed the business of our predecessor, Health Management Systems, Inc. In connection with the adoption of this structure, Health Management Systems, which began doing business in 1974, became our wholly owned subsidiary. Unless the context otherwise indicates, references in these Notes to Consolidated Financial Statements to the terms “HMS,” “we,” “our,” and “us” refer to HMS Holdings Corp. and its subsidiaries.

We provide a variety of cost containment, coordination of benefits and program integrity services for government-sponsored health and human services programs. These services are designed to help our clients recover amounts due from liable third parties, reduce costs, ensure regulatory compliance, and increase operational efficiencies.

(b)	Basis of Presentation and Principles of Consolidation

(i)	Principles of Consolidation

The consolidated financial statements include our accounts and transactions and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(c)	Cash and Cash Equivalents

For purposes of financial reporting, all highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

(d)	Depreciation and Amortization of Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets utilizing the straight-line method. We provide amortization of leasehold improvements on a straight-line basis over the shorter of a 5 year period or the term of the related lease. The estimated useful lives are as follows:

Equipment	2-3 years
Leasehold improvements	5 years
Furniture and fixtures	5 years

(e)	Software and Software Development Cost

Certain software development costs related to software that is developed for internal use while in the application development stage are capitalized. All other costs to develop software for internal use, either in the preliminary project stage or post implementation stage, are expensed as incurred. Amortization of software and software development costs is calculated on a straight-line basis over the expected economic life of the product, generally estimated to be between 3-5 years.

(f)	Goodwill

Goodwill, representing the excess of acquisition costs over the fair value of net assets of acquired businesses, is not amortized but is reviewed for impairment at least annually. Fair value is based on a projection of the estimated discounted future net cash flows expected to be achieved from a reporting unit using a discount rate reflective of our cost of funds. The fair value of the reporting unit is compared with the asset’s recorded value. If the recorded value is less than the fair value of the reporting unit, no impairment is indicated. If the fair value of the reporting unit is less than the recorded value, an impairment charge is recognized for the difference between the carrying value and the

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value. We perform our annual goodwill impairment testing in the second quarter of each year. No impairment losses have been recorded in any of the periods presented.

(g)	Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of its asset group to the estimated undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the asset group exceeds the fair value of the assets, which amount is charged to earnings. Fair value is based on a projection of the estimated discounted future net cash flows expected to result from the asset group, using a discount rate reflective of our cost of funds. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the cost to sell.

(h)	Purchase Accounting

The purchase method of accounting requires companies to assign values to assets and liabilities acquired based upon their fair value. In most instances there is not a readily defined or listed market price for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for individual assets and liabilities in many instances requires a high degree of estimation. The valuation of intangible assets, in particular, is very subjective. The use of different valuation techniques and assumptions could change the amounts and useful lives assigned to the assets and liabilities acquired, including goodwill and other intangible assets and related amortization expense.

(i)	Income Taxes

Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits for net operating loss (NOL) carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is provided against deferred tax assets to the extent their realization is not more likely than not.

In June 2006, the Financial Accounting Standards Board (FASB) issued guidance for accounting for uncertainty in income taxes, which establishes a single model to address accounting for uncertain tax positions. The guidance clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The guidance also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the basic to diluted weighted average shares outstanding (shares in thousands):

	Year Ended December 31,
	2009	2008	2007

Weighted average shares outstanding — basic	26,110	25,048	23,904
Potential shares exercisable under stock option plans	1,500	1,768	2,345
Potential issuable restricted stock awards	11	—	—

Weighted average shares outstanding — diluted	27,621	26,816	26,249

For the years ended December 31, 2009, 2008 and 2007, 91,419, 758,190 and 234,195 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been antidilutive.

(k)	Revenue Recognition

A majority of our contracts are contingency fee based. We recognize revenue on contingency fee based contracts when third party payors remit payment to our clients and, consequently, the contingency is deemed to have been satisfied. For certain contracts, this may result in revenue being recognized in irregular increments. We recognize revenue on our general service agreements as work is performed and amounts are earned. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured. Our contracts with the federal government generally are cost-plus or time and material based. Revenue on cost-plus contracts is recognized based on costs incurred plus an estimate of the negotiated fee earned. Revenue on time and materials contracts is recognized based on hours worked and expenses incurred.

Where contracts have multiple deliverables, we evaluate these deliverables at the inception of each contract and as each item is delivered. As part of this evaluation, we consider whether (i) a delivered item has value to a client on a stand-alone basis; (ii) there is objective and reliable evidence of the fair market value of the undelivered items; and (iii) whether the delivery of the undelivered items is considered probable and substantially within our control, if a general right of return exists. Where deliverables, or groups of deliverables, have all three of these characteristics, we treat each deliverable item as a separate unit of accounting and apply the relevant revenue recognition guidance to each deliverable. Arrangements including implementation and transaction related revenue are accounted for as a single unit of accounting. Since implementation services do not carry a standalone value, the revenue relating to these services is recognized over the term of the client contract to which it relates.

(l)	Stock-Based Compensation

The cost of share-based compensation is recognized in our Consolidated Statements of Income based on the fair value of all awards granted using the Black-Scholes method of valuation. The fair value of each award is determined and the compensation cost is recognized over the service period required to obtain full vesting. Compensation cost to be recognized reflects an estimate of the number of awards expected to vest after taking into consideration an estimate of award forfeitures based on actual experience. The cash flows resulting from tax benefits recognized for those options (excess tax benefits) are classified as financing cash flows.

Total share-based compensation expense recorded in our Consolidated Statements of Income was $6.4 million, $3.5 million and $2.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(m)	Fair Value of Financial Instruments

The carrying amounts for our cash equivalents, accounts receivable, accounts payable and accrued expense approximate fair value due to their short-term nature.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FASB accounting standards require all derivative instruments be recorded at fair value on the balance sheets. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Those derivative instruments that are designated and qualify as hedging instruments must be designated, based on the exposure being hedged, as either a fair value hedge or a cash flow hedge. At December 31, 2008, we had a cash flow hedge.

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk, such as interest rate risk), FASB accounting standards require that the effective portion of the gain or loss on the derivative instrument be reported as a component of comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.

Prior to its expiration on September 30, 2009, our interest rate swap contract (see Note 8 of the Notes to Consolidated Financial Statements) was being carried at fair value and measured on a recurring basis. Fair value is determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy. For the year ended December 31, 2009, no such nonfinancial assets and liabilities requiring fair value determination under FASB accounting standards were recognized or disclosed on a non-recurring basis.

(n)	Comprehensive Income

Other comprehensive income recorded includes all changes in derivative instruments which are carried at fair value and included as a component of equity.

(o)	Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Our actual results could differ from those estimates.

(p)	Leases

We account for our lease agreements at their inception as either operating or capital leases, depending on certain defined criteria. We recognize lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays, that defer the commencement date of required payments. Additionally, incentives we receive, such as tenant improvement allowances, are capitalized and are treated as a reduction of our rental expense over the term of the lease agreement.

(q)	Recent Accounting Pronouncement

In September 2006, the FASB issued new accounting guidance on fair value measurements. This guidance establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. It is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. A FASB staff position issued in February 2008 removed leasing transactions from the scope of the new fair value guidance. Also in February 2008, the FASB issued authoritative guidance deferring the effective date of the fair value guidance for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2008, we adopted this guidance on fair value measurement and have applied its provisions to financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis at least annually. Beginning January 1, 2009, we adopted this guidance as it related to nonfinancial assets and liabilities. We applied the provisions of this guidance in our accounting for the 2009 acquisitions of IntegriGuard and Verify Solutions.

In September 2009, the FASB issued additional guidance on measuring the fair value of liabilities effective for the first reporting period beginning after its issuance.

Prior to the expiration of our interest rate swap contract on September 30, 2009, our interest rate swap contract (see Note 8 of these Notes to Consolidated Financial Statements) was being carried at fair value and measured on a recurring basis. Fair value is determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy. As of December 31, 2009, no such nonfinancial assets and liabilities requiring fair value determination under this guidance were recognized or disclosed.

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued guidance that permits entities to choose to measure many financial instruments and certain other items at fair value. This guidance also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We adopted this guidance in 2008 and elected not to measure any additional financial instruments and other items at fair value.

In December 2007, the FASB issued new guidance related to accounting for business combinations. This guidance, which establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill and non-controlling interests and provides disclosure requirements related to business combinations, is effective for fiscal years beginning after December 15, 2008. We adopted this guidance effective January 1, 2009. We have applied the provisions of this standard to our 2009 acquisitions of IntegriGuard and Verify Solutions, as discussed in Note 2 of the Notes to Consolidated Financial Statements.

In November 2008, the FASB ratified an issue providing guidance for accounting for defensive intangible assets subsequent to the acquisition of such assets in accordance with the new business combination and fair value standards, including the estimated useful life that should be assigned to such assets. The new guidance is effective for intangible assets acquired on or after December 15, 2008. We have applied the provisions of this standard to our 2009 acquisitions of IntegriGuard and Verify Solutions, as discussed in Note 2 of the Notes to Consolidated Financial Statements.

In May 2009, the FASB issued guidance establishing general standards for accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. This guidance, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize such events or transactions in its financial statements, and the disclosures an entity should make about such events or transactions. We adopted this guidance effective with the issuance of our financial statements for the quarter ended June 30, 2009. We have evaluated subsequent events after December 31, 2009, through the date and time these financial statements were issued on

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

February 26, 2010. No subsequent events occurred during this reporting period that require recognition or disclosure in the filing.

In August 2009, the FASB issued new accounting guidance on the measurement of liabilities at fair value. Specifically, when a quoted price in an active market for the identical liability is not available, the new standard requires that the fair value of a liability be measured using one or more of the valuation techniques that maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. Our adoption of this guidance in the fourth quarter of 2009 did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued new accounting guidance related to the recognition of revenue for multiple-deliverable arrangements. Under the new guidance, revenue may be allocated to the different elements in an arrangement based on relative estimated sales price. Also in October 2009, the FASB issued new accounting guidance altering the scope of revenue recognition for software deliverables to exclude items sold that include hardware with software that is essential to the hardware’s functionality. This new guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We have determined that this new guidance will not currently impact our existing accounting over our multiple element arrangements described above in Note 1(k) of these Notes to Consolidated Financial Statements as the other separate unit of accounting criteria of the standard have not been met.

2.	Acquisitions

Benefits Solutions Practice Area

In September 2006, we acquired the assets of the Benefits Solutions Practice Area (BSPA) of Public Consulting Group, Inc. (PCG) for $81.2 million in cash, 1,749,800 shares of our common stock, then valued at $24.4 million, and a contingent cash payment of up to $15.0 million payable upon BSPA’s achievement of certain revenue targets for the twelve months ended June 30, 2007. In September 2007, we paid PCG $15.0 million of additional consideration as a result of BSPA’s achievement of the revenue targets, which increased goodwill resulting from this acquisition. BSPA provides a variety of cost avoidance, insurance verification, recovery audit and related services to state Medicaid agencies, children and family services agencies, and the U.S. Department of Veterans Affairs.

Permedion

In October 2007, we purchased the net assets of Peer Review Systems, Inc., doing business as Permedion, which we refer to herein as Permedion, for $0.6 million in cash. Permedion is a healthcare quality review and improvement organization based in Westerville, Ohio. Permedion provides independent external medical review on issues of quality of care, medical necessity and experimental/investigational treatment to both state government and private clients across the country. The acquisition of Permedion did not have a material effect on our fiscal year 2009, 2008 and 2007 revenue, earnings, earnings per share or liquidity.

Prudent Rx

In September 2008, we purchased the net assets of Prudent Rx, a pharmacy audit and cost containment company based in Culver City, California. With this acquisition, we further expanded our portfolio of program integrity service offerings for government healthcare programs and managed care organizations, particularly in the pharmacy arena. Prudent Rx’s key products and services include audit programs, program design and benefit management, as well as general and pharmacy systems consulting.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price of Prudent Rx’s net assets was $4.5 million and was accounted for under the asset purchase accounting model. Additional future payments of $2.3 million ($1.15 million for each of the years ending December 31, 2009 and 2010) will be made and recorded as additional goodwill upon Prudent Rx’s achievement of financial performance milestones. Prudent Rx did not achieve the 2009 performance milestone, as a result, the first $1.15 million payment will not be made. The acquisition of Prudent Rx did not have a material effect on our fiscal year 2009 and 2008 revenue, earnings, earnings per share or liquidity.

The allocation of the purchase price of Prudent Rx was based upon estimates of the fair value of its assets and liabilities. The acquisition of Prudent Rx was based on management’s consideration of past and expected future performance as well as the potential strategic fit with our long-term goals. The expected long-term growth, market position and expected synergies to be generated by Prudent Rx were the primary factors that gave rise to an acquisition price that resulted in the recognition of goodwill.

The allocation of the aggregate purchase price of the Prudent Rx acquisition is as follows (in thousands):

Goodwill	$2,100
Identifiable intangible assets	1,432
Net assets acquired	964

Total purchase price	$4,496

Identifiable intangible assets principally include client relationships and Prudent Rx’s trade name (See Note 4 of the Notes to Consolidated Financial Statements).

IntegriGuard LLC

In September 2009, we acquired IntegriGuard LLC, or IntegriGuard, for $5.1 million in cash. This acquisition was accounted for under the purchase method of accounting and did not have a material effect on our 2009 revenue, earnings, earnings per share or liquidity. IntegriGuard, which is based in Omaha Nebraska, provides services for the prevention and detection of fraud, waste, and abuse in the healthcare system and operates as our wholly owned subsidiary. With this acquisition, we further expanded our portfolio of program integrity service offerings for government healthcare programs, particularly in the Medicare and Medicaid programs.

The allocation of the purchase price for IntegriGuard was based upon the fair value estimate of its assets and liabilities. The acquisition of IntegriGuard was based on management’s consideration of past and expected future performance as well as the potential strategic fit with our long-term goals. The expected long-term growth, market position and expected synergies to be generated by IntegriGuard were the primary factors that gave rise to an acquisition price that resulted in the recognition of unidentified intangible assets.

The allocation of the aggregate purchase price of the IntegriGuard acquisition is as follows (in thousands):

Goodwill	$1,777
Net assets acquired	1,712
Identifiable intangible assets	1,405
Capitalized software	240

Total purchase price	$5,134

Identifiable intangible assets principally include client relationships and IntegriGuard’s trade name (See Note 4 of the Notes to Consolidated Financial Statements).

As part of the IntegriGuard acquisition, we entered into a twelve month Intercompany Services Agreement (ISA) with the seller, Lumetra, to allow each party to perform contractual transition services. Services performed

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the ISA are billed at pre-determined rates that are specified in the ISA. For the year ended December 31, 2009, we incurred expenses of $140,000 for services rendered by Lumetra under the ISA.

Verify Solutions, LLC

In December 2009, we acquired the assets of Verify Solutions, LLC, or Verify Solutions, an Alpharetta, Georgia-based company specializing in dependent eligibility audit services for employer-sponsored healthcare plans. With this acquisition, we move into the employer-based market, providing services which include Dependent Eligibility Reviews for large and mid-market employers.

The purchase price for Verify Solutions was $8.1 million, with additional future payments contingent upon Verify Solutions’ achievement of financial performance milestones. The additional future payments of up to $5.5 million ($2.7 million and $2.8 million for the years ended December 31, 2010 and 2011, respectively) will be made and recorded to compensation expense in the year in which the milestones are achieved.

The acquisition of Verify Solutions did not have a material effect on our 2009 revenue, earnings, earnings per share or liquidity and was accounted for under the purchase method of accounting.

Since the acquisition of Verify Solutions was completed on December 31, 2009, we have not had adequate time to complete the valuation of the assets acquired, and, accordingly we have not finalized the purchase price allocation. Therefore, the aggregate purchase price allocation of this acquisition is subject to adjustment. Until the valuation of assets is completed, which we expect to occur in 2010, the total excess purchase price over the net assets acquired has been reflected within goodwill at December 31, 2009.

The preliminary allocation of the aggregate purchase price of the Verify Solutions acquisition is as follows (in thousands):

Unidentified goodwill and intangible assets	$7,401
Identifiable intangible assets	—
Net assets acquired	747

Total purchase price	$8,148

3.	Property and Equipment

Property and equipment as of December 31, 2009 and 2008 consisted of the following (in thousands):

	December 31,	December 31,
	2009	2008

Equipment	$29,005	$26,045
Leasehold improvements	7,514	6,204
Furniture and fixtures	7,858	6,127
Capitalized software	8,916	6,783

	53,293	45,159
Less accumulated depreciation and amortization	(32,391)	(27,402)

Property and equipment, net	$20,902	$17,757

Depreciation and amortization expense related to property and equipment charged to operations for the years ended December 31, 2009, 2008 and 2007 was $8.2 million, $7.1 million and $5.6 million, respectively. In connection with our operating leases for our facilities in Texas, Massachusetts, New York, and Connecticut, we recorded tenant improvement allowances totaling $1.0 million in 2009. This amount is included in our leasehold improvements and furniture and fixtures balances as of December 31, 2009. In connection with the operating leases

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for our facilities in Texas and Ohio, we recorded tenant improvement allowances totaling $1.8 million in 2008. This amount is included in our leasehold improvements and furniture and fixtures balances as of December 31, 2008.

4.	Intangible Assets

Intangible assets as of December 31, 2009 and 2008 are as follows (in thousands):

		Accumulated
	Asset	Amortization	Net	Useful Life

Client relationships	$29,547	$13,349	$16,198	7 - 10 years
Other	6,034	5,434	600	1-5 years

Balance at December 31, 2009	$35,581	$18,783	$16,798

Client relationships	$28,580	$9,227	$19,353	7 years
Other	726	256	470	1-5 years

Balance at December 31, 2008	$29,306	$9,483	$19,823

Amortization of intangibles is as follows (in thousands):

Year Ending December 31,

2010	$4,486
2011	4,300
2012	4,276
2013	2,899
2014 and thereafter	837

Total	$16,798

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows (in thousands):

Balance at December 31, 2007	$80,242
Prudent Rx, Inc. acquisition	2,100

Balance at December 31, 2008	82,342
IntegriGuard acquisition	1,777
Verify Solutions acquisition	7,401

Balance at December 31, 2009	$91,520

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities as of December 31, 2009 and 2008 consisted of the following (in thousands):

	December 31,	December 31,
	2009	2008

Accounts payable, trade	$8,981	$9,654
Accrued compensation	11,457	7,880
Accrued direct project costs	1,470	2,038
Accrued other expenses	4,566	3,287

	$26,474	$22,859

As of December 31, 2009 and 2008, $3.7 million and $3.3 million, respectively, were included in other liabilities (long-term) related to the recognition of rental expenses and tenant improvement allowances as facility leases on a straight-line basis (See Note 13 of the Notes to Consolidated Financial Statements).

6.	Income Taxes

The income tax expense for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Current tax expense:
Federal	$13,211	$11,242	$7,546
State	4,644	3,309	1,874

	17,855	14,551	9,420

Deferred tax expense:
Federal	2,959	(255)	100
State	152	287	2,073

	3,111	32	2,173

Total income tax expense	$20,966	$14,583	$11,593

A reconciliation of the income tax expense calculated using the applicable federal statutory rates to the actual income tax expense for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	Years Ended December 31,
	2009	%	2008	%	2007	%

Computed at federal statutory rate	$17,855	35.0	$12,585	35.0	$9,279	35.0
State and local tax expense, net of federal benefit	3,117	6.1	2,337	6.5	2,566	9.7
Municipal interest	—	—	—	—	(113)	(0.5)
Write(up)/down of deferred tax asset	—	—	(465)	(1.3)	—	—
Other, net	(6)	—	126	0.4	(139)	(0.5)

Total income tax expense	$20,966	41.1	$14,583	40.6	$11,593	43.7

Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. The tax effect of temporary differences that give rise to a

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significant portion of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 were as follows (in thousands):

	December 31,	December 31,
	2009	2008

Deferred tax assets:
Allowance for doubtful accounts and deferred revenue	$620	$1,729
Property and equipment	—	149
Restructuring cost	233	305
Goodwill and other intangibles	3,765	2,824
Software	44	136
Minimum tax credit	—	500
Federal and state net operating loss carry forwards	183	279
Capital loss carry forward	2,466	2,466
Deferred stock compensation	3,325	2,072
Deferred rent	855	992
Other	284	244

Total deferred tax assets before valuation allowance	11,775	11,696
Less valuation allowance	(2,666)	(2,666)

Total deferred tax assets after valuation allowance	9,109	9,030

Deferred tax liabilities:
Goodwill, BSPA	6,682	4,517
Capitalized software cost	1,266	776
Property and equipment	683	—

Total deferred tax liabilities	8,631	5,293

Total net deferred tax assets	$478	$3,737

Net current deferred tax assets	$804	$1,697
Net non-current deferred tax assets/(liability)	(326)	2,040

Total net deferred tax assets	$478	$3,737

At December 31, 2009, we had NOLs of $0.3 million which were subject to limitation set forth in the Internal Revenue Code of 1986, as amended, and were available to offset future federal and state and local taxable income. During 2009, we utilized $33.0 million in tax deductions arising from 2009 stock option exercises, which resulted in an excess tax benefit of $13.2 million recorded to capital and an offsetting reduction to taxes payable.

There was no change in the valuation allowance in 2009 and 2008. At December 31, 2008, the valuation allowance was at $2.7 million. The sale of Accordis in 2005 resulted in a capital loss of $6.0 million, which can be carried forward for five years and produced a deferred tax asset of $2.5 million. We believe the available objective evidence, principally the capital loss carry forward being utilizable to offset only future capital gains, creates sufficient uncertainty regarding the realizability of our capital loss carry forward, that it is more likely than not, that substantially all of the capital loss carry forward is not realizable.

The remaining valuation allowance of $0.2 million relates to certain state NOLs where we currently do not operate and there is sufficient doubt about our ability to utilize these NOLs, that it is more likely than not that this portion of the state NOLs is not realizable.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2009 and 2008, we had approximately $1.0 million and $0.5 million of net unrecognized tax benefits, respectively, for which there is uncertainty about the allocation and apportionment impacting state taxable income. If recognized, this amount would impact our effective tax rate; however, we do not expect any significant change in unrecognized tax benefits during the next twelve months. We have recognized interest accrued related to unrecognized tax benefits in interest expense and penalties in tax expense. The accrued liabilities related to uncertain tax positions were $0.4 million and $0.2 million at December 31, 2009 and 2008, respectively. The additions to the accrued liabilities related to uncertain tax positions taken during 2009 are related to tax positions taken during the year.

7.	Debt

In connection with our BSPA acquisition, we entered into a credit agreement with several banks and other financial institutions with JPMorgan Chase Bank, N.A. (JPMCB), as administrative agent, which we refer to as the Credit Agreement. The Credit Agreement provided for a term loan of $40 million, which we refer to as the Term Loan, and revolving credit loans of up to $25 million, which we refer to as the Revolving Loan. During the year ended December 31, 2009, we repaid in full the $17.3 million of debt outstanding under the Term Loan; however, we continue to have an irrevocable standby letter of credit for $4.6 million against the Revolving Loan, which we refer to as the Letter of Credit, as required by a contractual arrangement with a client.

We secured the Term and Revolving Loans with the grant of a security interest, covering our assets and subsidiaries, in favor of the lenders. Interest on borrowings under the Credit Agreement is calculated, at our option, at either (i) LIBOR, including statutory reserves, plus a variable margin based on our leverage ratio, or (ii) the higher of (a) the prime lending rate of JPMCB, and (b) the Federal Funds Effective Rate plus 0.50%, in each case plus a variable margin based on our leverage ratio. In connection with the Revolving Loan, we agreed to pay a commitment fee on the unused portion of the Revolving Loan, payable quarterly in arrears, at a variable rate based on our leverage ratio.

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

In addition, the Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on indebtedness, liens, fundamental changes, dispositions of property, investments, dividends and other restricted payments. The financial covenants include a consolidated fixed charge coverage ratio, as defined, of not less than 1.75 to 1.0 and a consolidated leverage ratio, as defined, not to exceed 3.0 to 1.0, through December 31, 2009. We are currently in full compliance with these covenants.

There have been no borrowings under the Revolving Loan; however, as a result of the Letter of Credit, the amount available under the Revolving Loan was reduced by $4.6 million, to $20.4 million, at December 31, 2009. Fees and expenses incurred in 2006 of $0.9 million related to the Credit Agreement have been recorded as deferred financing costs (included in other assets, non-current) and are amortized to interest expense over the five-year life of the Credit Agreement using the effective interest method. Since the Term Loan was repaid in 2009, the remaining deferred financing costs of $224,000 as of October 2009 have been written off to interest expense.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Derivative Contract

In December 2006, we entered into a three-year interest rate swap agreement to hedge the fluctuations in variable interest rates, which matured on September 30, 2009, and was accounted for as a cash flow hedge. The swap agreement effectively converted $12.0 million of our variable rate debt to fixed-rate debt, reducing our exposure to changes in interest rates. Under the swap agreement, we received an average variable LIBOR rate of 1.11% and paid a LIBOR fixed rate of 5.295% for the period from December 31, 2008 to September 30, 2009. The LIBOR interest rates exclude the applicable interest rate spread under our Credit Agreement. We have recognized, net of tax, a reduction to accumulated comprehensive loss of $220,000 for the year ended December 31, 2009. As a result of the expiration of the swap agreement as of September 30, 2009, there were no fair value or cumulative unrealized gains and losses at December 31, 2009. The reduction in accumulated loss for the year relates to the change in the derivative’s fair value and reclassification of such derivative’s gains and losses to interest expense as a yield adjustment of the hedged interest payouts in the same period in which the related interest affected earnings.

The fair value of this swap, a liability of $0.4 million at December 31, 2008 is recorded on our Consolidated Balance Sheets as other current liability, with changes in its fair value included in other comprehensive income.

We do not use derivative instruments for speculative purposes.

9.	Equity

(a)	Treasury Stock

On May 28, 1997, the Board of Directors authorized the repurchase of such number of shares of our common stock that have an aggregate purchase price not to exceed $10 million. On February 24, 2006, the Board of Directors increased the authorized aggregate purchase price to an amount not to exceed $20 million. We are authorized to repurchase these shares from time-to-time on the open market or in negotiated transactions at prices deemed appropriate by our management. Repurchased shares are deposited in the treasury and used for general corporate purposes. During the years ended December 31, 2009, 2008 and 2007, we did not repurchase any shares of common stock. Since the inception of the repurchase program in June 1997, we have repurchased 1,662,846 shares of common stock at an average price of $5.65 per share and for an aggregate purchase price of $9.4 million.

(b)	Preferred Stock

Our certificate of incorporation, as amended, authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock with such designations, rights and preferences as may be determined by our Board of Directors. As of December 31, 2009, no preferred stock had been issued.

10.	Employee Benefit Plan

We sponsor a benefit plan to provide retirement benefits for our employees, which is known as the HMS Holdings Corp. 401(k) Plan, or the 401(k) Plan. Participants may make voluntary contributions to the 401(k) Plan of up to 60% of their annual base pre-tax compensation not to exceed the federally determined maximum allowable contribution. The 401(k) Plan permits us to make discretionary contributions. These contributions are not in the form of our common stock.

Participants are permitted to invest their contributions in our common stock. For the years ended December 31, 2009, 2008 and 2007, we contributed $1,596,000, $1,268,000 and $950,000, respectively, to the 401(k) Plan.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Stock-Based Compensation Plans

(a)	Third Amended and Restated 2006 Stock Plan

As of December 31, 2009, we had one stock-based compensation plan, our Third Amended and Restated 2006 Plan, or the 2006 Plan. The 2006 Plan permits the granting of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock awards and restricted stock units, performance shares and performance units, share awards and phantom stock awards.

Our 2006 Stock Plan was approved by our shareholders in June 2006. The purpose of the 2006 Plan is to furnish a material incentive to our employees and non-employee directors by making available to them the benefits of a larger common stock ownership through stock options and awards. We believe that these increased incentives stimulate the efforts of employees and non-employee directors towards our continued success, as well as assist in the recruitment of new employees and non-employee directors.

A total of 4,000,000 shares have been authorized for issuance under the 2006 Plan. Any shares issued in connection with awards other than stock options and SARs are counted against the 4,000,000 share limit as one and eighty-five hundredths (1.85) of a share for every one share issued in connection with such award or by which the award is valued by reference.

All of our employees as well as our non-employee directors are eligible to participate in the 2006 Plan. However, only our employees are eligible to receive incentive stock options. The exercise price of stock options granted under the 2006 Plan may not be less than fair market value of a share of stock on the grant date, as measured by the closing price of our common stock on The NASDAQ Global Select Market and the term of a stock option may not exceed seven years.

During the fourth quarter of 2009, the Compensation Committee of the Board of Directors approved stock option grants to purchase an aggregate of 349,000 shares of common stock to our directors, executive officers and employees under the 2006 Plan at an average exercise price of $38.13 per share, the average of the high and low trading prices or our common stock on the date of the grant. Half of the stock options granted vest in one-third increments over a period of three and a quarter years commencing on December 31, 2009. The remainder vests on December 31, 2012, provided certain pre-defined performance and service conditions are satisfied.

During the year ended December 31, 2009, stock options to purchase an aggregate of 359,000 shares of common stock, 127,918 restricted stock awards and 25,272 restricted stock units were granted under the 2006 Plan, leaving 1,612,314 shares of common stock available for grant under the 2006 Plan. As of December 31, 2009, options to purchase 1,766,969 shares of common stock, 127,918 restricted stock awards and 25,272 restricted stock units were outstanding under the 2006 Plan.

(b)	1999 Long-Term Incentive Plan

Our 1999 Long-Term Incentive Stock Plan, or the 1999 Plan, was approved by our shareholders in March 1999. The 1999 Plan was terminated upon approval of the 2006 Plan by our shareholders in June 2006 and, accordingly, no additional awards options may be granted thereunder. As of December 31, 2009, stock options to purchase 878,273 shares of common stock were outstanding under the 1999 Plan.

(c)	Options Issued Outside the Plans

As of December 31, 2009, there were stock options to purchase an aggregate of 391,250 shares of our common stock outstanding that were not granted under the 2006 Plan or the 1999 Plan. These stock options are as follows: (i) 180,000 options granted in March 2001 to Robert M. Holster, our current Chairman and former Chief Executive Officer, under the terms of his employment agreement, (ii) 151,250 options granted in September 2006 to ten former senior executives of BSPA in connection with their joining us, and (iii) 60,000 options granted in July 2007 to Walter D. Hosp, our Chief Financial Officer, under the terms of his employment agreement.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Summary of Options

Presented below is a summary of our stock option activity for the year ended December 31, 2009 (shares in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value

Outstanding at January 1, 2009	4,066	$12.26
Granted	359	38.03
Exercised	(1,358)	7.41
Forfeitures	(30)	21.12
Expired	(1)	25.45

Outstanding at December 31, 2009	3,036	17.39	4.88	$96,565

Vested or expected to vest at December 31, 2009	2,929	16.99	0.68	$94,325

Exercisable at December 31, 2009	1,535	$9.73	4.18	$60,590

The fair value of each option grant was estimated using the Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the stock. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the interest rate of a 5-year U.S. Treasury note in effect on the date of the grant.

As of December 31, 2009, there was approximately $10.7 million of total unrecognized compensation cost related to stock options outstanding at December 31, 2009. That cost is expected to be recognized over a weighted-average period of 1.48 years. No compensation cost related to stock options was capitalized for the year ended December 31, 2009.

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007 was $37.2 million, $14.9 million, and $26.3 million, respectively.

Total compensation cost for shared-based payments arrangements charged against income was $6.4 million, $3.5 million, and $2.2 million for the years ended December 31, 2009, 2008, and 2007, respectively. The total income tax benefit recognized in the income statement for shared-based arrangements was $2.6 million for the year ended December 31, 2009 and $1.4 million and $1.0 million for the years ended December 31, 2008, and 2007, respectively.

The weighted-average grant-date fair value per share of the stock options granted during the years ended December 31, 2009, 2008 and 2007 was $14.62, $8.47 and $8.76, respectively. We estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2009	2008	2007

Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.32%	2.96%	4.36%
Expected volatility	45.8%	40.08%	38.1%
Expected life	4.0 years	4.0 years	4.1 years

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information for stock options outstanding at December 31, 2009 (in thousands, except per share data):

					Weighted
Range of	Number Outstanding	Weighted Average	Weighted		Average
Exercise	as of December 31,	Remaining	Average	Number	Exercise
Prices	2009	Contractual Life	Exercise Price	Exercisable	Price

$ 1.07 — 2.92	368	2.04	$1.88	368	$1.88
3.05 — 6.42	324	3.55	3.96	324	3.96
6.95 — 9.44	366	5.72	7.94	312	7.68
10.98 — 14.04	388	6.57	12.17	164	11.17
14.66 — 22.29	147	7.25	18.69	62	17.11
23.99 — 23.99	571	5.75	23.99	125	23.99
24.79 — 24.79	5	5.69	24.79	1	24.79
25.45 — 25.45	479	2.75	25.45	168	25.45
25.70 — 34.51	39	5.35	28.95	4	28.46
37.82 — 48.69	349	6.76	38.13	7	37.82

$ 1.07 — 48.69	3,036	4.88	$17.39	1,535	$9.73

(e)	Restricted Stock Units

In October 2009, certain employees received restricted stock units under the 2006 Plan. The fair value of restricted stock units is estimated based on the closing sale price of our common stock on the NASDAQ Global Select Market on the date of issuance. The total number of restricted stock units expected to vest is adjusted by estimated forfeiture rates. As of December 31, 2009, there was approximately $0.9 million of unamortized compensation cost related to restricted stock units which is expected to be recognized over the remaining weighted-average vesting period of 2.5 years. For the year ended December 31, 2009, share-based compensation expense related to restricted stock units was $0.1 million. The total intrinsic value of restricted stock units outstanding at December 31, 2009 was $0.3 million based on our closing stock price on that date.

A summary of the status of our restricted stock units as of December 31, 2009 and of changes in restricted stock units outstanding under the 2006 Plan for the year ended December 31, 2009 is as follows (in thousands, except for weighted average grant date fair value per unit):

Weighted Average
	Number of	Grant Date Fair
	Units	Value per Unit

Restricted stock units outstanding at December 31, 2008	—	—
Restricted stock units granted	25,272	$37.85
Restricted stock units cancelled	—	—
Restricted stock units converted into common stock	—	—

Restricted stock units outstanding at December 31, 2009	25,272	$37.85

(f)	Restricted Stock Awards

Our executive officers have received grants of restricted stock awards under the 2006 Plan. The vesting of restricted stock awards is subject to the executive officers’ continued employment with us. Recipients of restricted stock awards are not required to provide us with any consideration other than rendering service. Holders of restricted stock are permitted to vote and to receive dividends.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The stock-based compensation expense for restricted stock awards is determined based on the closing market price of our common stock on the grant date of the awards applied to the total number of awards that are anticipated to fully vest. At December 31, 2009, there was unrecognized stock-based compensation of $3.3 million related to restricted stock awards, which is expected to be recognized over the weighted-average period of 4.1 years for these restricted stock awards.

A summary of the status of our restricted stock awards as of December 31, 2009 and of changes in restricted stock awards outstanding under the 2006 Plan for the year ended December 31, 2009 is as follows (in thousands, except for weighted average grant date fair value per unit):

		Weighted Average
		Grant Date Fair
	Shares	Value per Share

Unvested shares under restricted stock awards at December 31, 2008	—	—
Restricted stock awards granted	127,918	$31.27
Restricted stock awards vested	—	—
Restricted stock awards forfeited	—	—

Unvested shares under restricted stock awards at December 31, 2009	127,918	$31.27

12.	Transactions with Officers, Related Parties, and Others

(a)	Public Consulting Group, Inc.

One of our directors is the President, Chief Executive Officer, controlling stockholder and a member of the Board of Directors of PCG. Since the acquisition of BSPA in 2006, we have entered into subcontractor agreements with PCG, pursuant to which we provide cost containment services. For the years ended December 31, 2009, 2008 and 2007, amounts we recognized as revenue under subcontractor agreements with PCG were $2.8 million, $2.3 million and $1.4 million, respectively. For the years ended December 31, 2009, 2008 and 2007, accounts receivable outstanding related to these subcontractor agreements with PCG were $2.9 million, $1.1 million and $0.7 million, respectively.

In addition, as part of the acquisition of BSPA in 2006, we subleased office space from PCG. For the years ended December 31, 2009, 2008 and 2007, amounts we recognized as expense under such sublease arrangement with PCG were approximately $110,000, $110,000 and $129,000, respectively. In connection with the BSPA acquisition, we entered into an Intercompany Services Agreement (ISA) with PCG to allow each party to perform services for the other, such as information technology support and contractual transition services. Services performed under the ISA are billed at pre-determined rates specified in the ISA. For the year ended December 31, 2009, services rendered by PCG under the ISA were valued at approximately $122,000 and our services rendered to PCG were valued at approximately $184,000. For the year ended December 31, 2008, services rendered by PCG under the ISA were valued at approximately $33,000 and our services rendered to PCG were valued at approximately $58,000. For the year ended December 31, 2007, services rendered by PCG under the ISA were valued at approximately $74,000 and our services rendered to PCG were valued at approximately $131,000.

Since the BSPA acquisition, amounts collected by or paid on our behalf by PCG are reimbursed to PCG at cost. At December 31, 2009, 2008 and 2007, $170,000, $72,000 and $4,000, respectively was owed to PCG and was classified as a current liability.

(b)	Employment Agreements

Two of our executive officers have employment agreements with us that expire in February 2011. Under the terms of those agreements, we are obligated to provide salary and benefit continuation in the event either employee is terminated without “cause” or his employment ceases because of death or disability or within 45 days of a change of control. For one of these employees the maximum period of salary and benefit continuation is through February 2011, and for the other it is 24 months after his termination.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, under the terms of the employment of our two other executive officers, in the event that either officer is terminated without cause, they will be entitled to a continuation of salary and benefits for a period of six months.

13.	Commitments and Contingencies

Lease commitments

We lease office space, data processing equipment and software licenses under operating leases that expire at various dates through 2013. The lease agreements provide for rent escalations. Lease expense, exclusive of sublease income, for the years ended December 31, 2009, 2008 and 2007, was $10.7 million, $9.2 million and $8.2 million, respectively. Sublease income was $484,000, $40,000 and $161,000, for the years ended December 31, 2009, 2008, and 2007, respectively.

Minimum annual lease payments to be made and sublease payments to be received for each of the next five years ending December 31 and thereafter are as follows (in thousands):

Year	Payments	Sublease Receipts

2010	$13,603	$1,501
2011	12,812	1,353
2012	11,355	1,454
2013	7,548	564
2014	2,987	—
Thereafter	8,447	—

Total	$56,752	$4,872

14.	Segments and Geographical Information

(a)	Segment Information

Since the beginning of the first quarter of 2007, we have been managed and operated as one business with a single management team that reports to the Chief Executive Officer. We do not operate separate lines of business with respect to any of our product lines. Accordingly, we do not prepare discrete financial information with respect to separate product lines or by location and do not have separately reportable segments as defined by the guidance provided by FASB.

(b)	Geographic Information

We operate within the continental United States.

(c)	Major Clients

Our largest client in 2009 was the New York State Office of the Medicaid Inspector General. This client accounted for 7.8%, 7.9% and 8.9% of our total revenue in the years ended December 31, 2009, 2008 and 2007, respectively. The New York State Office of the Medicaid Inspector General became our client September 2006, as part of our acquisition of BSPA. We provide services to this customer pursuant to a contract awarded in October 2001, which was subsequently re-procured and extended through January 6, 2015. Our second largest client in 2009 was the New Jersey Department of Human Services. This client accounted for 6.2%, 6.6% and 7.1% of our total revenue in the years ended December 31, 2009, 2008 and 2007, respectively. We provide services to this client pursuant to a three year contract awarded in January 2008, which is renewable for two additional one year periods, through December 2012.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Concentration of Revenue

The list of our ten largest clients changes periodically. For the years ended December 31, 2009, 2008, and 2007, the concentration of revenue from our ten largest clients represented 39.5%, 43.5% and 42.5% of our revenue, respectively. Our three largest clients accounted for approximately 19%, 20% and 22% of our revenue for each of the years ended December 31, 2009, 2008 and 2007, respectively. The agreements with our ten current largest clients expire between 2010 and 2015. In many instances, we provide our services pursuant to agreements that may be renewed subject to a competitive re-procurement process. Many of our contracts, including those with our ten largest clients, may be terminated for convenience. We cannot assure you that our contracts, including those with our ten largest clients, will not be terminated for convenience or that any of these contracts will be renewed, and, if renewed, that the fee rates will be equal to those currently in effect.

15.	Quarterly Financial Data (unaudited)

The table below summarizes our unaudited quarterly operating results for the last two fiscal years (in thousands, except per share amounts).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended December 31, 2009(1)
Revenue	$49,941	$53,814	$59,164	$66,317
Operating income	9,860	11,440	14,361	16,205
Net income	5,705	6,638	8,379	9,325
Basic net income per share	0.22	0.26	0.32	0.35
Diluted net income per share	0.21	0.24	0.30	0.33
Year ended December 31, 2008
Revenue	$38,943	$44,183	$48,965	$52,404
Operating income	5,689	8,842	10,771	11,428
Net income	3,173	5,001	6,143	7,058
Basic net income per share	0.13	0.20	0.24	0.28
Diluted net income per share	0.12	0.19	0.23	0.26

(1)	The summation of the above quarterly results may not agree to the full year 2009 reported results as amounts have been rounded for presentation purposes.

HMS HOLDINGS CORP. AND SUBSIDIARIES

Schedule II — Valuation and Qualifying Accounts
For the years ended December 31, 2009, 2008 and 2007

Allowance for doubtful accounts (In thousands):

Balance, December 31, 2006	$512
Provision	169
Recoveries	—
Charge-offs	(19)

Balance, December 31, 2007	$662
Provision	—
Recoveries	2
Charge-offs	—

Balance, December 31, 2008	$664
Provision	—
Recoveries	—
Charge-offs	(50)

Balance, December 31, 2009	$614

HMS Holdings Corp. and Subsidiaries

Exhibit Index

Where an exhibit is filed by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified after the description of the exhibit.

Exhibit
Number		Description

2.1		Agreement and Plan of Merger, dated as of December 16, 2002, among Health Management Systems, Inc., HMS Holdings Corp. and HMS Acquisition Corp. Incorporated by reference to Exhibit A to HMS Holdings Corp.’s Prospectus and Proxy Statement, File No. 333-100521, filed with the SEC on January 24, 2003.
3.1		Restated Certificate of Incorporation of HMS Holdings Corp. Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to HMS Holdings Corp.’s Registration Statement on Form S-4, File No. 333-100521, filed with the SEC on December 10, 2002.
3.2		Certificate of Amendment to the Certificate of Incorporation of HMS Holdings Corp. Incorporated by reference to Exhibit 3.1(a) to HMS Holdings Corp.’s Registration Statement on Form S-8, File No. 333-108436, filed with the SEC on September 2, 2003.
3.3		By-laws of HMS Holdings Corp. Incorporated by reference to Exhibit 3.2 to HMS Holdings Corp.’s Registration Statement on Form S-4, File No. 333-100521, filed with the SEC on October 11, 2002.
*4	.1	Specimen Common Stock Certificate.
4.2		See Exhibits 3.1, 3.2 and 3.3 for provisions defining the rights of holders of common stock of HMS Holdings Corp.
10	.1†	HMS Holdings Corp. 1999 Long-Term Incentive Stock Plan, as amended. Incorporated by reference to Exhibit 4 to HMS Holdings Corp.’s Registration Statement on Form S-8, File No. 333-108436, filed with the SEC on September 2, 2003.
10	.2†	Form of Incentive Stock Option Agreement under the 1999 Long-Term Incentive Stock Plan. Incorporated by reference to Exhibit 10.1 to HMS Holdings Corp.’s Current Report on Form 8-K, filed with the SEC on December 14, 2004.
10	.3†	Form of Non-Qualified Stock Option Agreement under the 1999 Long Term Incentive Stock Plan. Incorporated by reference to Exhibit 10. to HMS Holdings Corp.’s Current Report on Form 8-K, filed with the SEC on December 14, 2004.
10	.4†	HMS Holdings Corp. Third Amended and Restated 2006 Stock Plan. Incorporated by reference to Annex 1 of HMS Holdings Corp.’s Definitive Proxy Statement filed with the SEC on April 30, 2009.
10	.5†	Form of Incentive Stock Option Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 4.6(i) to HMS Holdings Corp.’s Registration Statement on Form S-8, File No. 333-139025, filed with the SEC on November 30, 2006.
10	.6†	Form of Non-Qualified Stock Option Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 4.6(ii) to HMS Holdings Corp.’s Registration Statement on Form S-8, File No. 333-139025, filed with the SEC on November 30, 2006.
10	.7†	Form of Restricted Stock Agreement under the Third Amended and Restated Stock 2006 Stock Plan. Incorporated by reference to Exhibit 10.1 to HMS Holding Corp.’s Current Report on Form 8-K, filed with the SEC on April 29, 2009.
10	.8†	Form Non-Qualified Stock Option Agreement under the Third Amendment and Restated 2006 Stock Plan. Incorporated by reference Exhibit 10.1 to HMS Holding Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 6, 2009.
10	.9†	Form Restricted Stock Unit Agreement under the Third Amendment and Restated 2006 Stock Plan. Incorporated by reference Exhibit 10.2 to HMS Holding Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 6, 2009.
10	.10†	Amended and Restated Employment Agreement between HMS Holdings Corp. and Robert M. Holster dated as of March 1, 2009. Incorporated by reference to Exhibit 10.1 to HMS Holdings Corp.’s Current Report on Form 8-K, filed with the SEC on March 6, 2009.

Exhibit
Number		Description

10	.11†	Form of Stock Option Agreement dated as of March 30, 2001 by and between Health Management Systems, Inc. and Robert M. Holster. Incorporated by reference to Exhibit 10.2(ii) to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2001, filed with the SEC on June 14, 2001.
10	.12†	Amended and Restated Employment Agreement between William C. Lucia and HMS Holdings Corp. dated as of March 1, 2009. Incorporated by reference to Exhibit 10.2 to HMS Holdings Corp.’s Current Report on Form 8-K, filed with the SEC on March 6, 2009.
10.13		Lease, dated July 31, 2007, between Equastone High Point, LP and Health Management Systems, Inc. Incorporated by reference to Exhibit 10.8 to HMS Holdings Corp.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 14, 2008.
10.14		Form of First Amendment, dated as of July 29, 2009, between Highpoint Irving, LLC and HMS Business Services Inc. Incorporated by reference to Exhibit 10.1 to HMS Holdings Corp.’s Current Report on Form 8-K, filed with the SEC on August 4, 2009.
10.15		Leases, dated September 24, 1981, September 24, 1982, and January 6, 1986, as amended, between 401 Park Avenue South Associates and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.13 to Health Management Systems, Inc.’s Registration Statement on Form S-1, File No. 33-46446, dated June 9, 1992 and to Exhibit 10.5 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1994).
10.16		Fifth Amendment, dated May 30, 2000 to the lease for the entire eighth, ninth, and tenth floors and part of the eleventh and twelfth floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. Incorporated by reference to Exhibit 10.1 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, filed with the SEC on September 14, 2000.
10.17		Sixth Amendment, dated May 1, 2000 to the lease for the entire eighth, ninth, and tenth floors and part of the eleventh and twelfth floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. Incorporated by reference to Exhibit 10.2 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, filed with the SEC on September 14, 2000.
10.18		Seventh Amendment, dated April 1, 2001 to the lease for the entire eighth, ninth, and tenth floors and part of the eleventh floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. Tenant. Incorporated by reference to Exhibit 10.1(v) to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2001, filed with the SEC on June 14, 2001.
10.19		Third Amendment, dated May 30, 2000 to the lease for a portion of the eleventh floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. Incorporated by reference to Exhibit 10.3 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, filed with the SEC on September 14, 2000.
10.20		Fourth Amendment, dated May 1, 2000 to the lease for a portion of the eleventh floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (Incorporated by reference to Exhibit 10.4 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, filed with the SEC on September 14, 2000.
10.21		Fifth Amendment, dated May 1, 2003 to the lease for a portion of the eleventh floor between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. Incorporated by reference to Exhibit 10.1(vi) to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2001, filed with the SEC on June 14, 2001.
10.22		Fifth Amendment, dated May 30, 2000 to the lease for the fourth floor and the penthouse between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. Incorporated by reference to Exhibit 10.7 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, filed with the SEC on September 14, 2000.
10.23		Sixth Amendment, dated May 1, 2000 to the lease for the fourth floor and the penthouse between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. Incorporated by reference to Exhibit 10.8 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, filed with the SEC on September 14, 2000.

Exhibit
Number		Description

10.24		Seventh Amendment, dated March 1, 2001 to the lease for the fourth floor and the penthouse between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. Incorporated by reference to Exhibit 10.1(iv) to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2001, filed with the SEC on June 14, 2001.
10.25		Sublease Agreement, dated as of January 2003, between Health Management Systems, Inc. and Vitech Systems Group, Inc. Incorporated by reference to Exhibit 10.17 to HMS Holdings Corp.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003.
10.26		Data Services Agreement, dated June 4, 2007, between HMS Business Services, Inc. and Zavata, Inc. Incorporated by reference to Exhibit 10.12 to HMS Holdings Corp.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 14, 2008.
10.27		Data Services Agreement, dated July 31, 2007, between HMS Business Services, Inc. and Accordis Holding Corp. Incorporated by reference to Exhibit 10.13(i) to HMS Holdings Corp.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 14, 2008.
10.28		Amendment, dated October 16, 2008 to Data Services Agreement to provide Zavata certain processing, data storage and other services between HMS Business Services, Inc. and Apollo Health Street, Inc. Incorporated by reference to Exhibit 10.13(ii) to HMS Holdings Corp.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 14, 2008.
10.29		Accordis Holding Corp. Subordinated Promissory Note dated August 31, 2005. Incorporated by reference to Exhibit 99.4 to HMS Holdings Corp.’s Current Report on Form 8-K, filed with the SEC on September 7, 2005.
10.30		Non-Compete Agreement, dated as of August 31, 2005, among HMS Holdings Corp., Health Management Systems, Inc., HMS Business Services, Inc., Accordis Holding Corp., and Accordis Inc. Incorporated by reference to Exhibit 99.5 to HMS Holdings Corp.’s Current Report on Form 8-K, filed with the SEC on September 7, 2005.
10.31		Subcontracting Agreement, made the 31st day of August 2005, by and between Accordis Inc. and Reimbursement Services Group Inc. Incorporated by reference to Exhibit 99.8 to HMS Holdings Corp.’s Current Report on Form 8-K, filed with the SEC on September 7, 2005.
10.32		Software License Agreement, dated as of August 31, 2005 between Accordis, Inc. and Health Management Systems, Inc. Incorporated by reference to Exhibit 99.9 to HMS Holdings Corp.’s Current Report on Form 8-K, filed with the SEC on September 7, 2005.
10.33		Stock Purchase Agreement, dated August 31, 2005, between HMS Holdings Corp. and Accordis Holding Corp. Incorporated by reference to Exhibit 99.2 to HMS Holdings Corp.’s Current Report on Form 8-K/A, filed with the SEC on September 8, 2005.
10.34		Asset Purchase Agreement, dated as of June 22, 2006, by and among HMS Holdings Corp., Health Management Systems, Inc., and Public Consulting Group, Inc. Incorporated by reference to Exhibit 99.1 to HMS Holdings Corp.’s Current Report on Form 8-K, filed with the SEC on June 26, 2006.
10.35		Amendment No. 1 to Asset Purchase Agreement, dated as of September 13, 2006, by and among HMS Holdings Corp., Health Management Systems, Inc., and Public Consulting Group, Inc. Incorporated by reference to Exhibit 99.1 to HMS Holdings Corp.’s Current Report on Form 8-K, filed with the SEC on September 14, 2006.
10.36		Master Teaming Agreement, dated as of September 13, 2006, by and between Health Management Systems, Inc. and Public Consulting Group, Inc. Incorporated by reference to Exhibit 99.2 to HMS Holdings Corp.’s Current Report on Form 8-K, filed with the SEC on September 14, 2006.
10.37		Credit Agreement, dated as of September 13, 2006, among HMS Holdings Corp., the Guarantors named therein, the Lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities, Inc., as sole lead arranger and sole bookrunner, Bank of America, N.A., as syndication agent and Citizens Bank of Massachusetts, as documentation agent. Incorporated by reference to Exhibit 99.3 to HMS Holdings Corp.’s Current Report on Form 8-K, filed with the SEC on September 14, 2006.
*21	.1	List of Subsidiaries of HMS Holdings Corp.
*23	.1	Consent of Independent Registered Public Accounting Firm

Exhibit
Number		Description

*31	.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp. , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31	.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp. , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
‡32	.1	Section 1350 Certification of the Principal Executive Officer of HMS Holdings Corp. , as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
‡32	.2	Section 1350 Certification of the Principal Financial Officer of HMS Holdings Corp. , as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates a management contract or compensatory plan, contract or arrangement

*	Filed herewith

‡	Furnished herewith