Form 10-Q
period 2010-03-31
HMS HOLDINGS CORP
filed 2010-05-07
CIK 1196501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-50194
HMS HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

New York	11-3656261
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

401 Park Avenue South, New York, NY	10016
(Address of principal executive offices)	(Zip Code)
(Registrant’s Telephone Number, Including Area Code)
(212) 725-7965
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2010 there were approximately 27,151,521 million shares of the registrant’s common stock (par value $0.01 per share) outstanding.

HMS HOLDINGS CORP. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010
INDEX

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. Such statements give our expectations or forecasts of future events; they do not relate strictly to historical or current facts.
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
Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report, and in particular, the risks discussed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report, Part II of this 10-Q and those discussed in other documents we file with the Securities and Exchange Commission.
Any forward-looking statements made by us in this Report on Form 10-Q speak only as of the date on which they are made. Factors or events that could cause actual results to differ may emerge from time to time and it is not possible for us to predict all of them. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. You are advised, however, to consult any further disclosures we make on related subjects in our 10-K and 8-K reports to the Securities and Exchange Commission.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$75,398	$64,863
Accounts receivable, net of allowance of $602 and $614 at March 31, 2010 and December 31, 2009	62,359	64,750
Prepaid expenses	5,505	9,956
Other current assets, including net deferred tax assets of $778 and $804 at March 31, 2010 and December 31, 2009	874	872

Total current assets	144,136	140,441

Property and equipment, net	21,442	20,902
Goodwill, net	88,220	91,520
Deferred income taxes, net	229	—
Intangible assets, net	18,473	16,798
Other assets	905	983

Total assets	$273,405	$270,644

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$17,675	$26,474

Total current liabilities	17,675	26,474

Long-term liabilities:
Accrued deferred rent	3,555	3,675
Other liabilities	1,978	2,202

Total long-term liabilities	5,533	5,877

Total liabilities	23,208	32,351

Shareholders’ equity:
Preferred stock — $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common Stock — $0.01 par value; 45,000,000 shares authorized;
28,655,502 issued and 26,992,656 shares outstanding at March 31, 2010
28,533,406 shares issued and 26,870,560 shares outstanding at December 31, 2009	287	285
Capital in excess of par value	180,118	175,795
Retained earnings	79,189	71,610
Treasury stock, at cost; 1,662,846 shares at March 31, 2010 and December 31, 2009	(9,397)	(9,397)

Total shareholders’ equity	250,197	238,293

Total liabilities and shareholders’ equity	$273,405	$270,644

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	March 31,
	2010	2009

Revenue	$64,952	$49,941

Cost of services:
Compensation	24,530	17,531
Data processing	3,834	3,146
Occupancy	3,432	2,734
Direct project costs	7,574	6,325
Other operating costs	3,374	2,998
Amortization of acquisition related software and intangibles	1,503	1,216

Total cost of services	44,247	33,950

Selling, general and administrative expenses	7,989	6,131

Total operating expenses	52,236	40,081

Operating income	12,716	9,860

Interest expense	(23)	(287)
Interest income	17	97

Income before income taxes	12,710	9,670
Income taxes	5,131	3,965

Net income	$7,579	$5,705

Basic income per common share
Net income per share — basic	$0.28	$0.22

Diluted income per share
Net income per share — diluted	$0.27	$0.21

Weighted average shares:
Basic	26,919	25,614

Diluted	28,177	27,205

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2010
(in thousands, except share amounts)
(unaudited)

	Common stock		Capital in				Total
	# of Shares		Excess of Par	Retained	Treasury Stock		Shareholders’
	Issued	Par Value	Value	Earnings	# of Shares	Amount	Equity

Balance at December 31, 2009	28,533,406	$285	$175,795	$71,610	1,662,846	$(9,397)	$238,293

Comprehensive income:
Net income	—	—	—	7,579	—	—	7,579

Total comprehensive income							7,579

Share-based compensation cost	—	—	1,761	—	—	—	1,761
Exercise of stock options	122,096	2	1,178	—	—	—	1,180
Excess tax benefit from exercise of stock options	—	—	1,384	—	—	—	1,384

Balance at March 31, 2010	28,655,502	$287	$180,118	$79,189	1,662,846	$(9,397)	$250,197

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the three months ended
	March 31,
	2010	2009
Operating activities:
Net income	$7,579	$5,705
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	—	1
Depreciation and amortization	3,680	3,359
Share-based compensation expense	1,761	1,308
(Increase)/decrease in deferred tax asset	(529)	271
Changes in assets and liabilities:
Decrease/(increase) in accounts receivable	2,391	(1,392)
Decrease in prepaid expenses and other current assets	4,423	751
Decrease in other assets	78	1
Decrease in accounts payable, accrued expenses and other liabilities	(7,749)	(5,845)

Net cash provided by operating activities	11,634	4,159

Investing activities:
Purchases of property and equipment	(3,122)	(3,005)
Investment in capitalized software	(541)	(355)

Net cash used in investing activities	(3,663)	(3,360)

Financing activities:
Proceeds from exercise of stock options	1,180	1,586
Repayment of long-term debt	—	(1,575)
Excess tax benefit from exercised stock options	1,384	3,108

Net cash provided by financing activities	2,564	3,119

Net increase in cash and cash equivalents	10,535	3,918

Cash and cash equivalents at beginning of period	64,863	49,216

Cash and cash equivalents at end of period	$75,398	$53,134

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$572	$75

Cash paid for interest	$—	$232

Supplemental disclosure of noncash investing activities:
Accrued property and equipment purchases	$183	$534

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009
1. Basis of Presentation
The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three months ended March 31, 2010 and 2009 are not necessarily indicative of results to be expected for the full year. The financial statements included herein should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2009, which we refer to as our Annual Report.
We are managed and operated as one business, with a single management team that reports to the chief executive officer. We do not operate separate lines of business with respect to any of our product lines. Accordingly, we do not prepare discrete financial information with respect to separate product lines or location and do not have separately reportable segments.
We provide a variety of cost containment, coordination of benefits and program integrity services for government-sponsored health and human services programs. These services are designed to help our clients recover amounts due from liable third parties, reduce costs, ensure regulatory compliance, and increase operational efficiencies. In December 2009, with the acquisition of Verify Solutions, we moved into the employer-based market with valuable new services that ensure that dependents covered by employees are eligible to receive healthcare benefits.
These consolidated financial statements include our accounts and transactions and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.
The carrying amounts for our cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term nature.
We evaluated all subsequent events through the date and time our financial statements were issued. No subsequent events occurred during this reporting period that require recognition or disclosure in this filing.
In October 2009, the Financial Accounting Standards Board, FASB, issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force,” to provide amendments to the criteria in Subtopic 609-24 of the Accounting Standards Codification, which we refer to as ASU 2009-13, for separating consideration into multiple-deliverable revenue arrangements. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of each specific deliverable, which includes vendor-specific objective evidence, or VSOE, if available, third party evidence if VSOE is not available or estimated selling price if neither VSOE nor third party evidence is available. ASU 2009-13 also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact of ASU 2009-13 on our consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009
2. Acquisitions
IntegriGuard LLC
In September 2009, we acquired IntegriGuard LLC, or IntegriGuard, for $5.1 million in cash. This acquisition was accounted for under the purchase method of accounting and did not have a material effect on our revenue, earnings and earnings per share or liquidity for the three months ended March 31, 2010. IntegriGuard, which is based in Omaha, Nebraska, provides services for the prevention and detection of fraud, waste and abuse in the healthcare system, and operates as our wholly owned subsidiary. With this acquisition, we further expanded our portfolio of program integrity service offerings for government healthcare programs, particularly in the Medicare and Medicaid programs.
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

Identifiable intangible assets principally include client relationships and IntegriGuard’s trade name, and approximately $0.1 million has been amortized as of March 31, 2010.
As part of the IntegriGuard acquisition, we entered into a twelve month Intercompany Services Agreement (ISA) with the seller, Lumetra, to allow each party to perform contractual transition services. Services performed under the ISA are billed at pre-determined rates that are specified in the ISA. For the three months ended March 31, 2010, we incurred expenses of $0.1 million for services rendered by Lumetra under the ISA.
Verify Solutions, LLC
In December 2009, we acquired the assets of Verify Solutions, LLC, or Verify Solutions, an Alpharetta, Georgia-based company specializing in dependent eligibility audit services for employer-sponsored healthcare plans. With this acquisition, we moved into the employer-based market, providing services which include Dependent Eligibility Reviews for large and mid-market employers.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009
The purchase price for Verify Solutions was $8.1 million, with additional future payments contingent upon Verify Solutions’ achievement of financial performance milestones. The additional future payments of up to $5.5 million ($2.7 million and $2.8 million for the years ended December 31, 2010 and 2011, respectively) are being recorded to compensation expense in the year in which the milestones are achieved. For the three months ended March 31, 2010, $0.3 million of future contingent expense has been recorded.
The acquisition of Verify Solutions did not have a material effect on our revenue, earnings, earnings per share or liquidity for the three months ended March 31, 2010, and was accounted for under the purchase method of accounting.
Since the acquisition of Verify Solutions was completed on December 31, 2009, we have not finalized the purchase price allocation. Therefore, the aggregate purchase price allocation of this acquisition is subject to adjustment.
The preliminary allocation of the aggregate purchase price of the Verify Solutions acquisition is as follows (in thousands):

Goodwill	$4,101
Net assets acquired	446
Identifiable intangible assets	3,000
Capitalized software	601

Total purchase price	$8,148

Identifiable intangible assets principally include covenants not to compete and Verify Solutions’ trade name, and approximately $0.2 million has been amortized as of March 31, 2010.
Results subsequent to the dates of acquisitions were included in the unaudited consolidated financial statements included herein. Had the results of the acquisitions been included in the unaudited consolidated financial statements for the same periods in 2009, the effect would not have been material.
3. Income Taxes
We file income tax returns with the U.S. federal government and various state jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2006. We operate in a number of state and local jurisdictions, most of which have never audited our records. Accordingly, we are subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction.
During the periods ended March 31, 2010 and 2009, we recorded a tax benefit of $1.4 million and $3.1 million, respectively, related to the utilization of the income tax benefit from stock transactions by reducing income tax payable and crediting capital.
At March 31, 2010 and 2009, we had approximately $1.1 million and $0.5 million of net unrecognized tax benefits, respectively, for which there is uncertainty about the allocation and apportionment impacting state taxable income. If recognized, this amount would impact our effective tax rate. We have recognized interest accrued related to unrecognized tax benefits in interest expense and penalties in tax expense. The accrued liabilities related to uncertain tax positions were $0.5 million and $0.2 at March 31, 2010 and 2009, respectively.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009
4. Debt
We have a credit agreement with several banks and other financial institutions with JPMorgan Chase Bank, N.A. (JPMCB), as administrative agent, which we refer to as the Credit Agreement. The Credit Agreement, which expires in September 2011, provided for a term loan of $40 million, which we refer to as the Term Loan, and revolving credit loans of up to $25 million, which we refer to as the Revolving Loan. During the year ended December 31, 2009, we repaid in full the $17.3 million of debt outstanding under the Term Loan; however, we continue to have an irrevocable standby Letter of Credit for $4.6 million against the Revolving Loan, which we refer to as the Letter of Credit, as required by a contractual arrangement with a client.
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
Commitments under the Credit Agreement will be reduced and borrowings are required to be repaid with the net proceeds of, among other things, sales or issuances of equity (excluding equity issued under employee benefit plans and equity issued to sellers as consideration in acquisitions), sales of assets and any incurrence of indebtedness by us, subject, in each case, to limited exceptions. Our obligations under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which encompasses customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to such matters as ERISA, uninsured judgments and the failure to pay certain indebtedness and a change of control default.
In addition, the Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on indebtedness, liens, fundamental changes, dispositions of property, investments, dividends and other restricted payments. The financial covenants include a consolidated fixed charge coverage ratio, as defined, of not less than 1.75 to 1.0 and a consolidated leverage ratio, as defined, not to exceed 3.0 to 1.0, through March 31, 2010. We are currently in full compliance with these covenants.
There have been no borrowings under the Revolving Loan; however, as a result of the Letter of Credit, the amount available under the Revolving Loan as of March 31, 2010 is $20.4 million.
On March 30, 2010, we entered into an amendment to the Credit Agreement, which we refer to as the First Amendment, to increase the total amount we could spend on acquisitions in any one year from $10.0 million to $30.0 million. In connection with entering into the First Amendment, the lenders agreed to waive any default that may have occurred and be continuing as a result of the Verify Solutions acquisition, which closed on December 31, 2009, as a result of which we exceeded the aggregate acquisition amount in 2009. This default did not have a material impact on our 2009 financial statements since we had no outstanding debt and only a Letter of Credit outstanding.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009
5. Earnings Per Share
Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Our common share equivalents consist of stock options and restricted stock awards and units.
The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three months ended
	March 31,
	2010	2009
Weighted average shares outstanding — basic	26,919	25,614
Dilutive effect of stock options	1,228	1,587
Dilutive effect of restricted stock	30	4

Weighted average shares outstanding — diluted	28,177	27,205

For the three months ended March 31, 2010 and 2009, 321,100 and 41,028 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been antidilutive.
6. Stock-Based Compensation
Presented below is a summary of our stock option activity for the three months ended March 31, 2010 (shares in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
Outstanding at
December 31, 2009	3,036	$17.39
Granted	—	—
Exercised	(122)	9.66
Forfeitures	—	—
Expired	—	—

Outstanding at March 31, 2010	2,914	17.71	4.69	$98,540

Vested or expected to vest at March 31, 2010	2,825	17.36	0.59	$96,524

Exercisable at March 31, 2010	1,424	$9.90	4.01	$59,276

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

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009
As of March 31, 2010, there was approximately $9.1 million of total unrecognized compensation expense related to stock options outstanding. That expense is expected to be recognized over a weighted-average period of 1.2 years. No compensation expense related to stock options was capitalized for the three months ended March 31, 2010.
The total intrinsic value of options exercised during the periods ended March 31, 2010 and 2009 was $4.4 million and $7.7 million, respectively.
Total compensation expense for share-based payment arrangements charged against income was $1.8 million and $1.3 million for the three months ended March 31, 2010 and 2009, respectively. These expenses were categorized as selling, general and administration costs for each of those periods. The total income tax benefit recognized in the income statement for share-based arrangements was $1.0 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively.
We estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions:

	Three months ended March 31,
	2010	2009
Expected dividend yield	0%	0%
Risk-free interest rate	2.32%	2.48%
Expected volatility	45.8%	38.0%
Expected life	4.0 years	5.0 years
No stock options were granted during the three-month period ended March 31, 2010.
Restricted Stock Units
In October 2009, certain employees received restricted stock units under the Third Amended and Restated 2006 Stock Plan, which we refer to as our 2006 Plan. The fair value of restricted stock units is estimated based on the closing sale price of our common stock on the NASDAQ Global Select Market on the date of issuance. The total number of restricted stock units expected to vest is adjusted by estimated forfeiture rates. As of March 31, 2010, there was approximately $0.8 million of unamortized compensation expense related to restricted stock units which is expected to be recognized over the remaining weighted-average vesting period of 2.3 years. For the three months ended March 31, 2010, share-based compensation expense related to restricted stock units was $0.1 million. The total intrinsic value of restricted stock units outstanding at March 31, 2010 was $0.3 million based on our closing sale price on that date.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009
A summary of the status of our restricted stock units as of March 31, 2010 and of changes in restricted stock units outstanding under the 2006 Plan for the three months ended March 31, 2010 is as follows (in thousands, except for weighted average grant date fair value per unit):

	Number	Weighted Average
	of	Grant Date Fair
	Units	Value per Unit
Restricted stock units outstanding at December 31, 2009	25,272	$37.85
Restricted stock units granted	—	—
Restricted stock units cancelled	—	—
Restricted stock units converted into common stock	—	—

Restricted stock units outstanding at March 31, 2010	25,272	$37.85

Restricted Stock Awards
In February 2009, our executive officers were granted restricted stock awards under the 2006 Plan. The vesting of restricted stock awards is subject to the executive officers’ continued employment with us. Recipients of restricted stock awards are not required to provide us with any consideration other than rendering service. Holders of restricted stock awards are permitted to vote and to receive dividends on shares of restricted stock.
The stock-based compensation expense for restricted stock awards is determined based on the closing market price of our common stock on the grant date of the awards applied to the total number of awards that are anticipated to fully vest. At March 31, 2010, there was unrecognized stock-based compensation expense of $3.1 million related to restricted stock awards, which is expected to be recognized over the weighted-average period of 4.0 years for these restricted stock awards.
A summary of the status of our restricted stock awards as of March 31, 2010 and of changes in restricted stock awards outstanding under the 2006 Plan for the three months ended March 31, 2010 is as follows (in thousands, except for weighted average grant date fair value per unit):

		Weighted Average
		Grant Date Fair
	Shares	Value per Share
Unvested shares under restricted stock awards at December 31, 2009	127,918	$31.27
Restricted stock awards granted	—	—
Restricted stock awards vested	—	—
Restricted stock awards forfeited	—	—

Unvested shares under restricted stock awards at March 31, 2010	127,918	$31.27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies
Revenue Recognition. A majority of our contracts are contingency fee based. We recognize revenue on contingency fee based contracts when third party payors remit payment to our clients and, consequently, the contingency is deemed to have been satisfied. For certain contracts, this may result in revenue being recognized in irregular increments. We recognize revenue on our general service agreements as work is performed and amounts are earned. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured. Our contracts with the federal government generally are cost-plus or time and material based. Revenue on cost-plus contracts is recognized based on costs incurred plus an estimate of the negotiated fee earned. Revenue on time and materials contracts is recognized based on hours worked and expenses incurred.

Where contracts have multiple deliverables, we evaluate these deliverables at the inception of each contract and as each item is delivered. As part of this evaluation, we consider whether (i) a delivered item has value to a client on a stand-alone basis; (ii) there is objective and reliable evidence of the fair market value of the undelivered items; and (iii) whether the delivery of the undelivered items is considered probable and substantially within our control, if a general right of return exists. Where deliverables, or groups of deliverables, have all three of these characteristics, we treat each deliverable item as a separate unit of accounting and apply the relevant revenue recognition guidance to each deliverable. Arrangements, including implementation and transaction related revenue, are accounted for as a single unit of accounting. Since implementation services do not carry a standalone value, the revenue relating to these services is recognized over the term of the client contract to which it relates.
Expense Classifications: Cost of services in the statement of income is presented in the seven categories set forth below. Each category of cost excludes costs relating to selling, general and administrative functions which are presented separately as a component of total operating expenses. All revenue and expenses are reported under one operating segment. A description of the primary costs included in each category is provided below:
•	Compensation: Salary, fringe benefit, bonus and stock based compensation costs.

•	Data processing: Hardware, software and data communication costs.

•	Occupancy: Rent, utilities, depreciation, office equipment, repair and maintenance costs.

•	Direct project costs: Variable costs incurred from third party providers that are directly associated with specific revenue generating projects.

•	Other operating costs: Professional fees, temporary staffing, travel and entertainment, insurance, and local and property tax costs.

•	Amortization of intangibles: Amortization cost of acquisition-related software and intangible assets.

•	Selling, general and administrative: Costs related to general management, marketing and administrative activities.
Since the date of the Annual Report for the year ended December 31, 2009, there have been no material changes to our critical accounting policies.
Overview
We provide a variety of cost containment, coordination of benefits and program integrity services for government-sponsored health and human services programs. These services are designed to help our clients recover amounts due from liable third parties, reduce costs, ensure regulatory compliance and increase operational efficiencies.
Our clients are state Medicaid agencies, government-sponsored managed care plans, Pharmacy Benefit Managers, child support agencies, Veterans Health Administration, Medicare and Medicaid Services, commercial plans, employer-sponsored health care plans and other healthcare payors. We help these payors contain healthcare costs by identifying third party insurance coverage and recovering expenditures that were the responsibility of the third party, or that were paid in error. In December 2009, with the acquisition of Verify Solutions, we moved into the employer-based market with valuable new services that ensure that dependents covered by employees are eligible to receive healthcare benefits.

At March 31, 2010, we had cash and cash equivalents of $75.4 million, and net working capital of $126.5 million. We have a credit agreement with several banks and other financial institutions with JPMorgan Chase Bank, N.A. (JPMCB), as administrative agent, which we refer to as the Credit Agreement. The Credit Agreement provided for a term loan of $40 million, which we refer to as the Term Loan, and revolving credit loans of up to $25 million, which we refer to as the Revolving Loan. During the year ended December 31, 2009, we repaid in full the $17.3 million of debt outstanding under the Term Loan; however, we continue to have an irrevocable standby Letter of Credit for $4.6 million against the Revolving Loan, which we refer to as the Letter of Credit, as required by a contractual arrangement with a client. Although we expect that operating cash flows will continue to be a primary source of liquidity for our operating needs, we also have the remaining balance of the Revolving Loan available for future cash flow needs, if necessary.
Our revenue, most of which is derived from contingency fees, has increased at an average compounded rate of approximately 35.4% per year for the last five years. Our growth has been attributable to our expansion of existing product offerings and acquisitions, as well as an overall increase in Medicaid costs, which has historically averaged approximately 8% annually. In addition, state governments have increased their use of vendors for the coordination of benefits and other cost containment functions, and we have been able to increase our revenue through these initiatives. Leveraging our work on behalf of state Medicaid fee-for-service programs, we have penetrated the Medicaid managed care market, into which more Medicaid lives are being shifted. As of March 31, 2010, we served 40 state Medicaid programs and 116 Medicaid health plans under 49 contracts.
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
In addition to the information provided below, you should refer to the items disclosed as our Critical Accounting Policies in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report.

SUMMARY OF OPERATING RESULTS
Three Months Ended March 31, 2010 and 2009
The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Income expressed as a percentage of revenue:

	Three months ended
	March 31,
	2010	2009
Revenue	100.0%	100.0%

Cost of service
Compensation	37.8%	35.1%
Data processing	5.9%	6.3%
Occupancy	5.2%	5.5%
Direct project costs	11.7%	12.7%
Other operating costs	5.2%	6.0%
Amortization of intangibles	2.3%	2.4%

Total cost of services	68.1%	68.0%
Selling, general, and administrative expenses	12.3%	12.3%

Total operating expenses	80.4%	80.3%

Operating income	19.6%	19.7%
Interest expense	(0.0%)	(0.6%)
Net interest income	0.0%	0.2%

Income before income taxes	19.6%	19.3%
Income taxes	(7.9%)	(7.9%)

Net income	11.7%	11.4%

Revenue for the three months ended March 31, 2010 was $64.9 million, an increase of $15.0 million or 30.1% compared to revenue of $49.9 million in the same quarter for the prior year. The revenue increase reflects the organic growth in existing client accounts, the addition of new clients, including those gained through the acquisition of other companies, changes in the yields and scope of client projects, and differences in the timing of when client projects were completed in the current year compared to the comparable quarter in the prior year.
Compensation expense as a percentage of revenue was 37.8% for the three months ended March 31, 2010 compared to 35.1% for the three months ended March 31, 2009. Compensation expense for the current quarter was $24.5 million, a $7.0 million or 39.9% increase over the same quarter for the prior year expense of $17.5 million. During the quarter ended March 31, 2010, we averaged 1,278 employees, a 46.1% increase over our average of 875 employees during the quarter ended March 31, 2009. The increase in compensation expense reflects $5.7 million in additional salary expense related to headcount additions and annual salary increases, $0.9 million for fringe benefits, and $0.4 million related to variable compensation.
Data processing expense as a percentage of revenue was 5.9% for the three months ended March 31, 2010 compared to 6.3% for the three months ended March 31, 2009. Data processing expense for the current quarter was $3.8 million, an increase of $0.7 million or 21.9% over the same quarter for the prior year expense of $3.1 million. The increase reflects $0.5 million in software expense associated with mainframe and network upgrades, $0.1 million for data communication costs related to a number of line and capacity upgrades, and $0.1 million in hardware maintenance and related costs.
Occupancy expense as a percentage of revenue was 5.2% for the three months ended March 31, 2010 compared to 5.5% for the three months ended March 31, 2009. Occupancy expense for the current quarter was $3.4 million, an increase of $0.7 million or 25.5% over the same quarter for the prior year expense of $2.7 million. Occupancy expense increased as a result of our IntegriGuard and Verify Solutions acquisitions, and was partially offset by savings associated with migrating operations to our Irving, Texas location, which enabled us to vacate and sublease one of the floors in our New York City corporate headquarters.

Direct project expense as a percentage of revenue was 11.7% for the three months ended March 31, 2010 compared to 12.7% for the three months ended March 31, 2009. Direct project expense for the current quarter was $7.5 million, a $1.2 million or 19.7% increase compared to same quarter for the prior year expense of $6.3 million. This increase reflects additional expenses of $0.5 million for professional fees, $0.3 million for lockbox, postage and delivery charges, $0.2 million for subcontractor expense, and $0.2 million for other costs related to the growth of the business. Direct project expenses increased at a rate lower than revenue growth due to our efforts to reduce subcontractor utilization by bringing work in-house, savings related to efficiencies and economies of scale, and the content of revenue earned during the quarter.
Other operating costs as a percentage of revenue were 5.2% for the three months ended March 31, 2010 compared to 6.0% for the three months ended March 31, 2009. Other operating costs for the current quarter were $3.4 million, an increase of $0.4 million or 12.5% compared to the same quarter for the prior year expense of $3.0 million. This increase reflects additional expenses of $0.2 million for office related expenses such as supplies, postage and delivery, $0.1 million for travel expenses, and $0.1 million for professional fees, primarily temporary help.
Amortization of acquisition-related software and intangibles as a percentage of revenue was 2.3% for the three months ended March 31, 2010 compared to 2.4% for the three months ended March 31, 2009. Amortization of acquisition-related software and intangibles for the current quarter was $1.5 million, a $0.3 million or 23.6% increase compared to the same quarter for the prior year expense of $1.2 million. The increase was due to amortization of intangibles resulting from the IntegriGuard and Verify Solutions acquisitions in September 2009 and December 2009, respectively.
Selling, general, and administrative expense as a percentage of revenue was 12.3% for the three months ended March 31, 2010 compared to 12.3% for the three months ended March 31, 2009. Selling, general, and administrative expense for the current quarter was $8.0 million, a $1.9 million or 30.3% increase compared to the same quarter for the prior year expense of $6.1 million. Compensation expense increased by $1.5 million due to a $0.6 million increase in salary expense, a $0.5 million increase in stock compensation expense, a $0.2 million increase in payroll taxes, and a $0.2 million increase in variable compensation. During the quarter ended March 31, 2010, we averaged 88 employees, a 27.5% increase over our average of 69 employees during the quarter ended March 31, 2009. Other operating expenses increased by $0.5 million as a result of a $0.3 million increase in professional fees, a $0.1 million increase in office related expenses such as supplies, postage and delivery, and $0.1 million increase in employee related expense such as recruiting and training. Occupancy expense decreased by $0.1 million, primarily due to our vacating and subleasing of one floor of office space at our corporate headquarters.
Operating income for the three months ended March 31, 2010 was $12.7 million, an increase of $2.8 million or 29.0%, compared to $9.9 million for the three months ended March 31, 2009. This increase was primarily the result of increased revenue, which was partially offset by incremental operating costs incurred during the quarter ended March 31, 2010.
Interest expense was $23,000 for the three months ended March 31, 2010 compared to $287,000 for the same quarter for the prior year. In the current period, interest expense represents commitment fees for our Credit Agreement and issuance fees for our Letter of Credit, as our loan was repaid in October 2009. In the prior period, interest expense was attributable to borrowings under the Term Loan, amortization of deferred financing costs, commitment fees for our Credit Agreement and issuance fees for our Letter of Credit. Interest income was $17,000 for the three months ended March 31, 2010 compared to interest income of $97,000 for the three months ended March 31, 2009, principally due to lower interest rates.

Income tax expense of $5.1 million was recorded in the quarter ended March 31, 2010 compared to $4.0 million for the three months ended March 31, 2009, an increase of $1.1 million. Our effective tax rate decreased to 40.4% for the quarter ended March 31, 2010 from 41.0% for the quarter ended March 31, 2009 primarily due to a change in state apportionments. The principal difference between the statutory rate and our effective rate is state taxes.
Net income of $7.6 million in the current quarter represents an increase of $1.9 million, or 32.8%, compared to net income of $5.7 million in the same quarter of the prior year.
Off-Balance Sheet Arrangements
Other than our Letter of Credit, we do not have any off-balance sheet arrangements. See Footnote 4 of the Notes to Unaudited Consolidated Financial Statements.
Liquidity and Capital Resources
Our principal source of funds has been operations and we believe that we have sufficient cash and cash equivalents to support our operating needs through at least the next 12 months. At March 31, 2010, our cash and cash equivalents and net working capital were $75.4 million and $126.5 million, respectively. Although we expect that operating cash flows will continue to be a primary source of liquidity for our operating needs, we also have $20.4 million available under our Revolving Loan for future cash flow needs. There are currently no loans outstanding under the Revolving Loan; however, we have a $4.6 million Letter of Credit that reduces the availability under the Revolving Loan.
Net cash provided by operating activities for the three months ended March 31, 2010 was $11.6 million compared to $4.2 million for the same period in 2009. The increase in cash provided by operating activities resulted from a $1.9 million increase in net income, combined with decreases in accounts receivable and prepaid assets, and increases in share-based compensation, depreciation and amortization. These sources of cash were partially offset by decreases in accounts payable, accrued expenses and other liabilities.
Net cash used in investing activities for the three months ended March 31, 2010 was $3.7 million compared to $3.4 million for the same period in 2009. Cash used in investing activities for the three months ended March 31, 2010 included investments in property, equipment and purchased software of $3.1 million compared to $3.0 million in the prior period. Investment in capitalized software for the three months ended March 31, 2010 was $0.6 million compared to $0.4 million for the same period in 2009.
Net cash provided by financing activities for the three months ended March 31, 2010 was $2.6 million compared to $3.1 million for the same period in 2009. Proceeds from stock option exercises in 2010 and 2009 were $1.2 million and $1.6 million, respectively. The excess tax benefits from stock option exercises for the three months ended March 31, 2010 and 2009 were $1.4 million and $3.1 million, respectively. Repayment of debt for the three months ended March 31, 2009 was $1.6 million. We had no debt outstanding at March 31, 2010.
The net increase in cash and cash equivalents for the three months ended March 31, 2010 was $10.5 million compared to $3.9 million for the same period in 2009.

The number of days sales outstanding for the three months ended March 31, 2010 increased to 86 days compared to 84 days at March 31, 2009 due to delays in payment from several customers.
Operating cash flows could be adversely affected by a decrease in demand for our services. The majority of our client relationships have been in place for several years, and as a result, we do not expect any decrease in the demand for our services in the near term.
Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board, FASB, issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force,” to provide amendments to the criteria in Subtopic 609-24 of the Accounting Standards Codification, which we refer to as ASU 2009-13, for separating consideration into multiple-deliverable revenue arrangements. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of each specific deliverable, which includes vendor-specific objective evidence, or VSOE, if available, third party evidence if VSOE is not available or estimated selling price if neither VSOE nor third party evidence is available. ASU 2009-13 also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact of ASU 2009-13 on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
None.

Item 4.	Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms, and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.
As required by Rule 13a-15(b) under the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
There have been no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors
Risks that could have a negative impact on our business, results of operations and financial condition include without limitation (i) the development by competitors of new or superior services or products or the entry into the market of new competitors; (ii) all the risks inherent in the development, introduction, and implementation of new products and services; (iii) the loss of a major customer, customer dissatisfaction or early termination of customer contracts triggering significant costs or liabilities; (iv) variations in our results of operations; (v) negative results of government reviews, audits or investigations to verify our compliance with contracts and applicable laws and regulations; (vi) changing conditions in the healthcare industry which could simplify the reimbursement process and reduce the need for and price of our services; (vii) government regulatory, political and budgetary pressures that could affect the procurement practices and operations of healthcare organizations, reducing the demand for our services; and (viii) our failure to comply with laws and regulations governing health data or to protect such data from theft and misuse. A more detailed description of each of these and other risk factors can be found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed with the SEC on February 26, 2010. There have been no material changes to the risk factors described in our most recent Annual Report on Form 10-K.

Item 5.	Exhibits
The Exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index immediately following the Signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2010	HMS HOLDINGS CORP.
	By:	/s/ William C. Lucia
William C. Lucia
President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

	By:	/s/ Walter D. Hosp
Walter D. Hosp
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1
Amendment No. 1 and Waiver Agreement dated March 30, 2010 to the Credit Agreement, dated as of September 13, 2006, among HMS Holdings Corp., the Guarantors named therein, the Lenders named therein, JP Morgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities, Inc., as sole lead arranger and sole bookrunner, Bank of America, N.A., as syndication agent and Citizens Bank of Massachusetts, as documentation agent.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

‡32.1	Section 1350 Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

‡32.2	Section 1350 Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

‡	Furnished herewith