Form 10-Q
period 2010-06-30
HMS HOLDINGS CORP
filed 2010-08-06
CIK 1196501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 2, 2010 there were approximately 27,234,934 shares of the registrant’s common stock (par value $0.01 per share) outstanding.

HMS HOLDINGS CORP. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010
INDEX

Page

PART I — Financial Information	4

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets June 30, 2010 and December 31, 2009 (unaudited)	4

Consolidated Statements of Income Three and six months ended June 30, 2010 and 2009 (unaudited)	5

Consolidated Statement of Shareholders’ Equity and Comprehensive Income Six months ended June 30, 2010 (unaudited)	6

Consolidated Statements of Cash Flows Six months ended June 30, 2010 and 2009 (unaudited)	7

Notes to Unaudited Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	26

Item 4. Controls and Procedures	26

PART II — Other Information	27

Item 1A. Risk Factors	27

Item 5. Exhibits	27

Signatures	28

Exhibit Index	29

Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	June 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$66,735	$64,863
Accounts receivable, net of allowance of $602 and $614 at June 30, 2010 and December 31, 2009	64,015	64,750
Prepaid expenses including prepaid income taxes of $4,859 at June 30,2010 and $4,234 at December 31, 2009	10,990	9,956
Other current assets	126	68
Deferred tax asset	87	804

Total current assets	141,953	140,441

Goodwill, net	108,155	91,520
Property and equipment, net	33,806	20,902
Intangible assets, net	22,302	16,798
Other assets	312	983

Total assets	$306,528	$270,644

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$21,616	$26,474
Contingent payment due to AMG-SIU	4,169	—

Total current liabilities	25,785	26,474

Long-term liabilities:
Contingent payment due to AMG-SIU	8,808	—
Accrued deferred rent	1,669	3,675
Other liabilities	1,797	1,876
Deferred tax liability	1,372	326

Total long-term liabilities	13,646	5,877

Total liabilities	39,431	32,351

Shareholders’ equity:
Preferred stock — $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common Stock — $0.01 par value; 45,000,000 shares authorized;
28,885,280 shares issued and 27,222,434 shares outstanding at June 30, 2010;
28,533,406 shares issued and 26,870,560 shares outstanding at December 31, 2009	289	285
Capital in excess of par value	187,904	175,795
Retained earnings	88,301	71,610
Treasury stock, at cost; 1,662,846 shares at June 30, 2010 and December 31, 2009	(9,397)	(9,397)

Total shareholders’ equity	267,097	238,293

Total liabilities and shareholders’ equity	$306,528	$270,644

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$70,726	$53,814	$135,678	$103,755

Cost of services:
Compensation	26,180	17,815	50,710	35,346
Data processing	4,315	3,491	8,149	6,637
Occupancy	2,890	2,495	6,322	5,229
Direct project costs	8,204	7,399	15,778	13,724
Other operating costs	4,047	3,215	7,421	6,213
Amortization of acquisition related software and intangibles	1,398	1,216	2,901	2,432

Total cost of services	47,034	35,631	91,281	69,581

Selling, general and administrative expenses	8,507	6,743	16,496	12,874

Total operating expenses	55,541	42,374	107,777	82,455

Operating income	15,185	11,440	27,901	21,300

Interest expense	(23)	(278)	(46)	(565)
Interest income	24	56	41	153

Income before income taxes	15,186	11,218	27,896	20,888
Income taxes	6,074	4,580	11,205	8,545

Net income	$9,112	$6,638	$16,691	$12,343

Basic income per common share
Net income per share — basic	$0.34	$0.26	$0.62	$0.48

Diluted income per share
Net income per share — diluted	$0.32	$0.24	$0.59	$0.45

Weighted average shares:
Basic	27,107	26,009	27,013	25,813

Diluted	28,363	27,472	28,271	27,345

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2010
(in thousands, except share amounts)
(unaudited)

	Common stock		Capital in				Total
	# of Shares		Excess of Par	Retained	Treasury Stock		Shareholders’
	Issued	Par Value	Value	Earnings	# of Shares	Amount	Equity

Balance at December 31, 2009	28,533,406	$285	$175,795	$71,610	1,662,846	$(9,397)	$238,293

Comprehensive income:
Net income	—	—	—	16,691	—	—	16,691

Total comprehensive income							16,691

Share-based compensation cost	—	—	3,428	—	—	—	3,428
Exercise of stock options	351,874	4	3,709	—	—	—	3,713
Excess tax benefit from exercise of stock options	—	—	4,972	—	—	—	4,972

Balance at June 30, 2010	28,885,280	$289	$187,904	$88,301	1,662,846	$(9,397)	$267,097

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the six months ended
	June 30,
	2010	2009
Operating activities:
Net income	$16,691	$12,343
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	21	3
Depreciation and amortization	7,307	6,764
Share-based compensation expense	3,428	2.920
(Increase)/decrease in deferred tax asset	(782)	391
Changes in assets and liabilities:
Decrease/(increase) in accounts receivable	831	(9,972)
Increase in prepaid expenses and other current assets	(816)	(3,414)
Decrease in other assets	682	1
Decrease in accounts payable, accrued expenses and other liabilities	(5,058)	(3,886)

Net cash provided by operating activities	22,304	5,150

Investing activities:
Purchases of property and equipment	(5,430)	(4,290)
Purchase of building and land	(9,886)	—
Acquisition of AMG-SIU, net of cash	(12,795)	—
Investment in capitalized software	(1,006)	(787)

Net cash used in investing activities	(29,117)	(5,077)

Financing activities:
Proceeds from exercise of stock options	3,713	4,487
Repayment of long-term debt	—	(3,150)
Excess tax benefit from exercised stock options	4,972	6,260

Net cash provided by financing activities	8,685	7,597

Net increase in cash and cash equivalents	1,872	7,670

Cash and cash equivalents at beginning of period	64,863	49,216

Cash and cash equivalents at end of period	$66,735	$56,886

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,667	$6,196

Cash paid for interest	$23	$458

Supplemental disclosure of noncash investing activities:
Accrued property and equipment purchases	$502	$1,151

AMG-SIU accrued acquisition related contingent consideration	$12,977	$—

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2010 and 2009
1. Basis of Presentation
The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the six months ended June 30, 2010 and 2009 are not necessarily indicative of results to be expected for the full year. The financial statements included herein should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2009, which we refer to as our Annual Report.
We are managed and operated as one business, with a single management team that reports to the chief executive officer. We do not operate separate lines of business with respect to any of our product lines. Accordingly, we do not prepare discrete financial information with respect to separate product lines or location and do not have separately reportable segments.
We provide a variety of cost containment, coordination of benefits and program integrity services for government-sponsored health and human services programs. These services are designed to help our clients recover amounts due from liable third parties, reduce costs, ensure regulatory compliance, and increase operational efficiencies. In December 2009, with the acquisition of Verify Solutions, we moved into the employer-based market with valuable new services that ensure that dependents covered by employees are eligible to receive healthcare benefits. In June 2010, we acquired Allied Management Group — Special Investigation Unit, or AMG-SIU, which provides fraud, waste, and abuse prevention and detection solutions for healthcare payors.
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
In January 2010, the Financial Accounting Standards Board, FASB, issued guidance that amends ASC Topic 820, Fair Value Measurements and Disclosures, that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. This guidance also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. Except for the detailed Level 3 roll forward disclosures, the guidance is effective for reporting periods beginning after December 15, 2009 and did not have an impact on our consolidated interim financial statement.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2010 and 2009
In October 2009, the FASB issued guidance which amends Topic 605, Revenue Recognition, for separating consideration in multiple-deliverable revenue arrangements. The guidance establishes a selling price hierarchy for determining the selling price of each specific deliverable, which includes vendor-specific objective evidence, or VSOE, if available, third party evidence if VSOE is not available or estimated selling price if neither VSOE nor third party evidence is available. The guidance also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements and is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact of the guidance on our consolidated financial statements.
2. Acquisitions
IntegriGuard LLC
In September 2009, we acquired IntegriGuard LLC, or IntegriGuard, for $5.1 million in cash. This acquisition was accounted for under the acquisition method of accounting. IntegriGuard, which is based in Omaha, Nebraska, provides services for the prevention and detection of fraud, waste and abuse in the healthcare system, and operates as our wholly owned subsidiary. With this acquisition, we further expanded our portfolio of program integrity service offerings for government healthcare programs, particularly in the Medicare and Medicaid programs.
The allocation of the purchase price for IntegriGuard was based upon the fair value estimate of its assets and liabilities. The acquisition of IntegriGuard was based on management’s consideration of past and expected future performance as well as the potential strategic fit with our long-term goals. The expected long-term growth, market position and expected synergies to be generated by IntegriGuard were the primary factors that gave rise to an acquisition price that resulted in the recognition of identifiable intangible assets.
The allocation of the aggregate purchase price of the IntegriGuard acquisition is as follows (in thousands):

Goodwill	$1,777
Net assets acquired	1,712
Identifiable intangible assets	1,405
Capitalized software	240

Total purchase price	$5,134

Identifiable intangible assets principally include client relationships and IntegriGuard’s trade name. For the three and six months ended June 30, 2010, amortization expense related to intangible assets amounted to $0.1 million and $0.2 million, respectively.
As part of the IntegriGuard acquisition, we entered into a twelve month Intercompany Services Agreement (ISA) with the seller, Lumetra, to allow each party to perform contractual transition services. Services performed under the ISA are billed at pre-determined rates that are specified in the ISA. For the three and six months ended June 30, 2010, we incurred expenses of $0.1 million and $0.2 million for services rendered by Lumetra under the ISA.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2010 and 2009
Verify Solutions, LLC
In December 2009, we acquired the assets of Verify Solutions, LLC, or Verify Solutions, an Alpharetta, Georgia-based company specializing in dependent eligibility audit services for employer-sponsored healthcare plans. With this acquisition, we moved into the employer-based market, providing services which include Dependent Eligibility Reviews for large and mid-market employers. The acquisition of Verify Solutions was accounted for under the acquisition method of accounting.
The purchase price for Verify Solutions was $8.1 million, with additional future payments contingent upon Verify Solutions’ achievement of financial performance milestones. The additional future payments of up to $5.5 million ($2.7 million and $2.8 million for the years ended December 31, 2010 and 2011, respectively) are being recorded as compensation expense in the year in which the milestones are achieved. For the three and six months ended June 30, 2010, $0.3 million and $0.6 million has been recorded as compensation expense related to the performance related contingent arrangement discussed above.
The allocation of the purchase price for Verify Solutions was based upon the fair value estimate of its assets and liabilities. The acquisition of Verify Solutions was based on management’s consideration of past and expected future performance as well as the potential strategic fit with our long-term goals. The expected long-term growth, market position and expected synergies to be generated by Verify Solutions were the primary factors that gave rise to an acquisition price that resulted in the recognition of identifiable intangible assets.
The allocation of the aggregate purchase price of the Verify Solutions acquisition is as follows (in thousands):

Goodwill	$4,101
Net assets acquired	446
Identifiable intangible assets	3,000
Capitalized software	601

Total purchase price	$8,148

Identifiable intangible assets principally include not to compete covenants and Verify Solutions’ trade name. For the three and six months ended June 30, 2010, amortization expense related to intangible assets amounted to $0.1 million and $0.3 million, respectively.
Allied Management Group — Special Investigation Unit
On June 30, 2010, we purchased all of the issued and outstanding common stock of AMG-SIU, a Santa Ana, California-based company specializing in fraud, waste, and abuse prevention and detection solutions for healthcare payors, which further strengthens our ability to service this segment of the market.
The purchase price for AMG-SIU was valued at $26.0 million which included a $13.0 million payment (the “Upfront Payment”), which is subject to a post-closing adjustment related to AMG-SIU’s working capital, and additional estimated future payments (each a “Contingent Payment” and collectively, the “Contingent Payments”) recognized in the aggregate as of the acquisition date at $13.0 million, which are contingent upon AMG-SIU’s financial performance for each of the twelve month periods ending June 30, 2011 and June 30, 2012. Financial performance will be measured by their reported adjusted EBITDA results for the periods referenced. Payments are not subject to any cap. Any Contingent Payments owed for the periods ended June 30, 2011 and 2012, shall be payable by September 30, 2011 and 2012. The undiscounted contingent payment is estimated to be $14.5 million; however due to the acquisition being closed on June 30, 2010 a range of estimated payments cannot be determined at this time.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2010 and 2009
The acquisition of AMG-SIU will be accounted for under the acquisition method of accounting.
As a result of the acquisition occuring late in the current quarter, we have not completed a valuation of assets and liabilities acquired, including the fair value of the contingent payments discussed above, accordingly we have not completed the purchase price allocation, therefore, the aggregate purchase price allocation of this acquisition presented below is subject to adjustments.
The preliminary allocation of the aggregate purchase price of the AMG-SIU acquisition is as follows (in thousands):

Goodwill	$19,934
Net assets acquired	750
Intangible software	3,000
Intangible assets, other	5,000
Deferred tax liability	(2,707)

Total purchase price	$25,977

Operating results subsequent to the dates of the acquisitions of IntegriGuard, Verify Solutions and AMG-SIU were included in the unaudited consolidated financial statements included herein. Had the results of the acquisitions been included in the unaudited consolidated financial statements for the same periods in 2009, the effect would not have been material.
3. Property and Equipment
Property and equipment at June 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Equipment	$32,377	$29,005
Building	8,639	—
Land	1,113	—
Leasehold improvements	5,511	7,514
Furniture and fixtures	8,304	7,858
Capitalized software	13,222	8,916

	69,166	53,293
Less accumulated depreciation and amortization	(35,360)	(32,391)

Property and equipment, net	$33,806	$20,902

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2010 and 2009
On June 30, 2010, we acquired the office building in Irving, Texas that we occupied under an operating lease for $9.9 million in cash. Concurrent with this acquisition, our operating lease with the seller was terminated. The Company allocated $1.1 million of the purchase price to land, $8.6 million to the building, and $0.2 million to prepaid expenses
For the three and six months ended June 30, 2010, depreciation and amortization expense related to property and equipment charges to operations amounted to $2.5 million and $4.8 million, respectively.
4. Income Taxes
We file income tax returns with the U.S. federal government and various state jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2006. The company also has been notified by the Internal Revenue Service that the 2008 federal tax return will be examined. We operate in a number of state and local jurisdictions, most of which have never audited our records. Accordingly, we are subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction.
During the six months ended June 30, 2010 and 2009, we recorded a tax benefit of $5.0 million and $6.3 million, respectively, related to the utilization of the income tax benefit from stock transactions by reducing income tax payable and crediting capital.
At June 30, 2010 and 2009, we had approximately $1.2 million and $0.5 million of net unrecognized tax benefits, respectively, for which there is uncertainty about the allocation and apportionment impacting state taxable income. We have recognized interest accrued related to unrecognized tax benefits in interest expense and penalties in tax expense. The accrued liabilities related to uncertain tax positions were $0.5 million and $0.2 million at June 30, 2010 and 2009, respectively.
5. Debt
We have a credit agreement with several banks and other financial institutions, with JPMorgan Chase Bank, N.A. (JPMCB) as administrative agent, which we refer to as the Credit Agreement. The Credit Agreement, which expires in September 2011, provided for a term loan of $40 million, which we refer to as the Term Loan, and revolving credit loans of up to $25 million, which we refer to as the Revolving Loan. During the year ended December 31, 2009, we repaid in full the $17.3 million of debt outstanding under the Term Loan. During 2010, there have been no borrowings under the Revolving Loan: however, as a result of the Letter of Credit for $4.6 million the amount available under the Revolving Loan as of June 30, 2010 is $20.4 million.
We secured the Term and Revolving Loans with the grant of a security interest, covering our assets and subsidiaries, in favor of the lenders. Interest on borrowings under the Credit Agreement is calculated, at our option, at either (i) LIBOR, including statutory reserves, plus a variable margin based on our leverage ratio, or (ii) the higher of (a) the prime lended rate of JPMCB, and (b) the Federal Funds Effective Rate plus 0.50%, in each case plus a variable margin based on our leverage ratio. In connection with the Revolving Loan, we agreed to pay a commitment fee on the unused portion of the Revolving Loan, payable quarterly in arrears, at a variable rate based on our leverage ratio.
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

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2010 and 2009
In addition, the Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on indebtedness, liens, fundamental changes, dispositions of property, investments, dividends and other restricted payments. The financial covenants include a consolidated fixed charge coverage ratio, as defined, of not less than 1.75 to 1.0 and a consolidated leverage ratio, as defined, not to exceed 3.0 to 1.0, through June 30, 2010. We are currently in full compliance with these covenants.
There have been no borrowings under the Revolving Loan; however, as a result of the Letter of Credit of $4.6 million, the amount available under the Revolving Loan as of June 30, 2010 is $20.4 million.
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
The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted average shares outstanding — basic	27,107	26,009	27,014	25,813
Dilutive effect of stock options	1,218	1,456	1,223	1,529
Dilutive effect of restricted stock	38	7	34	3

Weighted average shares outstanding — diluted	28,363	27,472	28,271	27,345

For the three months ended June 30, 2010 and 2009, 12,165 and 13,626 of stock options and restricted stock, respectively, were not included in the diluted earnings per share calculation because the effect would have been antidilutive.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2010 and 2009
For the six months ended June 30, 2010 and 2009, 192,358 and 15,823 of stock options and restricted stock, respectively, were not included in the diluted earnings per share calculation because the effect would have been antidilutive.
7. Stock-Based Compensation
Presented below is a summary of our stock option activity for the six months ended June 30, 2010 (shares in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
Outstanding at

December 31, 2009	3,036	$17.39
Granted	2	55.09
Exercised	(351)	10.55
Forfeitures	(11)	27.22

Expired	—	—

Outstanding at June 30, 2010	2,676	18.28	4.5	$97,143

Vested or expected to vest at June 30, 2010	2,604	17.96	.51	$95,376

Exercisable at June 30, 2010	1,361	$10.14	4.05	$60,505

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
As of June 30, 2010, there was approximately $5.0 million of total unrecognized compensation expense related to stock options outstanding. That expense is expected to be recognized over a weighted-average period of 1.1 years. No compensation expense related to stock options was capitalized for the six months ended June 30, 2010 and 2009, respectively.
The total intrinsic value of options exercised during the three months ended June 30, 2010 and 2009 was $9.7 million and $9.0 million, respectively. The total intrinsic value of options exercised during the six month period ended June 30, 2010 and 2009 was $14.1 million and $16.7 million, respectively.
Total compensation expense charged against income relating to stock options was $1.4 million and $1.4 million for the three months ended June 30, 2010 and 2009, respectively. These expenses were categorized as selling, general and administration costs for each of those periods. The total income tax benefit recognized in the income statement for share-based arrangements was $0.6 million and $0.6 million for the three months ended June 30, 2010 and 2009, respectively.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2010 and 2009
Total compensation expense related to stock options charged against income was $2.9 million and $2.5 million for the six months ended June 30, 2010 and 2009, respectively. These expenses were categorized as selling, general and administration costs for each of those periods. The total income tax benefit recognized in the income statement for share-based arrangements was $1.0 million and $1.0 million for the six months ended June 30, 2010 and 2009, respectively.
We estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions:

	Six months ended June 30,
	2010	2009
Expected dividend yield	0%	0%
Risk-free interest rate	2.47%	2.34%
Expected volatility	43.8%	44.9%
Expected life	4.0 years	4.0 years
Restricted Stock Units
In October 2009, certain employees received restricted stock units under the Third Amended and Restated 2006 Stock Plan, which we refer to as our 2006 Plan. The fair value of restricted stock units is estimated based on the closing sale price of our common stock on the NASDAQ Global Select Market on the date of issuance. The total number of restricted stock units expected to vest is adjusted by estimated forfeiture rates. As of June 30, 2010, there was approximately $0.7 million of unamortized compensation expense related to restricted stock units which is expected to be recognized over the remaining weighted-average vesting period of 2.5 years. For the three and six months ended June 30, 2010, share-based compensation expense related to restricted stock units was $73,000 and $147,000, respectively. The total intrinsic value of restricted stock units outstanding at June 30, 2010 was $0.4 million based on our closing sale price on that date.
A summary of the status of our restricted stock units as of June 30, 2010 and of changes in restricted stock units outstanding under the 2006 Plan for the six months ended June 30, 2010 is as follows:

	Number	Weighted Average
	of	Grant Date Fair
	Units	Value per Unit
Restricted stock units outstanding at December 31, 2009	25,272	$37.85
Restricted stock units granted	907	55.09
Restricted stock units forfeited	(282)	37.82
Restricted stock units converted into common stock	—	—

Restricted stock units outstanding at June 30, 2010	25,897	$38.42

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2010 and 2009
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
The stock-based compensation expense for restricted stock awards is determined based on the closing market price of our common stock on the grant date of the awards applied to the total number of awards that are anticipated to fully vest. At June 30, 2010, there was unrecognized stock-based compensation expense of $2.9 million related to restricted stock awards, which is expected to be recognized over the weighted-average period of 3.6 years for these restricted stock awards. For the three and six months ended June 30, 2010 and June 30, 2009, share-based compensation expense related to restricted stock awards was $0.2 million and $0.4 million, respectively. The total intrinsic value of restricted stock awards outstanding at June 30, 2010 was $2.9 million based on our closing sale price on that date.
A summary of the status of our restricted stock awards as of June 30, 2010 and of changes in restricted stock awards outstanding under the 2006 Plan for the six months ended June 30, 2010 is as follows:

		Weighted Average
		Grant Date Fair
	Shares	Value per Share
Unvested shares under restricted stock awards at December 31, 2009	127,918	$31.27
Restricted stock awards granted	—	—
Restricted stock awards vested	—	—
Restricted stock awards forfeited	—	—

Unvested shares under restricted stock awards at June 30, 2010	127,918	$31.27

8. Commitments and Contingencies
Lease commitments
We lease office space, data processing equipment and software licenses under operating leases that expire at various dates through 2017.
Minimum annual lease payments to be made each of the next five years ending December 31 and thereafter are as follows (in thousands):

Year	Payments
2010	$12,476
2011	11,290
2012	8,570
2013	4,208
2014	1,377
Thereafter	1,155

Total	$39,076

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
Our principal source of funds has been operations and we believe that we have sufficient cash and cash equivalents to support our operating needs through at least the next twelve months. At June 30, 2010, we had cash and cash equivalents of $66.7 million, and net working capital of $116.2 million. We have a credit agreement with several banks and other financial institutions with JPMorgan Chase Bank, N.A. (JPMCB), as administrative agent, which we refer to as the Credit Agreement. The Credit Agreement provided for a term loan of $40 million, which we refer to as the Term Loan, and revolving credit loans of up to $25 million, which we refer to as the Revolving Loan. During the year ended December 31, 2009, we repaid in full the $17.3 million of debt outstanding under the Term Loan; however, we continue to have an irrevocable standby Letter of Credit for $4.6 million against the Revolving Loan, which we refer to as the Letter of Credit, as required by a contractual arrangement with a client. As a result of the letter of credit of $4.6 million, the amount available under the Revolving Loan as of June 30, 2010 is $20.4 million. Although we expect that operating cash flows will continue to be a primary source of liquidity for our operating needs, we also have the remaining balance of the Revolving Loan available for future cash flow needs, if necessary.
Our revenue, most of which is derived from contingency fees, has increased at an average compounded rate of approximately 35.4% per year for the last five years. Our growth has been attributable to our expansion of existing product offerings and acquisitions, as well as an overall increase in Medicaid costs, which has historically averaged approximately 8% annually. In addition, state governments have increased their use of vendors for the coordination of benefits and other cost containment functions, and we have been able to increase our revenue through these initiatives. Leveraging our work on behalf of state Medicaid fee-for-service programs, we have penetrated the Medicaid managed care market, into which more Medicaid lives are being shifted. As of June 30, 2010, we served 40 state Medicaid programs and 119 Medicaid health plans under 52 contracts.
To date, we have grown our business through the internal development of new services and through acquisitions of businesses whose core services strengthen our overall mission to help our clients control healthcare costs. Most recently, we announced the acquisition of Allied Management Group (AMG-SIU), a leading provider of fraud, waste, and abuse prevention and detection solutions for healthcare payors, further strengthening our ability to service this segment of the market. In addition, we leverage our expertise to acquire new clients at the state, federal and employer levels and to expand our current contracts to provide new services to current clients. We are continuously evaluating opportunities that will enable us to expand the breadth of the services we provide and will consider acquisition opportunities that enable us to continue to grow our business to address the increasing needs of the healthcare industry in the post-healthcare reform era.

In March 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law. According to CMS, under the PPACA, approximately an additional 18 million lives will be added to Medicaid, which will more than double Medicaid enrollment. In addition, the PPACA includes a number of provisions for combating fraud and abuse throughout the healthcare system, allows for significant increases in funding for program integrity initiatives and provides for the creation of insurance exchanges. The PPACA largely preserves and builds upon the employer-sponsored health coverage model. However, under the PPACA, employers are faced with new compliance guidelines, coverage requirements and mandates that will challenge their systems and processes and will likely raise their healthcare costs. We plan to build on our existing partnerships with states, the federal government, and health plans to provide services that address the program integrity, fraud and abuse initiatives created by the PPACA and to assist these clients in meeting the requirements of the PPACA. In addition, we believe that we are well-positioned to work with employers to address the new requirements of the PPACA and plan to work with our clients to develop collaborations that support the overarching goal of controlling healthcare costs.
In addition to the information provided below, you should refer to the items disclosed as our Critical Accounting Policies in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report.
SUMMARY OF OPERATING RESULTS

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
The following table sets forth, for the periods indicated, certain items in our consolidated statements of income expressed as a percentage of revenue:

	Three months ended		Three months ended
	June 30, 2010		June 30, 2009
Revenue	$70,726	100%	$53,814	100%
Cost of service
Compensation	26,180	37.0%	17,815	33.1%
Data processing	4,315	6.1%	3,491	6.5%
Occupancy	2,890	4.1%	2,495	4.6%
Direct project costs	8,204	11.6%	7,399	13.7%
Other operating costs	4,047	5.7%	3,215	6.0%
Amortization of intangibles	1,398	2.0%	1,216	2.3%

Total cost of services	47,034	66.5%	35,631	66.2%
Selling, general, and administrative expenses	8,507	12.0%	6,743	12.5%

Total operating expenses	55,541	78.5%	42,374	78.7%
Operating income	15,185	21.5%	11,440	21.3%
Interest expense	(23)	0%	(278)	(0.6%)
Net interest income	24	0%	56	0.1%

Income before income taxes	15,186	21.5%	11,218	20.8%
Income taxes	6,074	8.6%	4,580	8.5%

Net income	$9,112	12.9%	$6,638	12.3%

Revenue for the three months ended June 30, 2010 was $70.7 million, an increase of $16.9 million or 31.4% compared to revenue of $53.8 million in the same quarter for the prior year. Organic growth in existing client accounts provided $8.4 million of the increase in revenue, together with changes in the yield and scopes of these projects, and differences in the timing of when client projects were completed in the current year compared to the prior year. Revenue generated by our 2009 acquisitions, IntegriGuard and Verify Solutions, was $6.4 million. Revenue generated by approximately 25 new clients for whom there was no revenue in the same quarter of the prior year was $5.9 million. These increases were partially offset by a decrease of $3.8 million as a result of expired contracts.
Compensation expense as a percentage of revenue was 37.0% for the three months ended June 30, 2010 compared to 33.1% for the three months ended June 30, 2009 and for the current quarter was $26.2 million, an $8.4 million or 47.0% increase over the same quarter for the prior year expense of $17.8 million. During the quarter ended June 30, 2010, we averaged 1,325 employees, a 45.6% increase over our average of 910 employees during the quarter ended June 30, 2009. The increase in compensation resulted from a $6.0 million increase due to headcount additions and annual salary increases, a $1.6 million increase for fringe benefits and a $0.8 million increase for variable compensation.
Data processing expense as a percentage of revenue was 6.1% for the three months ended June 30, 2010 compared to 6.5% for the three months ended June 30, 2009 and for the current quarter was $4.3 million, an increase of $0.8 million or 23.6% over the same quarter for the prior year expense of $3.5 million. The increase resulted from a $0.6 million increase in software expense associated with mainframe and network upgrades, and a $0.2 million increase in data communications and data costs related to the growth of our business, including the number of employees and office locations.
Occupancy expense as a percentage of revenue was 4.1% for the three months ended June 30, 2010 compared to 4.6% for the three months ended June 30, 2009 and for the current quarter was $2.9 million, a $0.4 million or 15.8% increase compared to the same quarter for the prior year expense of $2.5 million. This increase reflected a $0.2 million increase in depreciation of furniture and fixtures, leasehold improvements, office and telephone equipment, a $0.1 million increase in utilities and telephone expense, and a $0.1 million increase in equipment rental, maintenance and expense primarily relating to photocopy and mail machines. Rent increases were $0.6 million.
Direct project expense as a percentage of revenue was 11.6% for the three months ended June 30, 2010 compared to 13.7% for the three months ended June 30, 2009 and for the current quarter was $8.2 million, a $0.8 million or 10.9% increase compared to same quarter for the prior year expense of $7.4 million. This increase resulted from a $0.5 million increase in professional fees, primarily temporary help, a $0.3 million increase in delivery, postage and lockbox expenses, and $0.3 million increase in other direct expenses, including travel. A decrease of $0.3 million related to subcontractor expenses partially offset these increases.
Other operating costs as a percentage of revenue were 5.7% for the three months ended June 30, 2010 compared to 6.0% for the three months ended June 30, 2009 and for the current quarter were $4.0 million, an increase of $0.8 million or 25.9% compared to the same quarter for the prior year expense of $3.2 million. This increase resulted primarily from a $0.4 million increase in professional services, consisting primarily of temporary help and consulting services, $0.2 million for supplies, delivery and other office-related expenses, $0.1 million of additional travel expenses related to business expansion, and $0.1 million of additional training, seminars, and strategic planning expense.
Amortization of acquisition-related software and intangibles as a percentage of revenue was 2.0% for the three months ended June 30, 2010 compared to 2.3% for the three months ended June 30, 2009 and for the current quarter was $1.4 million, a $0.2 million or 15.0% increase compared to the same quarter for the prior year expense of $1.2 million. The $0.2 million increase compared to last year resulted from our acquisitions of IntegriGuard and Verify Solutions in September and December 2009, respectively

Selling, general, and administrative expense as a percentage of revenue was 12.0% for the three months ended June 30, 2010 compared to 12.5% for the three months ended June 30, 2009 and for the current quarter was $8.5 million, a $1.8 million or 26.2% increase compared to the same quarter for the prior year expense of $6.7 million. During the quarter ended June 30, 2010, we averaged 93 corporate employees, a 25.7% increase over our average of 74 employees during the quarter ended June 30, 2009. Compensation increased by $0.8 million due to a $0.5 million increase related to headcount additions and annual salary increases, a $0.2 million increase for variable compensation, and a $0.1 million increase in fringe benefits. Other operating expenses increased by $1.0 million related to transaction fees for the AMG-SIU acquisition of $0.4 million, increases of $0.3 million for accounting fees, $0.1 million for travel expenses, $0.1 million in costs related to SEC filings, board and shareholder meetings, and $0.1 million in the aggregate for insurance and supplies.
Operating income for the three months ended June 30, 2010 was $15.2 million, an increase of $3.7 million or 32.7%, compared to $11.4 million for the three months ended June 30, 2009, primarily due to increased revenue partially offset by incremental operating cost incurred during the quarter ended June 30, 2010.
Interest expense was $23,000 for the three months ended June 30, 2010 compared to $278,000 for the same quarter for the prior year. In the current period, interest expense represents commitment fees for our Credit Agreement and issuance fees for our Letter of Credit, as our loan was repaid in October 2009. In the prior period, interest expense was attributable to borrowings under the Term Loan, amortization of deferred financing costs, commitment fees for our Credit Agreement and issuance fees for our Letter of Credit. Interest income was $24,000 for the three months ended June 30, 2010 compared to interest income of $56,000 for the three months ended June 30, 2009, principally due to lower interest rates partially offset by higher cash balances.
Income tax expense of $6.1 million was recorded in the quarter ended June 30, 2010 compared to $4.6 million for the three months ended June 30, 2009, an increase of $1.5 million. Our effective tax rate decreased to 40.0% for the quarter ended June 30, 2010 from 40.8% for the quarter ended June 30, 2009 primarily due to a change in state apportionments. The principal difference between the statutory rate and our effective rate is state taxes.
Net income of $9.1 million in the current quarter represents an increase of $2.5 million, or 37.3%, compared to net income of $6.6 million in the same quarter for the prior year.

Six Months Ended June 30, 2010 and 2009
The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Income expressed as a percentage of revenue:

	Six months ended		Six months ended
	June 30, 2010		June 30, 2009
Revenue	$135,678	100.0%	$103,755	100%
Cost of service
Compensation	50,710	37.4%	35,346	34.1%
Data processing	8,149	6.0%	6,637	6.4%
Occupancy	6,322	4.7%	5,229	5.0%
Direct project costs	15,778	11.5%	13,724	13.3%
Other operating costs	7,421	5.5%	6,213	6.0%
Amortization of intangibles	2,901	2.1%	2,432	2.3%

Total cost of services	91,281	67.2%	69,581	67.1%
Selling, general, and administrative expenses	16,496	12.2%	12,874	12.4%

Total operating expenses	107,777	79.4%	82,455	79.5%
Operating income	27,901	20.6%	21,300	20.5%
Interest expense	(46)	0%	(565)	(0.5%)
Net interest income	41	0%	153	0.1%

Income before income taxes	27,896	20.6%	20,888	20.1%
Income taxes	11,205	8.3%	8,545	8.2%

Net income	$16,691	12.3%	12,343	11.9%

Revenue for the six months ended June 30, 2010 was $135.7 million, an increase of $31.9 million or 30.8% compared to revenue of $103.8 million in the same period for the prior year. Organic growth in existing client accounts provided $16.5 million of the increase in revenue, together with changes in the yield and scopes of those projects, and differences in the timing of when client projects were completed in the current year compared to the prior year. Revenue generated by our 2009 acquisitions, IntegriGuard and Verify Solutions, was $11.3 million. Revenue generated by approximately 25 new clients for whom there was no revenue in the same period of the prior year was $9.9 million. These increases were partially offset by a decrease of $5.8 million as a result of expired contracts.
Compensation expense as a percentage of revenue was 37.4% for the six months ended June 30, 2010 compared to 34.1% for the six months ended June 30, 2009. Compensation expense for the current period was $50.7 million, a $15.4 million or 43.5% increase over the same period for the prior year expense of $35.3 million. During the six months ended June 30, 2010, we averaged 1,302 employees, a 46.0% increase over our average of 892 employees during the six months ended June 30, 2009. The increase in compensation expense reflects $11.7 million in additional salary expense related to headcount additions and annual salary increases, $2.5 million for fringe benefits, and $1.2 million related to variable compensation.
Data processing expense as a percentage of revenue was 6.0% for the six months ended June 30, 2010 compared to 6.4% for the six months ended June 30, 2009. Data processing expense for the current period was $8.1 million, an increase of $1.5 million or 22.8% over the same period for the prior year expense of $6.6 million. The increase reflects $1.0 million in software expense associated with mainframe and network upgrades, $0.4 million for data communications and data costs related to a number of line and capacity upgrades, and $0.1 million in hardware maintenance and related costs.

Occupancy expense as a percentage of revenue was 4.7% for the six months ended June 30, 2010 compared to 5.0% for the six months ended June 30, 2009. Occupancy expense for the current period was $6.3 million, an increase of $1.1 million or 20.9% over the same period for the prior year expense of $5.2 million. This increase reflects a $0.3 million increase in depreciation of furniture and fixtures, leasehold improvements, office and telephone equipment, a $0.3 million increase in utilities and telephone expense, and a $0.2 million increase in equipment expense, rental and maintenance, primarily of photocopy and mail machines. Rent increases of $0.9 million were partially offset by a decrease of $0.6 million relating to the write off of accrued rent liabilities as a result of the Dallas, Texas building purchase.
Direct project expense as a percentage of revenue was 11.5% for the six months ended June 30, 2010 compared to 13.3% for the six months ended June 30, 2009. Direct project expense for the current period was $15.8 million, a $2.1 million or 15.0% increase compared to the same period for the prior year expense of $13.7 million. This increase resulted from a $1.0 million increase in professional fees, primarily temporary help, a $0.7 million increase in delivery, postage and lockbox expenses, and a $0.5 million increase in other direct expenses, including travel. A decrease of $0.1 million related to subcontractor expense partially offset these increases.
Other operating costs as a percentage of revenue were 5.5% for the six months ended June 30, 2010 compared to 6.0% for the six months ended June 30, 2009. Other operating costs for the current period were $7.4 million, an increase of $1.2 million or 19.4% compared to the same period for the prior year expense of $6.2 million. This increase resulted primarily from a $0.4 million increase in professional services, consisting primarily of temporary help and consulting services, $0.3 million for supplies, delivery and other office-related expenses, $0.3 million of additional travel expenses related to business expansion, and $0.1 million of additional training, seminars, and strategic planning expense.
Amortization of acquisition-related software and intangibles as a percentage of revenue was 2.1% for the six months ended June 30, 2010 compared to 2.3% for the six months ended June 30, 2009. Amortization of acquisition-related software and intangibles for the current period was $2.9 million, a $0.5 million or 19.3% increase compared to the same period for the prior year expense of $2.4 million. The $0.5 million increase compared to last year resulted from our acquisitions of IntegriGuard and Verify Solutions in September and December 2009, respectively.
Selling, general, and administrative expense as a percentage of revenue was 12.2% for the six months ended June 30, 2010 compared to 12.4% for the six months ended June 30, 2009. Selling, general, and administrative expense for the current period was $16.5 million, a $3.6 million or 28.1% increase compared to the same period for the prior year expense of $12.9 million. Compensation expense increased by $2.3 million due to a $1.0 million increase in salary expense, a $0.5 million increase in stock compensation expense, a $0.4 million increase in fringe benefits expenses, and a $0.4 million increase in variable compensation. During the period ended June 30, 2010, we averaged 90 corporate employees, a 25.0% increase over our average of 72 employees during the period ended June 30, 2009. Other operating expenses increased by $1.4 million, including $0.5 million related to accounting fees and $0.4 million related to transaction fee expenses primarily for the AMG-SIU acquisition. Other increases included $0.2 million in costs related to SEC filings, board and shareholder meetings, $0.2 million for insurance, supplies, delivery, subscriptions and dues, and $0.1 million for travel expenses. Occupancy expense decreased by $0.2 million, primarily due to our vacating and subleasing one floor of office space at our New York City office starting in May 2009.
Operating income for the six months ended June 30, 2010 was $27.9 million, an increase of $6.6 million or 31.0%, compared to $21.3 million for the six months ended June 30, 2009. This increase was primarily the result of increased revenue, which was partially offset by incremental operating costs incurred during the period ended June 30, 2010.

Interest expense was $46,000 for the six months ended June 30, 2010 compared to $565,000 for the six months ended June 30, 2009. In the current period, interest expense represents commitment fees for our Credit Agreement and issuance fees for our Letter of Credit, as our loan was repaid in October 2009. In the prior period, interest expense was attributable to borrowings under the Term Loan, amortization of deferred financing costs, commitment fees for our Credit Agreement and issuance fees for our Letter of Credit. Interest income was $41,000 for the six months ended June 30, 2010 compared to interest income of $153,000 for the six months ended June 30, 2009, principally due to lower interest rates, partially offset by higher cash balances.
Income tax expense of $11.2 million was recorded for the six months ended June 30, 2010 compared to $8.5 million for the six months ended June 30, 2009, an increase of $2.7 million. Our effective tax rate decreased to 40.2% for the six months ended June 30, 2010 from 40.9% for the period ended June 30, 2009 primarily due to a change in state apportionments. The principal difference between the statutory rate and our effective rate is state taxes.
Net income of $16.7 million for the six months ended June 30, 2010 represents an increase of $4.3 million, or 35.2%, compared to net income of $12.3 million for the six months ended June 30, 2009.
Off-Balance Sheet Arrangements
Other than our Letter of Credit, we do not have any off-balance sheet arrangements. See Footnote 5 of the Notes to Unaudited Consolidated Financial Statements.
Liquidity and Capital Resources
Our principal source of funds has been operations and we believe that we have sufficient cash and cash equivalents to support our operating needs through at least the next 12 months. At June 30, 2010, our cash and cash equivalents and net working capital were $66.7 million and $116.2 million, respectively. Although we expect that operating cash flows will continue to be a primary source of liquidity for our operating needs, we also have $20.4 million available under our Revolving Loan for future cash flow needs. There are currently no loans outstanding under the Revolving Loan; however, we have a $4.6 million Letter of Credit that reduces the availability under the Revolving Loan.
Net cash provided by operating activities for the six months ended June 30, 2010 was $22.3 million compared to $5.2 million for the same period in 2009. The increase in cash provided by operating activities primarily resulted from net income of $16.7 million in addition to a decrease in accounts receivable and other assets combined with non-cash expenses of share-based compensation, depreciation and amortization. These sources of cash were partially offset by decreases in accounts payable, accrued expenses and other liabilities.
Net cash used in investing activities for the six months ended June 30, 2010 was $29.1 million compared to $5.1 million for the same period in 2009. Cash used in investing activities for the six months ended June 30, 2010 included the purchase of land and a building in Irving, Texas for $9.9 million and the acquisition of AMG-SIU for $12.8 million. Investments in property, equipment and purchased software were $5.4 million compared to $4.3 million in for the same period in 2009. Investment in capitalized software for the six months ended June 30, 2010 was $1.0 million compared to $0.8 million for the same period in 2009.

Net cash provided by financing activities for the six months ended June 30, 2010 was $8.7 million compared to $7.6 million for the same period in 2009. Proceeds from stock option exercises in 2010 and 2009 were $3.7 million and $4.5 million, respectively. The excess tax benefits from stock option exercises for the six months ended June 30, 2010 and 2009 were $5.0 million and $6.3 million, respectively. Repayment of debt for the six months ended June 30, 2009 was $3.2 million. We had no debt outstanding during 2010, as our debt was repaid in full in October 2009.
The net increase in cash and cash equivalents for the six months ended June 30, 2010 was $1.9 million compared to $7.7 million for the same period in 2009.
The number of days sales outstanding for the six months ended June 30, 2010 decreased to 81 days compared to 92 days at June 30, 2009 due to the resolution and collection of several aged receivables.
Operating cash flows could be adversely affected by a decrease in demand for our services. The majority of our client relationships have been in place for several years, and as a result, we do not expect any decrease in the demand for our services in the near term.
Contractual Obligations
The table below has been updated to reflect contingent consideration that may be paid pursuant to asset purchases or business combinations (in thousands) and the decrease in operating lease expense associated with the purchase of the Irving, Texas facility on June 30, 2010.

	Payments Due by Period
		Less			More
		than 1	1-3	3-5	than 5
Contractual obligations	Total	Year	Years	Years	Years
Operating leases	$39,076	$12,476	$19,860	$5,586	$1,154
Interest expense (1)	141	94	47	—	—
Earn out payments	$16,182	$5,374	$10,808

Total	$55,399	$17,944	$30,715	$5,586	$1,154

(1)	Interest expense represents the commitment fee due on the Credit Agreement and the interest due on the Letter of Credit. See Note 5 of the Notes to Consolidated Financial Statements for additional information regarding the Credit Agreement.
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board, FASB, issued guidance that amends ASC Topic 820, Fair Value Measurements and Disclosures, that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. This guidance also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. Except for the detailed Level 3 roll forward disclosures, the guidance is effective for reporting periods beginning after December 15, 2009 and did not have an impact on our consolidated interim financial statement.

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
As required by Rule 13a-15(b) under the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
There have been no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 6, 2010	HMS HOLDINGS CORP.

	By:	/s/ William C. Lucia William C. Lucia
President and Chief Executive Officer
(Principal Executive Officer and
Duly Authorized Officer)

	By:	/s/ Walter D. Hosp Walter D. Hosp
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1	Employment Agreement between Walter H. Hosp and HMS Holdings Corp. dated as of May 30, 2007.

10.2	Employment Agreement between John D. Schmid and HMS Holdings Corp. dated as of March 6, 2007.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

‡32.1	Section 1350 Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

‡32.2	Section 1350 Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

‡	Furnished herewith