Form 10-Q
period 2010-09-30
HMS HOLDINGS CORP
filed 2010-11-08
CIK 1196501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2010 there were approximately 27,561,327 shares of the registrant’s common stock (par value $0.01 per share) outstanding.

HMS HOLDINGS CORP. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010
INDEX

Page

PART I — Financial Information	4

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets September 30, 2010 (unaudited) and December 31, 2009	4

Consolidated Statements of Income Three and nine months ended September 30, 2010 and 2009 (unaudited)	5

Consolidated Statement of Shareholders’ Equity and Comprehensive Income Nine months ended September 30, 2010 (unaudited)	6

Consolidated Statements of Cash Flows Nine months ended September 30, 2010 and 2009 (unaudited)	7

Notes to Unaudited Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	31

Item 4. Controls and Procedures	31

PART II — Other Information	32

Item 1A. Risk Factors	32

Item 6. Exhibits	32

Signatures	33

Exhibit Index	34

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
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

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$66,035	$64,863
Accounts receivable, net of allowance of $1,078 at September 30, 2010 and $614 at December 31, 2009	75,267	64,750
Prepaid expenses, including prepaid income taxes of $5,846 at September 30, 2010 and $4,234 at December 31, 2009	11,325	9,956
Other current assets	138	68
Deferred tax asset	101	804

Total current assets	152,866	140,441

Property and equipment, net	39,007	20,902
Goodwill	117,997	91,520
Intangible assets, net	22,376	16,798
Other assets	309	983

Total assets	$332,555	$270,644

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable, accrued expenses and other liabilities	$26,888	$26,474
Contingent payment due to AMG-SIU	4,169	—

Total current liabilities	31,057	26,474

Long-term liabilities:
Contingent payment due to AMG-SIU	8,808	—
Accrued deferred rent	1,714	3,675
Other liabilities	2,113	1,876
Deferred tax liability	3,710	326

Total long-term liabilities	16,345	5,877

Total liabilities	47,402	32,351

Commitments and contingencies

Shareholders’ equity:
Preferred stock — $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock — $.01 par value; 45,000,000 shares authorized; 29,148,709 shares issued and 27,485,863 shares outstanding at September 30, 2010 28,533,406 shares issued and 26,870,560 shares outstanding at December 31, 2009	292	285
Capital in excess of par value	194,911	175,795
Retained earnings	99,347	71,610
Treasury stock, at cost: 1,662,846 shares at September 30, 2010 and December 31, 2009	(9,397)	(9,397)

Total shareholders’ equity	285,153	238,293

Total liabilities and shareholders’ equity	$332,555	$270,644

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenue	$80,022	$59,164	$215,700	$162,920

Cost of services:

Compensation	28,013	19,191	78,723	54,537
Data processing	4,600	3,476	12,749	10,113
Occupancy	3,560	2,540	9,882	7,769
Direct project costs	9,818	7,446	25,596	21,170
Other operating costs	4,664	3,617	12,085	9,829
Amortization of software and intangibles	1,665	1,211	4,566	3,643

Total cost of services	52,320	37,481	143,601	107,061

Selling, general & administrative expenses	9,424	7,322	25,920	20,196

Total operating expenses	61,744	44,803	169,521	127,257

Operating income	18,278	14,361	46,179	35,663

Interest expense	(24)	(254)	(70)	(820)
Other expense, net	(31)	—	(31)	—
Interest income	32	46	73	199

Income before income taxes	18,255	14,153	46,151	35,042
Income taxes	7,209	5,774	18,414	14,319

Net income	$11,046	$8,379	$27,737	$20,723

Basic income per common share data:
Net income per basic share	$0.40	$0.32	$1.02	$0.80

Weighted average common shares outstanding, basic	27,336	26,228	27,122	25,953

Diluted income per share data:
Net income per diluted share	$0.39	$0.30	$0.98	$0.75

Weighted average common shares outstanding, diluted	28,483	27,697	28,347	27,476

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2010
(in thousands, except share amounts)
(unaudited)

	Common Stock		Capital In		Treasury Stock		Total
	Number of	Par	Excess Of	Retained	Number of		Shareholders’
	Shares Issued	Value	Par Value	Earnings	Shares	Amount	Equity

Balance at December 31, 2009	28,533	$285	$175,795	$71,610	1,663	$(9,397)	$238,293

Comprehensive income:
Net income	—	—	—	27,737	—	—	27,737

Total comprehensive income							27,737

Share-based compensation cost	—	—	5,334	—	—	—	5,334
Exercise of stock options	616	7	5,479	—	—	—	5,486
Excess tax benefit from exercise of stock options	—	—	8,303	—	—	—	8,303

Balance at September 30, 2010	29,149	$292	$194,911	$99,347	1,663	$(9,397)	$285,153

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(unaudited)

	Nine months ended September 30,
	2010	2009

Operating activities:
Net income	$27,737	$20,723
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	22	6
Depreciation and amortization	11,478	10,014
Share-based compensation expense	5,334	4,482
Decrease in deferred tax asset	546	1,649
Increase in allowance for doubtful accounts	464	—
Changes in assets and liabilities:
(Increase) in accounts receivable	(10,020)	(10,195)
(Increase) in prepaid expenses and other current assets	(1,138)	(2,653)
(Increase)/Decrease in other assets	685	(6)
(Increase)/Decrease in accounts payable, accrued expenses and other liabilities	(43)	669

Net cash provided by operating activities	35,065	24,689

Investing activities:
Purchases of property and equipment	(10,488)	(6,544)
Purchase of building and land	(9,886)	—
Acquisition of AMG-SIU, net of cash	(12,795)	—
Acquisition of Chapman Kelly	(13,001)
Acquisition of IntegriGuard	—	(5,217)
Investment in capitalized software	(1,512)	(1,193)

Net cash used in investing activities	(47,682)	(12,954)

Financing activities:
Proceeds from exercise of stock options	5,486	5,733
Repayment of long-term debt	—	(4,725)
Excess tax benefit from exercised stock options	8,303	7,573

Net cash provided by financing activities	13,789	8,581

Net increase in cash and cash equivalents	1,172	20,316

Cash and cash equivalents at beginning of period	64,863	49,216

Cash and cash equivalents at end of period	$66,035	$69,532

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$11,269	$7,165

Cash paid for interest	$46	$674

Supplemental disclosure of noncash investing activities:
AMG-SIU acquisition-related contingent payments	$12,977	$—

Accrued property and equipment purchases	$674	$774

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2010 and 2009
(unaudited)
1. Basis of Presentation
The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the nine months ended September 30, 2010 and 2009 are not necessarily indicative of results to be expected for the full year. The financial statements included herein should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2009, which we refer to as our Annual Report.
We provide a variety of cost containment, coordination of benefits and program integrity services for government-sponsored health and human services programs. These services are designed to help our clients recover amounts due from liable third parties, reduce costs, ensure regulatory compliance, and increase operational efficiencies. In December 2009, with the acquisition of Verify Solutions, we moved into the employer-based market with valuable new services that ensure that dependents covered by employees are eligible to receive healthcare benefits. In June 2010, we acquired Allied Management Group — Special Investigation Unit, or AMG-SIU, which provides fraud, waste, and abuse prevention and detection solutions for healthcare payors. In August 2010, we acquired Chapman Kelly, Inc., which provides claims audit and beneficiary eligibility audit services to employers and managed care organizations.
These consolidated financial statements include our accounts and transactions of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
We consider all highly liquid instruments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents consist of deposits that are readily convertible into cash.
The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The guidance applies under other accounting pronouncements that require or permit fair value measurements and indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. ASC Topic 820 defines fair value based upon an exit price model.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2010 and 2009
(unaudited)
Our financial instruments are categorized into a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. Financial assets recorded at fair value on our consolidated balance sheets are categorized as follows:
•	Level 1: Observable inputs such as quoted prices in active markets;

•	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Our policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy, or in short-term money market funds which are exposed to minimal interest rate and credit risk. We maintain our cash primarily in investment accounts within large financial institutions. Currently, the Federal Deposit Insurance Corporation insures these balances up to $250,000 per bank account. We have not experienced any losses on our bank deposits and we believe these deposits do not expose us to any significant credit risk.
We grant credit, generally without collateral, to our clients, which are primarily in the health care market. Consequently, we are subject to potential credit risk related to changes in economic conditions within that market. However, we believe that our billing and collection policies are adequate to minimize the potential credit risk.
We evaluate the recoverability of goodwill and long-lived assets either annually or whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (i) a significant decrease in the market value of an asset, (ii) a significant adverse change in the extent or manner in which an asset is used, or (iii) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. If the sum of the expected future net cash flows is less than the carrying value of the asset being evaluated, an impairment charge would be recognized. The impairment charge would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The determination of fair value is based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. We did not recognize any impairment charges related to our long-lived assets, property and equipment, goodwill or intangible assets, during either the three or nine months ended September 30, 2010, or the three or nine months ended September 30, 2009 as management believes that carrying amounts were not impaired.
The carrying amounts for our cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term nature.
We evaluated all subsequent events through the date and time our financial statements were issued. See Note 9, for stock based compensation awards approved on September 15, 2010 and granted on October 1, 2010.
In January 2010, the FASB issued guidance that amends ASC Topic 820, Fair Value Measurements and Disclosures and that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. This guidance also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. Except for the detailed Level 3 roll forward disclosures, the guidance is effective for reporting periods beginning after December 15, 2009 and did not have an impact on our consolidated interim financial statement.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2010 and 2009
(unaudited)
In October 2009, the FASB issued guidance which amends Topic 605, Revenue Recognition, for separating consideration in multiple-deliverable revenue arrangements. The guidance establishes a selling price hierarchy for determining the selling price of each specific deliverable, which includes vendor-specific objective evidence, or VSOE, if available, third party evidence if VSOE is not available or estimated selling price if neither VSOE nor third party evidence is available. The guidance also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This guidance expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements and is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.
2. Acquisitions
Chapman Kelly, Inc.
In August 2010, we acquired the net assets of Chapman Kelly, Inc., or Chapman Kelly for $13.0 million in cash. This acquisition was accounted for under the acquisition method of accounting. Chapman Kelly, which is based in Jeffersonville, Indiana, provides dependent eligibility audits to large, self-insured employers, as well as plan and claims audits to both employers and managed care organizations.
As a result of the acquisition occurring late in the current quarter, we have not yet completed a valuation of the assets and liabilities acquired, from Chapman Kelly. Accordingly, we have not completed the purchase price allocation, and therefore, the aggregate purchase price allocation of this acquisition presented below is subject to adjustments:
The preliminary allocation of the aggregate purchase price of the Chapman Kelly acquisition is estimated to be as follows (in thousands):

Goodwill	$9,983
Net assets acquired	1,018
Identifiable intangible assets	2,000

Total purchase price	$13,001

Identifiable intangible assets principally include covenants not to compete and Chapman Kelly’s trade name.
Allied Management Group — Special Investigation Unit
On June 30, 2010, we purchased all of the issued and outstanding common stock of AMG-SIU, a Santa Ana, California-based company specializing in fraud, waste, and abuse prevention and detection solutions for healthcare payors, which further strengthens our ability to service this segment of the market.
The purchase price for AMG-SIU was valued at $26.0 million, and consisted of a $13.0 million upfront payment and future contingent payments estimated and recognized as of the acquisition date at $13.0 million. These payments are contingent upon AMG-SIU’s financial performance for each of the twelve month periods ending June 30, 2011 and June 30, 2012 as measured by AMG-SIU’s EBITDA, (earnings before income taxes, depreciation and amortization) for those periods. The contingent payments are not subject to any cap. Any contingent payments owed for the periods ended June 30, 2011 and 2012 shall be payable by September 30, 2011 and 2012. The undiscounted contingent payments are estimated to be $14.5 million.
The fair value of the contingent consideration recognized on the acquisition date of June 30, 2010 was estimated by applying the income approach. That measure is based on significant inputs not observable in the market, which ASC 820 refers to as Level 3 inputs.
The acquisition of AMG-SIU was accounted for under the acquisition method of accounting.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2010 and 2009
(unaudited)
We are currently in the process of completing a valuation of the assets and liabilities acquired from AMG-SIU, including the fair value of the contingent payments discussed above. Accordingly, we have not completed the purchase price allocation, and therefore, the aggregate purchase price allocation of this acquisition presented below is subject to adjustments.
The preliminary allocation of the aggregate purchase price of the AMG-SIU acquisition is estimated as follows (in thousands):

Goodwill	$19,792
Net assets acquired	750
Intangible software	4,670
Identifiable intangible assets	4,509
Deferred tax asset	(3,744)

Total purchase price	$25,977

Identifiable intangible assets principally include covenants not to compete, customer relationships and AMG-SIU’s trade name.
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
The purchase price for Verify Solutions was $8.1 million, with additional future payments contingent upon Verify Solutions’ achievement of financial performance milestones. The additional future payments of up to $5.5 million ($2.7 million and $2.8 million for the years ended December 31, 2010 and 2011, respectively) will be recorded as compensation expense in the year in which the milestones are expected to be achieved. As of September 30, 2010, no compensation expense was recorded as the 2010 performance milestones are not expected to be reached.
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
For the Three and Nine Months Ended September 30, 2010 and 2009
(unaudited)
The allocation of the aggregate purchase price of the Verify Solutions acquisition is as follows (in thousands):

Goodwill	$4,101
Net assets acquired	446
Identifiable intangible assets	3,000
Capitalized software	601

Total purchase price	$8,148

Identifiable intangible assets principally include covenants not to compete and Verify Solutions’ trade name.
IntegriGuard LLC
In September 2009, we acquired the net assets of IntegriGuard LLC, or IntegriGuard, for $5.1 million in cash. This acquisition was accounted for under the acquisition method of accounting. IntegriGuard, which is based in Omaha, Nebraska, provides services for the prevention and detection of fraud, waste and abuse in the healthcare system, and operates as our wholly owned subsidiary. With this acquisition, we further expanded our portfolio of program integrity service offerings for government healthcare programs, particularly in the Medicare and Medicaid programs.
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

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2010 and 2009
(unaudited)
As part of the IntegriGuard acquisition, we entered into a 12 month Intercompany Services Agreement (ISA) with the seller, Lumetra, to allow each party to perform contractual transition services. Services performed under the ISA were billed at pre-determined rates that are specified in the ISA. The ISA with Lumetra expired in September 2010. We did not incur any expense for the ISA during the three month period ended September 30, 2010. For the nine month period ending September 30, 2010 we incurred expenses of $0.2 million for services rendered by Lumetra under the ISA.
Operating results subsequent to the dates of the acquisitions of IntegriGuard, Verify Solutions AMG-SIU and Chapman Kelly were included in the unaudited consolidated financial statements included herein. Had the results of the acquisitions been included in the unaudited consolidated financial statements for the same periods in 2010 and 2009, the effect would not have been material.
3. Property and Equipment
Property and equipment at September 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Equipment	$36,124	$29,005
Leasehold improvements	6,678	7,514
Building	8,639	—
Land	1,113	—
Furniture and fixtures	9,118	7,858
Capitalized software	15,398	8,916

	77,070	53,293
Less accumulated depreciation and amortization	(38,063)	(32,391)

Property and equipment, net	$39,007	$20,902

On June 30, 2010, we acquired, through our subsidiary Health Management Systems, Inc., the office building in Irving, Texas that we occupied under an operating lease. The purchase price of the building was $9.9 million. Concurrent with this acquisition, our operating lease with the seller was terminated. We allocated $1.1 million of the purchase price to land, $8.6 million to the building, and $0.2 million to prepaid expenses.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2010 and 2009
(unaudited)
For the three months ended September 30, 2010 and September 30, 2009, depreciation and amortization expense related to property and equipment was $2.7 million and $2.2 million respectively.
For the nine months ended September 30, 2010 and September 30, 2009, depreciation and amortization expense related to property and equipment was $7.5 million and $6.8 million respectively.
4. Intangible Assets
Intangible assets at September 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	September	December 31,	Useful
	2010	2009	Life
Customer Relations	$31,623	$29,547	5-10 Years
Trade Name	6,432	732	5-10 Years
Restrictive Covenant	1,858	126	3-5 Years

	39,913	30,405

Less accumulated amortization	(17,537)	(13,607)

Intangible assets, net	$22,376	$16,798

Amortization of intangibles is as follows (in thousands):

12 Months Ending September 30,

2011	$5,812
2012	5,775
2013	5,334
2014	1,592
2015 and thereafter	3,863

Total	$22,376

The changes in the carrying amount of goodwill for the nine months ended September 30, 2010 are as follows (in thousands):

Balance at December 31, 2008	$82,342
IntegriGuard acquisition	1,777
Initial allocation for Verify Solutions, LLC acquisition	7,401

Balance at December 31, 2009	91,520
Allied Management Group-Special Investigations Unit acquisition	19,792
Chapman Kelly, Inc.	9,983
Adjustments to Verify Solutions, LLC for identified intangibles	(3,298)

Balance at September, 30, 2010	$117,997

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2010 and 2009
(unaudited)
For the three months ended September 30, 2010 and September 30, 2009, amortization expense related to intangible assets amounted to $1.5 million and $1.2 million respectively.
For the nine months ended September 30, 2010 and September 30, 2009, amortization expense related to intangible assets amounted to $4.0 million and $3.2 million respectively.
5. Income Taxes
Our effective tax rate decreased to 39.5% for the three months ended September 30, 2010 from 40.8% for the three months ended September 30, 2009, primarily due to a change in state apportionments. The principal difference between the statutory rate and our effective rate is state taxes.
Our effective tax rate decreased to 39.9% for the nine months ended September 30, 2010 from 40.9% for the nine months ended September 30, 2009, primarily due to a change in state apportionments. The principal difference between the statutory rate and our effective rate is state taxes.
We file income tax returns with the U.S. federal government and various state jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2006. Our 2008 federal tax return is currently being examined by the Internal Revenue Service. We operate in a number of state and local jurisdictions, most of which have never audited our records. Accordingly, we are subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction.
During the nine months ended September 30, 2010 and 2009, we recorded a tax benefit of $8.3 million and $7.6 million, respectively, related to the utilization of the income tax benefit from stock transactions by reducing income tax payable and crediting capital.
At September 30, 2010 and 2009, we had approximately $1.3 million and $0.5 million of net unrecognized tax benefits, respectively, for which there is uncertainty about the allocation and apportionment impacting state taxable income. We have recognized interest accrued related to unrecognized tax benefits in interest expense and penalties in tax expense. The accrued liabilities related to uncertain tax positions were $0.5 million and $0.2 million at September 30, 2010 and 2009, respectively.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2010 and 2009
(unaudited)
6. Debt
We have a credit agreement with several banks and other financial institutions, with JPMorgan Chase Bank, N.A. (JPMCB) as administrative agent, which we refer to as the Credit Agreement. The Credit Agreement, which expires in September 2011, provided for a term loan of $40 million, which we refer to as the Term Loan, and revolving credit loans of up to $25 million, which we refer to as the Revolving Loan. During the year ended December 31, 2009, we repaid in full the $17.3 million of debt outstanding under the Term Loan. During 2010, there have been no borrowings under the Revolving Loan; however, as a result of the Letter of Credit for $4.6 million the amount available under the Revolving Loan as of September 30, 2010 is $20.4 million.
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
In addition, the Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on indebtedness, liens, fundamental changes, dispositions of property, investments, dividends and other restricted payments. The financial covenants include a consolidated fixed charge coverage ratio, as defined, of not less than 1.75 to 1.0 and a consolidated leverage ratio, as defined, not to exceed 3.0 to 1.0. We are currently in full compliance with these covenants.
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
7. Earnings Per Share
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

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2010 and 2009
(unaudited)
The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average shares outstanding — basic	27,336	26,228	27,122	25,953
Dilutive effect of stock options	1,108	1,454	1,188	1,516
Dilutive effect of restricted stock	39	15	36	7

Weighted average shares outstanding — diluted	28,483	27,697	28,346	27,476

Options to purchase approximately 12,379 and 10,000 shares of common stock during the three months ended September 30, 2010 and 2009, respectively, were not included in the Company’s earnings per share calculations because they are anti-dilutive.
Options to purchase approximately 11,327 and 4,579 shares of common stock during the nine months ended September 30, 2010 and 2009, respectively, were not included in the Company’s earnings per share calculations because they are anti-dilutive. Restricted stock units representing 502 shares of common stock during the nine months ended September 30, 2010, were not included because they are anti-dilutive.
8. Stock-Based Compensation
Presented below is a summary of our stock option activity for the nine months ended September 30, 2010, (shares in thousands)

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value

Outstanding at December 31, 2009	3,036	$17.39
Granted	2	55.09
Exercised	(616)	8.91
Forfeitures	(23)	31.83
Expired	—	—

Outstanding at September 30, 2010	2,399	$19.47	4.40	$95,560

Vested or expected to vest at September 30, 2010	2,346	$19.20	0.44	$93,974

Exercisable at September 30, 2010	1,297	$11.91	4.23	$61,382

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2010 and 2009
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
As of September 30, 2010, there was approximately $3.7 million of total unrecognized compensation expense related to stock options outstanding. That expense is expected to be recognized over a weighted-average period of 1.1 years. No compensation expense related to stock options was capitalized for the nine months ended September 30, 2010 and 2009, respectively.
The total intrinsic value of options exercised during the three months ended September 30, 2010 and 2009 was $10.2 million and $4.5 million, respectively. The total intrinsic value of options exercised during the nine month period ended September 30, 2010 and 2009 was $24.4 million and $21.2 million, respectively.
Total compensation expense charged against income relating to stock options was $1.6 million and $1.4 million for the three month periods ended September 30, 2010 and 2009, respectively. These expenses were categorized as selling, general and administration costs for each of those periods. The total income tax benefit recognized in the income statement for share-based arrangements was $0.6 million for each of the three months ended September 30, 2010 and 2009.
Total compensation expense related to stock options charged against income was $4.5 million and $4.0 million for the nine months ended September 30, 2010 and 2009, respectively. These expenses were categorized as selling, general and administration costs for each of those periods. The total income tax benefit recognized in the income statement for share-based arrangements was $1.8 million and $1.6 million for the nine months ended September 30, 2010 and 2009, respectively.
We estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions:

	Nine months ended September 30,
	2010	2009

Expected dividend yield	0%	0%
Risk-free interest rate	2.47%	2.34%
Expected volatility	43.80%	44.90%
Expected life	4.0 years	4.0 years

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2010 and 2009
(unaudited)
Restricted Stock Units
In October 2009, certain employees received restricted stock units under the Third Amended and Restated 2006 Stock Plan, which we refer to as our 2006 Plan. The fair value of restricted stock units is estimated based on the closing sale price of our common stock on the NASDAQ Global Select Market on the date of issuance. The total number of restricted stock units expected to vest is adjusted by estimated forfeiture rates. As of September 30, 2010, there was approximately $0.7 million of unamortized compensation expense related to restricted stock units which is expected to be recognized over the remaining weighted-average vesting period of 2.25 years. For the three and nine months ended September 30, 2010, share-based compensation expense related to restricted stock units was $0.1 million and $0.2 million, respectively. The total intrinsic value of restricted stock units outstanding at September 30, 2010 was $0.5 million based on our closing sale price on that date.
A summary of the status of our restricted stock units as of September 30, 2010 and of changes in restricted stock units outstanding under the 2006 Plan for the nine months ended September 30, 2010 is as follows:

		Weighted Average
	Number of	Grant Date Fair
	Units	Value per Unit
Restricted stock units outstanding at December 31, 2009	25,272	$37.82
Restricted stock units granted	907	55.09
Restricted stock units forfeited	(595)	37.82
Restricted stock units converted into common stock	—	—

Restricted stock units outstanding at September 30, 2010	25,584	$38.43

Restricted Stock Awards
In February 2009, our executive officers were granted restricted stock awards under the 2006 Plan. The vesting of restricted stock awards is subject to the executive officers’ continued employment with us. Recipients of these restricted stock awards are not required to provide us with any consideration other than rendering service. Holders of restricted stock awards are permitted to vote and to receive dividends on shares of restricted stock.
The stock-based compensation expense for restricted stock awards is determined based on the closing market price of our common stock on the grant date of the awards applied to the total number of awards that are anticipated to fully vest. At September 30, 2010, there was unrecognized stock-based compensation expense of $2.7 million related to restricted stock awards, which is expected to be recognized over the weighted-average period of 3.4 years for these restricted stock awards. For the three and nine months ended September 30, 2010 and 2009, share-based compensation expense related to restricted stock awards was $0.2 million and $0.6 million, respectively. The total intrinsic value of restricted stock awards outstanding at September 30, 2010 was $3.6 million based on our closing sale price on that date.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2010 and 2009
(unaudited)
A summary of the status of our restricted stock awards as of September 30, 2010 and of changes in restricted stock awards outstanding under the 2006 Plan for the nine months ended September 30, 2010 is as follows:

		Weighted Average
		Grant Date Fair
	Shares	Value per Share

Unvested shares under restricted stock awards at December 31, 2009	127,918	$31.27
Restricted stock awards granted	—	—
Restricted stock awards vested	—	—
Restricted stock awards forfeited	—	—

Unvested shares under restricted stock awards at September 30, 2010	127,918	$31.27

9. Commitments and Contingencies
Lease commitments
We lease office space, data processing equipment and software licenses under operating leases that expire at various dates through 2016.
Minimum annual lease payments to be made each of the next five years ending December 31 and thereafter are as follows (in thousands):

Year	Payments
2010	$12,547
2011	11,180
2012	7,813
2013	3,202
2014 and thereafter	2,134

Total	$36,876

10. Subsequent Events
The Compensation Committee of the Board of Directors approved the grant of 214,944 stock option awards and 30,433 restricted stock units to employees and directors at $59.32 per share, the closing price for the Company’s common stock on the date of grant, October 1, 2010. The fair value calculated for stock options and restricted stock units which vest over a range of 1 to 3.25 years was $4.6 million and $1.8 million respectively.

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
Where contracts have multiple deliverables, we evaluate these deliverables at the inception of each contract and as each item is delivered. As part of this evaluation, we consider whether (i) a delivered item has value to a client on a stand-alone basis; (ii) there is objective and reliable evidence of the fair market value of the undelivered items; and (iii) the delivery of the undelivered items is considered probable and substantially within our control, if a general right of return exists. Where deliverables, or groups of deliverables, have all three of these characteristics, we treat each deliverable item as a separate unit of accounting and apply the relevant revenue recognition guidance to each deliverable. Arrangements, including implementation and transaction related revenue, are accounted for as a single unit of accounting. Since implementation services do not carry a standalone value, the revenue relating to these services is recognized over the term of the client contract to which it relates.
Expense Classifications: Cost of services in the statement of income is presented in the seven categories set forth below. Each category of cost excludes costs relating to selling, general and administrative functions which are presented separately as a component of total operating expenses. All revenue and expenses are reported under one operating segment. A description of the primary costs included in each category is provided below:
•	Compensation: Salary, benefit, bonus and stock based compensation costs.
•	Data processing: Hardware, software and data communication costs.
•	Occupancy: Rent, utilities, depreciation, office equipment, repair and maintenance costs.
•	Direct project costs: Variable costs incurred that are directly associated with specific revenue generating projects.
•	Other operating costs: Professional fees, temporary staffing, travel and entertainment, insurance, and local and property tax costs.
•	Amortization of intangibles: Amortization cost of acquisition-related software and intangible assets.
•	Selling, general and administrative: Costs related to general management, marketing and administrative activities.
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
Our clients are state Medicaid agencies, government-sponsored managed care organizations, Pharmacy Benefit Managers, child support agencies, Veterans Health Administration, Medicare and Medicaid Services, commercial plans, employer-sponsored health care plans and other healthcare payors. We help these payors contain healthcare costs by identifying third party insurance coverage and recovering expenditures that were the responsibility of the third party, or that were paid in error. In December 2009, with the acquisition of Verify Solutions, we moved into the employer-based market with valuable new services that ensure that dependents covered by employees are eligible to receive healthcare benefits.
Our principal source of funds has been operations and we believe that we have sufficient cash and cash equivalents to support our operating needs through at least the next twelve months. At September 30, 2010, we had cash and cash equivalents of $66.0 million, and net working capital of $121.8 million. We have a credit agreement with several banks and other financial institutions with JPMorgan Chase Bank, N.A. (JPMCB), as administrative agent, which we refer to as the Credit Agreement. The Credit Agreement provided for a term loan of $40 million, which we refer to as the Term Loan, and revolving credit loans of up to $25 million, which we refer to as the Revolving Loan. During the year ended December 31, 2009, we repaid in full the $17.3 million of debt outstanding under the Term Loan; however, we continue to have an irrevocable standby Letter of Credit for $4.6 million against the Revolving Loan, which we refer to as the Letter of Credit, as required by a contractual arrangement with a client. As a result of the letter of credit of $4.6 million, the amount available under the Revolving Loan as of September 30, 2010 is $20.4 million. Although we expect that operating cash flows will continue to be a primary source of liquidity for our operating needs, we also have the remaining balance of the Revolving Loan available for future cash flow needs, if necessary.
Our revenue, most of which is derived from contingency fees, has increased at an average compounded rate of approximately 35.4% per year for the last five years. Our growth has been attributable to our expansion of existing product offerings and acquisitions, as well as an overall increase in Medicaid costs, which has historically averaged approximately 8% annually. In addition, state governments have increased their use of vendors for the coordination of benefits and other cost containment functions, and we have been able to increase our revenue through these initiatives. Leveraging our work on behalf of state Medicaid fee-for-service programs, we have penetrated the Medicaid managed care market, into which more Medicaid lives are being shifted. As of September 30, 2010, we served the District of Columbia and 40 state Medicaid programs, and 123 Medicaid health plans under an aggregate of 56 contracts.
To date, we have grown our business through the internal development of new services and through acquisitions of businesses whose core services strengthen our overall mission to help our clients control healthcare costs. Most recently, we acquired Chapman Kelly, Inc., a leading provider of claims audit and beneficiary eligibility audit services to employers and managed care organizations. We are continuously evaluating opportunities that will enable us to expand the breadth of the services we provide and will consider acquisition opportunities that enable us to continue to grow our business to address the increasing needs of the healthcare industry in the post-healthcare reform era.

In March 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law. According to Centers for Medicare & Medicaid Services (CMS), under the PPACA, approximately an additional 18 million lives will be added to Medicaid, which will more than double Medicaid enrollment. In addition, the PPACA includes a number of provisions for combating fraud and abuse throughout the healthcare system, allows for significant increases in funding for program integrity initiatives and provides for the creation of insurance exchanges. The PPACA largely preserves and builds upon the employer-sponsored health coverage model. However, under the PPACA, employers are faced with new compliance guidelines, coverage requirements and mandates that will challenge their systems and processes and will likely raise their healthcare costs. We plan to build on our existing partnerships with states, the federal government, and health plans to provide services that address the program integrity, fraud and abuse initiatives created by the PPACA and to assist these clients in meeting the requirements of the PPACA. In addition, we believe that we are well-positioned to work with employers to address the new requirements of the PPACA and plan to work with our clients to develop collaborations that support the overarching goal of controlling healthcare costs.
In addition to the information provided below, you should refer to the items disclosed as our Critical Accounting Policies in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report.

SUMMARY OF OPERATING RESULTS
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
The following table sets forth, for the periods indicated, certain items in our consolidated statements of income expressed as a percentage of revenue:

	Three months ended		Three months ended
	September 30, 2010		September 30, 2009
Revenue	$80,022	100.0%	$59,164	100.0%
Cost of service:
Compensation	28,013	35.0%	19,191	32.4%
Data processing	4,600	5.7%	3,476	5.9%
Occupancy	3,560	4.4%	2,540	4.3%
Direct project costs	9,818	12.4%	7,446	12.6%
Other operating costs	4,664	5.8%	3,617	6.1%
Amortization of intangibles	1,665	2.1%	1,211	2.0%

Total cost of services	52,320	65.4%	37,481	63.4%
Selling, general, and administrative expenses	9,424	11.8%	7,322	12.4%

Total operating expenses	61,744	77.2%	44,803	75.7%
Operating income	18,278	22.8%	14,361	24.3%
Interest expense	(24)	0.0%	(254)	-0.4%
Net real estate expense	(31)	0.0%	—	0.0%
Net interest income	32	0.0%	46	0.1%

Income before income taxes	18,255	22.8%	14,153	23.9%
Income taxes	7,209	9.0%	5,774	9.8%

Net income	$11,046	13.8%	$8,379	14.2%

Revenue for the three months ended September 30, 2010 was $80.0 million, an increase of $20.8 million or 35.3% compared to revenue of $59.2 million in the same quarter for the prior year. Organic growth in existing client accounts provided $7.4 million of the increase in revenue, together with changes in the yield and scope of these projects, and differences in the timing of when client projects were completed in the current year compared to the prior year. Revenue generated by our 2009 acquisitions, IntegriGuard and Verify Solutions, was $7.0 million. Revenue generated by our 2010 acquisitions, AMG-SIU and Chapman Kelly, was $0.8 million. Revenue generated by approximately 20 new clients for whom there was no revenue in the same quarter of the prior year was $6.2 million. These increases were partially offset by a decrease in revenue of $0.6 million as a result of expired contracts.
Compensation expense as a percentage of revenue was 35.0% for the three months ended September 30, 2010 compared to 32.4% for the three months ended September 30, 2009. Compensation expense for the current quarter was $28.0 million, an $8.8 million or 46.0% increase over the same quarter for the prior year expense of $19.2 million. During the quarter ended September 30, 2010, we averaged 1,455 employees, a 50.6% increase over our average of 966 employees during the quarter ended September 30, 2009. The increase in compensation expense resulted from $6.8 million in additional salary expense related to headcount additions, annual salary increases and a $2.0 million increase in benefit expense.

Data processing expense as a percentage of revenue was 5.7% for the three months ended September 30, 2010 compared to 5.9% for the three months ended September 30, 2009. Data processing expense for the current quarter was $4.6 million, an increase of $1.1 million or 32.3% over the same quarter for the prior year expense of $3.5 million. The increase resulted from a $0.6 million increase in software expense associated with mainframe and network upgrades, a $0.3 million increase in data communications and data costs related to the growth of our business, including the number of employees and office locations, and a $0.2 million increase in hardware expense related to upgrades and the use of hosted service environments.
Occupancy expense as a percentage of revenue was 4.4% for the three months ended September 30, 2010 compared to 4.3% for the three months ended September 30, 2009. Occupancy expense for the current quarter was $3.5 million, a $1.0 million or 40.1% increase compared to the same quarter for the prior year expense of $2.5 million. This increase reflects $1.0 million in higher occupancy expense related to our acquisitions of IntegriGuard, AMG-SIU and Chapman Kelly.
Direct project expense as a percentage of revenue was 12.4% for the three months ended September 30, 2010 compared to 12.6% for the three months ended September 30, 2009. Direct project expense for the current quarter was $9.8 million, a $2.4 million or 31.9% increase compared to same quarter for the prior year expense of $7.4 million. This increase resulted from a $1.2 million increase in subcontractor fees, a $0.5 million increase in allowance for doubtful account expense, a $0.4 million increase in delivery, postage and lockbox expenses, and a $0.3 million increase in professional fees, primarily marketing partner and data conversion service fees.
Other operating costs as a percentage of revenue were 5.8% for the three months ended September 30, 2010 compared to 6.1% for the three months ended September 30, 2009. Other operating costs for the current quarter were $4.7 million, an increase of $1.1 million or 28.9% compared to the same quarter for the prior year expense of $3.6 million. This increase resulted primarily from a $0.9 million increase in professional services, consisting of temporary help and consulting services, $0.2 million for supplies, delivery and other office-related expenses, $0.1 million of additional travel expenses related to business expansion, and $0.1 million of additional strategic planning expense. These increases were offset by a $0.2 million decrease in employee relocation expenses.
Amortization of acquisition-related software and intangibles as a percentage of revenue was 2.1% for the three months ended September 30, 2010 compared to 2.0% for the three months ended September 30, 2009. Amortization of acquisition-related software and intangibles for the current quarter was $1.7 million, a $0.5 million or 37.5% increase compared to the same quarter for the prior year expense of $1.2 million. The $0.5 million increase compared to last year resulted from our acquisitions of IntegriGuard, Verify Solutions, and our 2010 acquisitions of AMG-SIU and Chapman Kelly. There was no amortization expense in the prior year period related to these acquisitions.
Selling, general, and administrative expense as a percentage of revenue was 11.8% for the three months ended September 30, 2010 compared to 12.4% for the three months ended September 30, 2009. Selling, general, and administrative expense for the current quarter was $9.4 million, a $2.1 million or 28.7% increase compared to the same quarter for the prior year expense of $7.3 million. During the quarter ended September 30, 2010, we averaged 94 corporate employees, a 19.0% increase over our average of 79 corporate employees during the quarter ended September 30, 2009. Compensation expense increased by $1.2 million due to a $0.5 million increase related to headcount additions and annual salary increases, a $0.3 million increase for variable compensation, a $0.3 million increase for stock compensation expense, and a $0.1 million increase in benefits expense. Data processing expense increased by $0.2 million due to our use of hosting services and certain software upgrades. Other operating expenses increased by $0.7 million, of which $0.4 million related to employee recruitment and relocation and $0.3 million related to costs associated with SEC filings, and board and shareholder meetings.

Operating income for the three months ended September 30, 2010 was $18.3 million, an increase of $3.9 million or 27.3%, compared to $14.4 million for the three months ended September 30, 2009. This increase was primarily the result of increased revenue, which was partially offset by incremental operating costs incurred during the quarter ended September 30, 2010.
Interest expense was $24,000 for the three months ended September 30, 2010 compared to $254,000 for the same quarter for the prior year. In the current period, interest expense represents commitment fees for our Credit Agreement and issuance fees for our Letter of Credit, as our loan was repaid in October 2009. In the prior period, interest expense was attributable to borrowings under the Term Loan, amortization of deferred financing costs, commitment fees for our Credit Agreement and issuance fees for our Letter of Credit. Interest income was $32,000 for the three months ended September 30, 2010 compared to interest income of $46,000 for the three months ended September 30, 2009, principally due to lower interest rates partially offset by higher cash balances. Net other expense relating to our building in Irving, Texas was $31,000. We did not incur any real estate expense in the prior year period.
We recorded income tax expense of $7.2 million for the quarter ended September 30, 2010 compared to income tax expense of $5.8 million for the three months ended September 30, 2009, an increase of $1.4 million. Our effective tax rate decreased to 39.5% for the quarter ended September 30, 2010 from 40.8% for the quarter ended September 30, 2009 primarily due to a change in state apportionments. The principal difference between the statutory rate and our effective rate is state taxes.
Net income of $11.0 million in the current quarter represents an increase of $2.6 million, or 31.8%, compared to net income of $8.4 million in the same quarter for the prior year.

Nine Months Ended September 30, 2010 and 2009
The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Income expressed as a percentage of revenue:

	Nine months ended		Nine months ended
	September 30, 2010		September 30, 2009
Revenue	$215,700	100.0%	$162,920	100.0%
Cost of service:
Compensation	78,723	36.5%	54,537	33.5%
Data processing	12,749	5.9%	10,113	6.2%
Occupancy	9,882	4.6%	7,769	4.8%
Direct project costs	25,596	11.9%	21,170	13.0%
Other operating costs	12,085	5.6%	9,829	6.0%
Amortization of intangibles	4,566	2.1%	3,643	2.2%

Total cost of services	143,601	66.6%	107,061	65.7%
Selling, general, and administrative expenses	25,920	12.0%	20,196	12.4%

Total operating expenses	169,521	78.6%	127,257	78.1%
Operating income	46,179	21.4%	35,663	21.9%
Interest expense	(70)	0.0%	(820)	-0.5%
Net real estate expense	(31)	0.0%	—	0.0%
Net interest income	73	0.0%	199	0.1%

Income before income taxes	46,151	21.4%	35,042	21.5%
Income taxes	18,414	8.5%	14,319	8.8%

Net income	$27,737	12.9%	$20,723	12.7%

Revenue for the nine months ended September 30, 2010 was $215.7 million, an increase of $52.8 million or 32.4% compared to revenue of $162.9 million in the same period for the prior year. Organic growth in existing client accounts provided $25.3 million of the increase in revenue, together with changes in the yield and scope of those projects, and differences in the timing of when client projects were completed in the current year compared to the prior year. Revenue generated by our 2009 acquisitions, IntegriGuard and Verify Solutions, was $18.3 million. Revenue generated by our 2010 acquisitions, AMG-SIU and Chapman Kelly, was $0.8 million. Revenue generated by approximately 20 new clients for whom there was no revenue in the same period of the prior year was $15.0 million. These increases were partially offset by a decrease of $6.6 million as a result of expired contracts.
Compensation expense as a percentage of revenue was 36.5% for the nine months ended September 30, 2010 compared to 33.5% for the nine months ended September 30, 2009. Compensation expense for the current period was $78.7 million, a $24.2 million or 44.8% increase over the same period for the prior year expense of $54.5 million. During the nine months ended September 30, 2010, we averaged 1,353 employees, a 47.7% increase over our average of 916 employees during the nine months ended September 30, 2009. The increase in compensation expense reflects increases of $18.5 million in salary expense related to headcount additions and annual salary increases, $4.5 million for benefits, and $1.2 million related to variable compensation.

Data processing expense as a percentage of revenue was 5.9% for the nine months ended September 30, 2010 compared to 6.2% for the nine months ended September 30, 2009. Data processing expense for the current period was $12.7 million, an increase of $2.6 million or 26.1% over the same period for the prior year expense of $10.1 million. The increase reflects $1.6 million in software expense associated with mainframe and network upgrades, a $0.7 million increase for data communications and data costs related to a number of line and capacity upgrades, and a $0.3 million increase in hardware maintenance and related costs.
Occupancy expense as a percentage of revenue was 4.6% for the nine months ended September 30, 2010 compared to 4.8% for the nine months ended September 30, 2009. Occupancy expense for the current period was $9.9 million, an increase of $2.1 million or 27.2% over the same period for the prior year expense of $7.8 million. Rent and related expense increases of $2.1 million resulting from our acquisitions of IntegriGuard, Verify Solutions, AMG-SIU and Chapman Kelly and a decrease of $0.6 million relating to the write off of accrued rent liabilities as a result of the Irving, Texas building purchase. Other increases included a $0.2 million increase in depreciation of furniture and fixtures, leasehold improvements, office and telephone equipment, a $0.2 million increase in utilities and telephone expense, a $0.2 million increase in equipment expense, rental and maintenance, primarily of photocopy and mail machines.
Direct project expense as a percentage of revenue was 11.9% for the nine months ended September 30, 2010 compared to 13.0% for the nine months ended September 30, 2009. Direct project expense for the current period was $25.6 million, a $4.4 million or 20.9% increase compared to the same period for the prior year expense of $21.2 million. This increase resulted from a $1.4 million increase in professional fees, primarily marketing partner and data conversion service fees, a $1.1 million increase in delivery, postage and lockbox expenses, a $0.8 million increase in subcontractor fees, a $0.5 million increase in allowance for doubtful account expense, a $0.3 million increase in travel expenses, and $0.3 million of other direct costs, including project-specific training and other charges.
Other operating costs as a percentage of revenue were 5.6% for the nine months ended September 30, 2010 compared to 6.0% for the nine months ended September 30, 2009. Other operating costs for the current period were $12.1 million, an increase of $2.3 million or 23.0% compared to the same period for the prior year expense of $9.8 million. This resulted from a $1.4 million increase in professional services, consisting of temporary help and consulting services, $0.6 million for supplies, delivery and other office-related expenses, and $0.3 million of additional travel expenses related to business expansion.
Amortization of acquisition-related software and intangibles as a percentage of revenue was 2.1% for the nine months ended September 30, 2010 compared to 2.2% for the nine months ended September 30, 2009. Amortization of acquisition-related software and intangibles for the current period was $4.6 million, a $1.0 million or 25.3% increase compared to the same period for the prior year expense of $3.6 million. The $1.0 million increase compared to last year resulted from our acquisitions of IntegriGuard, Verify Solutions, AMG-SIU and Chapman Kelly. There was no amortization in the prior year period related to these acquisitions.
Selling, general, and administrative expense as a percentage of revenue was 12.0% for the nine months ended September 30, 2010 compared to 12.4% for the nine months ended September 30, 2009. Selling, general, and administrative expense for the current period was $25.9 million, a $5.7 million or 28.3% increase compared to the same period for the prior year expense of $20.2 million. Compensation expense increased by $3.5 million due to a $1.5 million increase in salary expense, a $0.7 million increase in variable compensation, a $0.9 million increase in stock compensation expense, and a $0.4 million increase in benefits expenses. During the period ended September 30, 2010, we averaged 92 corporate employees, a 24.3% increase over our average of 74 employees during the period ended September 30, 2009. Other operating expenses increased by $2.1 million, which included $0.6 million related to accounting fees and $0.5 million related to transaction fee expenses primarily for the AMG-SIU acquisition. Other increases included $0.4 million in costs related to SEC filings, board and shareholder meetings, $0.3 million for insurance, supplies, delivery, subscriptions and dues, $0.2 million for employee recruitment and relocation expense, and $0.1 million for travel expenses. Data processing expense increased by $0.2 million related to our use of hosting services and software upgrades. Occupancy expense decreased by $0.1 million, primarily due to our vacating and subleasing one floor of office space at our New York City office starting in May 2009.

Operating income for the nine months ended September 30, 2010 was $46.2 million, an increase of $10.5 million or 29.5%, compared to $35.7 million for the nine months ended September 30, 2009. This increase was the result of increased revenue, which was partially offset by incremental operating costs incurred during the period ended September 30, 2010.
Interest expense was $70,000 for the nine months ended September 30, 2010 compared to $820,000 for the nine months ended September 30, 2009. In the current period, interest expense represents commitment fees for our Credit Agreement and issuance fees for our Letter of Credit, as our loan was repaid in October 2009. In the prior period, interest expense was attributable to borrowings under the Term Loan, amortization of deferred financing costs, commitment fees for our Credit Agreement and issuance fees for our Letter of Credit. Interest income was $73,000 for the nine months ended September 30, 2010 compared to interest income of $199,000 for the nine months ended September 30, 2009, principally due to lower interest rates, partially offset by higher cash balances. Net other expense relating to our building in Irving, Texas was $31,000. We did not incur any real estate expense in the prior year period.
Income tax expense of $18.4 million was recorded for the nine months ended September 30, 2010 compared to $14.3 million for the nine months ended September 30, 2009, an increase of $4.1 million. Our effective tax rate decreased to 39.9% for the nine months ended September 30, 2010 from 40.9% for the period ended September 30, 2009 primarily due to a change in state apportionments. The principal difference between the statutory rate and our effective rate is state taxes.
Net income of $27.7 million for the nine months ended September 30, 2010 represents an increase of $7.0 million, or 33.8%, compared to net income of $20.7 million for the nine months ended September 30, 2009.
Off-Balance Sheet Arrangements
Other than our Letter of Credit, we do not have any off-balance sheet arrangements. See Footnote 5 of the Notes to Unaudited Consolidated Financial Statements.
Liquidity and Capital Resources
Our principal source of funds has been operations and we believe that we have sufficient cash and cash equivalents to support our operating needs through at least the next 12 months. At September 30, 2010, our cash and cash equivalents and net working capital were $66.0 million and $121.8 million, respectively. Although we expect that operating cash flows will continue to be a primary source of liquidity for our operating needs, we also have $20.4 million available under our Revolving Loan for future cash flow needs. There are currently no loans outstanding under the Revolving Loan; however, we have a $4.6 million Letter of Credit that reduces the availability under the Revolving Loan.
Net cash provided by operating activities for the nine months ended September 30, 2010 was $35.1 million compared to $24.7 million for the same period in 2009. The increase in cash provided by operating activities primarily resulted from net income of $27.7 million, decreases in deferred tax assets and other assets, in addition to non-cash expenses of share-based compensation, depreciation and amortization. These sources of cash were partially offset by increases in accounts receivable and prepaid assets.

Net cash used in investing activities for the nine months ended September 30, 2010 was $47.7 million compared to $13.0 million for the same period in 2009. Cash used in investing activities for the nine months ended September 30, 2010 included the acquisitions of Chapman Kelly for $13.0 million and AMG-SIU for $12.8 million, and the purchase of land and a building in Irving, Texas for $9.9 million. Investments in property, equipment and purchased software were $10.5 million compared to $6.5 million for the same period in 2009. Investment in capitalized software for the nine months ended September 30, 2010 was $1.5 million compared to $1.2 million for the same period in 2009.
Net cash provided by financing activities for the nine months ended September 30, 2010 was $13.8 million compared to $8.6 million for the same period in 2009. Proceeds from stock option exercises in 2010 and 2009 were $5.5 million and $5.7 million, respectively. The excess tax benefits from stock option exercises for the nine months ended September 30, 2010 and 2009 were $8.3 million and $7.6 million, respectively. Repayment of debt for the nine months ended September 30, 2009 was $4.7 million. We had no debt outstanding during 2010, as our debt was repaid in full in October 2009.
The net increase in cash and cash equivalents for the nine months ended September 30, 2010 was $1.2 million compared to $20.3 million for the same period in 2009.
The number of days sales outstanding for the nine months ended September 30, 2010 increased to 85 days from 84 days at September 30, 2009.
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

	Payments Due by Period
					More
		Less than			than 5
Contractual obligations	Total	1 Year	1-3 Years	3-5 Years	Years
Operating leases	$36,876	$12,547	$18,993	$4,414	$922
Interest expense (1)	117	94	23	—	—
Earn out payments	14,545	4,461	10,084	—	—

Total	$51,538	$17,102	$29,100	$4,414	$922

(1)	Interest expense represents the commitment fee due on the Credit Agreement and the interest due on the Letter of Credit. See Note 5 of the Notes to Consolidated Financial Statements for additional information regarding the Credit Agreement.

Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board, FASB, issued guidance that amends ASC Topic 820, Fair Value Measurements and Disclosures, that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. This guidance also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. Except for the detailed Level 3 roll forward disclosures, which were effective, the guidance was effective for reporting periods beginning after December 15, 2009 and did not have an impact on our consolidated interim financial statement.
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
As required by Rule 13a-15(b) under the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
There have been no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 8, 2010	HMS HOLDINGS CORP.

	By:	/s/ William C. Lucia William C. Lucia
President and Chief Executive Officer
and Duly Authorized Officer
(Principal Executive Officer)

	By:	/s/ Walter D. Hosp Walter D. Hosp
Chief Financial Officer
and Duly Authorized Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

‡10.1	HMS Holdings Corp. Director Deferred Compensation Plan

‡10.2	Form of 2010 Director Non-Qualified Stock Option Agreement Under the Third Amendment and Restated 2006 Stock Plan

‡10.3	Form of 2010 Director Restricted Stock Unit Agreement Under the Third Amendment and Restated 2006 Stock Plan

‡10.4	Form 2010 Employee Non-Qualified Stock Option Agreement Under the Third Amendment and Restated 2006 Stock Plan

‡10.5	Form of 2010 Employee Restricted Stock Unit Agreement Under the Third Amendment and Restated 2006 Stock Plan

‡31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

‡31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp. , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

‡32.1	Section 1350 Certification of the Principal Executive Officer of HMS Holdings Corp. , as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

‡32.2	Section 1350 Certification of the Principal Financial Officer of HMS Holdings Corp. , as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

‡	Furnished herewith