Form 10-K
period 2010-12-31
HMS HOLDINGS CORP
filed 2011-03-01
CIK 1196501

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2010, the last business day of the registrant’s most recently completed second quarter was $1.4 billion based on the last reported sale price of the registrant’s Common Stock on the NASDAQ Global Select Market on that date.

There were 27,875,869 shares of common stock outstanding as of February 18, 2011.

Documents Incorporated by Reference

None.

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

We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target,” “seek,” “forecast” and similar expressions. In particular, these include statements relating to future actions, business plans, objects and prospects, future operating or financial performance or results of current and anticipated services, acquisitions and the performance of companies we have acquired, sales efforts, expenses, interest rates and the outcome of contingencies, such as financial results.

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

Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K and in particular, the risks discussed under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and those discussed in other documents we file with the Securities and Exchange Commission.

Any forward-looking statements made by us in this Annual Report on Form 10-K speak only as of the date on which they are made. Factors or events that could cause actual results to differ may emerge from time to time and it is not possible for us to predict all of them. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q and 8-K reports to the Securities and Exchange Commission.

PART I

Item 1.	Business.

Unless the context otherwise indicates, references in this Annual Report to the terms “HMS,” “we,” “our” and “us” refer to HMS Holdings Corp. and its subsidiaries.

General Overview

We provide a variety of cost containment services, including coordination of benefits and program integrity services, for government and private healthcare payors and sponsors. These services are designed to help our clients recover amounts due from liable third parties, save dollars, reduce fraud, waste and abuse and ensure regulatory compliance.

Our clients are state Medicaid agencies, Medicaid and Medicare managed care plans, government and private self-funded employers, Pharmacy Benefit Managers, or PBMs, child support agencies, the Veterans Health Administration, or VHA, the Centers for Medicare & Medicaid Services, or CMS, commercial plans, other healthcare payors and large business outsourcing and technology firms. We help these entities contain healthcare costs by ensuring that claims are paid correctly, through our program integrity services and by ensuring that claims are paid by the responsible party, through our coordination of benefits services.

In September 2010, we acquired privately-held Chapman Kelly, Inc. or Chapman Kelly. Based in Jeffersonville, Indiana, Chapman Kelly provides dependent eligibility audits to large, self-insured employers, as well as plan and claims audits to employers and managed care organizations. With our acquisition of Chapman Kelly we have developed a robust Employer Solutions product area that provides dependent eligibility audit services to employers of all sizes and also augments our claim audit offering for healthcare plans.

In June 2010, we acquired privately-held Allied Management Group — Special Investigation Unit, or AMG-SIU, a leading provider of fraud, waste and abuse prevention and detection solutions for healthcare payors. Based in Santa Ana, California, AMG-SIU provides audit and consulting services to both government and commercial healthcare payors and offers a proprietary forensic claim editing system to analyze claim data for patterns of fraud, waste and abuse. AMG-SIU employs an in-house special investigation unit to conduct preliminary research, investigations, medical record reviews and pharmacy reviews.

Our 2010 revenue increased to $302.9 million, $73.6 million, or 32%, over 2009 revenue, primarily as a result of the expansion of existing product offerings and acquisitions. In addition, we have leveraged our expertise to acquire new clients at the state, federal and employer levels and expand our current contracts to provide new services to current clients.

The Healthcare Environment

The largest government healthcare programs are Medicare, the healthcare program for aged and disabled citizens that is administered by CMS and Medicaid, the program that provides medical assistance to eligible low income persons, which is also regulated by CMS but administered by state Medicaid agencies. Medicare and Medicaid combined pay about one-third of the nation’s healthcare expenditures and serve over 100 million beneficiaries. Many of these beneficiaries are enrolled in managed care plans, which have the responsibility for both patient care and claim adjudication.

By law, the Medicaid program is intended to be the payor of last resort; that is, all other available third party resources must meet their legal obligation to pay claims before the Medicaid program pays for the care of an individual eligible for Medicaid. Under Title XIX of the Social Security Act, states are required to take all reasonable measures to ascertain the legal liability of “third parties” for healthcare services provided to Medicaid recipients. Since 1985, we have provided state Medicaid agencies with services to identify the other parties with liability for Medicaid claims and since 2005, we have provided these services to Medicaid managed care plans.

The Deficit Reduction Act, or the DRA, signed into law in February 2006, established a Medicaid Integrity Program to increase the government’s capacity to prevent, detect and address fraud and abuse in the Medicaid program. The DRA is the largest dedicated investment the federal government has made in ensuring the integrity of the Medicaid program. Additionally, the DRA added new entities, such as self-insured plans, PBMs and other “legally responsible” parties to the list of entities subject to the provisions of the Social Security Act. To date, at least 47 states and the District of Columbia have enacted legislation in order to comply with requirements of the DRA. These measures at both the federal and state level have strengthened our ability to identify and recover erroneous payments made by our clients.

The Patient Protection and Affordable Care Act, as amended or the ACA, was signed into law on March 23, 2010. The legislation touches almost every sector of the healthcare system and we believe provides us with a range of opportunities across products and markets. We are focused on four critical areas related to this legislation:

•	Medicaid Expansion

•	Health Insurance Exchanges

•	Program Integrity, and

•	Employer-Sponsored Health Coverage

Medicaid Expansion: States will have to expand their Medicaid programs significantly at a time when most states are facing severe budget shortfalls. According to CMS’s projections for national health expenditures for 2009-2019, which were updated in September 2010 and which we refer to as the CMS NHE Projections, the number of individuals enrolled in Medicaid and the Children’s Health Insurance Program, or CHIP, is expected to increase from 60.4 million in 2010 to 82.2 million in 2019, with expenditures expected to more than double over the same period from $427 billion to $896 billion. As a result, we anticipate a considerable increase in the need for our cost containment services.

Health Insurance Exchanges: The ACA calls for new pathways to coverage, including the creation of health insurance exchanges similar to the “Health Connector” program established in Massachusetts. CMS reports that 16 million people will receive health coverage through these newly created exchanges. The complex process of ensuring that all available benefits are coordinated at the time of enrollment is the target of our eligibility solutions. States will also be required to coordinate their exchanges with Medicaid agencies and will be charged with determining the appropriate level of federal subsidy for individuals. We believe that our experience with the Massachusetts Connector program and in administering health insurance premium payment programs for states will enable us to support states in developing premium assistance and coordination of benefits technology and processes across Medicaid and the exchange programs.

Program Integrity: The ACA contains a number of new provisions for combating fraud and abuse throughout the healthcare system, including in Medicaid and Medicare. These initiatives include (i) the expansion of CMS’s Recovery Audit Contractor program to include Medicaid, (ii) the establishment of a national healthcare fraud and abuse data collection program and (iii) increased scrutiny of providers and suppliers who want to participate in Medicare, Medicaid and other federally-funded programs. The ACA allows for significant increases in funding for these and other fraud, waste and abuse efforts. We will be building on our current partnerships with CMS, states and health plans to provide innovative ideas for increasing our support of their new program integrity initiatives.

Employer-Sponsored Health Coverage: The ACA largely preserves and builds upon the existing employer-sponsored health coverage model. Though not all employers will be required to provide healthcare coverage, large employers (those with 50 or more employees) will pay a penalty if they fail to do so. Employers will also be prohibited from imposing waiting periods for enrollment of more than 90 days and in certain cases, employers will have to automatically enroll employees into their benefit plans, while providing them with the ability to opt out. These new requirements for employers, coupled with the Medicaid expansion and implementation of state exchanges, will result in more overlapping coverage situations and an opportunity for our employer clients and Medicaid to collaborate. We expect that HMS Employer Solutions will be able to offer claim audit services to employers of all sizes, which will be necessary as these employers extend coverage to their employees.

Principal Products and Services

The demand for our services arises, in part, from the small but significant percentage of government funds spent in error, where another payor was actually responsible for the service, or a mistake was made in applying complex claim processing rules. According to the 2010 Agency Financial Report, the U.S. Department of Health and Human services estimates that improper payments in the Medicaid and Medicare programs totaled $70.4 billion in 2010. Our services focus on containing costs by reducing errors that result in these improper payments.

Our services draw upon proprietary information management and data mining techniques and include coordination of benefits, cost avoidance and program integrity. In 2010, we recovered more than $1.7 billion for our clients and provided data to our clients that assisted them in preventing billions of dollars more in erroneous payments.

We provide the following services:

•	Coordination of benefits services, which route claims already paid by a government program to the liable third party, which then reimburses the government payor. The Medicaid and Medicare programs, including Medicaid and Medicare managed care organizations and VHA must all coordinate benefits with other payors to ensure that claims are paid by the entitlement program, group health plan or other party that actually bears responsibility for a particular incident of medical service. By properly coordinating benefits, these programs are able to recover dollars spent in error and avoid unnecessary future costs.

•	Cost avoidance services, which provide validated insurance coverage information that is used by government payors to reject claims that are the responsibility of a third party, typically a group health plan sponsored by a beneficiary’s employer. Additionally, child support agencies use this information to identify children who have coverage from either the custodial or non-custodial parent, as well as to identify children without coverage. With validated insurance information, healthcare payors can avoid unnecessary future costs.

•	Program integrity services, which are designed to ensure that medical services are utilized, billed and paid appropriately. We identify payment errors and then recover the erroneous payments, if appropriate. Our program integrity services include: data mining; credit balance reviews; clinical reviews; fraud, waste and abuse detection; compliance audits; and recoupment services.

To perform our services, we aggregate medical claims, medical records, health insurance and other beneficiary data from a variety of sources. The data is mined to identify instances of health insurance coverage, or claims that were paid in error for administrative or clinical reasons. We provide our clients with ways to recover funds or avoid future errors, including validating primary insurance coverage, generating electronic claims to liable third parties, documenting liens that attach to personal injury litigation and estates, providing overpayment edits to claims adjudication systems and enrolling children under the insurance of non-custodial and custodial parents, as appropriate.

Clients

The majority of our clients consist of state Medicaid agencies and managed care organizations and large business outsourcing and technology firms. From 2005 through 2010, we increased our penetration into the Medicaid managed care market, as states increased their use of contracted health plans. As of December 31, 2010, we served 41 state Medicaid agencies and 125 Medicaid health plans under 57 contracts.

In 2008, we were awarded a Medicaid Integrity Program, or MIP, Task Order in the CMS Dallas jurisdiction and in 2009, we were awarded a second MIP Task Order in the San Francisco jurisdiction. Under these task orders, we examine payments to providers made under the Social Security Act, with the objective of identifying potential overpayments made as a result of fraud, waste, or abuse. We are now the CMS Audit Medicaid Integrity Contractor, or Audit MIC, for 22 state and territory Medicaid programs.

By the end of 2010, we also provided coordination of benefits and third party insurance identification services to medical centers across all 21 Veterans Integrated Service Networks of VHA and to child support agencies in 14 states.

In most cases, clients pay us contingency fees calculated as a percentage of the amounts recovered, or fixed fees for cost avoidance data. Most of our contracts have terms of three to four years.

Our largest client in 2010 was the New York State Office of the Medicaid Inspector General. This client accounted for 6.7%, 7.8% and 7.9% of our total revenue for the years ended December 31, 2010, 2009 and 2008, respectively. The New York State Office of the Medicaid Inspector General became our client in September 2006, as part of our acquisition of the Benefits Solutions Practice Area, or BSPA, of Public Consulting Group, Inc., or PCG. We provide services to the New York State Office of the Medicaid Inspector General pursuant to a contract awarded in October 2001, which was subsequently re-procured and extended through January 6, 2015. Our second largest client in 2010 was the New Jersey Department of Human Services. This client accounted for 5.3%, 6.2% and 6.6% of our total revenue in the years ended December 31, 2010, 2009 and 2008, respectively. We provide services to this client pursuant to a three year contract awarded in January 2008, which has been renewed through December 2012. The loss of either one of these contracts would have a material adverse effect on our financial position, results of operations and cash flows.

The list of our ten largest clients changes periodically. For the years ended December 31, 2010, 2009 and 2008, our ten largest clients represented 36.4%, 39.5% and 43.5% of our revenue, respectively. Our agreements with these clients expire between 2011 and 2015. In many instances, we provide our services pursuant to agreements that may be renewed subject to a competitive re-procurement process. Several of our contracts, including those with our ten largest clients, may be terminated for convenience. We cannot assure you that our contracts, including those with our ten largest clients, will not be terminated for convenience or that any of these contracts will be renewed, and, if renewed, that the fee rates will be equal to those currently in effect.

Market Trends/Opportunities

Containing healthcare expenditures presents challenges for the government due to the number and variety of programs at the state and federal level, the government appropriations process and the rise in the cost of care and number of beneficiaries. Healthcare reform legislation adds increased pressure to states to cover more individuals even as most states are projecting significant budget deficits, making cost containment a high priority.

Government healthcare programs continue to grow. CMS has projected that Medicaid, CHIP and Medicare expenditures will increase to $1.8 trillion by 2019.

According to CMS’s NHE Projections, at the end of 2010, Medicare programs covered approximately 46.8 million people and spent approximately $535 billion. CMS projects that by the end of 2010, Medicaid/CHIP programs covered approximately 60.4 million people and spent approximately $427 billion. Altogether, it is projected that the government programs we serve covered more than 107 million people and have spent nearly $962 billion in 2010. We believe that enrollment in these programs will increase significantly under healthcare reform legislation.

In its financial report for 2010, the U.S. Department of Health and Human Services estimated that improper payments in Medicare and Medicaid will total approximately $70.4 billion for the 2010 fiscal year.

Coordinating benefits among these growing programs and ensuring that claims are paid appropriately, represents both an enormous challenge and opportunity for us.

Competition

We compete primarily with large business outsourcing and technology firms and with small regional firms specializing in one or more of our services, in addition to the states themselves, which may elect to perform coordination of benefits and cost avoidance functions in-house. Against these competitors, we typically succeed on the basis of our leadership position in the marketplace, staff expertise, extensive insurance eligibility database, proprietary systems and processes, existing relationships and effectiveness in cost recoveries and pricing.

Business Strategy

Over the course of 2011, we expect to grow our business through a number of strategic objectives or initiatives that may include:

•	Drive organic growth. We will seek to tap demand for our services created by the steadily increasing expenditures of government-funded healthcare.

•	Strengthen regulatory framework. On behalf of our clients, we will take advantage of congressional and state legislation reinforcing the ability of government agencies to implement more rigorous cost-containment programs.

•	Expand scope. We will actively seek to expand our role with existing clients by extending our reach to new services and claim types and by providing earlier access to claim data.

•	Improve the quality and effectiveness of our services. We will continue implementing new technology and processes to better engineer the services we provide to our clients, which we expect will enable us to increase cost recovery, cost-containment and client satisfaction.

•	Add new clients. We will continue to market to additional healthcare payors and sponsors, including mid- to large employers, middle market Medicaid managed care plans, behavioral health programs and commercial plans.

•	Expand program integrity footprint. We will continue to seek new program integrity business at the state and federal levels and in the employer and commercial markets.

•	Add new services. Where opportunities exist, we will continue to add services closely related to cost containment through internal development and/or acquisition.

Employees

As of December 31, 2010, we had 1,736 employees, of which 1,656 were full time. Of our total employees, 100 support selling, general and administrative activities.

Executive Officers of HMS Holdings Corp.

Our executive officers are subject to annual appointment by the Board of Directors. Set forth below is information regarding each of our executive officers. Further information about Mr. Lucia is presented under the heading “Our Board of Directors” in Item 10 of Part III of this Annual Report on Form 10-K.

Name	Age	Position

William C. Lucia	53	President, Chief Executive Officer and Director
Walter D. Hosp	53	Senior Vice President, Chief Financial Officer
Sean Curtin	42	Executive Vice President of Operations
Christina Dragonetti	47	Executive Vice President of Corporate Development
Edith Marshall	59	General Counsel and Corporate Secretary
Cynthia Nustad	38	Senior Vice President, Chief Information Officer
Maria Perrin	47	Executive Vice President of Government Markets
John D. Schmid	53	Vice President of Human Resources
Ronald D. Singh	42	Executive Vice President of Commercial Markets

Walter D. Hosp has served as our Senior Vice President and Chief Financial Officer since July 2007. Mr. Hosp has over 20 years of experience in senior financial executive positions for large publicly-traded healthcare companies. From August 2002 to July 2007, Mr. Hosp was Vice President & Treasurer of Medco Health Solutions, Inc. (MHS). Prior to MHS, Mr. Hosp served as Chief Financial Officer of Ciba Specialty Chemicals Corporation and President of their Business Support Center. Mr. Hosp also served as Vice President & Treasurer for CIBA-GEIGY Corporation and Director of Treasury Operations for Avon Products, Inc. Mr. Hosp serves on the Board of Directors of the United Way of Westchester and Putnam.

Sean Curtin has served as our Executive Vice President of Operations since March 2009. From September 2006 to March 2009. Mr. Curtin served as our Senior Vice President of Government Services North. Mr. Curtin is responsible for managing our core products, shared service operations and information technology and systems department. Mr. Curtin joined HMS through our acquisition of BSPA in 2006. From 1997, until August 2006, Mr. Curtin served as a Manager at PCG’s recovery unit, where he was responsible for PCG’s subrogation product line. During his tenure at PCG, Mr. Curtin managed several large scale state third party contracts, including New York and Ohio and played an integral role in growing PCG’s Child Support and Veteran’s Administration product lines. Mr. Curtin also led the effort to develop Tracer, BSPA’s integrated third party and child support recovery and case management system.

Christina Dragonetti has served as our Executive Vice President of Corporate Development since January 2011. From March 2009 to December 2010, Ms. Dragonetti served as our Executive Vice President of Managed Care Services and was responsible for our managed care and private health insurance arenas. Ms. Dragonetti has more than 20 years of experience within the HMS family of companies, having served in multiple roles in corporate communications and marketing, organizational development and product development. From 2005 to 2009, Ms. Dragonetti served as the Senior Vice President for the Reimbursement Services Group, our wholly owned subsidiary, where she led the delivery of cost reporting and audit support services. From 1997 to 1999 she served as Corporate Director of Strategy, focused on strategic planning and acquisition integration.

Edith Marshall has served as our General Counsel since May 2010. Prior to joining HMS, Ms. Marshall was Counsel at the law firm of Arnold & Porter, LLP, where, as a member of the firm’s FDA and Healthcare Practice Group, she counseled and represented clients in a wide range of matters arising under Medicare and Medicaid, the Public Health Service Act, the Veterans Health Care Act, HIPAA, fraud and abuse laws, state and federal statutes and regulations pertaining to healthcare. In her over 30 years of practicing law, Ms. Marshall has held a variety of different positions in both the federal government and the private sector. Her extensive government experience includes more than two decades of public service as an attorney at the U.S. Department of Health and Human Services (where she focused on Medicare and Medicaid issues), as a litigator at the U.S. Department of Justice and as an Assistant U.S. Attorney for the District of Columbia and supervisor of the Civil Division of the U.S. Attorney’s Office.

Cynthia Nustad has served as our Senior Vice President and Chief Information Officer since February 2011. Ms. Nustad has over 15 years of management experience in the healthcare information technology industry. From January 2005 to January 2011, Ms. Nustad served as Vice President — Architecture & Technology for Regence (Blue Cross Blue Shield), where she was responsible for servicing a large corporation across multiple sites and states. From May 2002 to December 2004, Ms. Nustad served as the Vice President — Software Development and Product Management for OAO Healthcare Solutions, Inc. During her tenure at OAO, Ms. Nustad managed, from inception to commercialization, the strategic development of a flagship platform and database-independent managed care benefits and claims processing system designed for, among others, health care plans, self-insured employer groups and government agencies. Prior to OAO Ms. Nustad held leadership roles at e-MedSoft.com and WellPoint Health Networks.

Maria Perrin has served as our Executive Vice President of Government Services since March 2009. From April 2007 to March 2009, Ms. Perrin served as our Senior Vice President of Government Relations. Ms. Perrin has over 15 years of experience as a sales and operational executive for large and mid-tier companies. From October 2004 to April 2007, Ms. Perrin was Senior Vice President of Sales, Marketing and Business Development at Performant Financial Corporation, where she developed Performant’s healthcare recovery audit division and led the business development and contract management functions for over 30 federal and state government clients. Ms. Perrin has also held senior strategic planning, finance and operational roles in Fortune 500 companies, including Bestfoods and Nissan Motor Corporation.

John D. Schmid has served as our Vice President of Human Resources since April 2007. Mr. Schmid has over 17 years of experience in the human resources field, having held senior human resource executive positions for public companies in the service and production industries. From December 2002 to April 2007, Mr. Schmid served as global Director of HR Operations for Perot Systems. At Perot, his responsibilities included IT outsourcing, international services and the management of new and existing service center operations to support Perot’s healthcare provider back offices. Prior to Perot, Mr. Schmid held field and corporate human resource positions with Office Depot and Fleming Companies. Mr. Schmid served in the US Navy as a Surface Warfare Officer for eight years before moving into the corporate human resources arena.

Ronald D. Singh has served as our Executive Vice President of Commercial Markets since January 2011. From January 2008 to December 2010, Mr. Singh served as our Senior Vice President of Government Services South, responsible for managing large scope government agency contracts across 13 states with annual revenues exceeding $67 million. Mr. Singh has over 20 years of healthcare cost containment and management experience with commercial payors, government payors and large healthcare providers. In 1995 Mr. Singh joined PCG, where he was instrumental in growing the product offering and market share of BSPA. Mr. Singh joined HMS through our acquisition of BSPA in 2006.

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

Available Information

We maintain a website (www.hms.com) that contains various information about us and our services. Through our website, we make available, free of charge, access to all reports filed with the U.S. Securities and Exchange Commission, or the SEC, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and our Proxy Statements, as well as amendments to these reports or statements, as filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. You may also read and copy this information, for a copying fee, at the SEC’s Public Reference Room at 100 F Street NE, Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room. The content on any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

We also make the following documents available on our website under the “Investor Relations”/“Corporate Governance” tabs: the Audit Committee Charter, the Compensation Committee Charter, the Nominating Committee Charter, the Compliance Committee Charter, our Code of Conduct and our Code of Ethics. You may also obtain a copy of any of the foregoing documents, free of charge, if you submit a written request to our corporate office, Attention: Investor Relations, 401 Park Avenue South, New York, NY 10016.

Corporate Information

We were incorporated on October 2, 2002 in the state of New York. On March 3, 2003, we adopted a holding company structure and assumed the business of our predecessor, Health Management Systems, Inc. In connection with the adoption of this structure, Health Management Systems, which began doing business in 1974, became our wholly owned subsidiary.

Item 1A.	Risk Factors.

We provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business that, individually or in the aggregate, may cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. You should consider these factors, but understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties involved with investing in our stock. These risk factors should be read in connection with other information set forth in this Annual Report, including our Consolidated Financial Statements and the related Notes.

Risks Relating to Our Business

We face significant competition for our services and we expect competition to increase. Our business will be adversely impacted if we fail to properly manage our growth.

Competition for our services is evident in the markets we serve. We expect to encounter additional competition as we address new markets and new competitors enter our existing markets. In addition, our current and prospective clients evaluate our capabilities against the merits of their existing information management and data processing systems and expertise. We compete with other providers of healthcare information management and data processing services, including, Maximus, Inc., Affiliated Computer Services, Inc., Ingenix and Medicare Recovery Audit Contractor vendors, as well as healthcare consulting firms, including PCG and Accenture. To date, PCG has been prohibited from competing with us under the terms of a Non-Compete Agreement which we entered into in connection with the BSPA acquisition in 2006. Upon the expiration of that agreement in September 2011, PCG could re-enter as a competitor to HMS.

In order to remain competitive and expand our business, we must be able to quickly respond to new or emerging technologies, changes in client requirements and changes in the political, economic or regulatory environment in the healthcare industry. Some of our competitors have formed business alliances with other competitors that may affect our ability to work with potential clients. In addition, if some of our competitors merge, a stronger competitor may result. Many of our competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources and market recognition than we have and accordingly may be in a position to devote greater resources to the development, promotion and sale of their services than we can. If we fail to design, develop, implement and improve our systems in response to our clients’ needs, we may not be able to maintain or expand our client base, hire and retain new employees, pursue new business opportunities, complete future acquisitions or operate our business effectively. In addition, services, solutions and technologies offered by current or future competitors may make our services or solution offerings uncompetitive or obsolete. We cannot assure you that we will be able to compete successfully against existing or any new competitors. If, as a result of increased competition, we are forced to lower our pricing or if demand for our services decreases, our business, financial condition, results of operations and cash flow could be materially adversely affected.

Our business could be adversely affected if we lose a major client, if our clients are not satisfied with our services or if they elect to terminate our contracts before their scheduled expiration date.

We generate a significant portion of our revenue from a limited number of large clients. For the years ended December 31, 2010, 2009 and 2008, our three largest clients accounted for approximately 16%, 19% and 20%, respectively, of our revenue from continuing operations.

Our business model depends in large part on our ability to attract new work from our base of existing clients. It also depends on relationships we develop with our clients so that we can understand our clients’ needs and deliver solutions and services that are tailored to meet those needs. If a client is not satisfied with the quality of work performed by us, or with the type of services or solutions delivered, then we could incur additional costs to address the situation, the profitability of that work might be impaired and the client’s dissatisfaction with our services could damage our ability to obtain additional work from that client. In particular, since several of our contracts are terminable upon short notice for convenience by either party, clients that are not satisfied might seek to terminate existing contracts prior to their scheduled expiration date and could direct future business to our competitors. Negative publicity related to our client relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new contracts with current and prospective clients. We cannot assure you that a material contract will not be terminated for convenience in the future.

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

We have experienced significant variations in our revenue between reporting periods due to the timing of periodic revenue recovery projects and the timing and delays in third party payors’ claim adjudication and ultimate payment to our clients where our fees are contingent upon such collections. In addition, our revenue and, consequently, our operating results may vary significantly from period to period as a result of factors including the terms and progress of contracts, fluctuations in sales activity given our sales cycle of approximately three to eighteen months, the commencement, completion or termination of contracts during any particular quarter, expenses related to certain contracts which may be incurred in periods prior to revenue being recognized, the schedules of government agencies for awarding contracts, the term of awarded contracts, potential acquisitions, the loss of clients and general economic conditions as they affect healthcare providers and payors. For example, a significant portion of our operating expenses are fixed. Any inability on our part to reduce spending or to compensate for any failure to receive anticipated revenues could magnify the adverse impact of such events on our operating results. We cannot predict the extent to which future revenue variations could occur due to these or other factors. As a result, our results of operations are subject to significant fluctuation and our results of operations for any particular quarter or fiscal year may not be indicative of results of operations for future periods.

We are subject to extensive government regulation and our government contracts are subject to audit and investigation rights. Any violation of the laws and regulations applicable to us or a negative audit or investigation finding could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Our business is regulated by the federal government and the states in which we operate. The laws and regulations governing our operations are generally intended to benefit and protect health plan members and providers, rather than stockholders. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations, along with the terms of our government contracts, regulate how we do business, what services we offer and how we interact with our clients, providers and the public. We are subject, on an ongoing basis, to various governmental reviews, audits and investigations to verify our compliance with our contracts and applicable laws and regulations.

In addition, because we receive payments from federal and state governmental agencies, we are subject to various laws, including the Federal False Claims Act, which permit the federal government to institute suits against us for violations and, in some cases, to seek treble damages, penalties and assessments. Many states, including states where we currently do business, likewise have enacted parallel legislation. In addition, private citizens, acting as whistleblowers, can sue on behalf of the government under a special provision of the False Claims Act.

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

Changes in the United States healthcare environment and steps we take in anticipation of such changes, particularly as they relate to the recently adopted ACA, could have a material negative impact on our business financial condition, results of operations and cash flow.

The healthcare industry in the United States is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare organizations and agencies. The ACA was signed into law in March 2010 and in general seeks to reduce health care costs and decrease over time the number of uninsured legal U.S. residents. Especially because of the legislation’s strong emphasis on program integrity and cost containment, we regard this legislation, on the whole, as creating potential, new opportunities for the expansion of our business and service offerings. However, it is difficult to predict the full impact of the legislation due to its complexity, as well as a wide range of other factors contributing to the uncertainty of the present healthcare landscape. These factors include a current lack of implementing regulations or administrative policy guidance, the unpredictability of responses by states, businesses and other entities to various choices available to them under the law and the possibility that implementation of some or all of the legislation could be blocked by Court challenges, repealed by Congressional efforts or otherwise modified at the state-level.

We have made and will continue to make investments in personnel, infrastructure and product development, as well as in the overall expansion of the services that we offer in order to support existing and new clients as they prepare for and implement the requirements of the ACA. However, the uncertain status of ACA implementation, combined with the unpredictability of the consequences of certain of its provisions, makes it difficult to determine which and when, adaptive changes should be undertaken. Our business, financial condition, results of operations and cash flow could be adversely affected if efforts to repeal, waive, modify or otherwise change the ACA, in whole or in part, succeed or, if the ACA is implemented as adopted and we are unable to adapt our products and services to meet its requirements.

In sum, recent or future legislative enactments may increase or decrease government involvement in healthcare, lower reimbursement rates and/or otherwise change the operating environment for our clients.

Healthcare organizations may react to changed circumstances, financial pressures and uncertainty surrounding ACA implementation by curtailing or deferring their retention of service providers such as us, thus reducing the demand for our services and, in turn, materially adversely affecting our business, financial condition, operational outcomes and cash flow.

Simplification of the healthcare payment process could reduce the need for and the price of our services.

The complexity of the healthcare payment process and our experience in offering services that improve the ability of our clients to recover incremental revenue through that process have contributed to the success of our service offerings. Complexities of the healthcare payment process include multiple payors and the coordination and utilization of clinical, operational, financial and/or administrative review instituted by third-party payors in an effort to control costs and manage care. If the payment processes associated with the healthcare industry are simplified significantly, the need for our services, or the price clients are willing to pay for our services, could be reduced, which could materially adversely affect our business, financial condition, results of operations and cash flow.

Budget deficits and/or fluctuations in the number of requests for proposals issued by governments and their agencies may adversely impact our business.

A significant percentage of our fiscal year 2010 revenues were derived from contracts with federal, state and local governments and their agencies. Our growth strategy includes aggressively pursuing new opportunities, leveraging our expertise to acquire new clients at the state, federal and employer levels and expanding our current contracts to provide new services to current clients. From time to time, government clients may face budget deficits. This is particularly true as a result of current economic conditions. Also, the number of requests for proposals, or RFPs, issued by government agencies is subject to fluctuation. If government budgets are reduced, then the services we provide could be considered non-essential, our contracts could be terminated and future contracting opportunities for government contracts could be limited. In addition, payments due to us from government agencies may be delayed due to billing cycles or as a result of failures to approve governmental budgets in a timely manner, which would increase our use of working capital. The failure to receive timely payments, as well as the loss of existing government contracts and future contracting opportunities, could materially adversely affect our business, financial condition, results of operations and cash flow.

We must comply with laws and regulations regarding patient privacy and information security, including taking steps to ensure that our workforce, our subcontractors and our business associates who obtain access to sensitive patient information maintain its confidentiality. Our failure, or a failure by our subcontractors or business associates, to comply with those laws and regulations, whether or not inadvertent, could subject us to legal actions and negatively impact our operations.

We process, transmit and store information relating to identifiable individuals, both in our role as a service provider and as an employer. The use of individually identifiable data by our business is regulated at the federal and state levels. These laws and rules are changed frequently by legislation or administrative interpretation. Various state laws address the use and disclosure of individually identifiable health data. Most are derived from the privacy and security provisions in the federal Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH. HIPAA also imposes standards and requirements on our business associates (as this term is defined in the HIPAA regulations) and our other subcontractors. Even though we take measures to comply with all applicable regulations and to ensure that our business associates and subcontractors are in compliance, we still have limited control over their actions and practices. Compliance with these proposals, requirements and new regulations may result in cost increases due to necessary systems changes, the development of new administrative processes and the effects of potential noncompliance by our business associates and subcontractors. Such proposals, requirements and new regulations also may impose further restrictions on our use of patient identifiable data that is housed in one or more of our administrative databases.

We have implemented security systems with the intent of maintaining the physical security of our facilities and protecting our clients’ and our suppliers’ confidential information and information related to identifiable individuals against unauthorized access through our information systems or by other electronic transmission or through the misdirection, theft or loss of physical media. These include, for example, the encryption of information. Despite such efforts, we may become subject to a breach of our security systems which may result in unauthorized access to our facilities and/or the protected information.

If we, or our subcontractors that receive or utilize confidential information on our behalf, fail to comply with applicable laws or if unauthorized parties gain physical access to one of our facilities or electronic access to our information systems or such information is misdirected, lost or stolen during transmission or transport, any theft or misuse of such information could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our clients that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flow.

We obtain a significant portion of our business through competitive bidding in response to government RFPs. We may not be awarded contracts through this process on the same level in the future as in the past. If we fail to accurately estimate the factors upon which we base our contract pricing, we may generate less profit than expected or incur losses on those contracts.

In order to market our services to clients, we are often required to respond to government RFPs to compete for a contract. This requires that we accurately estimate our cost structure for servicing a proposed contract, the time required to establish operations and likely terms of the proposals submitted by competitors. We must also assemble and submit a large volume of information within an RFP’s rigid timetable. Our ability to respond successfully to RFPs will greatly impact our business. We cannot assure you that we will continue to obtain contracts in response to government RFPs or that our proposals will result in profitable contracts. In addition, competitors may protest contracts awarded to us through the RFP process which may cause the award to be delayed or overturned or may require the client to reinitiate the RFP process.

Our pricing is dependent on our internal forecasts and predictions about our projects and the marketplace, which might be based on limited data and could turn out to be inaccurate. A majority of our contracts are contingency fee based. For contingency fee based offerings, we receive our fee based on recoveries received by our clients. To earn a profit on a contingency fee offering, we must accurately estimate costs involved and assess the probability of completing individual transactions within the contracted time period. Our contracts with the federal government generally are cost-plus or time and material based. Revenue on cost-plus contracts is recognized based on costs incurred plus an estimate of the negotiated fee earned. If we do not accurately estimate the costs and timing for completing projects, or if we encounter increased or unexpected costs, delays, failures or risks, including those outside our control, our contracts could prove unprofitable for us or yield lower profit margins than anticipated. Although we believe that we have recorded adequate provisions in our financial statements for losses on our fixed-price and cost-plus contracts where applicable, as required under United States generally accepted accounting principles, or U.S. GAAP, we cannot assure you that our contract loss provisions will be adequate to cover all actual future losses.

Our business depends on effective information systems and the integrity of the data in our information systems. A major failure of our information systems could harm our business.

Our ability to conduct our operations and accurately report our financial results depends on the integrity of the data in our information systems. These information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs and handle our expansion and growth. In addition, as a result of our acquisition activities, we have acquired additional systems that have to be phased out or integrated with our current systems. If we encounter a business disruption, if we find the information we rely upon to run our businesses to be inaccurate or unreliable, or if we fail to maintain our information systems and data integrity effectively and our business continuity plans do not effectively compensate on a timely basis, we could suffer operational disruptions, loss of existing clients, difficulty in attracting new clients or in implementing our growth strategies, problems establishing appropriate pricing, disputes with clients, civil or criminal penalties, regulatory problems, increases in administrative expenses, loss of our ability to produce timely and accurate financial and other reports, or other adverse consequences, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flow.

We depend on information suppliers. If we are unable to successfully manage our relationships with a number of these suppliers, the quality and availability of our services may be harmed.

We obtain some of the data used in our services from third party suppliers and government entities. If a number of suppliers are no longer able or are unwilling to provide us with certain data, we may need to find alternative sources. If we are unable to identify and contract with suitable alternative data suppliers and integrate these data sources into our service offerings, we could experience service disruptions, increased costs and reduced quality of our services. Additionally, if one or more of our data suppliers terminates our existing agreements, we cannot assure you that we will be able to obtain new agreements with other data suppliers on terms favorable to us, if at all. Loss of such access or the unavailability of data in the future due to increased governmental regulation or otherwise could have a material adverse effect on our business, financial condition, results of operations and cash flow.

We may rely on subcontractors and partners to provide clients with a single-source solution.

From time to time, we may engage subcontractors, teaming partners or other third parties to provide our clients with a single-source solution. While we believe that we perform appropriate due diligence on our subcontractors and teaming partners, we cannot guarantee that those parties will comply with the terms set forth in their agreements. We may have disputes with our subcontractors, teaming partners or other third parties arising from the quality and timeliness of their work, client concerns about them or other matters. Subcontractor performance deficiencies or misconduct could result in a client terminating our contract for default and/or could adversely affect our client relationships. We may be exposed to liability and we and our clients may be adversely affected if a subcontractor or teaming partner fails to meet its contractual obligations.

We use software vendors, utility providers and network providers in our business and could be materially adversely affected if they cannot deliver or perform as expected or if our relationships with them are terminated or otherwise change.

Our ability to service our clients and deliver and implement solutions requires that we work with certain third party providers, including software vendors, utility and network providers and depends on their meeting our expectations in a timely and quality manner. Our business could be materially and adversely affected and we might incur significant additional liabilities if the services provided by these third party providers do not meet our expectations or if they terminate or refuse to renew their relationships with us or were to offer their products to us in the future on less advantageous terms. In addition, while there are backup systems in many of our operating facilities, an extended outage of utility or network services may have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

Various laws, regulations and administrative policies prohibit companies from performing work for government agencies that might be viewed to create an actual or apparent conflict of interest. These factors may limit our ability to pursue and perform certain types of work. In particular, CMS has strict conflict of interest requirements which can limit our bidding for specific work for CMS. State governments also have conflict of interest requirements that could limit our ability to bid for certain work. Conflict of interest requirements constantly change at the federal, state and municipal levels and we cannot assure you that we will be successful in securing new business for entities for which we are currently conducting or have conducted services. If we are prevented from expanding our business due to conflicts of interest, our business could be adversely affected.

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

We intend to continue our acquisition strategy. We cannot, however, assure you that we will be able to identify any potential acquisition candidates or consummate any additional acquisitions or that any future acquisitions will be successfully integrated or will be advantageous to us. Entities we acquire may not achieve the revenue and earnings we anticipated or their liabilities may exceed our expectations. Client dissatisfaction or performance problems with an acquired entity could materially and adversely affect our reputation as a whole. In addition, notwithstanding due diligence exercised during the acquisition process, we may subsequently be exposed to unanticipated financial liability and/or negative publicity related to prior acts by the acquired entity. We may be unable to profitably manage entities that we have acquired or that we may acquire or we may fail to integrate them successfully without incurring substantial expenses, delays or other problems, any of which could adversely affect our business, financial condition, results of operations and cash flow.

We may not be able to realize the entire book value of goodwill and other intangible assets from acquisitions.

As of December 31, 2010, we have approximately $107.4 million of goodwill and $19.8 million of intangible assets. We periodically assess these assets to determine if they are impaired. We monitor for impairment of goodwill on past and future acquisitions. We perform our impairment testing in the second quarter of each year. In the event that the book value of goodwill is impaired, any such impairment would be charged to earnings in the period of impairment. We cannot assure you that future impairment of goodwill will not have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

Innovative, experienced and technologically proficient individuals are in great demand and are likely to remain a limited resource. We cannot assure you that we will be able to continue to attract and retain desirable executive officers and senior managers. Our inability to hire sufficient personnel on a timely basis or the loss of significant numbers of executive officers, senior managers or information technology professionals could adversely affect our business, financial condition, results of operations and cash flow.

Risks Related to Our Common Stock

The market price of our common stock may be volatile.

The market price of our common stock has fluctuated widely and may continue to do so. For example, during the 52-week period ended February 18, 2011, the closing price of our common stock on the NASDAQ Global Select market ranged from a high of $73.92 per share, to a low of $45.02 per share. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. Some of these factors are:

•	actual or anticipated variations in our results of operations;

•	the gain or loss of significant contracts;

•	delays in our development and introduction of new services;

•	changes in government policies or regulations;

•	developments in our relationships with current or future clients and suppliers;

•	operating and stock price performance of other companies that investors deem comparable to our company;

•	news reports relating to trends, concerns and other issues in the healthcare industry;

•	perceptions in the marketplace regarding us and/or our competitors;

•	acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	political developments affecting healthcare at the federal, state or local level;

•	our failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	the hiring or departure of key personnel;

•	the introduction of new services by us or our competitors;

•	changes in estimates of our performance or recommendations by securities analysts;

•	future sales of shares of common stock in the public market;

•	securities class action or other litigation; and

•	market conditions in the industry and the economy as a whole.

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

Failure to fully comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively affect our business, the price of our common stock and market confidence in our reported financial information.

We periodically evaluate and test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2010. If in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), investors, customers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business, investor confidence in our financial results may weaken and our stock price may suffer.

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

We have paid no cash dividends on any of our capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future. The success of your investment in our common stock will likely depend entirely upon any future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which you purchased your shares.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our New York City corporate headquarters consists of approximately 87,500 square feet of leased space, of which 35,000 square feet is subleased to other occupants. If not renewed, the lease for our corporate headquarters will expire in May 2013. In June 2010, we purchased the 223,000 square foot office building in Irving, Texas which houses the primary center for our operational activities. We currently occupy approximately 131,000 square feet of the building. As of December 31, 2010, we leased approximately 289,000 square feet of office space in 38 other locations throughout the United States, the leases for which expire between 2011 and 2016. See Note 12 of the Notes to Consolidated Financial Statements for additional information about our lease commitments. In general, we believe our facilities are suitable to meet our current and reasonably anticipated needs.

Item 3.	Legal Proceedings.

Legal proceedings to which we are a party, in the opinion of our management, are not expected to have a material adverse effect on our financial position, results of operations, or liquidity.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is included in the NASDAQ Global Select Market, under the symbol HMSY. The table below summarizes the high and low sales prices per share for our common stock for the periods indicated, as reported on the NASDAQ Global Select Market.

	High	Low

Year ended December 31, 2010
Quarter ended December 31, 2010	$67.10	$55.37
Quarter ended September 30, 2010	59.84	50.58
Quarter ended June 30, 2010	57.06	49.30
Quarter ended March 31, 2010	54.07	43.13
Year ended December 31, 2009
Quarter ended December 31, 2009	$50.67	$37.00
Quarter ended September 30, 2009	43.00	34.77
Quarter ended June 30, 2009	41.20	28.21
Quarter ended March 31, 2009	36.45	28.50

Holders

As of the close of business on February 18, 2011, there were 437 holders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Our current intention is to retain earnings to support the future growth of our business.

Comparative Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholders return of the NASDAQ Composite Index, the NASDAQ Computer and Data Processing Index and the NASDAQ Health Services Index assuming an investment of $100 on December 31, 2005 and the reinvestment of dividends through fiscal year ended December 31, 2010.

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10

HMS Holdings Corp.	100.00	198.04	434.12	412.03	636.47	846.67
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
NASDAQ Computer & Data Processing	100.00	112.40	134.94	77.33	122.47	135.78
NASDAQ Health Services	100.00	109.80	117.78	87.97	99.96	100.19

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

Item 6.	Selected Financial Data.

The following table sets forth selected consolidated financial data at and for each of the five fiscal years in the period ended December 31, 2010. It should be read in conjunction with the Consolidated Financial Statements and Supplementary Data thereto, included in Item 8 of this Annual Report and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Annual Report.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Statement of Operations Data:
Revenue	$302,867	$229,237	$184,495	$146,651	$87,940
Operating expenses	236,123	177,369	147,765	118,370	80,115

Operating income	66,744	51,868	36,730	28,281	7,825
Interest expense	(94)	(1,080)	(1,491)	(2,207)	(1,014)
Interest income	94	226	719	475	1,686
Other Expense, net	(69)	—	—	—	—

Income from continuing operations before income taxes	66,675	51,014	35,958	26,549	8,497
Income tax expense	26,583	20,966	14,583	11,593	3,588

Income from continuing operations	40,092	30,048	21,375	14,956	4,909

Discontinued operations:
Income from discontinued operations	—	—	—	—	416

Net income	$40,092	$30,048	$21,375	$14,956	$5,325

Net Income Per Common Share:
Basic net income per common share
From continuing operations	$1.47	$1.15	$0.85	$0.63	$0.23
From discontinued operations	—	—	—	—	0.02

Net income per common share — Basic	$1.47	$1.15	$0.85	$0.63	$0.25

Diluted net income per common share
From continuing operations	$1.41	$1.09	$0.80	$0.57	$0.21
From discontinued operations	—	—	—	—	0.01

Net income per common share — Diluted	$1.41	$1.09	$0.80	$0.57	$0.22

Weighted average shares:
Basic	27,254	26,110	25,048	23,904	21,731

Diluted	28,458	27,621	26,816	26,249	23,859

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Balance Sheet Data
Cash and cash equivalents	$94,836	$64,863	$49,216	$21,275	$12,527
Working capital	147,546	113,967	70,753	37,110	25,264
Total assets	352,905	270,644	222,513	188,100	157,243
Long-term debt	—	—	11,025	17,325	23,625
Shareholder’s equity	$307,638	$238,293	$178,362	$138,749	$106,907

Notes to Selected Consolidated Financial Data

•	Discontinued Operations — In 2005, we sold our former subsidiary, Accordis Inc., or Accordis. This business was previously presented as a separate reportable segment and represented a separate class of clients and major business. Accordingly, the operating results are presented as discontinued operations for all periods presented.

•	In August 2010, we acquired the assets and liabilities of Chapman Kelly for $13.0 million in cash. Chapman Kelly, which is based in Jeffersonville, Indiana, provides dependent eligibility audits to large, self-insured employers, as well as plan and claims audits to both employers and managed care organizations. The acquisition of Chapman Kelly did not have a material effect on our 2010 revenue, earnings, earnings per share or liquidity.

•	In June 2010, we purchased all of the issued and outstanding common stock of AMG-SIU for a purchase price valued at $15.1 million, consisting of a $13.0 million initial cash payment (subsequently reduced by a working capital reduction of $0.2 million), and future contingent payments estimated and recognized as of the acquisition date at $2.3 million. These payments are contingent upon AMG-SIU’s financial performance for each of the twelve month periods ending June 30, 2011 and June 30, 2012. The contingent payments are not subject to any cap. The undiscounted contingent payments are currently estimated to be $3.4 million and relate to the 12 month period ending June 30, 2012. AMG-SIU, which is based in Santa Ana, California, specializes in fraud, waste and abuse prevention and detection solutions for healthcare payors, which further strengthens our ability to service this segment of the market. The acquisition of AMG-SIU did not have a material effect on our 2010 revenue, earnings, earnings per share or liquidity.

•	In December 2009, we acquired the assets and liabilities of Verify Solutions, LLC or Verify Solutions for $8.1 million, with additional future payments of up to $5.5 million contingent upon future financial performance ($2.7 million and $2.8 million for the years ended December 31, 2010 and 2011, respectively). The additional future payments will be made and recorded as compensation expense in the year in which the milestones are expected to be achieved. No compensation expense was recorded in 2010 as the performance milestones were not achieved. Verify Solutions specializes in dependent eligibility audit services for large, self-insured employers and is based in Alpharetta, Georgia. With this acquisition, we moved into the large and mid-market employer-based market.

•	In September 2009, we acquired the assets and liabilities of IntegriGuard, LLC, or Integriguard, for $5.1 million. IntegriGuard, which operates as our wholly owned subsidiary, provides services for the prevention and detection of fraud, waste and abuse in the healthcare system and is based in Omaha, Nebraska. This acquisition expanded our portfolio of program integrity service offerings for government healthcare programs, particularly in the Medicare and Medicaid programs.

•	In September 2008, we purchased the assets and liabilities of Prudent Rx for $4.5 million in cash. Prudent Rx is a pharmacy audit and cost containment company based in Culver City, California. This acquisition expanded our portfolio of program integrity service offerings for government healthcare programs and managed care organizations, particularly in the pharmacy arena. The acquisition of Prudent Rx did not have a material effect on our 2010, 2009 and 2008 revenue, earnings, earnings per share or liquidity.

•	In September 2006, we acquired the assets and liabilities of the BSPA for $81.2 million in cash, 1,749,800 shares of our common stock, then valued at $24.4 million and a contingent cash payment of up to $15.0 million payable upon BSPA’s achievement of certain revenue targets for the twelve months ended June 30, 2007. In September 2007, we paid PCG $15.0 million of additional consideration as a result of BSPA’s achievement of the revenue targets. BSPA, which is based in Boston, Massachusetts, provides a variety of cost avoidance, insurance verification, recovery audit and related services to state Medicaid agencies, children and family services agencies and the U.S. Department of Veterans Affairs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussions and analysis of financial condition and results of operations should be read in conjunction with the other sections of this Annual Report, including the Consolidated Financial Statements and Supplemental Data thereto appearing in Part II, Item 8 of this Annual Report, the Risk Factors appearing in Part I, Item 1A of this Annual Report and the disclaimer regarding forward-looking statements appearing at the beginning of Part I, Item 1 of this Annual Report. Historical results set forth in Part II, Item 6, Item 7 and Item 8 of this Annual Report should not be taken as necessarily indicative of our future operations.

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

Expense Classifications:  Our cost of services in our statement of income is presented in the seven categories set forth below. Each category of cost excludes costs relating to selling, general and administrative functions, which are presented separately as a component of total operating expenses. A description of the primary costs included in each cost of service category is provided below:

•	Compensation: Salary, fringe benefits and bonus.

•	Data processing: Hardware, software and data communication costs.

•	Occupancy: Rent, utilities, depreciation, office equipment, repair and maintenance costs.

•	Direct project costs: Variable costs incurred from third party providers that are directly associated with specific revenue generating projects and employee travel expense.

•	Other operating costs: Professional fees, temporary staffing, travel and entertainment, insurance and local and property tax costs.

•	Amortization of intangibles: Amortization cost of acquisition-related software and intangible assets.

•	Selling, general and administrative: Costs related to general management, marketing and administration activities including stock-based compensation costs.

Accounting for Income Taxes. We file income tax returns with the federal government and various state jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2007. Our 2008 federal tax return is currently being examined by the Internal Revenue Service. We operate in a number of state and local jurisdictions, most of which have never audited our records. Accordingly, we are subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction.

There was a decrease in our valuation allowance of $2.6 million from December 31, 2009 to December 31, 2010, as a result of the expiration of the capital loss carry forward. The sale of our subsidiary Accordis, in 2005, resulted in a capital loss of $6.0 million, which was carried forward for five years and produced a deferred tax asset of $2.5 million, which expired December 31, 2010. Our remaining valuation allowance of $0.1 million at December 31, 2010 relates to certain state NOLs. There is sufficient doubt about our ability to utilize these NOLs that it is more likely than not that these state NOLs are not realizable.

At December 31, 2010 and 2009, we had approximately $1.4 million and $1.0 million of net unrecognized tax benefits, respectively, for which there is uncertainty about the allocation and apportionment impacting state taxable income. We do not expect any significant change in unrecognized tax benefits during the next twelve months. The accrued liabilities related to uncertain tax positions were $0.5 million and $0.4 million at December 31, 2010 and 2009, respectively. The additions to the accrued liabilities related to uncertain tax positions taken during 2010.

Valuation of long lived and intangible assets and goodwill.  Goodwill, representing the excess of acquisition costs over the fair value of the assets and liabilities of acquired businesses, is not amortized but is reviewed for impairment at least annually at the reporting unit level and written down only in the periods in which it is determined that the recorded value is greater than its fair value. We determine fair value based on a projected discounted cash flow method using a discount rate reflective of our cost of funds. The fair values of our reporting units are substantially in excess of their carrying value. Accordingly, we have not recorded impairment losses for any of our acquisitions.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	a decrease in our market capitalization relative to our net book value.

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

Estimating valuation allowances and accrued liabilities, such as bad debts.  The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reported period. In particular, management must make estimates of the probability of collecting our accounts receivable. When evaluating the adequacy of the allowance for doubtful accounts, management reviews our accounts receivable based on an analysis of historical bad debts, client concentrations, client credit-worthiness, current economic trends and changes in our client payment terms. As of December 31, 2010 and 2009, the accounts receivable balance was $75.1 million and $64.7 million, net of allowance for doubtful accounts of $0.8 million and $0.6 million, respectively.

Stock-based Compensation.  We grant stock options to purchase our common stock, restricted stock awards and restricted stock units to our employees and director. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. Stock options granted under our 2006 or 1999 Plan generally vest over a one to four year period. The restricted stock awards and restricted stock units granted under our 2006 Plan vest over a three to five year period and the related stock-based compensation expense is ratably recognized over those same time periods.

We estimate the fair value of options granted using the Black-Scholes option pricing model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. The Black-Scholes model incorporates the expected term of the option, the expected volatility of the price of our common stock, risk free interest rates and the expected dividend yield of our common stock. Expected volatilities are calculated based on the historical volatility of our stock. Management monitors stock option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the interest rate of a 5-year U.S. Treasury Note in effect on the date of the grant. All share based payment awards are amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, stock-based compensation in future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

We estimate forfeitures at the time of grant and revise the forfeiture rate in subsequent periods if actual forfeitures differ from our estimates. If actual forfeitures vary from our estimates, we will recognize the difference in compensation expense in the period the actual forfeitures occur or at the time of vesting.

See Note 10 of the Notes to Consolidated Financial Statements for further information regarding our stock-based compensation plans.

Use of estimates.  We prepare our Consolidated Financial Statements in accordance with U.S. GAAP. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we have discussed further above. We have reviewed our critical accounting policies and estimates with the Audit Committee of our Board of Directors.

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

We provide a variety of cost containment services, including coordination of benefits and program integrity services, for government and private healthcare payors and sponsors. These services are designed to help our clients recover amounts due from liable third parties, save dollars, reduce fraud, waste and abuse and ensure regulatory compliance.

Our clients are state Medicaid agencies, Medicaid and Medicare managed care plans, government and private self-funded employers, PBMs, child support agencies, VHA, CMS, commercial plans, other healthcare payors and large business outsourcing and technology firms. We help these entities contain healthcare costs by ensuring that claims are paid correctly, through our program integrity services and by ensuring that claims are paid by the responsible party, through our coordination of benefits services.

At December 31, 2010, our cash and cash equivalents and net working capital were $94.8 million and $147.5 million, respectively. In connection with our BSPA acquisition, we entered into a credit agreement with several banks and other financial institutions, with JPMorgan Chase Bank, N.A. as administrative agent, or the Credit Agreement. The Credit Agreement, which expires in September 2011, provided for a term loan of $40 million, or the Term Loan and revolving credit loans of up to $25 million, or the Revolving Loan. During the year ended December 31, 2009, we repaid in full the $17.3 million of debt outstanding under the Term Loan. Although to date we have not borrowed under the Revolving Loan, we continue to have an irrevocable standby Letter of Credit for $4.6 million against the Revolving Loan, as required by a contractual arrangement with a client. As a result of the Letter of Credit, the amount available under the Revolving Loan as of December 31, 2010 is $20.4 million. Although we expect that operating cash flows will continue to be a primary source of liquidity for our operating needs, we also have the remaining balance of the Revolving Loan available for future cash flow needs, if necessary.

Our revenue, most of which is derived from contingency fees, has increased at an average compounded rate of approximately 38.2% per year for the last five years. Our 2010 revenue increased to $302.9 million, $73.6 million over 2009 revenue. Our growth has been attributable to our expansion of existing product offerings and acquisitions, as well as the increase in Medicaid costs, which has historically averaged approximately 8% annually. In addition, state governments have increased their use of vendors for coordination of benefits and other cost containment functions and we have been able to increase our revenue through these initiatives. Leveraging our work on behalf of state Medicaid fee-for-service programs, we began to penetrate the Medicaid managed care market in 2005, into which more Medicaid lives are being shifted. In addition, to acting as a subcontractor for certain business outsourcing and technology firms, as of December 31, 2010, we served 41 state Medicaid agencies and 125 Medicaid health plans under 57 contracts.

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

With the exception of our acquisition of BSPA, to date we have used internally generated cash to fund our acquisitions.

Since 2006, we have acquired the following companies:

•	Benefits Solutions Practice Area. In September 2006, we acquired the assets and liabilities of BSPA for $81.2 million in cash, 1,749,800 shares of our common stock, then valued at $24.4 million and a contingent cash payment of $15.0 million, which was paid to BSPA upon its achievement of certain revenue targets for the twelve months ended June 30, 2007. BSPA, which is based in Boston, Massachusetts, provides a variety of cost avoidance, insurance verification, recovery audit and related services to state Medicaid agencies, children and family services agencies and the U.S. Department of Veterans Affairs.

•	Prudent Rx. In September 2008, we purchased the assets and liabilities of Prudent Rx for $4.5 million in cash. Prudent Rx is a pharmacy audit and cost containment company based in Culver City, California. With this acquisition, we further expanded our portfolio of program integrity service offerings for government healthcare programs and managed care organizations, particularly in the pharmacy arena. Prudent Rx’s key products and services include audit programs, program design and benefit management, as well as general and pharmacy systems consulting. The acquisition of Prudent Rx did not have a material effect on 2010, 2009 and 2008 revenue, earnings, earnings per share or liquidity.

•	IntegriGuard. In September 2009, we acquired the assets and liabilities of IntegriGuard for $5.1 million. IntegriGuard, which operates as our wholly owned subsidiary, provides services for the prevention and detection of fraud, waste and abuse in the healthcare system and is based in Omaha, Nebraska. This acquisition expanded our portfolio of program integrity service offerings for government healthcare programs, particularly in the Medicare and Medicaid programs.

•	Verify Solutions. In December 2009, we acquired the assets and liabilities of Verify Solutions for $8.1 million, with additional future payments of up to $5.5 million contingent upon future financial performance ($2.7 million and $2.8 million for the years ended December 31, 2010 and 2011, respectively). The additional future payments will be made and recorded as compensation expense in the year in which the milestones are expected to be achieved. No compensation expense was recorded in 2010 as the performance milestones were not achieved. Verify Solutions, specializes in dependent eligibility audit services for large, self-insured employers and is based in Alpharetta, Georgia. With this acquisition, we moved into the large and mid-market employer-based market.

•	Allied Management Group — Special Investigation Unit. In June 2010, we purchased all of the issued and outstanding common stock of AMG-SIU for a purchase price valued at $15.1 million, consisting of a $13.0 million initial cash payment (subsequently reduced by a working capital reduction of $0.2 million), and future contingent payments estimated and recognized as of the acquisition date at $2.3 million. These payments are contingent upon AMG-SIU’s financial performance for each of the twelve month periods ending June 30, 2011 and June 30, 2012. The undiscounted contingent payments are currently estimated to be $3.4 million and relate to the 12 month period ending June 30, 2012. AMG-SIU, which is based in Santa Ana, California; specializes in fraud, waste and abuse prevention and detection solutions for healthcare payors, which further strengthens our ability to service this segment of the market. The acquisition of AMG-SIU did not have a material effect on our 2010 revenue, earnings, earnings per share or liquidity.

•	Chapman Kelly. In August 2010, we acquired the assets and liabilities of Chapman Kelly for a $13.0 million cash payment. Chapman Kelly, which is based in Jeffersonville, Indiana, provides dependent eligibility audits to large, self-insured employers, as well as plan and claims audits to both employers and managed care organizations. The acquisition of Chapman Kelly did not have a material effect on our 2010 revenue, earnings, earnings per share or liquidity.

Years Ended December 31, 2010 and 2009

The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Income expressed as a percentage of revenue:

	Years Ended
	December 31,
	2010	2009

Revenue	100.0%	100.0%

Cost of service
Compensation	36.2%	33.7%
Data processing	6.0%	6.0%
Occupancy	4.5%	4.7%
Direct project costs	11.7%	12.4%
Other operating costs	5.6%	6.1%
Amortization of intangibles	2.1%	2.2%

Total cost of services	66.1%	65.1%
Selling, general and administrative expenses	11.9%	12.3%

Total operating expenses	78.0%	77.4%

Operating income	22.0%	22.6%
Interest expense	—	(0.5)%
Other expense, net	(0.1)%	—
Interest income	—	0.1%

Income before income taxes	21.9%	22.2%
Income taxes	(8.8)%	(9.1)%

Net income	13.1%	13.1%

Operating Results

Revenue for the year ended December 31, 2010 was $302.9 million, an increase of $73.6 million, or 32.1%, from revenue of $229.2 million for the year ended December 31, 2009. This increase reflects the organic growth in existing client accounts of $42.6 million, together with changes in the yield and scope of those projects and differences in the timing of when client projects were completed in the current year compared to the prior year. Revenue generated by our 2009 acquisitions, IntegriGuard and Verify Solutions, was $24.9 million, an increase of $21.2 million compared to the prior year. Revenue generated by our 2010 acquisitions, AMG-SIU and Chapman Kelly, was $2.3 million. Revenue generated by approximately 19 new clients for whom there was no revenue in the prior year was $14.9 million. These increases were partially offset by a decrease of $7.4 million as a result of expired contracts.

Compensation expense as a percentage of revenue was 36.2% for the year ended December 31, 2010, compared to 33.7% for the prior year. Compensation expense was $109.6 million for 2010, an increase of $32.4 million, or 42.0%, from the prior year compensation expense of $77.2 million. This increase reflects $24.2 million in additional salary expense, $6.4 million in additional expense related to employee benefits and $1.8 million in additional variable compensation. For the year ended December 31, 2010, we averaged 1,409 employees, a 43.8% increase over the year ended December 31, 2009, during which we averaged 980 employees. This increase reflects the addition of new staff as a result of our acquisitions of AMG-SIU and Chapman Kelly during the second and third quarters of 2010, respectively and the addition of staff in the areas of client support, technical support and operations during 2010.

Data processing expense as a percentage of revenue was 6.0% for the year ended December 31, 2010, compared to 6.0% for the prior year. Data processing expense was $18.1 million for 2010, an increase of

$4.4 million, or 31.9%, from the prior year data processing expense of $13.7 million. Revenue growth as well as acquisitions drove the need for increased capacity in our data processing environment. This increase reflects $2.7 million in additional software related costs, a $1.1 million increase for data communications and data costs due to the growth of our business, including the number of field offices and employees and a $0.6 million increase in hardware maintenance and related costs.

Occupancy expense as a percentage of revenue was 4.5% for the year ended December 31, 2010, compared to 4.7% for the prior year. Occupancy expense was $13.6 million for 2010, an increase of $2.8 million, or 25.4%, from the prior year occupancy expense of $10.9 million. Rent expense increased $1.3 million in connection with our acquisitions of IntegriGuard, Verify Solutions, AMG-SIU and Chapman Kelly. Other increases included a $0.8 million increase in depreciation of furniture and fixtures, leasehold improvements, office and telephone equipment, a $0.7 million increase in utilities and telephone expense and a $0.5 million increase in equipment expense, rental and maintenance, primarily for photocopy and mail machines. These increases were partially offset by a decrease of $0.6 million relating to the write off of accrued rent liabilities following our purchase of the office building in Irving, Texas. All other rental expenses increased by $0.1 million.

Direct project expense as a percentage of revenue was 11.7% for the year ended December 31, 2010, compared to 12.4% for the prior year. Direct project expense for 2010 was $35.4 million, an increase of $7.0 million, or 24.7%, from the prior year direct project expense of $28.4 million. This increase resulted primarily from a $2.6 million increase in subcontractor expenses primarily driven by new projects and revenue increases, a $1.4 million increase for temporary help, consultants and marketing partners, a $1.3 million increase for lockbox, postage and delivery expense. Direct project expense increased at a rate lower than revenue growth due to the composition of the revenue from our acquisitions which has a lower cost component.

Other operating expenses as a percentage of revenue were 5.6% for the year ended December 31, 2010, compared to 6.1% for the prior year. Other operating expenses for 2010 were $17.1 million, an increase of $3.1 million, or 22.0%, from the prior year expense of $14.0 million. This increase resulted from a $1.7 million increase in professional fees, including consulting, subcontractors and temporary help, a $0.7 million increase for supplies, printing, postage, delivery, a $0.4 million increase for travel expenses and $0.3 million in accretion expense related to the contingent payment for AMG-SIU.

Amortization of acquisition-related software and intangibles as a percentage of revenue was 2.1% for the year ended December 31, 2010, compared to 2.2% for the prior year. Amortization of acquisition-related software and intangibles expenses for 2010 were $6.2 million, an increase of $1.1 million, or 22.7%, compared to the prior year expense of $5.1 million. This expense consists primarily of amortization of client relationships, trade names and software. The increase in amortization of acquisition-related software and intangibles expense compared to last year is a result of our acquisitions of IntegriGuard, Verify Solutions, AMG-SIU and Chapman Kelly.

Selling, general and administrative expenses as a percentage of revenue were 11.9% for the year ended December 31, 2010, compared to 12.3% for the prior year. Selling, general and administrative expenses for 2010 were $36.1 million, an increase of $8.0 million, or 28.4%, compared to the prior year expense of $28.1 million. During the year ended December 31, 2010, we averaged 93 employees in the sales, general and administrative group, a 27.4% increase over our average of 73 employees in that group during the year ended December 31, 2009. Compensation increased by $4.7 million due to a $2.1 million increase due to headcount additions and annual salary increases, a $1.2 million increase due to fringe benefits, a $0.8 million increase in stock compensation expense and a $0.7 million increase for variable compensation. Other expenses increased by $3.1 million, of which $2.1 million related to an increase in professional fees, consisting of accounting fees, acquisition-related transaction fees, public company costs and consulting fees.

Operating income for the year ended December 31, 2010 was $67.0 million, or 22.1%, of revenue compared to $51.9 million, or 22.6%, of revenue for the prior year. This increase was primarily the result of increased revenue, which was partially offset by incremental operating costs incurred during the year ended December 31, 2010.

Interest expense was $0.1 million for the year ended December 31, 2010 compared to $1.1 million for the same period in 2009. For the year ended December 31, 2010, interest expense represents commitment fees for our Credit Agreement and issuance fees for our Letter of Credit. For the year ended December 31, 2009, interest expense was attributable to borrowings under the Term Loan, amortization of deferred financing costs, commitment fees for our Credit Agreement and issuance fees for our Letter of Credit. Interest income was $94,000 for the year ended December 31, 2010, compared to interest income of $226,000 for the year ended December 31, 2009, principally due to lower interest rates, which were partially offset by higher cash balances. Net other expenses included $69,000 related to the acquisition of the office building in Irving, Texas. We did not incur any real estate expense in the prior period.

Income tax expense of $26.6 million was recorded for the year ended December 31, 2010, an increase of $5.6 million compared to the same period in 2009. Our effective tax rate decreased to 39.9% in 2010 from 41.1% for the year ended December 31, 2009, primarily due to a change in state apportionments. The principal difference between the statutory tax rate and our effective tax rate is state taxes.

During 2010, we utilized $32.4 million in tax deductions arising from 2010 stock option exercises, which resulted in an excess tax benefit of $12.6 million that was recorded to capital and an offsetting reduction to taxes payable.

Net income of $40.1 million for the year ended December 31, 2010 represents an increase of $10.1 million over net income for the same period in 2009 of $30.0 million.

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

Operating Results

Revenue for the year ended December 31, 2009 was $229.2 million, an increase of $44.7 million, or 24.3%, from revenue of $184.5 million for the year ended December 31, 2008. This increase reflected the organic growth in existing client accounts of $42.7 million, together with changes in the yield and scope of client projects and differences in the timing of when client projects were completed compared to the prior year. Revenue generated by our 2008 and 2009 acquisitions, Prudent Rx and IntegriGuard, was $5.4 million, an increase of $5.0 million compared to the prior year. Revenue generated by approximately 17 new clients for whom there was no revenue in the prior year was $5.0 million. These increases were partially offset by a decrease of $8.0 million as a result of expired contracts.

Compensation expense as a percentage of revenue was 33.7% for the year ended December 31, 2009, compared to 32.8% for the prior year. Compensation expense was $77.2 million for 2009, an increase of $16.6 million, or 27.5%, from the prior year compensation expense of $60.6 million. This increase reflects $12.5 million in additional salary expense, $2.4 million in additional expense related to employee benefits and $1.7 million in additional variable compensation. For the year ended December 31, 2009, we averaged 980 employees, a 24.8% increase over the year ended December 31, 2008, during which we averaged 785 employees. The increase reflects the addition of new staff as a result of our acquisition of Prudent Rx during the third quarter of 2008, our acquisition of IntegriGuard during the third quarter of 2009 and the addition of staff in the areas of client support, technical support and operations during 2009.

Data processing expense as a percentage of revenue was 6.0% in both fiscal 2009 and 2008. Data processing expense was $13.7 million for 2009, an increase of $2.7 million, or 24.7%, from the prior year data processing expense of $11.0 million. Revenue growth drove the need for increased capacity in our data processing environment. This increase reflects $1.7 million in software related costs, $0.8 million relating to depreciation and amortization of equipment and software and $0.2 million relating to network communications as required by business expansion.

Occupancy expense as a percentage of revenue was 4.7% for the year ended December 31, 2009, compared to 5.5% for the prior year. Occupancy expense was $10.9 million for 2009, an increase of $0.8 million, or 7.9%, from the prior year occupancy expense of $10.1 million. This increase reflected $0.5 million of additional equipment expense, rental and maintenance, $0.5 million of additional utilities and common area maintenance charges and $0.2 million of additional depreciation of leasehold improvements, furniture and fixtures and telephone systems. Rent and other occupancy expenses decreased by $0.4 million due to the migration of operational support to our Irving, Texas location and the savings associated with subleasing one of the floors in our New York City location.

Direct project expense as a percentage of revenue was 12.4% for the year ended December 31, 2009, compared to 15.3% for the prior year. Direct project expense for 2009 remained the same as the prior fiscal year expense of $28.4 million. Direct project expense increased at a lower rate than revenue growth due to our efforts to reduce subcontractor utilization by bringing work in-house, savings related to efficiencies and economies of scale and the content of revenue earned during the year.

Other operating expenses as a percentage of revenue were 6.1% for the year ended December 31, 2009, compared to 5.9% for the prior year. Other operating expenses for 2009 were $14.0 million, an increase of $3.2 million, or 29.5%, from the prior year expense of $10.8 million. This increase represents a $1.2 million increase in professional fees, including consulting, subcontractor and temporary help, an increase of $1.2 million in travel expenses and $0.8 million for supplies, printing, postage, delivery, management meetings and training expenditures within our operational departments as a result of the expansion of our business.

Amortization of acquisition-related software and intangibles as a percentage of revenue was 2.2% for the year ended December 31, 2009, compared to 2.6% for the prior year. Amortization of acquisition-related software and intangibles expenses for 2009 was $5.1 million, an increase of $0.4 million, or 7.5%, compared to the prior year expense of $4.7 million. This expense consists primarily of amortization of client relationships, trade names and software. The increase in amortization of acquisition-related software and intangibles expense compared to last year is a result of our acquisitions of Prudent Rx in 2008 and IntegriGuard in 2009.

Selling, general and administrative expenses as a percentage of revenue were 12.3% for the year ended December 31, 2009, compared to 12.0% for the prior year. Selling, general and administrative expenses for 2009 were $28.1 million, an increase of $6.0 million, or 26.9%, compared to the prior year expense of $22.1 million. During the year ended December 31, 2009, we averaged 73 employees in the sales, general and administrative group, a 17.7% increase over our average of 62 employees in that group during the year ended December 31, 2008. Compensation increased by $4.5 million due to a $2.9 million increase in stock compensation expense, a $0.7 million increase due to headcount additions and annual salary increases, a $0.7 million increase for variable compensation and a $0.2 million increase due to fringe benefits. Occupancy expense increased by $0.6 million related to square footage utilization of the sales, general and administrative group. Other expenses increased by $1.0 million, of which $0.4 million represented transaction costs related to the IntegriGuard and Verify Solutions acquisitions, $0.3 million represented consulting and other professional fees and $0.3 million represented employee-related expenses. Data processing expenses decreased by $0.1 million related to the expiration of software leases.

Operating income for the year ended December 31, 2009 was $51.9 million, or 22.6%, of revenue compared to $36.7 million, or 19.9%, of revenue for the prior year. This increase was primarily the result of increased revenue, which was partially offset by incremental operating costs incurred during the year ended December 31, 2009.

Interest expense was $1.1 million for the year ended December 31, 2009 compared to $1.5 million for the same period in 2008. In both periods, interest expense was attributable to borrowing under the Term Loan and amortization of deferred financing costs. We repaid the Term Loan in full in 2009. As a result, the decrease in interest expense is due to both lower variable interest rates and a reduction in the principal balance of the Term Loan for the year ended December 31, 2009, compared to the same period in 2008, partially offset by the full amortization of deferred financing costs upon our repayment of the Term Loan. Interest income was $226,000 for the year ended December 31, 2009, compared to interest income of $719,000 for the year ended December 31, 2008, principally due to lower interest rates, which were partially offset by higher cash balances.

Income tax expense of $21.0 million was recorded for the year ended December 31, 2009, an increase of $6.4 million compared to the same period in 2008. Our effective tax rate increased to 41.1% in 2009, from 40.6% for the year ended December 31, 2008, primarily due to a change in state apportionments. The principal difference between the statutory tax rate and our effective tax rate is state taxes.

During 2009, we utilized $33.0 million in tax deductions arising from 2009 stock option exercises, which resulted in an excess tax benefit of $13.2 million that was recorded to capital and an offsetting reduction to taxes payable.

Net income of $30.0 million for the year ended December 31, 2009 represents an increase of $8.7 million over net income for the same period in 2008 of $21.4 million.

Off-Balance Sheet Arrangements

Other than our Letter of Credit, we do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

Our principal source of funds has been from operations. We believe that our cash, cash equivalents, future cash flows from operations and our revolving credit facility will be adequate to fund our current operating requirements. At December 31, 2010, our cash and cash equivalents and net working capital were $94.8 million and $147.5 million, respectively. Although we expect that operating cash flows will continue to be a primary source of liquidity for our operating needs, we also have $20.4 million available under our Revolving Loan for future cash flow needs. There are currently no loans outstanding under the Revolving Loan; however, we have a $4.6 million Letter of Credit that reduces the availability under the Revolving Loan.

Net cash provided by operating activities was $61.9 million in 2010, compared to $32.8 million in 2009 and $30.9 million in 2008. Cash provided by operating activities primarily resulted from $40.1 million in net income, $15.9 million in depreciation and amortization, and $7.5 million in share based compensation, which was partially offset by a $9.7 million increase in accounts receivable.

Net cash used in investing activities during 2010 was $53.7 million, compared to $23.2 million in 2009; and $11.4 million in 2008. Cash used to purchase the office building in Irving, Texas in 2010 was $9.9 million. Capital expenditures, including investments in capital software, in 2010, 2009 and 2008 were $17.6 million, $10.6 million and $6.9 million, respectively. Cash used for acquisitions in 2010, 2009 and 2008 was $26.1 million, $12.5 million and $4.5 million, respectively.

Net cash provided by financing activities during 2010 was $21.7 million; compared to $6.0 million in 2009; and $8.5 million in 2008. In 2010, net cash provided by financing activities consisted of $9.1 million in proceeds from stock option exercises and an excess tax benefit of $12.6 million from exercised stock options. Proceeds from stock option exercises in 2010, 2009 and 2008 were $9.1 million, $10.1 million and $4.2 million, respectively. Excess tax benefits from stock option exercises in 2010, 2009 and 2008 were $12.6 million, $13.2 million and $10.5 million, respectively. Repayment of debt in 2009 and 2008 was $17.3 million and $6.3 million, respectively. We repaid all of our outstanding debt in 2009; therefore, no repayment of debt was made in 2010.

The net increase in cash and cash equivalents was $30.0 million in 2010 compared to $15.6 million in 2009 and $27.9 million in 2008.

The number of days sales outstanding at December 31, 2010 decreased to 78 days compared to 88 days at December 31, 2009.

Operating cash flows could be adversely affected by a decrease in demand for our services or if contracts with our largest clients are cancelled. The majority of our client relationships have been in place for several years, as a result, we do not expect any decrease in the demand for our services in the near term.

Contractual Obligations

The following tables represent the scheduled maturities of our contractual cash obligations and other commitments at December 31, 2010 (in thousands):

	Payments Due by Period
		Less than 1			More than 5
Contractual Obligations(1)	Total	Year	1-3 Years	3-5 Years	Years

Operating leases(2)	$35,463	$12,531	$18,952	$3,294	$686
Interest expense(3)	93	93	—	—	—

Total	$35,556	$12,624	$18,952	$3,294	$686

(1)	Performance based milestone payments relating to our acquisitions of Verify Solutions, Chapman Kelly and AMG-SIU have not been included in the table due to the uncertainty of achieving the future financial performance targets. In the event that the future performance targets are met, the resulting aggregate milestone payment obligation would be approximately $2.8 million and $3.4 million in 2011 and 2012, respectively.

(2)	The amounts presented represent the future minimum lease payments under non-cancelable operating leases. In addition to minimum rent, certain of our leases require the payment for insurance, maintenance and other costs. These costs have historically represented approximately 3 to 6 percent of the minimum rent amount. These additional amounts are not included in the table of contractual obligations as the timing and/or amounts of such payments are unknown.

(3)	Interest expense represents the commitment fee due on the Credit Agreement and the interest due on the Letter of Credit. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding the Credit Agreement.

We have entered into lease and sublease arrangements for some of our facility obligations and expect to receive the following rental payments in connection with those arrangements (in thousands):

	Less than			More than
Total	1 Year	1-3 Years	3-5 Years	5 Years

$7,100	$2,110	$3,433	$1,534	$23

On May 28, 1997 the Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not to exceed $10.0 million. On February 24, 2006, our Board of Directors increased the aggregate purchase price to an amount not to exceed $20.0 million. During the years ended December 31, 2010, 2009 and 2008, we did not repurchase any shares of our common stock. Since the inception of the repurchase program, we have repurchased 1,662,846 shares of our common stock for an aggregate purchase price of $9.4 million.

We currently have $20.4 million available under our Revolving Loan for future cash flow needs. There are currently no loans outstanding under the Revolving Loan; however, we have a $4.6 million Letter of Credit that reduces the availability under the Revolving Loan. At this time, management does not expect to borrow under these facilities in 2011.

Recent Accounting Pronouncements

In September 2006, the FASB issued guidance on fair value measurements and disclosures. This guidance establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value and expands the disclosure about such fair value measurements.

Effective January 1, 2008, we adopted this guidance on fair value measurement and have applied its provisions to financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis at least annually. Beginning January 1, 2009, we adopted this guidance as it related to nonfinancial assets and liabilities. We applied the provisions of this guidance in our accounting for our 2009 and 2010 acquisitions.

In September 2009, the FASB issued additional guidance on measuring the fair value of liabilities effective for the first reporting period beginning after its issuance.

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In November 2008, the FASB ratified an issue providing guidance for accounting for defensive intangible assets subsequent to the acquisition of such assets in accordance with the new business combination and fair value standards, including the estimated useful life that should be assigned to such assets. The new guidance is effective for intangible assets acquired on or after December 15, 2008. We have applied the provisions of this standard to our 2009 and 2010 acquisitions as discussed in Note 2 of the Notes to Consolidated Financial Statements.

In October 2009, the FASB issued new accounting guidance related to the recognition of revenue for multiple-deliverable arrangements. This guidance provides accounting principles and application guidance on how the arrangement should be separated, and the consideration allocated. This guidance changes how to determine the fair value of undelivered products and services for separate revenue recognition. Allocation of consideration is now based on management’s estimate of the selling price for an undelivered item where there is no other means to determine the fair value of that undelivered item. Also in October 2009, the FASB issued new accounting guidance altering the scope of revenue recognition for software deliverables to exclude items sold that include hardware with software that is essential to the hardware’s functionality. This new guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We have determined that this new guidance will not currently impact our existing accounting over our multiple element arrangements described in Note 1 to the Notes to Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

At fiscal year-end 2010, we were not a party to any derivative financial instruments. We conduct all of our business in U.S. currency and hence do not have direct foreign currency risk. The interest on borrowings under the Credit Agreement is at a variable rate based on the prime rate or LIBOR and may include a spread over or under the applicable rate. Further, we currently invest substantially all of our excess cash in short-term investments, primarily money market accounts, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact our interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of borrowings or excess cash balances. We do not consider this risk to be material. We manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

Item 8.  Financial Statements and Supplementary Data.

The information required by Item 8 is found on pages 73 to 102 of this Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

As required by Rule 13a-15(b) under the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2010, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. GAAP.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has issued an attestation report on our assessment of our internal control over financial reporting, a copy of which is appears on page 75.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

On March 1, 2011, we entered in an Executive Employment Agreement with William C. Lucia, our President and Chief Executive Officer. The terms of this Agreement are described in detail in Item 11 Executive Compensation, under the captions “Executive Employment Agreements” and “Potential Payments upon Termination of Employment or Change-in-Control”.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our Board of Directors

The following table sets forth information with respect to our directors.

Name	Age	Position	Committee Memberships

Robert H. Holster	64	Non-executive Chairman and Director
James T. Kelly	64	Director	Audit, Compensation, Nominating
William C. Lucia	53	President, Chief Executive Officer and Director
William F. Miller III	61	Director	Audit, Compensation, Nominating
William S. Mosakowski	57	Director
Ellen A. Rudnick	60	Director	Audit*, Compliance, Nominating
Bart M. Schwartz	64	Director	Compliance*, Nominating
Michael A. Stocker, M.D.	69	Director	Compliance, Nominating*
Richard H. Stowe	67	Director	Audit, Compensation*, Nominating

*	Committee Chair

The Board of Directors believes that the combination of the business and professional experience of our directors and the diversity of their areas of expertise has been a contributing factor to its effectiveness and provides a valuable resource to management. With the exception of our President and Chief Executive Officer, Mr. Lucia, and the latest addition to our Board, Mr. Schwartz, each of our directors has served on our Board for more than three years and, in particular, Ms. Rudnick and Messrs. Miller and Stowe have each served on our Board for more than ten years. During their tenures, our directors have gained considerable institutional knowledge about the Company and its operations. Given the growth of our business and the rapidly changing healthcare environment, this continuity of service and development of institutional knowledge enables our Board to be more efficient and more effective in developing strategy and long-term plans for the Company.

A description of the specific experience, qualifications, attributes and skills that led our Board of Directors to conclude that each member of the Board of Directors should serve as a director follows the biographical information of each director below.

Directors Whose Terms Expire in 2011

William F. Miller III has served as one of our directors since October 2000. Mr. Miller is a partner of Highlander Partners, a private equity group in Dallas, Texas focused on investments in healthcare products, services and technology. From October 2000 to April 2005, Mr. Miller served as our Chief Executive Officer and from December 2000 to April 2006, Mr. Miller served as our Chairman. From 1983 to 1999, Mr. Miller served as President and Chief Operating Officer of EmCare Holdings, Inc., a national healthcare services firm focused on the provision of emergency physician medical services. From 1980 to 1983, Mr. Miller served as Administrator/Chief Operating Officer of Vail Mountain Medical. Mr. Miller also serves as a director of Lincare Holdings, Inc. and several private companies.

Mr. Miller brings to the Board of Directors both a thorough understanding of our business and the healthcare industry and extensive experience in the financial markets. His significant operational experience, both at HMS and at EmCare Holdings, makes him well-positioned to provide the Company with insight on financial, operational and strategic issues and makes him a valuable member of our Audit and Compensation Committees.

Ellen A. Rudnick has served as one of our directors since 1997. Since 1999, Ms. Rudnick has served as Executive Director and Clinical Professor of the Polsky Center for Entrepreneurship, University of Chicago Booth

School of Business. From 1993 until 1999, Ms. Rudnick served as Chairman of Pacific Biometrics, Inc., a publicly held healthcare biodiagnostics company and its predecessor, Bioquant, which she co-founded. From 1990 to 1992, she served as President and Chief Executive Officer of Healthcare Knowledge Resources (HKR), a privately held healthcare information technology corporation and subsequently served as President of HCIA, Inc. (HCIA) following the acquisition of HKR by HCIA. From 1975 to 1990, Ms. Rudnick served in various positions at Baxter Health Care Corporation, including Corporate Vice President of Baxter Healthcare and President and Founder of Baxter Management Services Division. From 1992 to 2003, Ms. Rudnick served as Chairman of CEO Advisors, Inc., a privately held consulting firm. Ms. Rudnick also serves as a director of Patterson Companies, Inc. and First Midwest Bancorp, Inc.

Ms. Rudnick brings to the Board of Directors extensive business understanding and demonstrated management expertise, having served in key leadership positions at a number of healthcare companies. Ms. Rudnick has a comprehensive understanding of the operational, financial and strategic challenges facing companies and knows how to make businesses work effectively and efficiently. Her management experience has provided her with a thorough understanding of the financial and other issues facing large companies, making her particularly valuable as the Chairman of our Audit Committee and as a member of our Nominating and Compliance Committees.

Michael A. Stocker, M.D. has served as one of our directors since January 2007. Since September 2008, Dr. Stocker has served as Chairman of the Board of the New York City Health and Hospitals Corporation (HHC), the largest municipal hospital and health care system in the country. From January 2006 to April 2007, Dr. Stocker served as President and Chief Executive Officer of WellPoint, Inc.’s East Region. Dr. Stocker served as President and Chief Executive Officer of Empire Blue Cross Blue Shield from 1994 until its acquisition by Wellpoint, Inc. in December 2005. Dr. Stocker has also held executive level positions with both CIGNA and US Healthcare. Dr. Stocker serves as a director of Coventry Health Care, Inc. He also serves on the Boards of the Arthur Ashe Institute for Urban Health, New York Stem Cell Funding Committee, SeeChange Health and Triveris, Inc. (part of the Psilos Group).

Dr. Stocker brings a unique perspective to our Board of Directors given his background as a medical professional, his recognized expertise as a business leader, which is exemplified by his appointment as Chairman of HHC by New York’s Mayor Bloomberg and his executive-level experience at some of the largest US health insurance companies. Dr. Stocker’s background and experience make him well-positioned to serve as the Chairman of the Nominating Committee and as a member of the Compliance Committee.

Richard H. Stowe has served as one of our directors since 1989. Mr. Stowe is a general partner of Health Enterprise Partners LLP, a private equity firm. From 1999 to 2005, Mr. Stowe was a private investor, a senior advisor to the predecessor funds to Health Enterprise Partners and a senior advisor to Capital Counsel LLC, an asset management firm. From 1979 until 1998, Mr. Stowe was a general partner of Welsh, Carson, Anderson & Stowe. Prior to 1979, he was a Vice President in the venture capital and corporate finance groups of New Court Securities Corporation (now Rothschild, Inc.). Mr. Stowe is also a director of several private and not-for-profit companies and educational institutions. From 1998-2007, Mr. Stowe served as a director of MedQuist, Inc.

Mr. Stowe brings 40 years of financial, capital markets and investment experience to our Board of Directors. Mr. Stowe’s background and experience make him well-positioned to serve as the Chairman of the Compensation Committee and as a member of the Audit and Nominating Committees.

Directors Whose Terms Expire in 2012

Robert M. Holster has served as one of our directors since May 2005 and as the Chairman of our Board of Directors since April 2006 (in a non-employee capacity since January 2011). From May 2005 to February 2009, Mr. Holster served as our Chief Executive Officer and from April 2001 to May 2005, he served as President and Chief Operating Officer. Previously, Mr. Holster served as our Executive Vice President from 1982 through 1993 and as one of our directors from 1989 through 1996. Mr. Holster previously served in a number of executive positions including Chief Executive Officer of HHL Financial Services, Inc., Chief Financial Officer of Macmillan, Inc. and Controller of Pfizer Laboratories, a division of Pfizer, Inc.

Mr. Holster has been a member of our management team and that of our predecessor, Health Management Systems, Inc. for an aggregate of over 20 years, including serving as our Chief Executive Officer for four years and as our President and Chief Operating Officer for four years. Given his extensive history with the Company, Mr. Holster brings an unmatched depth of industry and company-specific experience to his role as our Chairman.

James T. Kelly has served as one of our directors since December 2001. Mr. Kelly is a private investor. From 1986 to 1996, Mr. Kelly served as the Chief Executive Officer of Lincare Holdings, Inc., a publicly traded company that provides respiratory care, infusion therapy and medical equipment to patients in the home. From 1994 to 2000, Mr. Kelly served as Chairman of the Board of Directors of Lincare Holdings. Prior to joining Lincare, Mr. Kelly spent 19 years in various management positions within the Mining and Metals Division of Union Carbide Corporation. Mr. Kelly also serves as a director of Emergency Medical Services Corporation and from 1997 to 2009 Mr. Kelly served as a director of American Dental Partners, Inc.

Mr. Kelly brings over 20 years of public company experience to our Board of Directors, both through his board memberships and through his role as Chief Executive Officer of Lincare Holdings. Given his background and experiences, he provides the Company with valuable financial, operational and strategic expertise and his extensive experience with financial reporting rules and regulations in a public company environment make him well-positioned to serve as a member of the Audit Committee, as our Audit Committee Financial Expert and as a member of the Compensation Committee.

William C. Lucia has served as our President and Chief Executive Officer since March 2009 and as one of our directors since May 2008. From May 2005 to March 2009, Mr. Lucia served as our President and Chief Operating Officer. Since joining us in 1996, Mr. Lucia has held several positions with us, including: President of our subsidiary, Health Management Systems, Inc. from 2002 to 2009; President of our Payor Services Division from 2001 to 2002; Vice President and General Manager of our Payor Services Division from 2000 to 2001; Vice President of our Business Office Services from 1999 to 2000; Chief Operating Officer of our former subsidiary Quality Medical Adjudication, Incorporated (QMA) and Vice President of West Coast Operations from 1998 to 1999; Vice President and General Manager of QMA from 1997 to 1998; and Director of Information Systems for QMA from 1996 to 1997. Prior to joining us, Mr. Lucia served in various executive positions including Senior Vice President, Operations and Chief Information Officer for Celtic Life Insurance Company and Senior Vice President, Insurance Operations for North American Company for Life and Health Insurance. Mr. Lucia is a Fellow of the Life Management Institute (FLMI) Program through LOMA, an international association through which insurance and financial services companies around the world engage in research and educational activities to improve company operations.

With over 14 years experience working across multiple divisions at HMS and his prior experience in the insurance industry, Mr. Lucia brings to our Board of Directors in-depth knowledge of the Company and the healthcare and insurance industries. In his prior role as our President and Chief Operating Officer, Mr. Lucia gained critical insights into managing and growing our business in our complex and dynamic healthcare environment, making him well-positioned to lead our management team and provide essential insight and guidance to the Board of Directors from an inside perspective.

William S. Mosakowski has served as one of our directors since December 2006. Mr. Mosakowski is the President and Chief Executive Officer of Public Consulting Group, Inc. (PCG), which he founded in 1986. Prior to starting PCG, Mr. Mosakowski served as Assistant Revenue Director for the Massachusetts Department of Developmental Services (formerly the Department of Mental Health and Mental Retardation). He later served as Manager of Reimbursement for the Harvard Community Health Plan and was a senior consultant with Touche Ross & Company. Mr. Mosakowski is the Chairman of the Board of Trustees of Clark University and a founding benefactor of Clark University’s Mosakowski Institute for Public Enterprise. Mr. Mosakowski serves on the Board of Directors of several private and not-for-profit companies.

Given Mr. Mosakowski’s experiences founding and growing PCG, he brings to our Board of Directors a deep understanding of the healthcare industry, the services that we provide, the markets that we serve and the potential for our continued growth.

Bart M. Schwartz has served as one of our directors since July 2010. Mr. Schwartz currently serves as the Chairman and Chief Executive Officer of SolutionPoint International LLC which provides an integrated array of business intelligence, security and compliance, identity assurance and situational awarness solutions. In 2003, Mr. Schwartz founded his own law firm, which specializes in, among other areas, conducting independent investigations, monitoring and Independent Private Sector Inspector General engagements and developing, auditing and implementing compliance programs. From 1991 to 2003, Mr. Schwartz served as the Chief Executive Officer of Decision Strategies, an internationally recognized investigative and security firm, which was sold to SPX Corporation in 2001. Mr. Schwartz has over 30 years’ experience managing domestic and international investigations, prosecutions and assessments for clients in both the public and private sectors.

Mr. Schwartz brings extensive legal and compliance experience to our Board of Directors, which is particularly valuable as we continue to expand our business. Mr. Schwartz’s background makes him well-positioned to serve as the Chairman of the Compliance Committee and a member of the Nominating Committee.

Audit Committee and Audit Committee Financial Expert

We have a separately-designated standing Audit Committee which consists of Ms. Rudnick (Chair) and Messrs. Kelly, Miller and Stowe. Mr. Miller joined the Audit Committee effective January 2011. The Board of Directors has determined that each member of the Audit Committee is an independent director, as defined in the NASDAQ Marketplace Rules and the independence requirements contemplated by Rule 10A-3 under the Exchange Act and meets NASDAQ’s financial knowledge and sophistication requirements. In addition, the Board has determined that Mr. Kelly qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K.

Material Changes to the Procedures for Recommending Nominees to the Board of Directors

On February 17, 2011, our Board of Directors amended our By-laws to include a provision requiring that shareholders provide us with advance notice in connection with director nominations to be presented at a shareholder meeting. Under the terms of our Amended Restated By-laws, a nomination for election to our Board at a meeting of shareholders may be made by any shareholder of the Corporation who (i) timely submits a notice, (ii) is a shareholder of record on the date of giving such notice and on the record date for the determination of shareholders entitled to vote at such meeting, and (iii) is entitled to vote at such meeting.

To be timely, a shareholders notice of intent, or Notice, to introduce a nomination must be received in writing by the Secretary at our principal executive offices located at 401 Park Avenue South, New York, NY 10016, as follows:

(i) For an annual meeting: not less than 90 days nor more than 120 days prior to the first anniversary of the preceding year’s annual meeting.

(ii) For a special meeting: provided that the Board has determined that directors shall be elected at such meeting, not earlier than the 120th day prior to such special meeting and not later than the close of business on the later of (x) the 90th day prior to such special meeting and (y) the tenth day following the day on which notice of the date of such special meeting was mailed or the date was publicly disclosed, whichever first occurs.

Article II, Section 9 of our Amended and Restated By-laws sets forth the information about the nominee that must be contained in the Notice. This information includes, but is not limited to the following regarding the nominee:

•	name, age, business address, and if known, residence address,

•	principal occupation or employment,

•	shares of our common stock that are, directly or indirectly, beneficially owned by such nominee,

•	a description of all material monetary arrangements or other material relationships during the past three years, between or among: (x) the party (including affiliates, associates or others acting in concert with such party) on whose behalf the nomination is being made, on the one hand, and (y) each proposed nominee (and his or her respective affiliates, associates, or others acting in concert with him/her), on the other hand

•	the information that would be required to be disclosed pursuant to Item 404 of Regulation S-K if the party making the nomination and the party on whose behalf the nomination is made (including any affiliates, associates thereof or person acting in concert therewith) were the “registrant” for purposes of such Item and the proposed nominee were a director or executive officer of such registrant,

•	the information concerning such person that must be disclosed as to nominees in proxy solicitations pursuant to Regulation 14A under the Exchange Act, and

•	the written consent of the proposed nominee to serve as a Director if elected.

In addition, the Notice, as more specifically described in Article II, Section 9 of our Amended and Restated By-laws, must contain the following information as to the shareholder giving the notice and the beneficial owner, if any, on whose behalf the nomination is being made:

•	name and address, as they appear on our books,

•	shares of our common stock that are, directly or indirectly, beneficially owned,

•	a description of any arrangement between such shareholder and/or such beneficial owner and each proposed nominee and any other person(s) (including their names) pursuant to which the nomination(s) are being made or who may participate in the solicitation of proxies in favor of electing such nominee(s),

•	a description of any agreement, arrangement or understanding (including any derivative or short positions, profit interests, options, warrants, stock appreciation or similar rights, hedging transactions, and borrowed or loaned shares) that has been entered into by, or on behalf of, such shareholder or such beneficial owner, the effect or intent of which is to mitigate loss to, manage risk or benefit of share price changes for, or increase or decrease the voting power of, such shareholder or such beneficial owner with respect to shares of our common stock, and

•	such other information that would be required to be disclosed in connection with solicitations of proxies for the election of such nominee in a contested election (even if an election contest is not involved) pursuant to Section 14 of the Exchange Act and the rules and regulations promulgated thereunder.

The Notice must also contain certain representations on behalf of the shareholder and/or such beneficial owner, as more fully described in Article II, Section 9 of the Amended and Restated By-laws.

Notwithstanding the foregoing, if the shareholder, or a qualified representative of the shareholder) does not appear at the meeting of shareholders to present a nomination, such nomination shall not be brought before the meeting.

The Chairman of the meeting has the power and duty to determine whether a nomination was made in accordance with our Amended and Restated By-laws, and the Chairman should determine that a nomination was not properly made, the Chairman shall declare so at the meeting and the nomination will not be brought before the meeting.

Section 16(A) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the rules issued thereunder, our executive officers and directors are required to file with the SEC and NASDAQ reports of ownership and changes in ownership of common stock. Copies of such reports are required to be furnished to us.

Based solely on review of the copies of such reports furnished to us, or written representations that no other reports were required, we believe that during fiscal year 2010, all of our executive officers and directors complied with the requirements of Section 16(a), except that due to administrative error, (i) Mr. Lucia, our President and Chief Executive Officer and a director, filed one late Form 4 reporting the exercise of a stock option and the sale of the underlying shares of common stock pursuant to his 10b5-1 plan, (ii) Mr. Holster, our Chairman of the Board filed one late Form 4 reporting the exercise of a stock option and the sale of the underlying shares of common stock,

(iii) Mr. Schwartz, one of our directors, filed one late Form 3, (iv) Ms. Dragonetti, our Executive Vice President of Corporate Development filed an amended Form 3 to reflect her direct common stock holdings and (v) Mr. Miller, one of our directors, did not timely file a Form 4 to report the sale of shares of our common stock; however, this transaction was subsequently reported on a Form 5.

Code of Ethics

We have adopted a Code of Business Conduct For Designated Senior Financial Managers that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions and such other personnel of the Company or its wholly-owned subsidiaries as may be designated from time to time by the Chairman of the Company’s Audit Committee. The Code of Business Conduct is posted on our website at www.hms.com under the “Investors Relations”/ “Corporate Governance” tabs and can also be obtained free of charge by sending a request to our Corporate Secretary at 401 Park Avenue South, New York, New York 10016. Any changes to or waivers under the Code of Business Conduct as it relates to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions must be approved by our Board of Directors and will be disclosed in a Current Report on Form 8-K within four business days of the change or waiver.

Item 11.  Executive Compensation.

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis, or CD&A, describes HMS’s 2010 executive compensation program and should be read in conjunction with the compensation tables and related narrative descriptions that follow those tables. We use this program to attract, motivate and retain the individuals who lead our business. In particular, this CD&A explains how the Compensation Committee of the Board of Directors (the “Board”) made its compensation decisions for our Named Executive Officers for 2010.

As of the end of the fiscal year ended December 31, 2010, our Named Executive Officers were:

•	William C. Lucia, President and Chief Executive Officer;

•	Walter D. Hosp, Chief Financial Officer;

•	Sean Curtin, Executive Vice President, Operations;

•	Christina Dragonetti, Executive Vice President, Commercial Markets; and

•	Maria Perrin, Executive Vice President, Government Markets.

Executive Summary

The following is a brief overview of our executive compensation program and our financial performance in 2010.

•	The objectives of our executive compensation program are to attract, develop, motivate and retain talented executives and to align their interests with those of our shareholders.

•	Our executive compensation program is designed to provide a balance of total compensation opportunities that are competitive with similarly situated companies and reflective of our performance. Our executive compensation package consists of: cash in the form of base salary, annual short term (cash) incentive compensation and long-term incentive awards, primarily in the form of equity.

•	For the full year 2010, we reported revenue of $302.9 million, a 32.1% increase over 2009 revenue of $229.2 million. Also for the full year, we reported net income increased to $40.1 million, a 33.4% increase over 2009 net income of $30.0 million.

•	During 2010, we completed two strategic acquisitions: Allied Management Group — Special Investigations Unit and Chapman Kelly, Inc., further strengthening our products and services as we prepare our clients for addressing the requirements of the Patient Protection and Affordable Care Act, as amended.

The following highlights the Compensation Committee’s key compensation decisions for 2010, as reported in the 2010 Summary Compensation Table. These decisions were made with the advice of the Compensation Committee’s independent consultant, Frederic W. Cook & Co., Inc., or FWC, (see “Role of Compensation Consultant” below) and are discussed in greater detail elsewhere in this CD&A.

•	In 2010, our executive group was expanded to include, among others, Mr. Curtin and Mses. Dragonetti and Perrin. Their inclusion in the executive team was based on their increased responsibilities under Mr. Lucia’s stewardship of the Company and their contributions to its overall growth and performance. In connection with this expansion of the executive team, the Compensation Committee undertook, with the assistance of FWC, a full review of executive compensation. In recognition of the Company’s performance, the integral role of the Named Executive Officers in achieving this performance and the Board’s desire to maintain this core executive group, the Compensation Committee set, as a general guideline for setting 2010 compensation, a total direct compensation package for the Named Executive Officers at between the median and the 75th percentile for our 2010 Peer Group (as described below).

•	In July 2010, in connection with the expansion of our executive team, base salaries for our Named Executive Officers were increased to approximate between the median and the 75th percentile for our 2010 Peer Group.

•	Annual short term (cash) incentive compensation for the Named Executive Officers was determined in January 2011. The 2010 awards for the Named Executive Officers were paid at an average of 135.3% of target. The awards were based on predefined financial objectives, primarily consisting of achievement of net income, operating income and departmental operating income targets.

•	Regular annual long-term incentive awards were granted in October 2010.

•	In February 2011 the Board approved the grant, to our Named Executive Officers of restricted stock units with an aggregate value of $4.95 million. An aggregate of 66,962 restricted stock units were granted to our Named Executive Officers on February 18, 2011, based on the closing price of our common stock of $73.92 on the NASDAQ Global Select Market on that date. The restricted stock units vest in 25% increments, with the first 25% vesting on the second anniversary of the grant date and the remainder vesting ratably on the third, fourth and fifth anniversaries of the grant date.

Objectives and Philosophy of Our Executive Compensation Program

Our mission is to be a significant provider of quality services in the markets we serve. To support this and other strategic objectives as approved by the Board and to provide adequate returns to shareholders, we must compete for, attract, develop, motivate and retain top quality executive talent at the corporate office and operating business units during periods of both favorable and unfavorable business conditions.

Our executive compensation program is a critical management tool in achieving this goal. “Pay for performance” is the underlying philosophy for our executive compensation program. Consistent with this philosophy, the program has been carefully conceived and is independently administered by the Compensation Committee, which is comprised entirely of non-employee directors.

The program is designed and administered to:

•	align the interests of our senior executives with the interests of our shareholders, thus rewarding individual and team achievements that contribute to the attainment of our business goals; and

•	provide a balance of total compensation opportunities, including salary, bonus and longer-term cash and equity incentives that are competitive with similarly situated companies and reflective of our performance.

Role of Management

Our President and Chief Executive Officer develops recommendations regarding executive compensation program design and individual compensation levels for our other Named Executive Officers and certain other highly compensated individuals. He also provides the Compensation Committee with a performance assessment for each Named Executive Officer as input to base salary and incentive award recommendations and provides financial information relevant to determining the achievement of our performance objectives and related annual cash incentive bonuses. In addition, our President and Chief Executive Officer and our Chief Financial Officer are involved in setting the financial objectives that, subject to the approval of the Board and the Compensation Committee, are used as the performance measures for the annual and long-term incentive plans.

Role of Compensation Consultant

The Compensation Committee has retained FWC as its independent compensation consultant to provide executive compensation services to the Compensation Committee. FWC reports directly to the Compensation Committee and the Compensation Committee directly oversees the fees paid for FWC’s services. The Compensation Committee utilizes FWC to review management’s recommendations with the instruction that FWC is to advise the Compensation Committee independent of management and to provide such advice for the benefit of the Company and its shareholders. FWC does not provide any consulting services to the Company beyond its role as a consultant to the Compensation Committee.

FWC provided the following services to the Compensation Committee in connection with its review of the Company’s 2010 executive compensation programs:

•	assisted in the design and development of the 2010 executive compensation program;

•	provided competitive benchmarking and market data analysis;

•	provided analyses and industry trends relating to the compensation of our Chief Executive Officer and our other Named Executive Officers; and,

•	provided updates with regard to emerging trends and best practices in executive compensation.

Peer Group Compensation Analysis

While our executive team is comprised of long-term employees of the Company, there has been a significant change in our Named Executive Officers in the last two years. Mr. Lucia became our President and Chief Executive Officer in 2009 and in 2010, Mr. Curtin and Mses. Dragonetti and Perrin became Named Executive Officers. As part of the development of the new executive team, the Compensation Committee used benchmarking as a tool to set appropriate pay levels; however, the Compensation Committee may not perform such benchmarking on an annual basis.

In determining 2010 executive compensation, the Compensation Committee compared our executive compensation against that paid by a peer group of public companies in the healthcare information services industry approved by the Compensation Committee, taking into account the recommendations of FWC. This peer group, which is periodically reviewed and updated by the Compensation Committee, consists of companies the Compensation Committee believes are generally comparable to us in size, financial profile and scope of operations and against which the Compensation Committee believes we compete for executive talent.

Companies included in this peer group for purposes of establishing 2010 compensation levels were: Allscripts-Misys Healthcare Solutions Inc., AthenaHealth, Inc., Computer Programs & Systems Inc., Eclipsys Corporation, Emdeon Inc., Healthways, Inc., MAXIMUS, Inc., MedAssets, Inc., Phase Forward, Incorporated and Quality Systems, Inc. (collectively, the “2010 Peer Group”). This peer group reflects (relative to the Company’s prior peer group) the removal of CorVel Corporation and eResearch Technology, Inc. because they are no longer an appropriate size for inclusion in the peer group.

The chart below compares HMS’s revenue, net income and market capitalization to the median revenue, net income and market capitalization for our 2010 Peer Group. Note that although HMS’s revenue is below the median, its net income and market capitalization are above the median.

		2010 Peer
		Group
	HMS	Median
	(in millions)(1)

Revenue	$244	$440
Reported Net Income(2)	$32	$19
Market Capitalization(3)	$1,473	$1,073

(1)	Revenue and Net Income based on published earnings releases for the 12 month period ended March 31, 2010.

(2)	Before extraordinary items and discontinued operations

(3)	As of May 31, 2010

Components of our Executive Compensation Program

The primary elements of our executive compensation program are as follows:

Recognizing Skills/Experience/Responsibilities

Base salary: fixed compensation for performing day-to-day responsibilities.

Rewarding Short-Term Performance

Annual short term (cash) incentive compensation: cash compensation program based on the achievement of short-term financial goals and other strategic objectives measured over the current year.

Rewarding Long-Term Performance

Long-Term Incentive Awards: Annual awards, primarily in the form of equity, that are designed to build executive stock ownership, retain executives and align compensation with the achievement of HMS’s long-term financial goals of creating shareholder value and achieving strategic objectives as measured over multi-year periods.

2010 Executive Compensation

The Compensation Committee does not have a formal or informal policy or target for allocating compensation between cash and non-cash compensation, or among the different forms of non-cash compensation. However, certain components of executive compensation are paid based on predefined targets established in connection with a Named Executive Officer’s employment. For example, annual short term (cash) incentive compensation is based on a predetermined financial performance objective and paid based on a pre-established bonus target percentage. In allocating compensation between cash and non-cash forms, the Compensation Committee, after reviewing information provided by FWC, determines what it believes in its business judgment to be the appropriate level of each of the various compensation components with an overall goal of setting total direct compensation between the median and the 75th percentile for our 2010 Peer Group.

Base Salary.

Base salary is used to recognize the experience, skills, knowledge and responsibilities of our employees, including our Named Executive Officers. In determining the amount of compensation to be paid to our Named Executive Officers, the Compensation Committee adheres to long established compensation policies pursuant to which executive compensation is determined. Base salary determinants consist of the prevailing rate of compensation for positions of like responsibility and the level of the Named Executive Officer’s compensation in relation to others with similar responsibilities and tenure. To ensure both competitiveness and appropriateness of base salaries, we retain independent compensation consultants on a periodic basis to update the job classification and pay scale structure pursuant to which individual Named Executive Officers are classified and the pay ranges with which their jobs are associated.

Base salaries are reviewed at least annually by our Compensation Committee and are adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. In 2010, in recognition of their increased responsibilities and contributions in light of HMS’s significant growth, the Board designated Mr. Curtin, Mses. Dragonetti and Perrin, among others, as executive officers. In mid-2010, the Compensation Committee retained FWC to assist in the evaluation of the overall compensation packages of our Named Executive Officers. The compensation analysis was based on a review of the compensation of our Named Executive Officers to similarly situated executives in the 2010 Peer Group. Based on this analysis it was determined that the base salaries for the Named Executive Officers were generally below the median for the 2010 Peer Group. The Compensation Committee determined that, in light of (i) the Company’s exemplary performance through July 2010, (ii) the integral role of the Named Executive Officers in achieving this performance and (iii) the Board’s desire to maintain this core executive group, it would target base salaries for our Named Executive Officers between the median and the 75thpercentile for the 2010 Peer Group for purposes of setting 2010 compensation.

William C. Lucia, President & Chief Executive Officer

In February 2010, following a review of Mr. Lucia’s performance in his first year as President and Chief Executive Officer and taking into consideration the Company’s past compensation practices for Chief Executive Officers and the salaries of Chief Executive Officers in the 2010 Peer Group, the Compensation Committee approved an increase in Mr. Lucia’s annualized base salary from $400,000 to $525,000, effective March 1, 2010. In making this determination, the Compensation Committee also considered that the Company completed two acquisitions in 2009 and increased revenue and net income by more than 25% over the prior year.

In July 2010, as part of the overall review of compensation packages for our Named Executive Officers, the Compensation Committee increased Mr. Lucia’s base salary from $525,000 to $650,000, effective August 1, 2010, placing him within the median and the 75thpercentile for the 2010 Peer Group

Walter Hosp, Chief Financial Officer

In July 2010, the Compensation Committee approved an increase in Mr. Hosp’s base salary from $325,000 to $425,000. This was Mr. Hosp’s first salary increase since he joined the Company in 2007 and places him at approximately the 75thpercentile for the 2010 Peer Group.

Sean Curtin, Executive Vice President, Operations

In July 2010, in connection with his designation as an executive officer, the Compensation Committee set Mr. Curtin’s base salary at $400,000, placing him at the median for his position for the 2010 Peer Group.

Christina Dragonetti, Executive Vice President, Commercial Markets

In July 2010, in connection with her designation as an executive officer, the Compensation Committee set Ms. Dragonetti’s base salary at $400,000, placing her at the 75th percentile for her position for the 2010 Peer Group.

Maria Perrin, Executive Vice President, Government Markets

In July 2010, in connection with her designation as an executive officer, the Compensation Committee set Ms. Perrin’s base salary at $400,000, placing her at the median for her position for the 2010 Peer Group.

Annual Short Term (Cash) Incentive Compensation.

The Compensation Committee has the authority to award annual bonuses to our Named Executive Officers in accordance with specific performance criteria established each year and based on the extent to which those criteria were achieved. The Compensation Committee believes that the short term bonus plan promotes the Company’s performance-based compensation philosophy by providing Named Executive Officers with direct financial incentives in the form of annual cash bonuses for achieving specific performance goals. Bonus criteria are established and bonuses are ultimately awarded, in a manner intended to reward both overall corporate performance and an individual’s participation in attaining such performance. Our annual short term incentive bonus is paid in cash, ordinarily in a single installment in the first quarter following the completion of the fiscal year and is tied to the achievement of predetermined annual corporate financial and, in some cases, individual performance objectives. The targeted amount of annual performance bonus for 2010 was 65% of base salary for Mr. Lucia and 50% of base salary for Messrs. Hosp and Curtin and Mses. Dragonetti and Perrin.

The primary factor that the Compensation Committee considers when determining short term (cash) incentive compensation for our Named Executive Officers is a predetermined financial performance objective. If the Company achieves its financial performance objective, the Named Executive Officers become entitled to short term cash incentive compensation. In addition, upon the Company’s achievement of this objective, the Compensation Committee has the discretion to adjust short term cash incentive payments based upon its consideration of individual performance during the course of the year. There is no maximum on the bonus amount payable to our Named Executive Officers and the Compensation Committee may increase or decrease the annual bonus paid based on the attainment of goals relating to strategic objectives or to account equitably for items impacting the predetermined performance objectives that are non-recurring in nature.

The financial objective established for 2010 for Messrs. Lucia and Hosp was the achievement by the Company of a specific net income target. The Company uses net income because it is a primary reporting metric and is based on generally accepted accounting principles. Net income includes all income and expense items and all gains and losses, whether they are considered recurring or non-recurring. As illustrated in the chart below, the applicable percentage of the bonus target to be paid varies with the percentage of the Company’s attainment of its net income target. The net income target for 2010 was $38.1 million.

Net Income Target	Percent of Target
(In millions)	Achieved	Bonus Multiple

$32.3	85%	—
$35.2	92.5%	0.5
$38.1	100%	1.0
$41.9	110%	1.5
$45.7	120%	2.0
$49.5	130%	2.5
$53.3	140%	3.0

As illustrated in the chart, upon the achievement of 100% of the Company’s net income target, Messrs. Lucia and Hosp would be entitled to 100% of their respective bonus targets. The threshold for payment of any amount under the incentive plan for 2010 was attainment of more than 85% of the Company’s net income target. The achievement of 92.5% of the Company’s net income target would result in payment to Messrs. Lucia and Hosp of 50% of the bonus target.

Given the roles of Mr. Curtin and Mses. Dragonetti and Perrin as leaders of specific functional areas, the Committee, upon the advice of Mr. Lucia and FWC, determined that a more appropriate financial objective for these Named Executive Officers should include the achievement by the Company of a specified operating income target. Mr. Curtin’s annual (cash) incentive bonus, as the Executive Vice President of Operations, is based entirely on the Company’s achievement of a specified operating income target. In the case of Mses. Dragonetti and Perrin, their annual bonus will be determined as follows: (i) 25% will be based upon the Company’s achievement of a specified operating income target and (ii) 75% will be based on their department’s achievement of a specified departmental operating income target. The Company’s operating income target for 2010 was $63.1 million. Ms. Dragonetti’s department operating income target was $47.2 million and Ms. Perrin’s department operating income target was $67.4 million.

Company Operating
Income Target	Percent of Target
(In millions)	Achieved	Bonus Multiple

$53.6	85%	—
$58.3	92.5%	0.5
$63.1	100%	1.0
$69.4	110%	1.5
$75.7	120%	2.0
$82.0	130%	2.5
$88.3	140%	3.0

As illustrated in the chart, upon the achievement of 100% of the Company’s operating income target, Mr. Curtin and Mses. Dragonetti and Perrin would be entitled to 100% of their respective bonus targets. The threshold for payment of any amount under the incentive plan for 2010 was attainment of more than 85% of the Company’s operating income target. The achievement of 92.5% of the Company’s operating income target would result in payment to Mr. Curtin and Mses. Dragonetti and Perrin of 50% of the bonus target.

Specific individual goals are not set for each Named Executive Officer; rather, following completion of the fiscal year, the Compensation Committee assesses each Named Executive Officer’s overall contributions to helping the Company achieve its financial objective by (i) improving revenue, net income, cash flow, operating margins, earnings per share and return on shareholders’ equity, (ii) developing competitive advantages, (iii) dealing effectively with the growing complexity of our business, (iv) developing business strategies, managing costs and improving the quality of our services as well as customer satisfaction, (v) successfully executing divestitures, acquisitions and strategic partnerships, (vi) implementing operating efficiencies and (vii) general performance of individual job responsibilities. However, with the exception of awarding Mr. Curtin a one-time discretionary bonus for 2010, the Compensation Committee did not adjust bonuses for 2010 based on performance.

In February 2011, the Compensation Committee approved the cash bonus amounts to be paid to Messrs. Lucia and Hosp for services performed in 2010 based on the Company’s net income for 2010 of $40.5 million, which was 6.5% over the targeted net income amount for 2010. The bonus amounts awarded to Messrs. Hosp and Lucia were 32.6% above their 2010 bonus target, or $497,632 and $243,219, respectively.

The Compensation Committee also approved the 2010 cash bonus amounts to be paid to Mr. Curtin based on the Company’s operating income for 2010 of $67.5 million, which was 7.1% over the targeted operating income amount for 2010. The bonus amount awarded to Mr. Curtin was 35.5% above his 2010 bonus target, or $231,537. In addition, the Compensation Committee awarded Mr. Curtin a one-time discretionary bonus of $37,500 in recognition of his key role in leading the integration of the four companies that we acquired since September 2009.

Ms. Dragonetti’s department’s operating income for 2010 was 3.3% over the targeted operating income amount for 2010 for her department. Based on these results and the Company’s achievement of its operating income target, the Compensation Committee awarded Ms. Dragonetti a bonus of $183,045, which was 17.1% above her 2010 bonus target.

Ms. Perrin’s department’s operating income for 2010 was 11.9% over the targeted operating income amount for 2010 for her department. Based on these results and the Company’s achievement of its operating income target, the Compensation Committee awarded Ms. Perrin a bonus of $236,827, which was 38.6% above her 2010 bonus target.

Long Term Incentive Compensation.

The longer-term component of our executive compensation program has generally consisted of stock options and in 2009 was expanded to include restricted stock awards. We believe that equity grants provide our Named Executive Officers with a strong link to our long-term performance, create an ownership culture and help to align their interests with those of our shareholders.

Typically, during the fourth quarter of each year, the dates for the upcoming years’ meetings of the Compensation Committee are scheduled. The award determination takes place at the regularly scheduled meeting of the Compensation Committee held following the second quarter of each year. Equity awards are typically granted to our executives annually on October 1. Equity awards are granted upon the recommendation of management and approval of the Compensation Committee based upon its subjective evaluation of the appropriate grant depending upon the level of responsibility of each Named Executive Officer. In accordance with our Third Amended and Restated 2006 Stock Plan (the “2006 Plan”), we set the exercise price of all stock options equal to the closing price of our common stock on the NASDAQ Global Select Market on the day of the grant. Stock options generally become exercisable in installments over the period specified by the Compensation Committee. Accordingly, a stock option grant will provide a return to the executive officer only if the executive officer remains employed during the vesting period and then only if the market price of our common stock appreciates from the option’s exercise price. As a result, stock options strongly support our objective of ensuring that pay is aligned with changes in shareholder value. We have granted restricted stock to support the goal of retaining key Named Executive Officers. Restricted stock is issued to executives at par value ($0.01 per share) and generally vests in installments over the period specified by the Compensation Committee. Accordingly, a restricted stock grant will provide a return to the executive officer only if the executive officer remains employed during the vesting period. The value of the restricted stock to the executive increases as the market price of our common stock increases, but because no specific amount of market price appreciation is necessary for a return to be provided to the executive, the number of shares underlying a restricted stock grant is lower relative to the number of shares underlying a stock option grant.

For the 2010 fiscal year, the Compensation Committee considered the individual contributions of the Named Executive Officers discussed above under “Annual Short Term (Cash) Incentive Compensation” in making its determinations with respect to granting long term incentives, in addition to several more objective factors, including comparative share ownership of similarly-situated executives, the Company’s financial performance, the amount of equity previously awarded, the vesting of such awards, the retention value of the award and FWC’s recommendations. In determining amounts of long term incentive compensation to be awarded, no fixed or specific mathematical weighting was applied to the subjective or the objective assessment of the Named Executive Officers’ individual achievements.

In September 2010, the Board approved the grant, on October 1, 2010, of non-qualified stock options to our executives. These stock options are exercisable over seven years and contain a performance vesting component. The performance vesting component ensures that stock option compensation is also tied to the achievement of multi-year performance objectives. The stock options vest as follows: 50% of the grant vests in one-third increments on December 31, 2011, 2012 and 2013 and the remaining 50% cliff vests on December 31, 2013 to the extent that pre-defined earnings per share (EPS) growth and service conditions are satisfied. In order for a Named Executive Officer to vest 100% of his stock option grant, (i) he must be an employee of the Company on December 31, 2013 and (ii) the Company’s EPS for the fiscal year ending December 31, 2011 must be at least 15% higher than its EPS for the fiscal year ending December 31, 2010 and its EPS for the fiscal year ending December 31, 2012 must be at least 40% higher than its EPS for the fiscal year ended December 31, 2010. In October 2010, the Compensation Committee granted Messrs. Lucia stock options to purchase 20,000 shares of our common stock and Messrs. Hosp and Curtin and Mses. Dragonetti and Perrin stock options to purchase 16,000 shares of our common stock. The exercise price for these stock options was $59.32 per share and the vesting schedule was as described above.

In connection with its executive compensation review in July 2010, the Compensation Committee recommended that the Board approve a retention grant in February 2011 of restricted stock units to each of the Named Executive Officers. In February 2011, the Board approved the grant of restricted stock units with an aggregate value of $4.95 million. An aggregate of 66,962 restricted stock units were granted to our Named Executive Officers on February 18, 2011, based on the closing price of our common stock of $73.92 on the NASDAQ Global Select Market on that date. The restricted stock units vest in 25% increments, with the first 25% vesting on the second anniversary of the grant date and the remainder vesting ratably on the third, fourth and fifth anniversaries of the grant date.

Benefits and Other Compensation.

We maintain broad-based benefits that are provided to all employees, including health and dental insurance, life and disability insurance and a 401(k) plan. Our Named Executive Officers are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees. The Company matches 100% of participant contributions to our 401(k) plan up to 3% and 50% of the next 2% of their eligible compensation contributed to the 401(k) plan, up to a maximum of $9,800 per annum.

Severance and Change-in-Control Benefits.

Pursuant to employment agreements we have entered into with our Named Executive Officers and under the terms of our 2006 Plan, our Named Executive Officers are entitled to certain benefits in the event of the termination of their employment under specified circumstances, including termination following a change in control of our Company. We have provided detailed information about these benefits, along with estimates of their value under various circumstances, under the caption “Potential Payments upon Termination of Employment or Change-in-Control” below.

We believe providing these benefits helps us compete for executive talent, promote stability and continuity of senior management and provide reasonable assurance so that they are not distracted from their duties during the uncertainty that may accompany a possible change in control.

Tax Considerations

Section 162(m) of the Internal Revenue Code prohibits us from deducting any compensation in excess of $1 million paid to our Chief Executive Officer and the three other most highly compensated Named Executive Officers employed at the end of the year (other than our Chief Financial Officer), except to the extent that such compensation is paid pursuant to a shareholder approved plan upon the attainment of specified performance objectives. The Compensation Committee believes that tax deductibility is an important factor, but not the sole factor, to be considered in setting executive compensation policy. Accordingly, the Compensation Committee periodically reviews the potential consequences of Section 162(m) and generally intends to take such reasonable steps as are required to avoid the loss of a tax deduction due to Section 162(m). However, the Compensation Committee may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.

Summary Compensation Table

The following table sets forth the cash and non-cash compensation awarded to or earned by our Named Executive Officers for the fiscal years ended December 31, 2010, 2009 and 2008.

							Non-Equity
				Stock	Option		Incentive Plan	All Other	Total
Name and Principal		Salary	Bonus	Awards	Awards(1)		Compensation	Compensation	Compensation
Position	Year	($)	($)	($)	($)		($)	($)(2)	($)

William C. Lucia	2010	553,846	—	—	425,200	(3)	497,632	9,800	1,486,478
President and Chief	2009	406,923	—	1,000,000 (5)	289,600	(6)	442,060	18,300 (7)	2,156,883
Executive Officer(4)	2008	343,846	—	—	240,274		290,137	9,200	883,457
Walter D. Hosp	2010	367,308	—	—	340,160	(3)	243,219	9,800	960,487
Chief Financial Officer	2009	337,500	—	800,000 (5)	231,700	(6)	221,030	9,800	1,600,030
	2008	325,000	—	—	142,668		161,200	7,015	635,883
Sean Curtin(8)	2010	340,384	37,500(9)	—	340,160	(3)	231,537	—	949,581
Executive Vice President,
Operations
Christina Dragonetti(8)	2010	310,577	—	—	340,160	(3)	183,045	9,800	843,582
Executive Vice President,
Corporate Development
Maria Perrin(8)	2010	340,384	—	—	340,160	(3)	236,827	9,800	927,171
Executive Vice President,
Government Markets

(1)	The amounts in this column represent the grant date fair value of each stock option grant computed in accordance with FASB guidance on stock-based compensation, assuming all service and performance conditions are met. The relevant assumptions made in the valuations may be found in Note 10 of the Notes to Consolidated Financial Statements.

(2)	Except as described in footnote 7 below, the amounts in this column reflect 401(k) employer matching contributions.

(3)	In October 2010, Messrs. Lucia, Hosp and Curtin and Mses. Dragonetti and Perrin were each granted non-qualified stock options to purchase shares of our common stock at a purchase price per share of $59.32. Mr. Lucia was granted 20,000 non-qualified stock options and the other Named Executive Officers were each granted 16,000 non-qualified stock options. The amounts in this column represent the grant date fair value of the service/performance-based option grants computed in accordance with FASB guidance on stock-based compensation, assuming all service and performance conditions are met. The relevant assumptions made in the valuations may be found in Note 10 of the Notes to Consolidated Financial Statements. The grant date fair value of service/performance-based stock options is determined based on the number of shares granted and the fair value of our common stock on the grant date, which is the closing sales price per share of our common stock reported on The NASDAQ Global Select Market on that date.

(4)	Mr. Lucia became our Chief Executive Officer effective March 1, 2009. Prior to that date, Mr. Lucia served as our President and Chief Operating Officer.

(5)	In February 2009, Messrs. Lucia and Hosp were granted 31,980 and 25,584 shares of restricted stock, respectively. Subject to Messrs. Lucia’s and Hosp’s continued employment with the Company, these restricted stock awards will vest in 25% increments in February 2011, 2012, 2013 and 2014. The amounts in this column represent the grant date fair value of the service-based restricted stock award computed in accordance with FASB guidance on stock-based compensation, assuming all service conditions are met. The relevant assumptions made in the valuations may be found in Note 11 of the Notes to Consolidated Financial Statements in our 2009 Annual Report on Form 10-K. The grant date fair value of service-based restricted stock is determined based on the number of shares granted and the fair value of our common stock on the grant date, which is the closing sales price per share of our common stock reported on The NASDAQ Global Select Market on that date, less the consideration paid by the recipient for the award. Under our 2006 Plan, restricted stock award recipients pay us the par value for the stock ($0.01 per share).

(6)	In October 2009, Messrs. Lucia and Hosp were granted non-qualified stock options to purchase shares of our common stock at an exercise price per share of $37.82. Mr. Lucia was granted 20,000 non-qualified stock options and Mr. Hosp was granted 16,000 non-qualified stock options. The amounts in this column represent the grant date fair value of the service/performance-based option grants computed in accordance with FASB guidance on stock-based compensation, assuming all service and performance conditions are met. The relevant assumptions made in the valuations may be found in Note 11 of the Notes to Consolidated Financial Statements in our 2009 Annual Report. The grant date fair value of service/performance-based stock options is determined based on the number of shares granted and the fair value of our common stock on the grant date, which is the closing sales price per share of our common stock reported on The NASDAQ Global Select Market on that date.

(7)	Represents $8,500 in relocation allowance and $9,800 in 401(k) employer matching contributions.

(8)	Mr. Curtin and Mses. Dragonetti and Perrin were appointed as executive officers in July 2010.

(9)	In January 2010, the Compensation Committee awarded Mr. Curtin a discretionary bonus based upon performance in 2010.

Narrative Discussion of Summary Compensation Table

Salary

The salaries of our Named Executive Officers for fiscal 2010 reflect mid-year changes that were approved by the Compensation Committee in 2010.

Bonus

This column represents one-time discretionary bonuses by our Compensation Committee or Board of Directors.

Stock Awards

We granted restricted stock awards to our Named Executive Officers in 2009.

See “Potential Payments upon Employment Termination or Change-in-Control” for additional information regarding matters that could affect the vesting of such awards.

Option Awards

In 2009 and 2010, we granted non-qualified stock options to our Named Executive Officers which vest as follows: (i) 50% of the grant vests annually in one-third increments, with the first one-third vesting on December 31 of the year after the grant date and the remaining two-thirds vesting on December 31 of the second and third year and (ii) 50% vests on December 31 of the third year to the extent that certain pre-defined earnings per share growth and service conditions are satisfied.

See “Grants of Plan Based Awards, for the year ended December 31, 2010” for information regarding the options granted in 2010 and “Potential Payments upon Employment Termination and Change-in-Control” for additional information regarding matters that could affect the vesting of such options.

Non-Equity Incentive Plan Compensation

The amounts set forth in this column reflect the amounts paid to our Named Executive Officers as part of their annual short term (cash) incentive compensation, as discussed in the Compensation Discussion and Analysis, which precedes the Summary Compensation Table. These amounts are based on a percentage of the individual’s base salary for the fiscal year.

Grants of Plan-Based Awards For the Year Ended December 31, 2010

						All Other		Grant
					Estimated	Option		Date
			Estimated Future		Future Payouts	Awards:	Exercise	Fair
			Payouts		Under Equity	Number of	Price of	Value of
		Board	Under Non-Equity Incentive		Incentive Plan	Securities	Option	Stock and
	Grant	Approval	Plan Awards(1)		Awards	Underlying Options	Awards	Option
Name	Date	Date	Threshold ($)	Target ($)	Target (#)	(#)	($/sh)(2)	Awards(3)

William C. Lucia			17,063	341,250
	10/1/10	09/15/10			10,000(5)	10,000(4)	$59.32	425,200
Walter D. Hosp			8,125	162,500
	10/1/10	09/15/10			8,000(5)	8,000(4)	$59.32	340,160
Sean Curtin			7,500	150,000
	10/1/10	09/15/10			8,000(5)	8,000(4)	$59.32	340,160
Christina Dragonetti			6,250	125,000
	10/1/10	09/15/10			8,000(5)	8,000(4)	$59.32	340,160
Maria Perrin			7,500	150,000
	10/1/10	09/15/10			8,000(5)	8,000(4)	$59.32	340,160

(1)	Amounts represent the threshold and target that could be earned by the Named Executive Officers. The threshold amount shown is 5% of the individual’s bonus target amount, which would be payable if the Company achieved 86% of the applicable targeted financial measure for 2010. The target amount shown is 100% of the individual bonus target amount. Actual incentives paid for 2010 are shown in the Summary Compensation Table in the “Non-Equity Incentive Plan Compensation” column. Our short-term (cash) incentive plan is described in the Compensation Discussion and Analysis, under the heading “Annual Short Term (Cash) Incentive Compensation.” Mr. Lucia’s bonus target for 2010 was 65% of base salary and the bonus target for our other Named Executive Officers was 50% of base salary. Mr. Lucia’s bonus target is higher than that of the other Named Executive Officers due to his overall responsibility for the operations and success of the Company. There is no maximum on the bonus amount payable to our Named Executive Officers.

(2)	The exercise price equals the closing price of our Common Stock on the date of the grant.

(3)	The amounts in this column represent the grant date fair value of each stock option grant computed in accordance with FASB guidance on stock-based compensation, assuming all performance conditions are met. The relevant assumptions made in the valuations may be found in Note 10 of the Notes to Consolidated Financial Statements.

(4)	Amounts represent the portion of the non-qualified stock option grant made to the Named Executive Officers in 2010 that is conditioned on continued service. These non-qualified stock option grants are described in the Compensation Discussion and Analysis under the heading “Long Term Incentive Compensation.” The vesting terms for these grants are described in the Narrative Discussion to the Summary Compensation Table.

(5)	Amounts represent the portion of the non-qualified stock option grant made to the Named Executive Officers in 2010 that is conditioned on performance. These non-qualified stock option grants are described in the Compensation Discussion and Analysis under the heading “Long Term Incentive Plan.” The vesting terms for these grants are described in the Narrative Discussion to the Summary Compensation Table.

Outstanding Equity Awards at December 31, 2010

	Option Awards							Stock Awards
				Equity
				Incentive Plan
				Awards:						Market
	Number of	Number of		Number of						Value of
	Securities	Securities		Securities				Number of		Shares of
	Underlying	Underlying		Underlying				Shares of		Stock That
	Unexercised	Unexercised		Unexercised		Option	Option	Stock that		Have Not
	Options (#)	Options (#)		Unearned		Exercise	Expiration	Have Not		Vested
Name	Exercisable	Unexercisable		Options (#)		Price ($)	Date	Vested		($)(1)

William C. Lucia								31,980	(2)	2,071,344
	48,000	—		—		$6.95	4/14/2015
	68,665	—		—		$9.44	5/4/2016
	101,355	—		—		$10.98	6/26/2016
	20,000	—		—		$25.45	9/30/2012
	10,000	5,000	(3)	15,000	(3)	$23.99	9/30/2015
	3,334	6,666	(4)	10,000	(4)	$37.82	10/1/2016
	—	10,000	(5)	10,000	(5)	$59.32	9/30/2017
Walter D. Hosp								25,584	(2)	1,657,076
	45,000	15,000	(6)	—		$19.12	7/2/2017
	15,000	—		—		$25.45	9/30/2012
	8,333	4,167	(3)	12,500	(3)	$23.99	9/30/2015
	2,667	5,333	(4)	8,000	(4)	$37.82	10/1/2016
	—	8,000	(5)	8,000	(5)	$59.32	9/30/2017
Sean Curtin								19,187	(2)	1,242,742
	11,668	—		—		$14.04	9/13/16
	20,000	10,000	(6)	—		$25.45	9/30/12
	10,000	20,000	(6)	—		$23.99	9/30/15
	10,000	30,000	(6)	—		$37.82	10/01/16
	—	8,000	(5)	8,000	(5)	$59.32	9/30/17
Christina Dragonetti								19,187	(2)	1,242,742
	10,000					$2.92	11/04/13
	10,474	—		—		$9.44	5/4/16
	42,935	—		—		$10.98	6/26/16
	12,000	—		—		$25.45	9/30/12
	5,000	2,500	(3)	7,500	(3)	$23.99	9/30/15
	2,334	4,666	(4)	7,000	(4)	$37.82	10/1/16
	—	8,000	(5)	8,000	(5)	$59.32	9/30/17
Maria Perrin								31,980	(2)	2,071,345
	—	12,500	(6)	—		$22.29	4/30/17
	6,667	—		—		$25.45	9/30/12
	5,000	5,000	(3)	15,000	(3)	$23.99	9/30/15
	2,667	5,333	(4)	8,000	(4)	$37.82	10/1/16
	—	8,000	(5)	8,000	(5)	$59.32	9/30/17

(1)	Market value is calculated by multiplying the closing sales price per share of our common stock on The NASDAQ Global Select Market ($64.77) on December 31, 2010 by the number of shares of stock that have not vested.

(2)	Service-based restricted stock awards vest in 25% increments, with the first 25% vesting on February 19, 2011 and the remainder vesting ratably on February 19, 2012, 2013 and 2014.

(3)	Stock options vest as follows: 50% vests in one-third increments on December 31, 2009, 2010 and 2011. The remaining 50% vests on December 31, 2011 to the extent that certain pre-defined performance and service conditions are satisfied.

(4)	Stock options vest as follows: 50% vests in one-third increments on December 31, 2010, 2011 and 2012. The remaining 50% vests on December 31, 2012 to the extent that certain pre-defined performance and service conditions are satisfied.

(5)	Stock options vest as follows: 50% vests in one-third increments on December 31, 2011, 2012 and 2013. The remaining 50% vests on December 31, 2013 to the extent that certain pre-defined performance and service conditions are satisfied.

(6)	Stock options vest in 25% increments, with the first 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on the second, third and fourth anniversaries of the grant date (Grant dates: (i) Mr. Curtin: October 1, 2007, October 1, 2008 and October 1, 2009, respectively; (ii) Mr. Hosp: July 2, 2007; and, (iii) Ms. Perrin: April 30, 2007).

2010 Option Exercises

The following table sets forth certain information concerning the exercise of stock options by our Named Executive Officers. Although certain of our Named Executive Officers have received service-based restricted stock awards, as of December 31, 2010 none of those awards had commenced vesting; hence, the table below does not include information relating to those restricted stock awards.

	Number of Shares	Value Realized
	Acquired	on Exercise
Name	on Exercise (#)	($)(1)

William C. Lucia	104,000	$4,908,338
Sean Curtin	25,832	1,209,425
Maria Perrin	19,166	554,924

(1)	The value realized on the exercise of stock options is based on the difference between the exercise price and the market price (used for tax purposes) of our common stock on the date of exercise.

Potential Payments Upon Termination of Employment or Change in Control

The following information and table set forth the additional amounts payable to each of our Named Executive Officers in the event of a termination of employment as a result of involuntary termination, resignation for Good Reason (as defined below), resignation for Good Reason upon a Change in Control (as defined below) and involuntary termination following a Change in Control.

On March 1, 2011, we entered into a new employment agreement with Mr. Lucia; therefore, the following table presents the amounts payable to Mr. Lucia under the terms of his new agreement, rather than his prior agreement, which expired on February 28, 2011.

Assumptions and General Principles

The following assumptions and general principles apply with respect to the following table and any termination of employment of a Named Executive Officer:

•	The amounts shown in the table assume that each Named Executive Officer was terminated on December 31, 2010. Accordingly, the table reflects amounts earned as of December 31, 2010 and includes estimates of amounts that would be paid to the Named Executive Officer upon the occurrence of a termination or change in control. The actual amounts to be paid to a Named Executive Officer can only be determined at the time of the termination or change in control.

•	Regardless of the manner in which the Named Executive Officer’s employment is terminated, a Named Executive Officer is entitled to receive (i) any earned but unpaid salary and accrued but unused paid time off through the date of termination and (ii) in general, any earned but unpaid bonus for the calendar year preceding the calendar year in which his/her employment ends. Amounts due for unused paid time off for 2010 are not shown in the table.

•	Under the terms of our 2006 Plan, upon a Named Executive Officer’s termination of employment (for any reason other than gross misconduct), stock option exercises shall be limited to the stock options that were immediately exercisable at the date of such termination. The amounts shown in the table do not include the value of such immediately exercisable stock options.

•	Under the terms of our Restricted Stock Award Agreements, upon a Named Executive Officer’s termination of employment for any reason other than as a result of his/her death, disability or involuntarily by the Company (i) for “cause” or (ii) for “cause” within 24 months following a Change in Control, the unvested shares underlying his/her restricted stock award shall be forfeited effective as of his/her termination date. As of December 31, 2010, none of the restricted stock awards granted to our Named Executive Officers had commenced vesting.

•	Under the terms of our Restricted Stock Unit Agreements, upon a Named Executive Officer’s termination of employment for any reason other than as a result of his/her death, disability or involuntarily by the Company without “cause” within 24 months following a Change in Control, any restricted stock units which are not then vested shall be forfeited effective as of his/her termination date. If the Named Executive Officer ceases to be employed by the Corporation by reason of his/her retirement, the restricted stock units shall continue to vest as if the Named Executive Officer had continued to be employed until the expiration of two years after his/her retirement.

•	The amounts in the table assume that each of the Named Executive Officers would have been entitled to receive his/her target annual bonus payment for 2010 and not the amount that the Compensation Committee determined to pay based upon the level of attainment of the Company performance objectives. Therefore, the bonus payment amount set forth in the table is the target bonus for each Named Executive Officer, not the amount that was actually paid and shown as Non-Equity Incentive Plan Compensation in the Summary Compensation Table.

•	Under our Restricted Stock Award, Restricted Stock Unit and Stock Option Agreements, “cause” means a termination with “cause” under the terms of the Named Executive Officer’s employment agreement. If there is no such employment agreement in effect, a termination with “cause” as determined by the Board, shall mean a termination on account of deliberate gross misconduct or the violation, after any such termination, of the terms of a Restrictive Covenant and Confidentiality/Non-Disclosure Agreement with the Company.

•	Under the terms of the 2006 Plan, a “Change of Control” shall mean the occurrence of any of the following events: (i) at least a majority of the Board shall cease to consist of directors of the Company who served in such capacity at the time the 2006 Plan was adopted or during each subsequent renewal term or were approved by a then majority of continuing directors for addition to Board; (ii) any “person” or “group” shall have acquired beneficial ownership (as defined in Regulation 13d-3) of shares having 30% or more of the voting power of all outstanding shares, unless such acquisition is preapproved by the Board; (iii) a merger or consolidation occurs in which the outstanding shares are converted into shares of another company, or other securities, or cash or other property and the pre-transaction shareholders cease to hold at least 55% of the post-change voting power, (iv) the sale of all, or substantially all, of the Company’s assets occurs; or (v) the Company’s stockholders approve a plan of complete liquidation of the Company, with the definition subject to further limitations if necessary to conform to Section 409A of the Internal Revenue Code of 1986.

Definitions Applicable to Mr. Lucia

•	“Cause” means: (i) fraud with respect to the Company or any of its subsidiaries and affiliates; (ii) material misrepresentation to any regulatory agency, governmental authority, outside or internal auditors, internal or external Company counsel, or the Board concerning the operation or financial status of the Company or of any of its subsidiaries and affiliates; (iii) theft or embezzlement of assets of the Company or any of its subsidiaries or affiliates; (iv) conviction, or plea of guilty or nolo contendere to any felony (or to a felony charge reduced to a misdemeanor), or, with respect to the Mr. Lucia’s employment, to any misdemeanor (other than a traffic violation); (v) material failure to follow the Company’s conduct and ethics policies that have been provided or made available to Mr. Lucia; (vi) a material breach of his employment agreement; and/or (vii) continued failure to attempt in good faith to perform his duties as reasonably assigned by the Board. Certain of the foregoing definitions permit Mr. Lucia to attempt to cure the grounds for cause.

•	“Good Reason” means, the occurrence, without Mr. Lucia’s prior written consent, of any of the following events: (i) a material diminution in his authority, duties or responsibilities; (ii) a requirement that he report to an officer rather than to the Board; (iii) a material reduction in his base salary; (iv) the Company’s requiring him to perform his principal services primarily in a geographic area more than 50 miles from both the Company’s offices in Dallas, Texas and its principal headquarters in New York, New York (or such other place of primary employment for Mr. Lucia to which Mr. Lucia has moved after March 1, 2011); or (v) a material breach by the Company of any material provision of his employment agreement. Good Reason is also subject to certain timing restrictions and our ability to cure the proposed Good Reason.

•	“Change in Control” means:

•	the acquisition by an individual, entity or group (a “Person”) of beneficial ownership of any capital stock of the Company if, after such acquisition, such Person beneficially owns 50.01% or more of either (x) the then-outstanding shares of Company common stock or (y) the combined voting power of the then-outstanding Company securities entitled to vote in the election of directors ; provided, however, that an acquisition from the Company or pursuant to a Business Combination (as defined below) that complies with subclauses (x) and (y) of clause (ii) will not be a Change in Control;

•	the consummation of a merger, consolidation, reorganization, recapitalization or share exchange involving the Company or a sale or other disposition of all or substantially all (i.e., in excess of 85%), of its assets (a “Business Combination”), unless, immediately thereafter (x) all or substantially all of the beneficial owners immediately prior to such Business Combination beneficially own more than 50% of the then-outstanding shares of common stock and the combined voting power of the then-outstanding securities entitled to vote in the election of directors, respectively, of the resulting or acquiring corporation in substantially the same proportions as their initial ownership and (y) no Person beneficially owns 50.01%, or more, of the then-outstanding shares of common stock of the acquiring corporation, or of the combined voting power of the then-outstanding securities of such corporation entitled to vote in the election of directors (except if such ownership existed prior to the Business Combination); or

•	a change in the composition of the Board that results, during any one year period, in the current directors (including directors subsequently elected by at least a majority of the Board, but excluding directors whose initial assumption of office occurred as a result of an actual or threated election contest or similar circumstance) no longer constituting a majority of the Board, or the Board of a successor corporation.

			Resignation
			for Good	Involuntary
			Reason	Termination
			Upon a	Upon a
	Involuntary	Resignation for	Change of	Change of
Named Executive Officer and Type of Payment	Termination	Good Reason	Control	Control

William C. Lucia, President & Chief Executive Officer(1)(2)
Cash severance	$1,300,000	$1,300,000	$1,300,000	$1,300,000
Bonus payment	$845,000	$845,000	$845,000	$845,000
Continued health insurance coverage	$12,478	$12,478	$12,478	$12,478
Restricted Stock(3)	—	—	$2,071,345	$2,071,345
Stock Options(4)	—	—	$3,670,257	$3,670,257
Total	$2,157,478	$2,157,478	$7,899,080	$7,899,080
Walter D. Hosp, Chief Financial Officer(5)
Cash severance	$425,000	—	—	$425,000
Continued health insurance coverage	$20,016	—	—	$20,016
Restricted Stock(3)	—	—	—	$1,657,076
Stock Options(4)	—	—	—	$3,950,970
Total	$445,016	—	—	$6,053,062
Sean Curtin, Executive Vice President of Operations(6)
Cash severance	$400,000	—	—	$400,000
Continued health insurance coverage	$20,100	—	—	$20,100
Restricted Stock(3)	—	—	—	$1,242,742
Stock Options(4)	—	—	—	$4,922,520
Total	$420,100	—	—	$6,585,362
Christina Dragonetti, Executive Vice President of Corporate Development(7)
Cash severance	$200,000	—	—	$200,000
Continued health insurance coverage	$10,050	—	—	$10,500
Restricted Stock(3)	—	—	—	$1,242,742
Stock Options(4)	—	—	—	$2,439,627
		—	—
Total	$210,050	—	—	$3,902,469
Maria Perrin, Executive Vice President of Government Markets(8)
Cash severance	$200,000	—	—	$200,000
Continued health insurance coverage	$10,050	—	—	$10,050
Restricted Stock(3)	—	—	—	$2,071,345
Stock Options(4)	—	—	—	$4,004,923
		—	—
Total	$210,050	—	—	$6,286,318

(1)	If we terminate Mr. Lucia’s employment without Cause or if his employment ceases because of his death or disability or if he terminates his employment with Good Reason, then provided Mr. Lucia executes a separation agreement and release and complies with certain restrictive covenants (as described below) and confidentiality provisions contained in his employment agreement, he will be entitled to receive cash severance in an amount equal to (i) 24 times his monthly base salary paid ratably in equal installments over a 24 month period, (ii) twice a bonus component that will vary depending upon whether the bonus for the year of termination is intended to be “performance-based” compensation and the performance is satisfied, in which case it will be paid when bonuses are paid to the Company’s executive officers, or whether the bonus is under a different program, in which case it will be his target bonus and will be paid on the same schedule as (i) above, and (iii) continued health coverage for 24 months or until he becomes eligible for health coverage from another employer, whichever is earlier. For the 24 months following Mr. Lucia’s termination, he is prohibited from: (i) directly or indirectly engaging in competition with or owning any interest in, performing any services for, participating in, or being connected with any business that is competitive with the business of the Company and its subsidiaries, (ii) directly or indirectly inducing or attempting to induce any employee of the Company or its subsidiaries to leave the employ of the Company and (iii) directly or indirectly hiring, engaging or working with any supplier, contractor or other business relation of the Company or its subsidiaries if such action would be known by him to have a material adverse effect on the Company’s business or materially interfere with the Company’s relationship with that person/entity.

(2)	If within 24 months following a Change in Control, Mr. Lucia’s employment is terminated without Cause or he resigns for Good reason, provided he executes a separation agreement and release and complies with certain restrictive covenants and confidentiality provisions contained in his employment agreement (as described above), he will receive the amounts set forth in (1)(i) and (1)(ii) above in a single lump sum payment, rather than in installments as applies outside of a Change in Control.

(3)	Under the terms of our Restricted Stock Agreements, in the event a Named Executive Officer ceases to be employed by the Company by reason of death, disability or involuntarily by the Company (other than (i) for “cause” and (ii) for “cause” within 24 months of a Change of Control), the restricted stock awards held by such Named Executive Officer shall vest in full. In addition, the Compensation Committee has the discretion to accelerate vesting of the restricted stock in the event of a Change of Control. Under the terms of our Restricted Stock Unit Agreements, in the event a Named Executive Officer ceases to be employed by the Company by reason of death, disability or involuntarily by the Company other than for “cause” within 24 months following a Change in Control, all of the restricted stock units held by such Named Executive Officer shall become fully vested. The amounts presented in the table represent the market value of outstanding restricted stock awards and restricted stock units, which is determined based on the number of shares/units granted and the fair value of our common stock on December 31, 2010, which is the closing sales price per share of our common stock reported on The NASDAQ Global Select Market on that date ($64.77), less the consideration paid by the recipient for the award ($0.01 per share).

(4)	Under the 2006 Plan (assuming no contrary provisions in the award agreements/the 2006 Plan), if a Named Executive Officer ceases to be employed by the Company by reason of involuntary termination without “cause” by the Company during the 24-month period following a Change of Control, the Named Executive Officer’s outstanding options, which are not then exercisable and vested, shall become fully vested and exercisable. The numbers included in the table represent the value of the unvested portion of the Named Executive Officer’s stock options, assuming accelerated vesting (calculated based on the excess of the closing market price of our common stock on December 31, 2010, over the exercise prices of such options).

(5)	In the event Mr. Hosp is involuntarily terminated or involuntarily terminated upon a Change of Control, provided he executes and does not revoke a severance agreement and release, he will be entitled to salary and benefits continuation for 12 months.

(6)	In the event Mr. Curtin is involuntarily terminated and he executes and does not revoke a severance agreement and release, he will be entitled to his base salary for 12 months from the date of termination and the Company shall, for up to 12 months, continue to pay its share of the premium for COBRA coverage for Mr. Curtin.

(7)	In the event Ms. Dragonetti is involuntarily terminated, she may be eligible to receive salary and benefits continuation for up to six months.

(8)	In the event Ms. Perrin is involuntarily terminated and provided she executes and does not revoke a separation agreement and general release, she will be entitled to six months of salary and benefits continuation.

Executive Employment Agreements

See “Potential Payments Upon Termination of Employment or Change in Control” above for definitions of capitalized terms used below.

William C. Lucia — President and Chief Executive Officer

On March 1, 2011, we entered into a new employment agreement with Mr. Lucia. Unless earlier terminated, this agreement will terminate on February 28, 2013. In August 2010, Mr. Lucia’s annualized base salary was increased from $525,000 to $650,000. Mr. Lucia is eligible to receive bonus compensation from us in respect of each fiscal year (or portion thereof) during the term of his employment, in each case as may be determined by our Compensation Committee in its sole discretion on the basis of performance or such other criteria as may be established from time to time by the Compensation Committee in its sole discretion. Mr. Lucia’s target bonus is 65% of his base salary.

If we terminate Mr. Lucia’s employment without Cause, in connection with a Change in Control or otherwise, or if his employment ceases because of his death or disability or if he terminates his employment with Good Reason, then provided Mr. Lucia executes and does not revoke a separation agreement and release and complies with certain restrictive covenants (as described above) and confidentiality provisions contained in his employment agreement, he will be entitled to receive cash severance in an amount equal to (i) 24 times his monthly base salary paid ratably in equal installments over a 24 month period, (ii) twice a bonus component that will vary depending upon whether the bonus for the year of termination is intended to be “performance-based” compensation and the performance is satisfied or whether the bonus is under a different program, in which case it will be his target bonus and will be paid on the same schedule as (i) above, and (iii) continued health coverage for 24 months or until he becomes eligible for health coverage from another employer, whichever is earlier.

Walter D. Hosp — Chief Financial Officer

We have an employment letter agreement with Mr. Hosp that has an unspecified term. In August 2010, Mr. Hosp’s annualized base salary was increased from $325,000 to $425,000. Mr. Hosp is also eligible to receive an annual performance bonus, which depends on our performance and his individual performance, in each case as determined by our Compensation Committee. In February 2010, the Compensation Committee increased Mr. Hosp’s target bonus to 50% of his base salary.

In the event Mr. Hosp is involuntarily terminated or involuntarily terminated upon a Change of Control of the Company, provided he executes and does not revoke a severance agreement and release, he will be entitled to receive salary and benefits continuation for 12 months.

Sean Curtin — Executive Vice President of Operations

We have an employment letter agreement with Mr. Curtin that has an unspecified term. Mr. Curtin’s current annualized base salary, as approved by the Compensation Committee, is $400,000. He is also eligible to receive an annual performance bonus, which will be determined based on actual performance with no minimum bonus and no cap on the maximum bonus, provided that he meets certain predefined targets or objectives and the Company exceeds its fiscal year performance targets. Mr. Curtin’s target bonus is 50% of his base salary.

In the event Mr. Curtin is involuntarily terminated and he executes and does not revoke a severance agreement and release, he will be entitled to receive his base salary for 12 months from the date of termination and the Company shall, for up to 12 months, continue to pay its share of the premium for COBRA coverage for Mr. Curtin.

Christina Dragonetti — Executive Vice President of Corporate Development

We do not have an employment letter agreement with Ms. Dragonetti. Ms. Dragonetti’s current annualized base salary, as approved by the Compensation Committee, is $400,000. She is also eligible to receive an annual performance bonus, which depends on our performance and her individual and department performance, in each case as determined by our Compensation Committee. Ms. Dragonetti’s target bonus is 50% of her base salary.

In the event Ms. Dragonetti is involuntarily terminated, she may be eligible to receive salary and benefits continuation for up to six months.

Maria Perrin — Executive Vice President of Government Markets

We have an employment letter agreement with Ms. Perrin that has an unspecified term. Ms. Perrin’s current annualized base salary, as approved by the Compensation Committee, is $400,000. She is also eligible to receive an annual performance bonus, which depends on our performance and her individual and department performance, in each case as determined by our Compensation Committee. Ms. Perrin’s target bonus is 50% of her base salary.

In the event Ms. Perrin is involuntarily terminated and provided she executes and does not revoke a separation agreement and general release, she will be entitled to receive six months of salary and benefits continuation.

Director Compensation

General

A director who is one of our employees receives no additional cash compensation for his or her services as a director or as a member of a committee of our Board of Directors. A director who is not one of our employees (a non-employee director) receives cash compensation for his or her services as described below. All cash compensation, unless deferred, is paid at the end of each quarter. All of our directors are reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board of Directors or its committees. In July 2010, our Board of Directors, with the guidance of F.W. Cook, compensation consultants, reviewed the compensation paid to directors for Board and committee service and adopted a new compensation program which became effective for the third quarter of 2010.

Non-Employee Board Member Retainer

Each non-employee director receives a quarterly retainer for service as a director, which is fixed from time to time by resolution of the Board. The quarterly retainer is currently $8,750 per quarter, or $35,000 annually. The quarterly retainer was not increased for 2010.

Committee Chair Retainer

Through the second quarter of 2010, the Audit Committee Chair, Ms. Rudnick, received a quarterly retainer of $1,250. In July 2010, the Board increased the Audit Committee Chair quarterly retainer to $2,500, or $10,000 annually, effective for the third quarter of 2010.

In addition, in July 2010, the Board approved a quarterly retainer of $2,500, or $10,000 annually, for each of our other Committee Chairs. This retainer became effective for the third quarter of 2010.

Stock Option Grants

Each of our non-employee directors is eligible to receive an annual award of stock options, the value of which is fixed from time to time by resolution of the Board. In July 2010, the Board approved the 2010 grant to each of our non-employee directors and to Mr. Holster of non-qualified stock options and restricted stock units (on an “equal number of units basis”) with an aggregate value of $80,000, with the actual number of stock options and restricted stock units to be calculated based on the grant date fair value computed in accordance with FASB guidance on stock-based compensation, except that no assumption for forfeitures would be included. On October 1, 2010, each of our non-employee directors and Mr. Holster, was granted a stock option to purchase 933 shares of our common stock and 933 restricted stock units. Both of these grants vest quarterly over a one year period, with the first quarterly vest on December 31, 2010.

Non-Employee Chairman of the Board Quarterly Retainer

In July 2010, the Board approved the following compensation package for a non-employee Chairman of the Board: (i) annual cash retainer of $41,000 and (ii) equity compensation consisting of a grant of non-qualified stock options and restricted stock units (on an “equal number of units basis”) with an aggregate value of $94,000, which would be granted on October 1 of each year and which would vest quarterly over a one year period commencing on the date of grant. The actual number of stock options and restricted stock units to be calculated based on the grant date fair value computed in accordance with FASB guidance on stock-based compensation, except that no assumption for forfeitures would be included.

Director Deferred Compensation Plan

Each of our non-employee directors is eligible to participate in our Director Deferred Compensation Plan, under which the non-employee director may elect to defer all or part of his or her Board of Director fees and annual restricted stock unit grants until the termination of his or her service as a member of the Board for any reason. The amount of any cash compensation deferred by a non-employee director is converted into a number of stock units, determined based upon the closing price of our common stock on the NASDAQ Global Select Market on the date such fees would otherwise have been payable and is credited to a deferred compensation account maintained in his or her name. Deferred restricted stock unit grants are converted on a share-for-share basis on the date such restricted stock units would otherwise have been payable and also credited to the non-employee director’s account. The account will be credited with additional stock units, also based on such average market value, upon the payment date for any dividends declared on our common stock. Upon a director’s termination of service on our Board, the amounts accumulated in the deferred compensation account will be distributed in the form of common stock under the 2006 Plan equal to the number of whole stock units in the account and cash in lieu of any fractional shares.

The following table sets forth the deferred stock units held by our non-employee directors as of December 31, 2010.

Deferred
Name	Stock Units

Robert M. Holster	933
James T. Kelly	933
William F. Miller III	467
William S. Mosakowski	—
Ellen A. Rudnick	467
Bart M. Schwartz	553
Michael A. Stocker, M.D.	—
Richard H. Stowe	1,106

2010 Director Compensation

The following table sets forth compensation earned and paid, as of December 31, 2010, to each of our non-employee directors and Mr. Holster, for service as a director during 2010.

	Fees Earned		Stock
	or Paid		Awards	Option
Name(1)	in Cash		($)(2)	Awards(3)	Total

Robert M. Holster	$474,508	(4)	$19,836	$55,346	$549,690
James T. Kelly.	$35,000		$19,836	$55,346	$110,182
William F. Miller III	$35,000		$19,836	$55,346	$110,182
William S. Mosakowski	$35,000		$19,836	$55,346	$110,182
Ellen A. Rudnick.	$42,500		$19,836	$55,346	$117,682
Bart M. Schwartz.	$22,500	(5)	$19,836	$55,346	$97,682
Michael A. Stocker, M.D.	$40,000		$19,836	$55,346	$115,182
Richard H. Stowe	$40,000	(5)	$19,836	$55,346	$115,182
Former Directors
William W. Neal	$26,250		—	—	$26,250
Galen D. Powers	$17,500		—	—	$17,500

(1)	The number of unexercised stock options outstanding as of December 31, 2010 held by the directors and former directors named in the above table was as follows: Mr. Kelly (21,033), Mr. Miller (21,033), Mr. Mosakowski (19,783), Mr. Neal (0), Mr. Powers (0), Ms. Rudnick (66,033), Mr. Schwartz (933), Dr. Stocker (19,783) and Mr. Stowe (66,033). Each of the directors named in the above table had 933 restricted stock units outstanding as of December 31, 2010. See footnote 2 for information regarding the deferral of these restricted stock units by some of our directors.

(2)	On October 1, 2010, each non-employee director and Mr. Holster, was granted 933 restricted stock units. This grant vests quarterly, with the first quarter vesting on December 31, 2010. Pursuant to our 2010 Director Deferred Compensation Plan, Mr. Holster elected to defer 933 restricted stock units, Mr. Schwartz elected to defer 467 restricted stock units and Mr. Stowe elected to defer 933 restricted stock units. The restricted stock units vest quarterly, with the first quarter vesting on December 31, 2010. The amounts in this column represent the grant date fair value of the restricted stock units granted on October 1, 2010 computed in accordance with FASB guidance on stock-based compensation. The relevant assumptions made in the valuations may be found in Note 10 of the Notes to Consolidated Financial Statements. These amounts do not correspond to the actual value that may be realized by the directors with respect to these awards.

(3)	On October 1, 2010, each non-employee director and Mr. Holster, was granted a non-qualified stock option to purchase 933 shares of common stock. The stock options vest quarterly, with the first quarter vesting on December 31, 2010. The amounts in this column represent the grant date fair value of that stock option grant computed in accordance with FASB guidance on stock-based compensation. The relevant assumptions made in the valuations may be found in Note 10 of the Notes to Consolidated Financial Statements. These amounts do not correspond to the actual value that may be realized by the directors with respect to these awards.

(4)	In March 2009, in connection with Mr. Holster’s resignation as our Chief Executive Officer, we amended and restated his employment agreement to reflect his continued employment with the Company as the Chairman of the Board of Directors. For his service under this agreement, Mr. Holster received an annualized base salary of $250,000 and was eligible to receive bonus compensation at a target of 65% of his base salary. Mr. Holster received a performance bonus of $219,700 for his 2010 service. Mr. Holster resigned as our employee effective December 31, 2010, but will continue as our non-employee Chairman of the Board of Directors.

(5)	Includes the value of fully vested deferred stock units received in lieu of all or a specified portion of the non-employee director’s regular quarterly cash retainer based on the fair market value of the underlying shares on December 31, 2010, the date the regular annual cash retainer would otherwise have been paid. Based on the prior election by each director, Mr. Stowe received 173 deferred stock units with a value of $11,250 and Mr. Schwartz received 56 deferred stock units with a value of $5,625.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2010, the members of our Compensation Committee were Richard H. Stowe, James T. Kelly and William W. Neal (through September 2010), none of whom has ever been an officer or employee of the Company and none of whom have had a related person transaction involving the Company. During 2010, none of our executive officers (i) served as a member of the board of directors or compensation committee (or equivalent entity) of any other entity that had one or more of its executive officers serving as a member of our Compensation Committee or (ii) served as a member of the compensation committee (or equivalent entity) of any other entity that had one or more of its executive officers serving as a member of our Board of Directors.

REPORT OF COMPENSATION COMMITTEE

The Compensation Committee of the Board of Directors (the “Board”) of HMS Holdings Corp. (the “Company”) has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

By the Compensation Committee of the Board of Directors of HMS Holdings Corp.

Richard H. Stowe, Chair
James T. Kelly
William F. Miller III (as of January 2011)

The information contained in the Compensation Committee Report shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference in such filing.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2010. For additional information about our equity compensation plans see Note 10 of the Notes to Consolidated Financial Statements.

Number of
Securities
Remaining
	Number of		Available for
	Securities to be	Weighted-	Future Issuance
	Issued Upon	Average	Under Equity
	Exercise of	Exercise Price	Compensation
	Outstanding	of Outstanding	Plans (Excluding
	Options,	Options,	Securities
	Warrants and	Warrants and	Reflected in
Plan Category	Rights	Rights	Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by shareholders(1)	2,399,941	$25.56	1,437,208
Equity compensation plans not approved by shareholders(2)	107,916	$16.86	—

Total	2,507,857

(1)	This includes stock options to purchase common stock granted under our 1999 Long-Term Incentive Plan and the 2006 Plan and restricted stock awards and restricted stock units granted under the 2006 Plan.

(2)	Options outstanding under plans not approved by the shareholders include: (i) 47,916 options granted in September 2006 to four former senior executives of BSPA in connection with their joining us and (ii) 60,000 options granted in July 2007 to Walter D. Hosp, our Chief Financial Officer, under the terms of his employment agreement.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of February 18, 2011 by (i) each of our non-employee directors, (ii) Messrs. Lucia, Hosp and Curtin and Mses. Dragonetti and Perrin, whom we refer to as our Named Executive Officers, (iii) all of our directors and current executive officers as a group and (iv) each person (or group of affiliated persons) known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. This information does not necessarily indicate beneficial ownership for any other purpose. Under the SEC rules, beneficial ownership includes any shares as to which an entity or individual has sole or shared voting power or investment power and also any shares that the entity or individual has the right to acquire as of April 19, 2011 (60 days after February 18, 2011) through the exercise of stock options. Beneficial ownership includes all shares of restricted stock held by an entity or individual, whether or not vested, but excludes options or other rights vesting after April 19, 2011.

Percentage of beneficial ownership is based on 27,928,563 shares of common stock outstanding as of February 18, 2011. For each individual and group included in the table below, percentage ownership is calculated by dividing the number of shares beneficially owned by such entity or individual by the sum of the shares of common stock outstanding on February 18, 2011 and the number of shares of common stock that such entity or individual had the right to acquire as of April 19, 2011.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each shareholder named in the following table possesses sole voting and investment power over the shares listed, except for those jointly owned with that person’s spouse. Unless otherwise noted below, the address of each person listed on the table is c/o HMS Holdings Corp., 401 Park Avenue South, New York, NY 10016.

	Shares Beneficially Owned*
	Numbers of	Percent
Name of Beneficial Owner	Shares	(%)

Directors
Robert M. Holster(1)	228,898	*
James T. Kelly(2)	21,034	*
William C. Lucia(3)	296,008	1.1
William F. Miller(4)	86,546	*
William S. Mosakowski(5)	19,784	*
Ellen A. Rudnick(6)	69,034	*
Bart M. Schwartz(7)	1,020	*
Michael A. Stocker M.D.(8)	19,784	*
Richard H. Stowe(9)	66,207	*
Named Executive Officers
Sean Curtin(10)	70,855	*
Christina Dragonetti(11)	172,511	*
Walter D. Hosp(12)	107,584	*
Maria Perrin(13)	46,314	*
All current directors and executive officers as a group (17 persons)(14)	1,267,456	4.5
Five Percent Shareholders
BlackRock, Inc.(15)	2,074,053	7.4
FMR, LLC(17)	2,132,450	7.6
William Blair & Co.(16)	1,597,220	5.7

*	Represents less than 1%.

(1)	Includes 16,773 shares of common stock owned by members of Mr. Holster’s family, 26,900 shares of common stock issuable to Mr. Holster upon the exercise of options scheduled to vest by April 19, 2011 and 467 shares of common stock deferred under the Director Deferred Compensation Plan.

(2)	Consists of 20,567 shares of common stock issuable to Mr. Kelly upon the exercise of options scheduled to vest by April 19 ,2011 and 467 shares of common stock deferred under the Director Deferred Compensation Plan.

(3)	Includes 227,334 shares of common stock issuable to Mr. Lucia upon the exercise of options scheduled to vest by April 19, 2010 and 31,980 shares of restricted stock, which vest in equal installments on February 19, 2011, 2012, 2013 and 2014.

(4)	Includes 4,000 shares of common stock owned by members of Mr. Miller’s family, 20,567 shares of common stock issuable to Mr. Miller upon the exercise of options scheduled to vest by April 19, 2010 and 233 shares of common stock deferred under the Director Deferred Compensation Plan. Mr. Miller disclaims beneficial ownership of the shares of common stock held by his family.

(5)	Includes of 19,317 shares of common stock issuable to Mr. Mosakowski upon the exercise of options scheduled to vest by April 19, 2011.

(6)	Includes of 65,567 shares of common stock issuable to Ms. Rudnick upon the exercise of options scheduled to vest by April 19, 2011 and 233 shares of common stock deferred under the Director Deferred Compensation Plan.

(7)	Consists of 467 shares of common stock issuable to Mr. Schwartz upon the exercise of options scheduled to vest by April 19, 2011 and 233 shares of common stock deferred under the Director Deferred Compensation Plan.

(8)	Includes of 19,317 shares of common stock issuable to Dr. Stocker upon the exercise of options scheduled to vest by April 19, 2011.

(9)	Consists of 65,567 shares of common stock issuable to Mr. Stowe upon the exercise of options scheduled to vest by April 19, 2011 and 467 shares of common stock deferred under the Director Deferred Compensation Plan.

(10)	Consists of 51,668 shares of common stock issuable to Mr. Curtin upon the exercise of options scheduled to vest by April 19, 2011 and 19,187 shares of restricted stock, which vest in equal installments on February 19, 2011, 2012, 2013 and 2014.

(11)	Includes of 82,743 shares of common stock issuable to Ms. Dragonetti upon the exercise of options scheduled to vest by April 19, 2011 and 19,187 shares of restricted stock, which vest in equal installments on February 19, 2011, 2012, 2013 and 2014.

(12)	Includes 1,000 shares of common stock jointly owned by Mr. Hosp and his spouse, 71,000 shares of common stock issuable to Mr. Hosp upon the exercise of options scheduled to vest by April 19, 2011 and 25,584 shares of restricted stock, which vest in four equal installments on February 19, 2011, 2012, 2013 and 2014.

(13)	Consists of 14,334 shares of common stock issuable to Ms. Perrin upon the exercise of options scheduled to vest by April 19, 2011 and 31,980 shares of restricted stock, which vest in equal installments on February 19, 2011, 2012, 2013 and 2014.

(14)	Consists of: Mses. Dragonetti, Marshall, Nustad, Perrin and Rudnick and Dr. Stocker and Messrs. Curtin, Holster, Hosp, Kelly, Lucia, Miller, Mosakowski, Schmid, Schwartz, Singh and Stowe.

(15)	In a Schedule 13G filed with the SEC on February 4, 2011, BlackRock, Inc. reported it has sole voting and dispositive power over 2,074,503 shares of our common stock. BlackRock’s principal business address is 40 East 52nd Street, New York, NY 10022.

(16)	In a Schedule 13G filed with the SEC on February 14, 2011, FMR, LLC reported that it beneficially owns 2,132,450 shares of our common stock, of which it has sole voting power over 41,750 shares and sole dispositive power over 2,132,450 shares. Fidelity Management & Research Company, or Fidelity, with its principal address at 82 Devonshire Street, Boston, Massachusetts 02109, is a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. Fidelity is the beneficial owner of 2,093,150 shares of our common stock as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. Edward C. Johnson 3d and FMR LLC, through its control of Fidelity and the funds each has sole power to dispose of the 2,093,150 shares owned by the funds. Members of the family of Edward C. Johnson 3d, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Edward C. Johnson 3d, Chairman of FMR LLC, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees. Pyramis Global Advisors, LLC, or PGALLC, with its principal address at 900 Salem Street, Smithfield, RI, 02917, is an indirect wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. PGALLC is the beneficial owner of 4,400 shares of our common stock as a result of its serving as investment adviser to institutional accounts, non-U.S. mutual funds, or investment companies registered under Section 8 of the Investment Company Act of 1940 owning such shares. Edward C. Johnson 3d and FMR LLC, through its control of PGALLC, each has sole dispositive power over 4,400 shares and sole power to vote or to direct the voting of 4,400 shares of our common stock owned by the institutional accounts or funds advised by PGALLC as reported above. FIL Limited, or FIL, with its principal address at Pembroke Hall, 42 Crow Lane, Hamilton, Bermuda and various foreign-based subsidiaries provide investment advisory and management services to a number of non-U.S. investment companies and certain institutional investors. FIL which is a qualified institution under section 240.13d-1(b)(1) (ii), is the beneficial owner of 34,900 shares of our common stock. Partnerships controlled predominantly by members of the family of Edward C. Johnson 3d, Chairman of FMR LLC and FIL, or trusts for their benefit, own shares of FIL voting stock with the right to cast approximately 39% of the total votes which may be cast by all holders of FIL voting stock. FMR LLC and FIL are separate and independent corporate entities and their Boards of Directors are generally composed of different individuals. FMR LLC and FIL are of the view that they are not acting as a “group” for purposes of Section 13(d) under the Exchange Act and that they are not otherwise required to attribute to each other the “beneficial ownership” of securities “beneficially owned” by the other corporation within the meaning of Rule 13d-3 promulgated under the Exchange Act. Therefore, they are of the view that the shares held by the other corporation need not be aggregated for purposes of Section 13(d). Notwithstanding the foregoing, FMR LLC filed the Schedule 13G on a voluntary basis as if all of the shares are beneficially owned by FMR LLC and FIL on a joint basis.

(17)	In a Schedule 13G filed with the SEC on February 8, 2011, William Blair & Co. reported it has sole voting and dispositive power over 1,597,220 shares of our common stock. William Blair’s principal business address is 222 W. Adams, Chicago, IL 60606.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

William S. Mosakowski, a member of our Board of Directors, is the President, Chief Executive Officer, controlling stockholder and a member of the Board of Directors of PCG. Since the acquisition of BSPA in 2006, we have entered into subcontractor agreements with PCG, pursuant to which we provide cost containment services. For the year ended December 31, 2010, we recognized $0.1 million as revenue under subcontractor agreements with PCG and had $2.4 million in outstanding accounts receivable related to these subcontractor agreements.

In addition, as part of the acquisition of BSPA in 2006, we entered into an office sublease agreement with PCG that expired in January 2010. For the years ended December 31, 2010, 2009, 2008, we recognized $5,500, $110,000 and $110,000, respectively, as expense under the sublease agreement with PCG. In connection with the BSPA acquisition, we entered into an Intercompany Services Agreement (ISA) with PCG to allow each party to perform services for the other, such as information technology support and contractual transition services. Services performed under the ISA are billed at pre-determined rates specified in the ISA. For the year ended December 31, 2010 services rendered by PCG under the ISA were valued at approximately $360,000 and our services rendered to PCG were valued at approximately $112,000.

Since the BSPA acquisition, amounts collected by or paid on our behalf by PCG are reimbursed to PCG at cost. At December 31, 2010 we owed $0.1 million to PCG.

One of our former directors, Galen D. Powers, was a senior partner in the law firm Powers Pyles Sutter & Verville PC, which we began using in 1984. For the year ended December 31, 2010 we incurred $0.2 million in legal fees for services rendered to us by Powers Pyles Sutters & Verville.

The Audit Committee has reviewed and approved these transactions.

Board Determination of Independence

Under Rule 5605(a)(2) of the NASDAQ Stock Market, Inc. Marketplace Rules (the “NASDAQ Marketplace Rules”), a director will only qualify as an “independent director” if, in the opinion of our Board of Directors, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Based on its review of the applicable independence standards and answers to annual questionnaires completed by the directors, our Board of Directors has determined that each of Ms. Rudnick, Dr. Stocker and Messrs. Kelly, Miller, Schwartz and Stowe is an “independent director” as defined under the NASDAQ Marketplace Rules. At the time they ceased to serve on our Board of Directors, Messrs. Powers & Neal were “independent directors” as defined under the NASDAQ Marketplace Rules.

The Board of Directors has the following standing committees: Audit Committee, Compensation Committee, Compliance Committee and Nominating Committee, each of which consists of independent director, as defined under the NASDAQ Marketplace Rules.

Item 14.	Principal Accounting Fees and Services.

Fees of Independent Registered Public Accountants during Fiscal Years 2010 and 2009

In addition to retaining KPMG to audit our financial statements, from time to time, we engage KPMG to perform other services. The following table sets forth the aggregate fees billed by KPMG in connection with the services rendered during the past two fiscal years. All fees set forth below were approved by the Audit Committee of the Board of Directors.

Type of Fee	2010	2009

Audit Fees(1)	$580,000	$558,500
Audit-Related Fees	—	—
Tax Fees(2)	125,805	10,620
All Other Fees(3)	226,272	—

Total Fees for Services Provided	$932,077	$569,120

(1)	Audit fees represent fees for professional services rendered for the audit of our consolidated financial statements, review of interim financial statements and services normally provided by the independent registered public accounting firm in connection with regulatory filings, including registration statements.

(2)	Represents fees for tax services, including tax compliance, tax advice and tax planning provided during the ordinary course of operations and tax services related to our acquisition of the office building in Irving, Texas.

(3)	Represents fees related to a review of a data conversion project.

Audit Committee Pre-Approval Policies and Procedures

In accordance with its Charter, the Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

1. Financial Statements.

The financial statements are listed in the Index to Consolidated Financial Statements on page 73.

2. Financial Statement Schedules.

Financial Statement Schedule II — Valuation and Qualifying Accounts is set forth on page 102. All other financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

3. Exhibits.

The Exhibits are set forth on the Exhibit Index on page 103 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMS Holdings Corp.
       (Registrant)

By:	/s/ William C. Lucia
William C. Lucia
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

Date: March 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert M. Holster Robert M. Holster	Chairman, Board of Directors	February 26, 2011

/s/ William C. Lucia William C. Lucia	Chief Executive Officer, Director (Principal Executive Officer)	March 1, 2011

/s/ Walter D. Hosp Walter D. Hosp	Chief Financial Officer (Principal Financial Officer)	March 1, 2011

/s/ Joseph M. Donabauer Joseph M. Donabauer	Vice President & Controller (Principal Accounting Officer)	February 28, 2011

/s/ James T. Kelly James T. Kelly	Director	March 1, 2011

/s/ William F. Miller III William F. Miller III	Director	February 23, 2011

/s/ William S. Mosakowski William S. Mosakowski	Director	March 1, 2011

/s/ Ellen A. Rudnick Ellen A. Rudnick	Director	February 28, 2011

/s/ Bart M. Schwartz Bart M. Schwartz	Director	February 23, 2011

/s/ Michael A. Stocker, M.D. Michael A. Stocker, M.D.	Director	February 23, 2011

/s/ Richard H. Stowe Richard H. Stowe	Director	February 24, 2011

HMS HOLDINGS CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
HMS Holdings Corp.:

We have audited the accompanying consolidated balance sheets of HMS Holdings Corp. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HMS Holdings Corp. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

KPMG LLP
New York, New York
March 1, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
HMS Holdings Corp.:

We have audited HMS Holdings Corp’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). HMS Holdings Corp. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, HMS Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HMS Holdings Corp. as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 1, 2011, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

KPMG LLP
New York, New York
March 1, 2011

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$94,836	$64,863
Accounts receivable, net of allowance of $799 at December 31, 2010 and $614 at December 31, 2009, respectively	75,123	64,750
Prepaid expenses	5,521	5,722
Prepaid income taxes	3,533	4,234
Other current assets	371	68
Net deferred tax asset	664	804

Total current assets	180,048	140,441
Property and equipment, net	44,713	20,902
Goodwill, net	107,414	91,520
Intangible assets, net	19,826	16,798
Other assets	904	983

Total assets	$352,905	$270,644

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$32,502	$26,474

Total current liabilities	32,502	26,474

Long-term liabilities:
Contingent payment due to AMG-SIU	2,573	—
Accrued deferred rent	1,842	3,675
Other liabilities	2,582	1,876
Deferred tax liabilities	5,768	326

Total long-term liabilities	12,765	5,877

Total liabilities	45,267	32,351

Commitments and Contingencies — See Note 12
Shareholders’ equity:
Preferred stock — $0.01 par value; 5,000,000 shares authorized; none issued
Common Stock — $0.01 par value; 45,000,000 shares authorized;
29,447,182 shares issued and 27,784,336 shares outstanding at December 31, 2010; 28,533,406 shares issued and 26,870,560 shares outstanding at December 31, 2009	294	285
Capital in excess of par value	205,039	175,795
Retained earnings	111,702	71,610
Treasury stock, at cost: 1,662,846 shares at December 31, 2010 and December 31, 2009	(9,397)	(9,397)

Total shareholders’ equity	307,638	238,293

Total liabilities and shareholders’ equity	$352,905	$270,644

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Revenue	$302,867	$229,237	$184,495

Cost of services:
Compensation	109,601	77,208	60,571
Data processing	18,086	13,717	10,999
Occupancy	13,643	10,877	10,079
Direct project costs	35,383	28,384	28,429
Other operating costs	17,108	14,019	10,831
Amortization of acquisition related software and intangibles	6,217	5,066	4,714

Total cost of services	200,038	149,271	125,623
Selling, general and administrative expenses	36,085	28,098	22,142

Total operating expenses	236,123	177,369	147,765

Operating income	66,744	51,868	36,730
Interest expense	(94)	(1,080)	(1,491)
Other expense, net	(69)	—	—
Interest income	94	226	719

Income before income taxes	66,675	51,014	35,958
Income taxes	26,583	20,966	14,583

Net income	$40,092	$30,048	$21,375

Basic income per common share:
Net income per share — basic	$1.47	$1.15	$0.85

Diluted income per share:
Net income per share — diluted	$1.41	$1.09	$0.80

Weighted average shares:
Basic	27,254	26,110	25,048

Diluted	28,458	27,621	26,816

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share amounts)

				Retained	Accumulated
	Common stock		Capital In	Earnings/	Other			Total
	# of Shares	Par	Excess of	Accumulated	Comprehensive	Treasury Stock		Shareholders’
	Issued	Value	Par Value	Deficit	Income/(Loss)	# of Shares	Amount	Equity

Balance at January 1, 2008	26,409,035	$264	$127,887	$20,187	$(192)	1,662,846	$(9,397)	$138,749

Comprehensive income:
Net income	—	—	—	21,375	—	—	—	21,375
Current period net changes in hedging trans, net of tax $18	—	—	—	—	(28)	—	—	(28)

Total comprehensive income								21,347
Stock-based compensation cost	—	—	3,498	—	—	—	—	3,498
Exercise of stock options	765,840	8	4,218	—	—	—	—	4,226
Excess tax benefit from exercise of stock options	—	—	10,542	—	—	—	—	10,542

Balance at December 31, 2008	27,174,875	$272	$146,145	$41,562	$(220)	1,662,846	$(9,397)	$178,362

Comprehensive income:
Net income	—	—	—	30,048	—	—	—	30,048
Current period net changes in hedging trans, net of tax $147	—	—	—	—	220	—	—	220

Total comprehensive income								30,268
Stock-based compensation cost	—	—	6,373	—	—	—	—	6,373
Exercise of stock options	1,358,531	13	10,054	—	—	—	—	10,067
Excess tax benefit from exercise of stock options	—	—	13,223	—	—	—	—	13,223

Balance at December 31, 2009	28,533,406	$285	$175,795	$71,610	$—	1,662,846	$(9,397)	$238,293

Comprehensive income:
Net income	—	—	—	40,092	—	—	—	40,092

Total comprehensive income								40,092
Stock-based compensation cost	—	—	7,544	—	—	—	—	7,544
Exercise of stock options	913,776	9	9,119	—	—	—	—	9,128
Excess tax benefit from exercise of stock options	—	—	12,581	—	—	—	—	12,581

Balance at December 31, 2010	29,447,182	$294	$205,039	$111,702	$—	1,662,846	$(9,397)	$307,638

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Operating activities:
Net income	$40,092	$30,048	$21,375
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	23	70	90
Depreciation and amortization	15,908	13,567	11,967
Stock-based compensation expense	7,544	6,373	3,498
Deferred income taxes	2,316	3,111	32
Provision for doubtful accounts	197	—	—
Change in fair value of contingent consideration	273	—	—
Changes in assets and liabilities:
Increase in accounts receivable	(9,657)	(16,593)	(4,531)
Decrease/(Increase) in prepaid expenses and other current assets	1,061	(6,101)	(504)
Decrease/(Increase) in other assets	90	(218)	(21)
Increase/(Decrease) in accounts payable, accrued expenses and other liabilities	4,078	2,585	(1,037)

Net cash provided by operating activities	61,925	32,842	30,869

Investing activities:
Purchases of property and equipment	(15,603)	(8,979)	(5,988)
Purchase of building and land	(9,886)	—	—
Acquisition of Chapman Kelly	(13,001)	—	—
Acquisition of AMG-SIU	(13,000)	—	—
Acquisition of Verify Solutions	(148)	(7,500)	—
Acquisition of IntegriGuard, net of cash	—	(5,024)	—
Acquisition of Prudent Rx	—	—	(4,496)
Investment in capitalized software	(2,023)	(1,657)	(912)

Net cash used in investing activities	(53,661)	(23,160)	(11,396)

Financing activities:
Repayment of debt	—	(17,325)	(6,300)
Proceeds from exercise of stock options	9,128	10,067	4,226
Excess tax benefit from exercised stock options	12,581	13,223	10,542

Net cash provided by financing activities	21,709	5,965	8,468

Net increase in cash and cash equivalents	29,973	15,647	27,941
Cash and cash equivalents at beginning of year	64,863	49,216	21,275

Cash and cash equivalents at end of year	$94,836	$64,863	$49,216

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$10,949	$8,517	$3,823

Cash paid for interest	$70	$734	$1,299

Supplemental disclosure of noncash investing activities:
Tenant improvement allowance	$202	$1,011	$208

Accrued property and equipment purchases	$2,804	$1,365	$1,898

AMG-SIU acquisition-related contingent payments	$2,573	$—	$—

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

We provide a variety of cost containment, coordination of benefits and program integrity services for government and private healthcare payors and sponsors. These services are designed to help our clients recover amounts due from liable third parties, save dollars, reduce fraud, waste and abuse and ensure regulatory compliance. In September 2008, we purchased the assets and liabilities of Prudent Rx, expanding our portfolio of program integrity service offerings for government healthcare programs and managed care organizations, particularly in the pharmacy arena. In September 2009, we further expanded our portfolio of program integrity service offerings for government healthcare programs, particularly in the Medicare and Medicaid programs with our acquisition of IntegriGuard LLC, or IntegriGuard. In December 2009, with the acquisition of Verify Solutions,Inc., or Verify Solutions, we moved into the employer-based market with valuable new services that ensure that dependents covered by employees are eligible to receive healthcare benefits. In June 2010, we acquired Allied Management Group — Special Investigation Unit, or AMG-SIU, which provides fraud, waste and abuse prevention and detection solutions for healthcare payors. In August 2010, we acquired Chapman Kelly, Inc., or Chapman Kelly which provides claims audit and beneficiary eligibility audit services to employers and managed care organizations.

We are managed and operate as one business, with a single management team that reports to the Chief Executive Officer. We do not operate separate lines of business with respect to any of our product lines.

(b)	Principles of Consolidation

The consolidated financial statements include our accounts and transactions and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(c)	Use of Estimates

The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles, or U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Our actual results could differ from those estimates.

(d)	Reclassifications

Certain reclassifications were made to prior year amounts to conform to the current presentation.

(e)	Cash and Cash Equivalents

For purposes of financial reporting, all highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents consist of deposits that are readily convertible into cash.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)	Depreciation and Amortization of Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets utilizing the straight-line method. We provide amortization of leasehold improvements on a straight-line basis over the shorter of a five year period or the term of the related lease. The estimated useful lives are as follows:

Equipment	2-3 years
Leasehold improvements	3-5 years
Furniture and fixtures	5 years
Building and building improvements	up to 39.5 years

(g)	Software and Software Development Cost

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

(h)	Goodwill

Goodwill, representing the excess of acquisition costs over the fair value of assets and liabilities of acquired businesses, is not amortized but is reviewed for impairment at least annually. Fair value is based on a projection of the estimated discounted future net cash flows expected to be achieved from a reporting unit using a discount rate reflective of our cost of funds. The fair value of the reporting unit is compared with the asset’s recorded value. If the recorded value is less than the fair value of the reporting unit, no impairment is indicated. If the fair value of the reporting unit is less than the recorded value, an impairment charge is recognized for the difference between the carrying value and the fair value. We perform our annual goodwill impairment testing in the second quarter of each year. No impairment losses have been recorded in any of the periods presented.

(i)	Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, commonly referred to as a triggering event. Recoverability of assets to be held and used is measured by a comparison of the carrying value of its asset group to the estimated undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the asset group exceeds the fair value of the assets, which amount is charged to earnings. Fair value is based on a projection of the estimated discounted future net cash flows expected to result from the asset group, using a discount rate reflective of our cost of funds. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the cost to sell.

(j)	Purchase Accounting

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

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(k)	Income Taxes

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

Uncertain income tax positions are accounted for by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.

(l)	Earnings Per Share

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

The following table reconciles the basic to diluted weighted average shares outstanding (shares in thousands):

	Year Ended December 31,
	2010	2009	2008

Weighted average shares outstanding — basic	27,254	26,110	25,048
Potential shares exercisable under stock option plans	1,166	1,500	1,768
Potential issuable restricted stock awards and units	38	11	—

Weighted average shares outstanding — diluted	28,458	27,621	26,816

For the years ended December 31, 2010, 2009 and 2008, 65,141, 91,419 and 758,190 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive. For the year ended December 31, 2010 restricted stock units representing 8,834 shares of common stock were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

(m)	Revenue Recognition

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

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(n)	Stock-Based Compensation

The cost of stock-based compensation is recognized in our Consolidated Statements of Income based on the fair value of all awards granted using the Black-Scholes method of valuation. The fair value of each award is determined and the compensation cost is recognized over the service period required to obtain full vesting. Compensation cost to be recognized reflects an estimate of the number of awards expected to vest after taking into consideration an estimate of award forfeitures based on actual experience. The cash flows resulting from tax benefits recognized for those options (excess tax benefits) are classified as financing cash flows.

(o)	Fair Value of Financial Instruments

The fair values of our financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In addition, FASB authoritative guidance requires us to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value.

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

(q)	Subsequent Events

We have evaluated events occurring after December 31, 2010, through the date and time these financial statements were issued. We have determined that there were no subsequent events or transactions that required recognition or disclosure in the consolidated financial statements, except as disclosed in Notes 10 and 11 of these Notes to the Consolidated Financial Statements.

(r)	Recently Issued Accounting Pronouncement

In September 2006, the FASB issued guidance on fair value measurements and disclosures. This guidance establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements.

Effective January 1, 2008, we adopted this guidance on fair value measurement and have applied its provisions to financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis at least annually. Beginning January 1, 2009, we adopted this guidance as it related to nonfinancial assets and liabilities. We applied the provisions of this guidance in our accounting for our 2009 and 2010 acquisitions.

In September 2009, the FASB issued additional guidance on measuring the fair value of liabilities effective for the first reporting period beginning after its issuance.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In November 2008, the FASB ratified an issue providing guidance for accounting for defensive intangible assets subsequent to the acquisition of such assets in accordance with the new business combination and fair value standards, including the estimated useful life that should be assigned to such assets. The new guidance is effective for intangible assets acquired on or after December 15, 2008. We have applied the provisions of this standard to our 2009 and 2010 acquisitions as discussed in Note 2 of the Notes to Consolidated Financial Statements.

In October 2009, the FASB issued new accounting guidance related to the recognition of revenue for multiple-deliverable arrangements. This guidance provides accounting principles and application guidance on how the arrangement should be separated, and the consideration allocated. This guidance changes how to determine the fair value of undelivered products and services for separate revenue recognition. Allocation of consideration is now based on management’s estimate of the selling price for an undelivered item where there is no other means to determine the fair value of that undelivered item. Also in October 2009, the FASB issued new accounting guidance altering the scope of revenue recognition for software deliverables to exclude items sold that include hardware with software that is essential to the hardware’s functionality. This new guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We have determined that this new guidance will not currently impact our existing accounting over our multiple element arrangements.

2.	Acquisitions

The results of operations for our 2010, 2009 and 2008 acquisitions have been included in the Company’s consolidated financial statements from the date of acquisition. The Company has concluded that these acquisitions were not material to its financial statements; therefore, pro forma financial information is not presented herein.

Chapman Kelly, Inc.

In August 2010, we acquired the assets and liabilities of Chapman Kelly, for $13.0 million in cash. Chapman Kelly, which is based in Jeffersonville, Indiana, provides dependent eligibility audits to large, self-insured employers, as well as plan and claims audits to both employers and managed care organizations. The acquisition of Chapman Kelly did not have a material effect on our 2010 revenue, earnings, earnings per share or liquidity.

As a result of the acquisition occurring late in August 2010, we have not yet completed a valuation of the assets and liabilities acquired from Chapman Kelly. Accordingly, we have not completed the purchase price allocation and therefore, the aggregate purchase price allocation of this acquisition presented below is subject to adjustments:

The preliminary allocation of the aggregate purchase price of the Chapman Kelly acquisition is estimated to be as follows (in thousands):

Goodwill	$10,208
Identifiable intangible assets	1,500
Capitalized software	276
Assets and liabilities acquired	1,017

Total purchase price	$13,001

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identifiable intangible assets principally include covenants not to compete, customer relationships and Chapman Kelly’s trade name.

Allied Management Group — Special Investigation Unit

In June 2010, we purchased all of the issued and outstanding common stock of AMG-SIU for a purchase price valued at $15.1 million, consisting of a $13.0 million initial cash payment (subsequently reduced by a working capital reduction of $0.2 million), and future contingent payments estimated and recognized as of the acquisition date at $2.3 million. These payments are contingent upon AMG-SIU’s financial performance for each of the twelve month periods ending June 30, 2011 and June 30, 2012. The contingent payments are not subject to any cap. Any contingent payments owed for the periods ending June 30, 2011 and 2012 shall be payable by September 30, 2011 and 2012. The undiscounted contingent payments are currently estimated to be $3.4 million and relate to the 12 month period ending June 30, 2012. AMG-SIU, which is based in Santa Ana, California, specializes in fraud, waste and abuse prevention and detection solutions for healthcare payors, which further strengthens our ability to service this segment of the market. The acquisition of AMG-SIU did not have a material effect on our 2010 revenue, earnings per share or liquidity.

The fair value of the contingent consideration recognized on the acquisition date of June 30, 2010 was estimated by applying the income approach. That measure is based on significant inputs not observable in the market that are defined by FASB guidance on fair value as Level 3 inputs.

The acquisition of AMG-SIU was accounted for under the acquisition method of accounting.

The following table summarizes the final amounts recognized for assets acquired and liabilities assumed as of the acquisition date, as well as adjustments made to the amounts initially recorded in June of 2010 (measurement period adjustments).

	Amounts		Amounts
	Recognized as of	Measurement	Recognized as of
	Acquisition Date	Period	Acquisition Date
	(Provisional)	Adjustments	(Final)
	(in thousands)

Goodwill	$19,934	$(10,948)	$8,986
Identifiable Intangible assets	5,000	(1,100)	3,900
Assets and liabilities acquired	750	(235)	515
Capitalized software	3,000	2,300	5,300
Deferred tax liability	(2,707)	(855)	(3,562)

Total purchase price	$25,977	$(10,838)	$15,139

Contingent payments	12,977	(10,677)	2,300

Identifiable intangible assets principally include covenants not to compete, customer relationships and AMG-SIU’s trade name.

Verify Solutions, LLC

In December 2009, we acquired the assets of Verify Solutions, an Alpharetta, Georgia-based company specializing in dependent eligibility audit services for large, self insured employers. With this acquisition, we moved into the large and mid-market employer-based market.

The purchase price for Verify Solutions was $8.1 million, with additional future payments contingent upon Verify Solutions’ achievement of financial performance milestones. The additional future payments of up to $5.5 million ($2.7 million and $2.8 million for the years ended December 31, 2010 and 2011, respectively) will be made and recorded to compensation expense in the year in which the milestones are achieved. No compensation expense was recorded in 2010 as the performance milestones were not achieved.

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

In December 2010, following our acquisition of Chapman Kelly, which together with Verify Solutions forms HMS Employer Solutions, we amended the terms of the contingent payment for 2011. Under the terms of this amendment, the former owners of Verify Solutions could earn a contingent payment of between $1.3 million and $2.8 million based on the revenue generated by HMS Employer Solutions for the year ending December 31, 2011. If earned, the contingent payment will be accrued and expensed to Compensation in 2011.

The following table summarizes the final amounts recognized for assets acquired and liabilities assumed as of the acquisition date, as well as adjustments made in 2010 to the amounts initially recorded in 2009 (measurement period adjustments). The measurement period adjustments did not have a significant impact on our consolidated statements of income, balance sheets or cash flows in any period and, therefore, we have not retrospectively adjusted our financial statements.

	Amounts		Amounts
	Recognized as of	Measurement	Recognized as of
	Acquisition Date	Period	Acquisition Date
	(Provisional)	Adjustments	(Final)
	(in thousands)

Goodwill	$7,401	$(3,300)	$4,101
Identifiable intangible assets	—	3,000	3,000
Assets and liabilities acquired	747	(301)	446
Capitalized software	—	601	601

Total purchase price	$8,148	$—	$8,148

Identifiable intangible assets principally include covenants not to compete and Verify Solutions’ trade name. The total purchase price reflects an additional $148,000 working capital payment made in 2010 and a $500,000 payable to the seller in 2011.

IntegriGuard LLC

In September 2009, we acquired the assets and liabilities of IntegriGuard, for $5.1 million in cash. IntegriGuard, which operates as our wholly owned subsidiary, provides services for the prevention and detection of fraud, waste and abuse in the healthcare system and is based in Omaha, Nebraska. This acquisition was accounted for under the purchase method of accounting. This acquisition further expanded our portfolio of program integrity service offerings for government healthcare programs, particularly in the Medicare and Medicaid programs.

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

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allocation of the aggregate purchase price of the IntegriGuard acquisition is as follows (in thousands):

Goodwill	$1,777
Assets and liabilities acquired, inclusive of cash of $110	1,712
Intangible assets	1,405
Capitalized software	240

Total purchase price	$5,134

Identifiable intangible assets principally include client relationships and IntegriGuard’s trade name.

Prudent Rx

In September 2008, we purchased the assets and liabilities of Prudent Rx, a pharmacy audit and cost containment company based in Culver City, California. This acquisition further expanded our portfolio of program integrity service offerings for government healthcare programs and managed care organizations, particularly in the pharmacy arena. Prudent Rx’s key products and services include audit programs, program design and benefit management, as well as general and pharmacy systems consulting.

We purchased the assets and liabilities of Prudent Rx for $4.5 million in cash, with additional future payments of up to $2.3 million contingent upon Prudent Rx’s achievement of financial performance milestones. Prudent Rx did not achieve the 2009 and 2010 performance milestones, as a result no contingent payments were made to Prudent Rx.

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

The allocation of the aggregate purchase price of the Prudent Rx acquisition is as follows (in thousands):

Goodwill	$2,100
Identifiable intangible assets	1,432
Assets and liabilities acquired	964

Total purchase price	$4,496

Identifiable intangible assets principally include client relationships and Prudent Rx’s trade name.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Property and Equipment

Property and equipment at December 31, 2010 and 2009 consisted of the following (in thousands):

	December 31,	December 31,
	2010	2009

Equipment	$40,445	$29,005
Leasehold improvements	5,988	7,514
Building	8,639	—
Building improvements	1,556	—
Land	1,113	—
Furniture and fixtures	10,174	7,858
Capitalized software	16,814	8,916

	84,729	53,293
Less accumulated depreciation and amortization	(40,016)	(32,391)

Property and equipment, net	$44,713	$20,902

Depreciation and amortization expense related to property and equipment charged to operations for the years ended December 31, 2010, 2009 and 2008 was $10.5 million, $8.2 million and $7.1 million, respectively. In connection with our operating leases for our facilities, we recorded tenant improvement allowances totaling $0.2 million, $1.0 million and $0.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

4.	Intangible Assets

Intangible assets at December 31, 2010 and 2009 are as follows (in thousands):

	December 31,	December 31,
	2010	2009	Useful Life

Customer relations	$32,247	$29,547	6-10 years
Trade name	3,932	732	5-10 years
Restrictive covenant	2,626	126	3-5 years

	38,805	30,405
Less accumulated amortization	(18,979)	(13,607)

Intangible assets, net	$19,826	$16,798

Annual estimated amortization expense of intangibles is expected to approximate the following (in thousands):

Year Ending December 31,

2011	5,752
2012	5,713
2013	4,181
2014	1,283
2015 and thereafter	2,897

Total	$19,826

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows (in thousands):

Balance at December 31, 2008	$82,342
IntegriGuard acquisition	1,777
Verify Solutions acquisition	7,401

Balance at December 31, 2009	$91,520

AMG-SIU acquisition	8,986
Chapman Kelly acquisition	10,208
Verify Solutions adjustment	(3,300)

Balance at December 31, 2010	$107,414

For the years ended December 31, 2010, December 31, 2009 and December 31, 2008, amortization expense related to intangible assets amounted to $5.5 million, $5.4 and $4.9 million respectively.

5.	Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities at December 31, 2010 and 2009 consisted of the following (in thousands):

	December 31,	December 31,
	2010	2009

Accounts payable, trade	$10,408	$8,981
Accrued compensation	15,279	11,457
Accrued direct project costs	721	1,470
Accrued other expenses	6,094	4,566

	$32,502	$26,474

6.	Income Taxes

The income tax expense for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	December 31,	December 31,	December 31,
	2010	2009	2008

Current tax expense:
Federal	$19,956	$13,211	$11,242
State	4,311	4,644	3,309

	24,267	17,855	14,551

Deferred tax expense:
Federal	2,191	2,959	(255)
State	125	152	287

	2,316	3,111	32

Total income tax expense	$26,583	$20,966	$14,583

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the income tax expense calculated using the applicable federal statutory rates to the actual income tax expense for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	December 31,
	2010	%	2009	%	2008	%

Computed at federal statutory rate	$23,336	35.0	$17,855	35.0	$12,585	35.0
State and local tax expense, net of federal benefit	2,894	4.3	3,117	6.1	2,337	6.5
Other, net	353	0.6	(6)	—	(339)	(0.9)

Total income tax expense	$26,583	39.9	$20,966	41.1	$14,583	40.6

Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 were as follows (in thousands):

	December 31,	December 31,
	2010	2009

Deferred tax assets:
Allowance for doubtful accounts and deferred revenue	$624	$620
Restructuring cost	191	233
Goodwill and other intangibles	4,922	3,765
Software	4	44
Net operating loss carry forwards	136	183
Capital loss carry forward	—	2,466
Deferred stock compensation	4,789	3,325
Deferred rent	662	855
Other	902	284

Total deferred tax assets before valuation allowance	12,230	11,775
Less valuation allowance	(81)	(2,666)

Total deferred tax assets after valuation allowance	12,149	9,109

Deferred tax liabilities:
Goodwill and other intangibles	12,382	6,682
Capitalized software cost	1,791	1,266
Property and equipment	3,080	683

Total deferred tax liabilities	17,253	8,631

Total net deferred tax (liabilities)/assets	$(5,104)	$478

Net current deferred tax assets	$664	$804
Net non-current deferred tax liabilities	(5,768)	(326)

Total net deferred (liabilities)/tax assets	$(5,104)	$478

At December 31, 2010, we had net operating loss (NOL) carry-forwards of $0.1 million which are available to offset future state and local taxable income. During 2010, we utilized $32.4 million in tax deductions arising from 2010 stock option exercises, which resulted in an excess tax benefit of $12.6 million that was recorded to capital and an offsetting reduction to taxes payable.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There was a decrease in our valuation allowance of $2.6 million from December 31, 2009 to December 31, 2010, as a result of the expiration of the capital loss carry forward. The sale of our subsidiary Accordis, in 2005, resulted in a capital loss of $6.0 million, which was carried forward for five years and produced a deferred tax asset of $2.5 million, which expired December 31, 2010. Our remaining valuation allowance of $0.1 million at December 31, 2010 relates to certain state NOLs.

At December 31, 2010 and 2009, we had approximately $1.4 million and $1.0 million of net unrecognized tax benefits, respectively, for which there is uncertainty about the allocation and apportionment impacting state taxable income. We do not expect any significant change in unrecognized tax benefits during the next twelve months. We have recognized interest accrued related to unrecognized tax benefits in interest expense and penalties in tax expense. The accrued liabilities related to uncertain tax positions were $0.5 million and $0.4 million at December 31, 2010 and 2009, respectively. The additions to the accrued liabilities related to uncertain tax positions taken during 2010.

7.	Debt

We have a credit agreement with several banks and other financial institutions, with JPMorgan Chase Bank, N.A. (JPMCB) as administrative agent, or the Credit Agreement. The Credit Agreement, which expires in September 2011, provided for a term loan of $40 million, or the Term Loan and revolving credit loans of up to $25 million, which we refer to as the Revolving Loan. During the year ended December 31, 2009, we repaid in full the $17.3 million of debt outstanding under the Term Loan. However, we continue to have an irrevocable standby Letter of Credit for $4.6 million against the Revolving Loan, as required by a contractual arrangement with a client.

We secured the Term and Revolving Loans with the grant of a security interest, covering our assets and subsidiaries, in favor of the lenders. Interest on borrowings under the Credit Agreement is calculated, at our option, at either (i) LIBOR, including statutory reserves, plus a variable margin based on our leverage ratio, or (ii) the higher of (a) the prime lending rate of JPMCB and (b) the Federal Funds Effective Rate plus 0.50%, in each case, plus a variable margin based on our leverage ratio. In connection with the Revolving Loan, we agreed to pay a commitment fee on the unused portion of the Revolving Loan, payable quarterly in arrears, at a variable rate based on our leverage ratio.

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

In addition, the Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on indebtedness, liens, fundamental changes, dispositions of property, investments, dividends and other restricted payments. The financial covenants include a consolidated fixed charge coverage ratio, as defined, of not less than 1.75 to 1.0 and a consolidated leverage ratio, as defined, not to exceed 3.0 to 1.0, through December 31, 2010. We are currently in full compliance with these covenants.

On March 30, 2010, we entered into an amendment to the Credit Agreement, which we refer to as the First Amendment, to increase the total amount we could spend on acquisitions in any one year from $10.0 million to $30.0 million. In connection with entering into the First Amendment, the lenders agreed to waive any default that

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may have occurred and be continuing as a result of the Verify Solutions acquisition, which closed on December 31, 2009, as a result of which we exceeded the aggregate acquisition amount in 2009. This default did not have a material impact on our 2009 financial statements since we had no outstanding debt and only a Letter of Credit outstanding.

Fees and expenses incurred in 2006 of $0.9 million related to the Credit Agreement have been recorded as deferred financing costs (included in other assets, non-current) and are amortized to interest expense over the five-year life of the Credit Agreement using the effective interest method. Since the Term Loan was repaid in 2009, the remaining deferred financing costs of $224,000 as of October 2009 have been charged against income.

8.	Equity

(a)	Treasury Stock

On May 28, 1997, the Board of Directors authorized the repurchase of such number of shares of our common stock that have an aggregate purchase price not to exceed $10 million. On February 24, 2006, the Board of Directors increased the authorized aggregate purchase price to an amount not to exceed $20 million. We are authorized to repurchase these shares from time-to-time on the open market or in negotiated transactions at prices deemed appropriate by our management. Repurchased shares are deposited in the treasury and used for general corporate purposes. During the years ended December 31, 2010, 2009 and 2008, we did not repurchase any shares of common stock. Since the inception of the repurchase program in June 1997, we have repurchased 1,662,846 shares of common stock at an average price of $5.65 per share and for an aggregate purchase price of $9.4 million.

(b)	Preferred Stock

Our certificate of incorporation, as amended, authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock with such designations, rights and preferences as may be determined by our Board of Directors. As of December 31, 2010, no preferred stock had been issued.

9.	Employee Benefit Plan

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

Participants are permitted to invest their contributions in our common stock. For the years ended December 31, 2010, 2009 and 2008, we contributed $2.5 million, $1.6 million and $1.3 million, respectively, to the 401(k) Plan.

10.	Stock-Based Compensation Plans

We grant stock options to purchase our common stock, restricted stock awards and restricted stock units to our employees and directors under our Third Amended and Restated 2006 Stock Plan, or the 2006 Plan. Our 2006 Plan was adopted in June 2006 and superseded our 1999 Long-Term Incentive Stock Plan, or the 1999 Plan. There are options outstanding that were granted under the 1999 Plan. In addition, there are options outstanding that were granted outside these plans. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. Stock options granted under our 2006 or 1999 Plan generally vest over a one to four year period. The restricted stock awards and restricted stock units granted under our 2006 Plan vest over a three to five year period and the related stock-based compensation expense is ratably recognized over those same time periods.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total stock-based compensation expense charged as a selling, general and administrative expense in our consolidated statements of income related to our stock compensation plans was $7.5 million, $6.4 million and $3.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. The total income tax benefit recognized in our consolidated statements of income for the years ended December 31, 2010, 2009 and 2008 related to our stock compensation plans was $3.0 million, $2.6 million and $1.4 million, respectively.

(a)	Third Amended and Restated 2006 Stock Plan

As of December 31, 2010, we had one stock-based compensation plan, the 2006 Plan. The 2006 Plan permits the granting of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock awards and restricted stock units, performance shares and performance units, share awards and phantom stock awards.

Our 2006 Plan was approved by our shareholders in June 2006. The purpose of the 2006 Plan is to furnish a material incentive to our employees and non-employee directors by making available to them the benefits of a larger common stock ownership through stock options and awards. We believe that these increased incentives stimulate the efforts of employees and non-employee directors towards our continued success, as well as assist in the recruitment of new employees and non-employee directors.

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

During the fourth quarter of 2010, the Compensation Committee of the Board of Directors approved stock option grants to purchase an aggregate of 224,408 shares of common stock to our directors, executive officers and employees under the 2006 Plan at an exercise price of $59.32 per share, the closing price of our common stock on the date of the grant. Stock options granted to our directors vest quarterly over a one year period. Stock options granted to employees vest as follows: half of the stock options vest in one-third increments on December 31, 2011, 2012 and 2013 and the other half vests on December 31, 2013, provided certain pre-defined performance and service conditions are satisfied.

During the year ended December 31, 2010, stock options to purchase an aggregate of 224,841 shares of common stock and 38,805 restricted stock units were granted under the 2006 Plan. There were no restricted stock awards granted, leaving 1,437,208 shares of common stock available for grant under the 2006 Plan. As of December 31, 2010, options to purchase 1,714,596 shares of common stock, 127,918 restricted stock awards and 56,930 restricted stock units were outstanding under the 2006 Plan.

(b)	1999 Long-Term Incentive Plan

Our 1999 Long-Term Incentive Stock Plan, or the 1999 Plan, was approved by our shareholders in March 1999. The 1999 Plan was terminated upon approval of the 2006 Plan by our shareholders in June 2006 and, accordingly, no additional awards options may be granted thereunder. As of December 31, 2010 and 2009, there were 500,497 and 878,273 stock options outstanding, respectively.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Options Issued Outside the Plans

As of December 31, 2010 and 2009, there were stock options to purchase an aggregate of 107,916 and 391,250 shares of our common stock, respectively outstanding that were not granted under the 2006 Plan or the 1999 Plan. These stock options outstanding as of December 31, 2010 are as follows: (i) 47,916 options granted in September 2006 to four former senior executives of Benefits Solutions Practice Area or BSPA in connection with their joining us and (ii) 60,000 options granted in July 2007 to Walter D. Hosp, our Chief Financial Officer, under the terms of his employment agreement.

(d)	Summary of Options

Presented below is a summary of our stock option activity for the years ended December 31, 2008, 2009 and 2010, respectively (in thousands, except for weighted average exercise price and weighted average remaining contractual terms):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value

Outstanding at January 1, 2010	3,036	17.39
Granted	225	59.27
Exercised	(914)	9.99
Forfeitures	(24)	31.60
Expired	—	—

Outstanding at December 31, 2010	2,323	24.20	4.45	$94,244

Vested or expected to vest at December 31, 2010	2,194	23.52	4.40	$90,503
Exercisable at December 31, 2010	1,423	$16.35	3.80	$68,902

The fair value of each option grant was estimated using the Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of our common stock. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The expected terms of options granted are based upon the Company’s historical experience for similar types of stock option awards. The risk-free interest rate is based on U.S. Treasury notes.

During the years ended December 31, 2010, 2009 and 2008, we issued 0.9 million shares, 1.4 million shares and 0.8 million shares, respectively, of our common stock upon the exercise of outstanding stock options and received proceeds of $9.1 million, $10.1 million and $4.2 million, respectively. For the years ended December 31, 2010, 2009 and 2008, we realized a $12.6 million, $13.2 million and $10.5 million tax benefit from the exercise of stock options, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $41.9 million, $37.2 million and $14.9 million, respectively.

For the years ended December 31, 2010, 2009 and 2008, approximately $6.3 million, $5.6 million and $3.5 million, respectively, of stock-based compensation cost relating to stock options has been charged against income. As of December 31, 2010, there was approximately $10.1 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to stock options outstanding, which is expected to be recognized over a weighted-average period of 1.6 years.

The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between our closing stock price on the last trading day of the period and the exercise price of the options, multiplied

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. The intrinsic value of our stock options changes based on the closing price of our common stock.

The weighted-average grant-date fair value per share of the stock options granted during the years ended December 31, 2010, 2009 and 2008 was $21.25, $14.62 and $8.47, respectively. We estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2010	2009	2008

Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.51%	2.32%	2.96%
Expected volatility	43.8%	45.8%	40.08%
Expected life	4.0 years	4.0 years	4.0 years

(e)	Restricted Stock Units

In October 2010 and October 2009, certain employees received restricted stock units under the 2006 Plan. In October 2010 our Board of Directors also received restricted stock units under the 2006 Plan. The fair value of restricted stock units is estimated based on the closing sale price of our common stock on the NASDAQ Global Select Market on the date of issuance. The total number of restricted stock units expected to vest is adjusted by estimated forfeiture rates. As of December 31, 2010 and 2009, there was approximately $2.6 million and $0.9 million, respectively, of unamortized compensation cost related to restricted stock units which is expected to be recognized over the remaining weighted-average vesting period of 2.0 years. For the years ended December 31, 2010 and 2009, stock-based compensation expense related to restricted stock units was $0.4 million and $0.1 million, respectively.

A summary of the status of our restricted stock units, as of December 31, 2010 and of and changes in restricted stock units outstanding under the 2006 Plan for the years ended December 31, 2010 and 2009 is as follows (in thousands, except for weighted average grant date fair value per unit):

		Weighted Average	Aggregate
	Number of	Grant Date Fair	Intrinsic
	Units	Value per Unit	Value

Non-vested balance at December 31, 2008	—	—
Granted	25	$37.82

Non-Vested balance at December 31, 2009	25	$37.82
Granted	39	59.32
Cancelled	(2)	53.71
Converted into common stock	(5)	41.44

Non-vested balance at December 31, 2010	57	$51.46	$3,687

In February 2011 our Board of Directors approved the grant of restricted stock units with an aggregate value of $4.95 million to certain of our executive officers. An aggregate of 66,962 restricted stock units were granted to these executive officers on February 18, 2011, based on the closing price of our common stock of $73.92 on the NASDAQ Global Select Market on that date. The restricted stock awards vest in 25% increments, with the first 25% vesting on the second anniversary of the grant date and the remainder vesting ratably on the third, fourth and fifth anniversaries of the grant date

(f)	Restricted Stock Awards

Our executive officers have received grants of restricted stock awards under the 2006 Plan. The vesting of restricted stock awards is subject to the executive officers’ continued employment with us. Recipients of restricted

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock awards are not required to provide us with any consideration other than rendering service. Holders of restricted stock are permitted to vote and to receive dividends.

The stock-based compensation expense for restricted stock awards is determined based on the closing market price of our common stock on the grant date of the awards applied to the total number of awards that are anticipated to fully vest. At December 31, 2010, there was unrecognized stock-based compensation of $2.8 million stock-based compensation related to restricted stock awards, which is expected to be recognized over the weighted-average period of 1.6 years. For the years ended December 31, 2010 and 2009, stock-based compensation expense related to restricted stock awards was $0.8 million and $0.7 million, respectively.

A summary of the status of our restricted stock awards as of December 31, 2010 and of changes in restricted stock awards outstanding under the 2006 Plan for the year ended December 31, 2010 is as follows (in thousands, except for weighted average grant date fair value):

		Weighted Average	Aggregate
		Grant Date Fair	Intrinsic
	Shares	Value per Share	Value

Non-vested balance at December 31, 2008	—	—
Granted	128	$31.27

Non-vested balance at December 31, 2009 and December 31, 2010	128	$31.27	$8,285

11.	Transactions with Officers, Related Parties and Others

(a)	Public Consulting Group, Inc.

One of our directors is the President, Chief Executive Officer, controlling stockholder and a member of the Board of Directors of PCG. Since the acquisition of BSPA in 2006, we have entered into subcontractor agreements with PCG, pursuant to which we provide cost containment services. For the years ended December 31, 2010, 2009, 2008, amounts we recognized as revenue under subcontractor agreements with PCG were $0.2 million, $2.8 million and $2.3 million, respectively. For the years ended December 31, 2010, 2009 and 2008 accounts receivable outstanding related to these subcontractor agreements with PCG were $2.5 million, $2.9 million and $1.1 million, respectively.

In addition, as part of the acquisition of BSPA in 2006, we entered into an office sublease agreement with PCG, which expired in January 2010. For the years ended December 31, 2010, 2009, 2008, we recognized $5,500, $110,000 and $110,000, respectively, as expense under the sublease agreement with PCG. In connection with the BSPA acquisition, we entered into an Intercompany Services Agreement (ISA) with PCG to allow each party to perform services for the other, such as information technology support and contractual transition services. Services performed under the ISA are billed at pre-determined rates specified in the ISA. For the years ended December 31, 2010, 2009 and 2008 services rendered by PCG under the ISA were valued at approximately $360,000, $122,000 and $33,000, respectively. For the years ended December 31, 2010, 2009 and 2008 our services rendered to PCG were valued at approximately $112,000, $184,000 and $58,000, respectively.

Since the BSPA acquisition, amounts collected by or paid on our behalf by PCG are reimbursed to PCG at cost. For the years ended December 31, 2010, 2009 and 2008 the amount owed to PCG was $119,000, $170,000 and $72,000, respectively and classified as a current liability.

(b)	Powers, Pyles, Sutter & Verville, P.C.

One of our former directors, Galen D. Powers, was a senior partner in the law firm Powers Pyles Sutter & Verville PC. For the year ended December 31, 2010 we incurred $0.2 million in legal fees for services rendered to us by Powers Pyles Sutters & Verville.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Employment Agreements

On March 1, 2011, we entered into a new employment agreement with Mr. Lucia, our President and Chief Executive Officer. If we terminate Mr. Lucia’s employment without Cause, in connection with a Change in Control or otherwise, or if his employment ceases because of his death or disability or if he terminates his employment with Good Reason, then provided Mr. Lucia executes a Separation Agreement and Release and complies with restrictive covenants and confidentiality provisions contained in his employment agreement, he will be entitled to (i) 24 times his monthly base salary, (ii) a bonus component equal to twice his target bonus and (iii) continued health coverage for 24 months or until he becomes eligible for health coverage from another employer, whichever is earlier.

In addition, under the terms of our letter agreements of employment for our other executive officers, we could be required to provide salary and benefit continuation for between six to 12 months if they are involuntarily terminated.

12.	Commitments and Contingencies

Lease commitments

We lease office space, data processing equipment and software licenses under operating leases that expire at various dates through 2016. The lease agreements provide for rent escalations. Lease expense, exclusive of sublease income, for the years ended December 31, 2010, 2009 and 2008, was $13.8 million, $10.7 million and $9.2 million, respectively. Lease and sublease income was $1.2 million, $484,000 and $40,000, for the years ended December 31, 2010, 2009 and 2008, respectively.

Minimum annual lease payments to be made and sublease payments to be received for each of the next five years ending December 31 and thereafter are as follows (in thousands):

Year	Payments	Sublease Receipts

2011	$12,531	$2,110
2012	11,441	2,182
2013	7,511	1,251
2014	2,234	909
2015	1,060	625
Thereafter	686	23

Total	$35,463	$7,100

13.	Geographical Information

(a)	Geographic Information

We operate within the continental United States.

(b)	Major Clients

Our largest client in 2010 was the New York State Office of the Medicaid Inspector General. This client accounted for 6.7%, 7.8%, and 7.9% of our total revenue in the years ended December 31, 2010, 2009 and 2008, respectively. The New York State Office of the Medicaid Inspector General became our client September 2006, as part of our acquisition of BSPA. We provide services to this customer pursuant to a contract awarded in October 2001, which was subsequently re-procured and extended through January 6, 2015. Our second largest client in 2010 was the New Jersey Department of Human Services. This client accounted for 5.3%, 6.2% and 6.6% of our total revenue in the years ended December 31, 2010, 2009 and 2008, respectively. We provide services to this client pursuant to a three year contract awarded in January 2008, which has been renewed through December 2012.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Concentration of Revenue

The list of our ten largest clients changes periodically. For the years ended December 31, 2010, 2009 and 2008, the concentration of revenue from our ten largest clients represented 36.4%, 39.5% and 43.5% of our revenue, respectively. Our three largest clients accounted for approximately 16%, 19% and 20% of our revenue for each of the years ended December 31, 2010, 2009 and 2008, respectively. Our agreements with our ten current largest clients expire between 2011 and 2015. In many instances, we provide our services pursuant to agreements that may be renewed subject to a competitive re-procurement process. Several of our contracts, including those with our ten largest clients, may be terminated for convenience. We cannot assure you that our contracts, including those with our ten largest clients, will not be terminated for convenience or that any of these contracts will be renewed and, if renewed, that the fee rates will be equal to those currently in effect.

14.	Quarterly Financial Data (unaudited)

The table below summarizes our unaudited quarterly operating results for the last two fiscal years (in thousands, except per share amounts).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended December 31, 2010(1)
Revenue	$64,952	$70,726	$80,022	$87,167
Operating income	12,716	15,185	18,278	20,565
Net income	7,579	9,112	11,046	12,355
Basic net income per share	0.28	0.34	0.40	0.45
Diluted net income per share	0.27	0.32	0.39	0.43
Year ended December 31, 2009
Revenue	$49,941	$53,814	$59,164	$66,318
Operating income	9,860	11,440	14,361	16,207
Net income	5,705	6,638	8,379	9,326
Basic net income per share	0.22	0.26	0.32	0.35
Diluted net income per share	0.21	0.24	0.30	0.33

(1)	The summation of the above quarterly results may not agree to the full year 2010 reported results as amounts have been rounded for presentation purposes.

HMS HOLDINGS CORP. AND SUBSIDIARIES

Schedule II — Valuation and Qualifying Accounts
For the years ended December 31, 2010, 2009, 2008

Allowance for doubtful accounts (in thousands):

Balance, December 31, 2007	$662
Provision	—
Recoveries	2
Charge-offs	—

Balance, December 31, 2008	$664
Provision	—
Recoveries	—
Charge-offs	(50)

Balance, December 31, 2009	$614
Provision	197
Recoveries	(12)
Charge-offs	—

Balance, December 2010	$799

HMS Holdings Corp. and Subsidiaries

Exhibit Index

Where an exhibit is filed by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified after the description of the exhibit.

Exhibit
Number		Description

2.1		Agreement and Plan of Merger, dated as of December 16, 2002, among Health Management Systems, Inc., HMS Holdings Corp. and HMS Acquisition Corp. Incorporated by reference to Exhibit A to HMS Holdings Corp.’s Prospectus and Proxy Statement, File No. 333-100521, filed with the SEC on January 24, 2003.
3.1		Restated Certificate of Incorporation of HMS Holdings Corp. Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to HMS Holdings Corp.’s Registration Statement on Form S-4, File No. 333-100521, filed with the SEC on December 20, 2002.
3.2		Certificate of Amendment of the Certificate of Incorporation of HMS Holdings Corp. Incorporated by reference to Exhibit 3.1(a) to HMS Holdings Corp.’s Registration Statement on Form S-8, File No. 333-108436, filed with the SEC on September 2, 2003.
3.3		Amended and Restated By-laws of HMS Holdings Corp. Incorporated by reference to Exhibit 3.2 to HMS Holdings Corp.’s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on February 24, 2011.
4.1		Specimen Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to HMS Holdings Corp.’s Annual Report on Form 10-K, File No. 000-50194, filed with the SEC on February 26, 2010.
4.2		See Exhibits 3.1, 3.2 and 3.3 for provisions defining the rights of holders of common stock of HMS Holdings Corp.
10	.1†	HMS Holdings Corp. 1999 Long-Term Incentive Stock Plan, as amended. Incorporated by reference to Exhibit 4 to HMS Holdings Corp.’s Registration Statement on Form S-8, File No. 333-108436, filed with the SEC on September 2, 2003.
10	.2†	Form of Incentive Stock Option Agreement under the 1999 Long-Term Incentive Stock Plan. Incorporated by reference to Exhibit 10.1 to HMS Holdings Corp.’s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on December 14, 2004.
10	.3†	Form of Employee Non-Qualified Stock Option Agreement under the 1999 Long Term Incentive Stock Plan. Incorporated by reference to Exhibit 10.2 to HMS Holdings Corp.’s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on December 14, 2004.
10	.4†	Form of Director Non-Qualified Stock Option Agreement under the 1999 Long Term Incentive Stock Plan. Incorporated by reference to Exhibit 10.3 to HMS Holdings Corp.’s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on December 14, 2004.
10	.5†	HMS Holdings Corp. Third Amended and Restated 2006 Stock Plan (the “2006 Plan”). Incorporated by reference to Annex 1 of HMS Holdings Corp.’s Definitive Proxy Statement on form DEF 14A, File No. 000-50194, filed with the SEC on April 30, 2009.
10	.6†	Form of Incentive Stock Option Agreement under the 2006 Plan. Incorporated by reference to Exhibit 4.6(i) to HMS Holdings Corp.’s Registration Statement on Form S-8, File No. 333-139025, filed with the SEC on November 30, 2006.
10	.7†	Form of Non-Qualified Stock Option Agreement under the 2006 Plan. Incorporated by reference to Exhibit 4.6(ii) to HMS Holdings Corp.’s Registration Statement on Form S-8, File No. 333-139025, filed with the SEC on November 30, 2006.
10	.8†	Form of 2009 Employee Restricted Stock Agreement Under the 2006 Plan. Incorporated by reference to Exhibit 10.1 to HMS Holding Corp.’s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on April 29, 2009.
10	.9†	Form of 2009 Non-Qualified Stock Option Agreement under the 2006 Plan. Incorporated by reference Exhibit 10.1 to HMS Holding Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 000-50194, filed with the SEC on November 6, 2009.

Exhibit
Number		Description

10	.10†	Form of 2009 Restricted Stock Unit Agreement under the 2006 Plan. Incorporated by reference Exhibit 10.2 to HMS Holding Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 000-50194, filed with the SEC on November 6, 2009.
10	.11†	Form of 2010 Director Non-Qualified Stock Option Agreement under the 2006 Plan. Incorporated by reference to Exhibit 10.2 to HMS Holdings Corp.’s Quarterly Report on Form 10-Q, File No. 000-50194, filed with the SEC on November 8, 2010.
10	.12†	Form of 2010 Director Restricted Stock Unit Agreement under the 2006 Plan. Incorporated by reference to Exhibit 10.3 to HMS Holdings Corp.’s Quarterly Report on Form 10-Q, File No. 000-50194, filed with the SEC on November 8, 2010.
10	.13†	Form 2010 Employee Non-Qualified Stock Option Agreement under the 2006 Plan. Incorporated by reference to Exhibit 10.4 to HMS Holdings Corp.’s Quarterly Report on Form 10-Q, File No. 000-50194, filed with the SEC on November 8, 2010.
10	.14†	Form of 2010 Employee Restricted Stock Unit Agreement under the 2006 Plan. Incorporated by reference to Exhibit 10.5 to HMS Holdings Corp.’s Quarterly Report on Form 10-Q, File No. 000-50194, filed with the SEC on November 8, 2010.
10	.15†	Amended and Restated Employment Agreement between HMS Holdings Corp. and Robert M. Holster dated as of March 1, 2009. Incorporated by reference to Exhibit 10.1 to HMS Holdings Corp.’s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on March 6, 2009.
10	.16†	Amended and Restated Employment Agreement between William C. Lucia and HMS Holdings Corp. dated as of March 1, 2009. Incorporated by reference to Exhibit 10.2 to HMS Holdings Corp.’s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on March 6, 2009.
10	.17†*	Letter Agreement by and between William C. Lucia and HMS Holdings Corp. dated as of December 29, 2010.
10	.18†*	Executive Employment Agreement between William C. Lucia and HMS Holdings Corp. dated as of March 1, 2011.
10	.19†	Employment Agreement between Walter D. Hosp and HMS Holdings Corp. dated as of May 30, 2007. Incorporated by reference to Exhibit 10.1 to HMS Holdings Corp.’s Quarterly Report on Form 10-Q, File No. 000-50194, filed with the SEC on August 6, 2010.
10	.20†*	Letter Agreement by and between Walter D. Hosp and HMS Holdings Corp. dated as of December 29, 2010.
10	.21†*	Employment Agreement between Sean Curtin and HMS Holdings Corp. dated as of August 31, 2006.
10	.22†*	Letter Agreement by and between Sean Curtin and HMS Holdings Corp. dated as of December 29, 2010.
10	.23†*	Employment Agreement between Maria Perrin and HMS Holdings Corp. dated as of March 22, 2007.
10	.24†*	Letter Agreement by and between Maria Perrin and HMS Holdings Corp. dated as of December 29, 2010.
10.25		Lease, dated September 24, 1981, between 401 Park Avenue South Associates and Health Management Systems, Inc. Incorporated by reference to Exhibit 10.13 to Health Management Systems, Inc.’s Registration Statement on Form S-1, File No. 33-46446, dated June 9, 1992 and to Exhibit 10.5 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1994.
10	.26*	Amendment of Lease, dated October 9, 1981, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for 4th floor).
10	.27*	Amendment of Lease, dated September 24, 1982, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for 4th floor).
10	.28*	Second Amendment of Lease, dated January 6, 1986, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for 4th floor).
10	.29*	Third Amendment of Lease, dated February 28, 1990, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for 4th floor).
10	.30*	Fourth Amendment of Lease, dated March 15, 1996 between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for 4th floor).

Exhibit
Number		Description

10.31		Fifth Amendment of Lease, dated May 30, 2000, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for 4th floor & penthouse). Incorporated by reference to Exhibit 10.7 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, File No. 000-20946, filed with the SEC on September 14, 2000.
10.32		Sixth Amendment of Lease, dated May 1, 2003, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for 4th floor & penthouse). Incorporated by reference to Exhibit 10.8 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, File No. 000-20946, filed with the SEC on September 14, 2000.
10.33		Seventh Amendment of Lease, dated March 1, 2001, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for 4th floor & penthouse). Incorporated by reference to Exhibit 10.1(iv) to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2001, File No. 000-20946, filed with the SEC on June 14, 2001.
10	.34*	Eighth Amendment of Lease, dated March 29, 2007, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for 4th floor and Penthouse).
10.35		Lease, dated September 24, 1982, between 401 Park Avenue South Associates and Health Management Systems, Inc. Incorporated by reference to Exhibit 10.13 to Health Management Systems, Inc.’s Registration Statement on Form S-1, File No. 33-46446, dated June 9, 1992 and to Exhibit 10.5 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1994.
10	.36*	Amendment of Lease, dated January 6, 1986, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for certain premises on the 10th floor).
10	.37*	Second Amendment of Lease, dated February 28, 1990, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for certain premises on the 10th floor).
10	.38*	Third Amendment of Lease, dated August 7, 1991, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for certain premises on the 10th, 11thand 12thfloors).
10	.39*	Fourth Amendment of Lease, dated January 11, 1994, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for certain premises on the 9th 10th, 11th and 12th floors).
10.40		Fifth Amendment of Lease, dated May 30, 2000, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for floors 8-10 and part of the floors 11 &12). Incorporated by reference to Exhibit 10.1 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, File No. 000-20946, filed with the SEC on September 14, 2000.
10.41		Sixth Amendment of Lease, dated May 1, 2000, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for floors 8-10 and part of the floors 11 &12). Incorporated by reference to Exhibit 10.2 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, File No. 000-20946, filed with the SEC on September 14, 2000.
10.42		Seventh Amendment of Lease, dated April 1, 2001, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for floors 8-10 and part of the floors 11 &12). Incorporated by reference to Exhibit 10.1(v) to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2001, File No. 000-20946, filed with the SEC on June 14, 2001.
10.43		Lease, dated January 6, 1986, between 401 Park Avenue South Associates and Health Management Systems, Inc. Incorporated by reference to Exhibit 10.13 to Health Management Systems, Inc.’s Registration Statement on Form S-1, File No. 33-46446, dated June 9, 1992 and to Exhibit 10.5 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1994.
10	.44*	First Amendment of Lease, dated November 25, 1987, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for a portion of the 11th floor).
10	.45*	Second Amendment of Lease, dated February 28, 1990, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for a portion of the 11th floor).

Exhibit
Number	Description

10.46	Third Amendment of Lease, dated May 30, 2000, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for a portion of the 11th floor). Incorporated by reference to Exhibit 10.3 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, File No. 000-20946, filed with the SEC on September 14, 2000.
10.47	Fourth Amendment of Lease, dated May 1, 2000, 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for a portion of the 11th floor). Incorporated by reference to Exhibit 10.4 to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, File No. 000-20946, filed with the SEC on September 14, 2000.
10.48	Fifth Amendment of Lease, dated May 1, 2003, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for a portion of the 11th floor). Incorporated by reference to Exhibit 10.1(vi) to Health Management Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2001, File No. 000-20946, filed with the SEC on June 14, 2001.
10.49	Sublease Agreement, dated as of January 2003, between Health Management Systems, Inc. and Vitech Systems Group, Inc. Incorporated by reference to Exhibit 10.17 to HMS Holdings Corp.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 000-50194, filed with the SEC on March 31, 2003.
10.50	Data Services Agreement, dated June 4, 2007, between HMS Business Services, Inc. and Zavata, Inc. Incorporated by reference to Exhibit 10.12 to HMS Holdings Corp.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-50194, filed with the SEC on March 11, 2009.
10.51	Amendment, dated October 16, 2008, to Data Services Agreement between HMS Business Services, Inc. and Apollo Health Street, Inc. Incorporated by reference to Exhibit 10.13(ii) to HMS Holdings Corp.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-50194, filed with the SEC on March 11, 2009.
10.52	Data Services Agreement, dated July 31, 2007, between HMS Business Services, Inc. and Accordis Holding Corp. Incorporated by reference to Exhibit 10.13(i) to HMS Holdings Corp.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-50194, filed with the SEC on March 11, 2009.
10.53	Form of Subcontracting Agreement, made the 31st day of August 2005, by and between Accordis Inc. and Reimbursement Services Group Inc. Incorporated by reference to Exhibit 99.8 to HMS Holdings Corp.’s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on September 7, 2005.
10.54	Form of Software License Agreement, dated as of August 31, 2005 between Accordis, Inc. and Health Management Systems, Inc. Incorporated by reference to Exhibit 99.9 to HMS Holdings Corp.’s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on September 7, 2005.
10.55	Stock Purchase Agreement, dated August 31, 2005, between HMS Holdings Corp. and Accordis Holding Corp. Incorporated by reference to Exhibit 99.2 to HMS Holdings Corp.’s Current Report on Form 8-K/A, File No. 000-50194, filed with the SEC on September 8, 2005.
10.56	Asset Purchase Agreement, dated as of June 22, 2006, by and among HMS Holdings Corp., Health Management Systems, Inc. and Public Consulting Group, Inc. Incorporated by reference to Exhibit 99.1 to HMS Holdings Corp.’s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on June 26, 2006.
10.57	Amendment No. 1 to Asset Purchase Agreement, dated as of September 13, 2006, by and among HMS Holdings Corp., Health Management Systems, Inc. and Public Consulting Group, Inc. Incorporated by reference to Exhibit 99.1 to HMS Holdings Corp.’s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on September 14, 2006.
10.58	Master Teaming Agreement, dated as of September 13, 2006, by and between Health Management Systems, Inc. and Public Consulting Group, Inc. Incorporated by reference to Exhibit 99.2 to HMS Holdings Corp.’s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on September 14, 2006.

Exhibit
Number		Description

10.59		Credit Agreement, dated as of September 13, 2006, among HMS Holdings Corp., the Guarantors named therein, the Lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities, Inc., as sole lead arranger and sole bookrunner, Bank of America, N.A., as syndication agent and Citizens Bank of Massachusetts, as documentation agent (the “Credit Agreement”). Incorporated by reference to Exhibit 99.3 to HMS Holdings Corp.’s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on September 14, 2006.
10.60		First Amendment to the Credit Agreement. Incorporated by reference to 10.1 to HMS Holdings Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 000-50194, filed with the SEC on May 7, 2010.
10.61		Stock Purchase Agreement Between HMS Holdings Corp. and Dennis Demetre, Lori Lewis, John Alfred Lewis and Christopher Brandon Lewis and Allied Management Group — Special Investigation Unit (AMG-SIU). Incorporated by reference to Exhibit 10.1 to HMS Holdings Corp.’s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on July 7, 2010.
10	.62†*	HMS Holdings Corp. Director Deferred Compensation Plan.
21	.1*	HMS Holdings Corp. List of Subsidiaries
23	.1*	Consent of Independent Registered Public Accounting Firm
31	.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1‡	Section 1350 Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2‡	Section 1350 Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates a management contract or compensatory plan, contract or arrangement

*	Filed herewith

‡	Furnished herewith