Form 10-Q
period 2011-03-31
HMS HOLDINGS CORP
filed 2011-05-09
CIK 1196501

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
Or
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

(Registrant's Telephone Number, Including Area Code)
 (212) 725-7965

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of May 5, 2011 there were approximately 28,157,348 shares of the registrant's common stock (par value $0.01 per share) outstanding.

HMS HOLDINGS CORP. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011
INDEX

Special Note Regarding Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. Such statements give our expectations or forecasts of future events; they do not relate strictly to historical or current facts.

        We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will," "target," "seek," "forecast" and similar expressions. In particular, these include statements relating to future actions, business plans, objects and prospects, future operating or financial performance or results of current and anticipated services, acquisitions and the performance of companies we have acquired, sales efforts, expenses, interest rates, and the outcome of contingencies, such as financial results.

        We cannot guarantee that any forward-looking statement will be realized. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. We caution you, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K, and in particular, the risks discussed under the heading "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K, Part II of this 10-Q and those discussed in other documents we file with the Securities and Exchange Commission.

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

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$116,233	$94,836
Accounts receivable, net of allowance of $799 at March 31, 2011 and at December 31, 2010	67,222	75,123
Prepaid expenses	5,978	5,521
Prepaid income taxes	1,518	3,533
Other current assets	230	371
Net deferred tax asset	687	664

Total current assets	191,868	180,048
Property and equipment, net	44,350	44,713
Goodwill, net	106,675	107,414
Intangible assets, net	19,057	19,826
Other assets	1,500	904

Total assets	$363,450	$352,905

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$22,869	$32,502

Total current liabilities	22,869	32,502

Long-term liabilities:
Contingent payment due to AMG-SIU	2,703	2,573
Accrued deferred rent	1,733	1,842
Other liabilities	1,874	2,582
Deferred tax liabilities	6,134	5,768

Total long-term liabilities	12,444	12,765

Total liabilities	35,313	45,267

Shareholders' equity:
Preferred stock—$0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common Stock—$0.01 par value; 45,000,000 shares authorized; 29,807,421 shares issued and 28,144,575 shares outstanding at March 31, 2011; 29,447,182 shares issued and 27,784,336 shares outstanding at December 31, 2010	298	294
Capital in excess of par value	215,718	205,039
Retained earnings	121,518	111,702
Treasury stock, at cost; 1,662,846 shares at March 31, 2011 and December 31, 2010	(9,397)	(9,397)

Total shareholders' equity	328,137	307,638

Total liabilities and shareholders' equity	$363,450	$352,905

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2011	2010
Revenue	$82,457	$64,952

Cost of services:
Compensation	31,311	23,789
Data processing	4,982	3,819
Occupancy	3,808	3,341
Direct project costs	9,589	7,574
Other operating costs	4,214	3,228
Amortization of acquisition related software and intangibles	1,740	1,503

Total cost of services	55,644	43,254
Selling, general and administrative expenses	10,704	8,982

Total operating expenses	66,348	52,236

Operating income	16,109	12,716
Interest expense	(23)	(23)
Other income, net	257	—
Interest income	35	17

Income before income taxes	16,378	12,710
Income taxes	6,562	5,131

Net income	$9,816	$7,579

Basic income per common share:
Net income per share—basic	$0.35	$0.28

Basic income per common share:
Net income per share—diluted	$0.34	$0.27

Weighted average shares:
Basic	27,937	26,919

Diluted	28,958	28,177

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2011

(in thousands, except share amounts)

(unaudited)

	Common stock				Treasury Stock
	# of Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	# of Shares	Amount	Total Shareholders' Equity
Balance at December 31, 2010	29,447,182	$294	$205,039	111,702	1,662,846	$(9,397)	$307,638

Comprehensive income:
Net income	—	—	—	9,816	—	—	9,816

Total comprehensive income							9,816
Stock-based compensation cost	—	—	2,036	—	—	—	2,036
Exercise of Stock Options	339,169	4	6,276	—	—	—	6,280
Vesting of restricted stock awards, net of shares withheld for employee tax	21,070	—	(897)	—	—	—	(897)
Excess tax benefit from exercise of stock options	—	—	3,264	—	—	—	3,264

Balance at March 31, 2011	29,807,421	$298	$215,718	$121,518	1,662,846	$(9,397)	$328,137

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2011	2010
Operating activities:
Net income	$9,816	$7,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,837	3,680
Stock-based compensation expense	2,036	1,761
Deferred income taxes	342	(529)
Change in fair value of contingent consideration	130	—
Loss on disposal of fixed assets	2	—
Changes in assets and liabilities:
Decrease in accounts receivable	7,901	2,391
Decrease in prepaid expenses and other current assets	1,538	4,423
(Increase)/decrease in other assets	(596)	78
Decrease in accounts payable, accrued expenses and other liabilities	(8,156)	(7,749)

Net cash provided by operating activities	17,850	11,634

Investing activities:
Purchases of property and equipment	(4,793)	(3,122)
Acquisition of AMG-SIU	161	—
Investment in capitalized software	(468)	(541)

Net cash used in investing activities	(5,100)	(3,663)

Financing activities:
Proceeds from exercise of stock options	6,280	1,180
Payments of tax withholdings on behalf of employees for net-share settlement for stock-based compensation	(897)	—
Excess tax benefit from exercised stock options	3,264	1,384

Net cash provided by financing activities	8,647	2,564

Net increase in cash and cash equivalents	21,397	10,535
Cash and cash equivalents at beginning of period	94,836	64,863

Cash and cash equivalents at end of period	$116,233	$75,398

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,048	$572

Cash paid for interest	$23	$—

Supplemental disclosure of noncash investing activities:
Accrued property and equipment purchases	$480	$183

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2011 and 2010

(unaudited)

1. Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our subsidiaries' financial position at March 31, 2011, the results of our operations for the three months ended March 31, 2011 and 2010 and cash flows for the three months ended March 31, 2011 and 2010. Interim financial statements are prepared on a basis consistent with our annual financial statements. The financial statements included herein should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010, which we refer to as our Annual Report.

        We provide a variety of cost containment, coordination of benefits and program integrity services for government and private healthcare payors and sponsors. These services are designed to help our clients recover amounts due from liable third parties, save dollars, reduce fraud, waste and abuse and ensure regulatory compliance. In September 2008, we purchased the assets and liabilities of Prudent Rx, expanding our portfolio of program integrity service offerings for government healthcare programs and managed care organizations, particularly in the pharmacy arena. In September 2009, we further expanded our portfolio of program integrity service offerings for government healthcare programs, particularly in the Medicare and Medicaid programs with our acquisition of IntegriGuard LLC, or IntegriGuard. In December 2009, with the acquisition of Verify Solutions, Inc., or Verify Solutions, we moved into the employer-based market with valuable new services that ensure that dependents covered by employees are eligible to receive healthcare benefits. In June 2010, we acquired Allied Management Group—Special Investigation Unit, or AMG-SIU, which provides fraud, waste and abuse prevention and detection solutions for healthcare payors. In August 2010, we acquired Chapman Kelly, Inc., or Chapman Kelly, which provides claims audit and beneficiary eligibility audit services to employers and managed care organizations.

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

        The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Our actual results could differ from those estimates.

        We consider all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of deposits that are readily convertible into cash.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2011 and 2010

(unaudited)

1. Basis of Presentation (Continued)

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

        Our policy is to limit our credit exposure by placing our investments with financial institutions evaluated as being creditworthy, or in short-term money market funds which are exposed to minimal interest rate and credit risk. We maintain our cash primarily in investment accounts within large financial institutions. Currently, the Federal Deposit Insurance Corporation insures these balances up to $250,000 per bank account. We have not experienced any losses on our bank deposits and we believe these deposits do not expose us to any significant credit risk.

        We grant credit, generally without collateral, to our clients, which are primarily in the healthcare market. Consequently, we are subject to potential credit risk related to changes in economic conditions within that market. However, we believe that our billing and collection policies are adequate to minimize the potential credit risk.

        We evaluate the recoverability of goodwill and long-lived assets either annually or whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable. Such circumstances could include, but are not limited to (i) a significant decrease in the market value of an asset, (ii) a significant adverse change in the extent or manner in which an asset is used, or (iii) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. If the sum of the expected future net cash flows is less than the carrying value of the asset being evaluated, an impairment charge would be recognized. The impairment charge would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The determination of fair value is based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. We did not recognize any impairment charges related to our long-lived assets, property and equipment, goodwill or intangible assets, during the three months ended March 31, 2011 and 2010, as management believes that carrying amounts were not impaired.

        The carrying amounts for our cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term nature.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2011 and 2010

(unaudited)

1. Basis of Presentation (Continued)

        Certain reclassifications were made to prior year amounts to conform to the current presentation. These reclassifications had no impact on previously reported net income or financial position.

2. Acquisitions

        The results of operations for our 2010 acquisitions have been included in our consolidated financial statements from the date of acquisition. We have concluded that these acquisitions were not material to our financial statements; therefore, pro forma financial information is not presented herein.

Chapman Kelly, Inc.

        In August 2010, we acquired the assets and liabilities of Chapman Kelly for $13.0 million in cash. Chapman Kelly, which is based in Jeffersonville, Indiana, provides dependent eligibility audits to large, self-insured employers, as well as plan and claims audits to both employers and managed care organizations. The acquisition of Chapman Kelly was accounted for under the acquisition method of accounting.

        The following table summarizes the final amounts recognized for assets acquired and liabilities assumed (in thousands):

Goodwill	$9,468
Identifiable intangible assets	2,239
Assets and liabilities acquired	1,018
Capitalized software	276

Total purchase price	$13,001

        Identifiable intangible assets principally include covenants not to compete, customer relationships and Chapman Kelly's trade name.

        In connection with Q1, we finalized the purchase price allocation which resulted in an increase to customer relationships of $739 thousand and an offsetting decrease to goodwill as compared to the amounts recorded at December 31, 2010.

Allied Management Group—Special Investigation Unit

        In June 2010, we purchased all of the issued and outstanding common stock of AMG-SIU for a purchase price valued at $15.1 million, consisting of a $13.0 million initial cash payment (subsequently reduced by a working capital reduction of $0.2 million) and future contingent payments estimated and recognized as of the acquisition date at $2.3 million. These payments are contingent upon AMG-SIU's financial performance for each of the twelve month periods ending June 30, 2011 and June 30, 2012. The contingent payments are not subject to any cap. Any contingent payments owed for the periods ending June 30, 2011 and 2012, shall be payable by September 30, 2011 and 2012, respectively. The undiscounted contingent payments are currently estimated to be $3.4 million and relate to the 12 month period ending June 30, 2012. AMG-SIU, which is based in Santa Ana, California, specializes in fraud, waste and abuse prevention and detection solutions for healthcare payors, which further

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2011 and 2010

(unaudited)

2. Acquisitions (Continued)

strengthens our ability to service this segment of the market. The acquisition of AMG-SIU was accounted for under the acquisition method of accounting.

        The fair value of the contingent consideration recognized on the acquisition date of June 30, 2010 was estimated by applying the income approach. The measure is based on significant inputs not observable in the market that are defined by the Financial Accounting Standards Board, or FASB, guidance on fair value as Level 3 inputs. As of March 31, 2011 and December 31, 2010, the fair value of the contingent payments was $2.7 million and $2.6 million, respectively.

Verify Solutions, LLC

        In December 2009, we acquired the assets of Verify Solutions, an Alpharetta, Georgia-based company specializing in dependent eligibility audit services for large, self insured employers. With this acquisition, we moved into the large and mid-market employer-based market.

        The purchase price for Verify Solutions was $8.1 million, with additional future payments contingent upon Verify Solutions' achievement of financial performance milestones. The additional future payments of up to $5.5 million ($2.7 million and $2.8 million for the years ended December 31, 2010 and 2011, respectively) are not included in the financial statements because the 2010 performance milestone was not achieved and we do not expect the 2011 performance milestones to be achieved.

        The allocation of the purchase price for Verify Solutions was based upon the fair value estimate of its assets and liabilities. The acquisition of Verify Solutions was based on management's consideration of past and expected future performance as well as the potential strategic fit with our long-term goals. The expected long-term growth, market position and expected synergies to be generated by Verify Solutions were the primary factors that gave rise to an acquisition price that resulted in the recognition of identifiable intangible assets.

        In December 2010, following our acquisition of Chapman Kelly, which together with Verify Solutions forms HMS Employer Solutions, we amended the terms of the contingent payment for 2011. Under the terms of this amendment, the former owners of Verify Solutions could earn a contingent payment of between $1.3 million and $2.8 million based on the revenue generated by HMS Employer Solutions for the year ending December 31, 2011. If earned, the contingent payment will be accrued and recorded to compensation expense in 2011. During 2011, it has been determined that the conditions to earn this contingent payment will not be achieved, accordingly no amounts have been accrued.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2011 and 2010

(unaudited)

3. Intangible Assets

        Intangible assets consisted of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010	Useful Life
Customer relations	$32,987	$32,247	5 - 10 years
Trade name	3,932	3,932	3 - 7 years
Restrictive covenant	2,626	2,626	3 - 5 years

	39,545	38,805
Less accumulated amortization	(20,488)	(18,979)

Intangible assets, net	$19,057	$19,826

        Estimated amortization expense for intangible assets is expected to approximate the following (in thousands):

Year Ending December 31,
Remainder of 2011	$4,381
2012	5,816
2013	4,263
2014	1,320
2015	994
Thereafter	2,283

        The changes in the carrying amount of goodwill for the three months ended March 31, 2011 are as follows (in thousands):

Balance at December 31, 2010	$107,414
Chapman Kelly acquisition measurement period adjustments	(739)

Balance at March 31, 2011	$106,675

        For the three months ended March 31, 2011 and 2010, amortization expense related to intangible assets and acquisition software amounted to $1.5 million and $1.3 million, respectively.

4. Income Taxes

        Our effective tax rate decreased to 40.1% for the three months ended March 31, 2011 from 40.4% for the three months ended March 31, 2010, primarily due to a change in state apportionments. The principal difference between the statutory rate and our effective rate is state taxes.

        We file income tax returns with the U.S. federal government and various state jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2007. We operate in a number of state and local jurisdictions, most of which have never audited our records. Accordingly, we

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2011 and 2010

(unaudited)

4. Income Taxes (Continued)

are subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction.

        During the three months ended March 31, 2011 and 2010, we recorded a tax benefit of $3.3 million and $1.4 million, respectively, related to the utilization of the income tax benefit from stock transactions by reducing income tax payable and crediting capital.

        At March 31, 2011 and 2010, we had approximately $1.3 million and $1.1 million of net unrecognized tax benefits, respectively, for which there is uncertainty about the allocation and apportionment impacting state taxable income. We do not expect any significant change in unrecognized tax benefits during the next twelve months. We have recognized interest accrued related to unrecognized tax benefits in interest expense and penalties in tax expense. The accrued liabilities related to uncertain tax positions were $0.5 million for each of the three month periods ending March 31, 2011 and 2010.

        We believe that it is reasonably possible that decreases in unrecognized tax benefits of up to $70,000 may be recorded within the next year.

5. Debt

        We have a credit agreement with several banks and other financial institutions, with JPMorgan Chase Bank, N.A. (JPMCB) as administrative agent, which we refer to as the Credit Agreement. The Credit Agreement, which expires in September of 2011, provided for a term loan of $40 million, which we refer to as the Term Loan, and revolving credit loans of up to $25 million, which we refer to as the Revolving Loan. The term loan was fully repaid in 2009. Although to date we have not borrowed under the Revolving Loan, we continue to have an irrevocable standby Letter of Credit for $4.6 million against the Revolving Loan, which we refer to as the Letter of Credit, as required by a contractual agreement with a client. As a result of the Letter of Credit, the amount available under the Revolving Loan as of March 31, 2011 is $20.4 million.

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

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2011 and 2010

(unaudited)

5. Debt (Continued)

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

        In addition, the Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on indebtedness, liens, fundamental changes, dispositions of property, investments, dividends and other restricted payments. The financial covenants include a consolidated fixed charge coverage ratio, as defined, of not less than 1.75 to 1.0 and a consolidated leverage ratio, as defined, not to exceed 3.0 to 1.0 through March 31, 2011. As of the date hereof, we are in full compliance with these covenants.

        In March 2010, we entered into an amendment to the Credit Agreement, which we refer to as the First Amendment, to increase the total amount we could spend on acquisitions in any one year from $10.0 million to $30.0 million.

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

        The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three months ended March 31,
	2011	2010
Weighted average shares outstanding—basic	27,937	26,919
Potential shares exercisable under stock option plans	966	1,228
Potential issuable restricted stock awards and units	55	30

Weighted average shares outstanding—diluted	28,958	28,177

        For the three months ended March 31, 2011 and 2010, 187,611 and 321,100 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive. For the three months ended March 31, 2011, restricted stock units representing

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2011 and 2010

(unaudited)

6. Earnings Per Share (Continued)

7,996 shares of common stock were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

        We issue restricted stock units under the terms of our Third Amended and Restated 2006 Stock Plan, or the 2006 Stock Plan. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the statutory withholding requirements that we pay on behalf of our employees. During 2011, we withheld 12,000 shares to satisfy $0.9 million of employees' tax obligations. Although shares withheld are not issued, they are treated as common stock repurchases for accounting and disclosure purposes, as they reduce the number of shares that would have been issued upon vesting.

7. Stock-Based Compensation

        Total stock-based compensation expense charged as a selling, general and administrative expense in our consolidated statements of income related to our stock compensation plans was $2.0 million and $1.8 million for the three months ended March 31, 2011 and March 31, 2010, respectively. The total income tax benefit recognized in our consolidated statements of income for the three months ended March 31, 2011 and 2010 was $0.8 million and $0.7 million, respectively.

        Presented below is a summary of our stock option activity for the three months ended March 31, 2011 (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at December 31, 2010	2,323	$24.20
Granted	5	67.17
Exercised	(336)	18.71
Forfeitures	(4)	34.41
Expired	—	—

Outstanding at March 31, 2011	1,988	25.21	4.48	$112,621

Expected to vest at March 31, 2011	868	36.85	5.25	$39,055

Exercisable at March 31, 2011	1,093	$15.71	3.84	$72,322

        The fair value of each option grant was estimated using the Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of our common stock. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The expected terms of options granted are based upon our historical experience for similar types of stock option awards. The risk-free interest rate is based on U.S. Treasury notes.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2011 and 2010

(unaudited)

7. Stock-Based Compensation (Continued)

        We estimated the fair value of each stock option grant on the date of the grant using a Black-Scholes option-pricing model and the weighted-average assumptions set forth in the following table:

	Three months ended March 31,
	2011	2010
Expected dividend yield	0%	0%
Risk-free interest rate	3.04%	2.32%
Expected volatility	43.7%	45.8%
Expected life	4.0 years	4.0 years

        During the three months ended March 31, 2011 and 2010, we issued 0.3 million shares, and 0.1 million shares, respectively, of our common stock upon the exercise of outstanding stock options and received proceeds of $6.3 million, and $1.2 million, respectively. For the three months ended March 31, 2011 and 2010, we realized a $3.3 million and $1.4 million tax benefit from the exercise of stock options, respectively.

        For the three months ended March 31, 2011, and 2010, approximately $1.3 million, and $1.8 million, respectively, of stock-based compensation cost relating to stock options has been charged against income. As of March 31, 2011, there was approximately $8.2 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to stock options outstanding, which is expected to be recognized over a weighted-average period of 1.3 years.

        The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between our closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2011. The intrinsic value of our stock options changes based on the closing price of our common stock. The total intrinsic value of options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) for the three months ended March 31, 2011 and 2010 was approximately $18.0 million and $4.4 million, respectively.

Restricted Stock Units

        In February 2011, October 2010 and October 2009, certain employees received restricted stock units under the Third Amended and Restated 2006 Stock Plan, or the 2006 Stock Plan. In October 2010, our Board or Directors also received restricted stock units under the 2006 Stock Plan. The fair value of restricted stock units is estimated based on the closing sale price of our common stock on the NASDAQ Global Select Market on the date of issuance. The total number of restricted stock units expected to vest is adjusted by estimated forfeiture rates.

        During the three months ended March 31, 2011, we granted 68,828 restricted stock units, with an aggregate fair market value of $5.1 million. At March 31, 2011 approximately 118,572 restricted stock units remained unvested and there was approximately $6.7 million of unamortized compensation cost related to restricted stock units, which is expected to be recognized over the remaining

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2011 and 2010

(unaudited)

7. Stock-Based Compensation (Continued)

weighted-average vesting period of 2.71 years. For the three months ended March 31, 2011 and 2010, stock-based compensation expense related to restricted stock units was $0.4 million and $0.1 million, respectively.

        A summary of the status of our restricted stock units as of March 31, 2011 and of changes in restricted stock units outstanding under the 2006 Stock Plan for the three months ended March 31, 2011 is as follows (in thousands, except for weighted average grant date fair value per unit):

	Number of Units	Weighted Average Grant Date Fair Value per Unit	Aggregate Intrinsic Value
Outstanding balance at December 31, 2010	57	$51.46
Granted	69	74.13
Cancelled	(2)	57.85

Outstanding balance at March 31, 2011	124	$64.10	$10,118

Restricted Stock Awards

        Our executive officers have received grants of restricted stock awards under the 2006 Stock Plan. The vesting of restricted stock awards is subject to the executive officers' continued employment with us. Recipients of restricted stock awards are not required to provide us with any consideration other than rendering service. Holders of restricted stock are permitted to vote and to receive dividends.

        The stock-based compensation expense for restricted stock awards is determined based on the closing market price of our common stock on the grant date of the awards applied to the total number of awards that are anticipated to fully vest. Upon the vesting of the restricted stock units, shares withheld to pay taxes are retired. We did not issue restricted stock awards during the three months ended March 31, 2011. At March 31, 2011 approximately 95,940 shares underlying restricted stock awards remained unvested and there was approximately $2.2 million of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over the weighted-average period of 1.9 years. For the three months ended March 31, 2011and 2010, stock-based compensation expense related to restricted stock awards was $0.3 million and $0.2 million, respectively.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2011 and 2010

(unaudited)

7. Stock-Based Compensation (Continued)

        A summary of the status of our restricted stock awards at March 31, 2011 and of changes in restricted stock awards outstanding under the 2006 Stock Plan for the three months ended March 31, 2011 is as follows (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding balance at December 31, 2010	128	$31.27
Granted	—	—
Vesting of Restricted Shares	(21)	31.27
Shares withheld for payment of taxes upon vesting of restricted stock units	(11)	31.27

Outstanding balance at March 31, 2011	96	$31.27	$7,853

        The total fair value of restricted stock vested during the three months ended March 31, 2011 was $1.0 million.

8. Subsequent Events

        On April 28, 2011, our Board of Directors adopted resolutions conditionally approving a three-for-one forward stock split to be effected in the form of a stock dividend of two shares of common stock for each share of common stock outstanding on or about July 22, 2011, the proposed record date for the stock split. The stock split is conditioned upon shareholder approval, at our 2011 Annual Meeting, of an amendment to our Certificate of Incorporation, as amended, to increase the number of shares of common stock that we are authorized to issue. If our shareholders do not approve the amendment, the stock split cannot be effected.

        In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through the date these financial statements were issued and there are no events that have occurred that would require adjustments or disclosure to our condensed consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        We begin Management's Discussion and Analysis of Financial Condition and Results of Operations with a discussion of the critical accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then present a business overview followed by a discussion of our results of operations. Lastly, we provide an analysis of our liquidity and capital resources, including discussions of our cash flows, sources of capital and financial commitments.

        The following discussions and analysis of financial condition and results of operations should be read in conjunction with the other sections of the Annual Report, including the Consolidated Financial Statements and Supplemental Data thereto appearing in Part II, Item 8 of the Annual Report, the Risk Factors appearing in Part I, Item 1A of the Annual Report and the disclaimer regarding forward-looking statements appearing at the beginning of Part I, Item 1 of the Annual Report. Historical results set forth in Part II, Item 6, Item 7 and Item 8 of the Annual Report should not be taken as necessarily indicative of our future operations.

Critical Accounting Policies

        Since the date of our Annual Report on Form 10-K for the year ended December 31, 2010, there have been no material changes to our critical accounting policies.

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

        In September 2010, we acquired privately-held Chapman Kelly, Inc., or Chapman Kelly. Based in Jeffersonville, Indiana, Chapman Kelly provides dependent eligibility audits to large, self-insured employers, as well as plan and claims audits to employers and managed care organizations. With our acquisition of Chapman Kelly we have developed a robust Employer Solutions product area that provides dependent eligibility audit services to employers of all sizes and also augments our claim audit offering for healthcare plans.

        In June 2010, we acquired privately-held Allied Management Group—Special Investigation Unit, or AMG-SIU, a leading provider of fraud, waste and abuse prevention and detection solutions for healthcare payors. Based in Santa Ana, California, AMG-SIU provides audit and consulting services to both government and commercial healthcare payors and offers a proprietary forensic claim editing system to analyze claim data for patterns of fraud, waste and abuse. AMG-SIU employs an in-house special investigation unit to conduct preliminary research, investigations, medical record reviews and pharmacy reviews.

        At March 31, 2011, we had cash and cash equivalents of $116.2 million, and net working capital of $169.0 million. We have a credit agreement with several banks and other financial institutions with JPMorgan Chase Bank, N.A. (JPMCB), as administrative agent, which we refer to as the Credit

Agreement. The Credit Agreement, which expires in September 2011, provided for a term loan of $40 million, which we refer to as the Term Loan, and revolving credit loans of up to $25 million, which we refer to as the Revolving Loan. The term loan was repaid in 2009. Although to date we have not borrowed under the Revolving Loan, we continue to have an irrevocable standby Letter of Credit for $4.6 million against the Revolving Loan, which we refer to as the Letter of Credit, as required by a contractual arrangement with a client. As a result of the Letter of Credit of $4.6 million, the amount available under the Revolving Loan as of March 31, 2011 is $20.4 million. Although we expect that operating cash flows will continue to be a primary source of liquidity for our operating needs, we also have the remaining balance of the Revolving Loan available for future cash flow needs, if necessary.

        Our revenue, most of which is derived from contingency fees, has increased at an average compounded rate of approximately 38.2% per year for the last five years. Our growth has been attributable to our expansion of existing product offerings and acquisitions, as well as an overall increase in Medicaid costs, which has historically averaged approximately 8% annually. In addition, state governments have increased their use of vendors for the coordination of benefits and other cost containment functions, and we have been able to increase our revenue through these initiatives. Leveraging our work on behalf of state Medicaid fee-for-service programs, we have penetrated the Medicaid managed care market, into which more Medicaid lives are being shifted. In addition, to acting as a subcontractor for certain business outsourcing and technology firms, as of March 31, 2011, we served the District of Columbia and 42 state Medicaid programs, and 127 Medicaid health plans under an aggregate of 57 contracts.

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

        In March 2010, the Patient Protection and Affordable Care Act, or the Affordable Care Act, was signed into law. According to Centers for Medicare & Medicaid Services, or CMS, under the Affordable Care Act, approximately an additional 18 million lives will be added to Medicaid by 2019. In addition, the Affordable Care Act includes a number of provisions for combating fraud and abuse throughout the healthcare system, allows for significant increases in funding for program integrity initiatives and provides for the creation of insurance exchanges. The Affordable Care Act largely preserves and builds upon the employer-sponsored health coverage model. However, under the Affordable Care Act, employers are faced with new compliance guidelines, coverage requirements and mandates that will challenge their systems and processes and will likely raise their healthcare costs. We plan to build on our existing partnerships with states, the federal government, and health plans to provide services that address the program integrity, fraud and abuse initiatives created by the Affordable Care Act and to assist these clients in meeting the requirements of the Affordable Care Act. In addition, we believe that we are well-positioned to work with employers to address the new requirements of the Affordable Care Act and plan to work with our clients to develop collaborations that support the overarching goal of controlling healthcare costs.

        In addition to the information provided below, you should refer to the items disclosed as our Critical Accounting Policies in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report.

 SUMMARY OF OPERATING RESULTS

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

        The following table sets forth, for the periods indicated, certain items in our consolidated statements of income expressed as a percentage of revenue:

	Three months ended March 31,
	2011	2010
Revenue	100.0%	100.0%

Cost of service
Compensation	38.0%	36.6%
Data processing	6.0%	5.9%
Occupancy	4.6%	5.1%
Direct project costs	11.7%	11.7%
Other operating costs	5.1%	5.0%
Amortization of intangibles	2.1%	2.3%

Total cost of services	67.5%	66.6%
Selling, general, and administrative expenses	13.0%	13.8%

Total operating expenses	80.5%	80.4%

Operating income	19.5%	19.6%
Interest expense	0.0%	0.0%
Other income, net	0.4%	0.0%

Interest income	0.4%	0.0%

Income before income taxes	19.9%	19.6%
Income taxes	(8.0)%	(7.9)%

Net income	11.9%	11.7%

        Revenue for the three months ended March 31, 2011 was $82.5 million, an increase of $17.5 million, or 27.0%, compared to revenue of $65.0 million in the same quarter for the prior year. Organic growth in existing client accounts, together with changes in the yield and scope of those projects, and differences in the timing of when client projects were completed in the current year compared to the prior year, provided $14.2 million of the increase in revenue. Revenue generated by our 2010 acquisitions, AMG-SIU and Chapman Kelly, was $2.0 million. Revenue generated by six new clients for whom there was no revenue in the same quarter of the prior year was $1.3 million.

        Compensation expense as a percentage of revenue was 38.0% for the three months ended March 31, 2011, compared to 36.6% for the three months ended March 31, 2010. Compensation expense for the current quarter was $31.3 million, a $7.5 million, or 31.6%, increase over compensation expense of $23.8 million for the same quarter in the prior year. During the quarter ended March 31, 2011, we averaged 1,618 employees, a 28.8% increase over our average of 1,256 employees during the quarter ended March 31, 2010. This increase reflects the addition of new staff as a result of our acquisitions of AMG-SIU and Chapman Kelly during the second and third quarters of 2010, respectively, and the addition of staff in the areas of client support, technical support and operations.

        Data processing expense as a percentage of revenue was 6.0% for the three months ended March 31, 2011, compared to 5.9% for the three months ended March 31, 2010. Data processing expense was $5.0 million for the current quarter, an increase of $1.2 million, or 30.5%, over data processing expense of $3.8 million for the same quarter in the prior year . Revenue growth as well as acquisitions drove the need for increased capacity in our data processing environment. This increase reflects $0.6 million in additional software related costs, $0.4 million in additional hardware costs, and $0.2 million in additional data communications and data costs due to the growth of our business, including the number of field offices and employees.

        Occupancy expense as a percentage of revenue was 4.6% for the three months ended March 31, 2011, compared to 5.1% for the three months ended March 31, 2010. Occupancy expense for the current quarter was $3.8 million, a $0.5 million, or 14.0%, increase compared to occupancy of expense of $3.3 million for the same quarter in the prior year. This increase reflects $0.4 million in additional rent and related expense, and $0.1 million in additional depreciation of leasehold improvements, furniture and equipment.

        Direct project expense as a percentage of revenue was 11.7% for the three months ended March 31, 2011 and 2010. Direct project expense for the current quarter was $9.6 million, a $2.0 million, or 26.6%, increase, compared to direct project expense of $7.6 million for the same quarter in the prior year. This increase resulted from additional of expenses of $1.0 million increase for temporary help, consultants and marketing partners, $0.7 million for subcontractor expenses primarily driven by new projects and revenue increases, $0.2 million for project-specific software costs, and $0.1 million for lockbox, postage and delivery expense. Direct project expense increased at a rate similar to that of revenue growth in the current quarter as compared to the prior year comparable quarter.

        Other operating costs as a percentage of revenue were 5.1% for the three months ended March 31, 2011 compared to 5.0% for the three months ended March 31, 2010. Other operating costs for the current quarter were $4.2 million, an increase of $1.0 million, or 30.5%, compared operating costs of $3.2 million for the same quarter in the prior year.. This increase resulted from additional expenses of $0.5 million in professional services, consisting of temporary help and consulting services, $0.2 million of travel expenses related to business expansion, $0.1 million of employee relocation expenses, $0.1 million for supplies, delivery and other office-related expenses, and $0.1 million in accretion expense related to the future contingent payment that may be payable to the former owners of AMG-SIU.

        Amortization of acquisition-related software and intangibles as a percentage of revenue was 2.1% for the three months ended March 31, 2011, compared to 2.3% for the three months ended March 31, 2010. Amortization of acquisition-related software and intangibles for the current quarter was $1.7 million, a $0.2 million, or 15.8%, increase compared to amortization of $1.5 million for the same quarter in the prior year. The $0.2 million increase resulted from our acquisitions of AMG-SIU and Chapman Kelly. There was no amortization expense in the prior year period related to these acquisitions.

        Selling, general, and administrative expense as a percentage of revenue was 13.0% for the three months ended March 31, 2011 compared to 13.8% for the three months ended March 31, 2010. Selling, general, and administrative expense for the current quarter was $10.7 million, a $1.7 million, or 19.2%, increase compared $9.0 million for the same quarter in the prior year. During the quarter ended March 31, 2011, we averaged 115 corporate employees, a 4.5% increase over our average of 110 corporate employees during the quarter ended March 31, 2010. Compensation expense increased by $0.3 million as a result of the increase in headcount and related fringe benefits expense. Other operating expenses increased by $1.0 million, of which $0.8 million related to professional fees, including consultants, legal fees and costs associated with annual audit expenses and SEC filings, and $0.2 million related to employee recruitment. Data processing expense increased by $0.4 million relating to expenses for hosting services and disaster recovery preparedness. Occupancy expenses were roughly equivalent in both periods.

        Operating income for the three months ended March 31, 2011 was $16.1 million, an increase of $3.4 million, or 26.7%, compared to $12.7 million for the three months ended March 31, 2010. This increase was primarily the result of increased revenue, which was partially offset by incremental operating costs incurred during the quarter ended March 31, 2011.

        Interest expense was $23,000 for the three months ended March 31, 2011 and 2010. Interest expense represents commitment fees for our Credit Agreement and issuance fees for our Letter of Credit. Interest and other income was $35,000 for the three months ended March 31, 2011, compared to interest income of $17,000 for the three months ended March 31, 2010. Net other income relating to rental income from our office building in Irving, Texas was $257,000 for the quarter ended March 31, 2011. We purchased the office building in Irving, Texas in in June 2010, as a result, we did not realize any rental income during the first quarter of 2010.

        We recorded income tax expense of $6.6 million for the quarter ended March 31, 2011, compared to income tax expense of $5.1 million for the three months ended March 31, 2010, an increase of $1.5 million. Our effective tax rate decreased to 40.1% for the quarter ended March 31, 2011 from 40.4% for the quarter ended March 31, 2010, primarily due to a change in state apportionments. The principal difference between the statutory rate and our effective rate is state taxes.

        Net income of $9.8 million in the current quarter represents an increase of $2.2 million, or 29.5%, compared to net income of $7.6 million in the same quarter for the prior year.

Contractual Obligations

        There have been no material changes in our contractual obligations as presented in our Annual report on Form 10-K for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

        Other than our Letter of Credit, we do not have any off-balance sheet arrangements. See Footnote 5 of the Notes to Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

        Our principal source of funds has been from operations. We believe that our cash, cash equivalents, future cash flows from operations and our Revolving Loan will be adequate to fund our current operating requirements. At March 31, 2011, our cash and cash equivalents and net working capital were $116.2 million and $169.0 million, respectively. Although we expect that operating cash flows will continue to be a primary source of liquidity for our operating needs, we also have $20.4 million available under our Revolving Loan for future cash flow needs. There are currently no loans outstanding under the Revolving Loan; however, we have a $4.6 million Letter of Credit that reduces the availability under the Revolving Loan.

        Net cash provided by operating activities for the three months ended March 31, 2011 was $17.9 million, compared to $11.6 million for the same period in 2010. The increase in cash provided by operating activities primarily resulted from net income of $9.8 million, decreases in accounts receivable and prepaid expenses, and non-cash expenses of stock-based compensation, depreciation and amortization. These sources of cash were partially offset by decreases in accounts payable, accrued expenses and other liabilities, deferred income tax assets and other assets.

        Net cash used in investing activities for the three months ended March 31, 2011 was $5.1, million compared to $3.7 million for the same period in 2010. Investment in property and equipment for the three months ended March 31, 2011 and 2010 was $4.8 million and $3.1 million, respectively. Investment in capitalized software for each of the three months ended March 31, 2011 and 2010 was

$0.5 million. A working capital adjustment in the amount of $0.2 million was received in the three months ended March 31, 2011 in connection with the AMG-SIU acquisition in June 2010.

        Net cash provided by financing activities for the three months ended March 31, 2011 was $8.6 million, compared to $2.6 million for the same period in 2010. Proceeds from stock option exercises for the three months ended March 31, 3011 and 2010 were $6.3 million and $1.2 million, respectively. The excess tax benefits from stock option exercises for the three months ended March 31, 2011 and 2010 were $3.3 million and $1.4 million, respectively. Payments of tax withholdings on behalf of employees for net-share settlements for stock-based compensation were $0.9 million in the three months ended March 31, 2011.

        The net increase in cash and cash equivalents for the three months ended March 31, 2011 was $21.4 million compared to $10.5 million for the same period in 2010.

        The number of days sales outstanding for the three months ended March 31, 2011 decreased to 73 days from 86 days at March 31, 2010.

        Operating cash flows could be adversely affected by a decrease in demand for our services or if contracts with our largest clients are cancelled. The majority of our client relationships have been in place for several years, as a result, we do not expect any decrease in the demand for our services in the near term.

Recently Issued Accounting Pronouncements

        In December 2010, the FASB issued authoritative accounting guidance on the disclosure of supplementary pro forma information for business combinations to clarify the reporting of pro forma financial information related to business combinations of public entities and expand certain supplemental pro forma disclosures. This guidance is effective prospectively for business combinations that occur on or after the beginning of the fiscal year beginning on or after December 15, 2010, with early adoption permitted. We do not expect that this guidance will have a material effect on our consolidated financial statements.

        Excluding the recently issued authoritative accounting guidance noted above, there have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements, from those disclosed in the our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        At March 31, 2011, we were not a party to any derivative financial instruments. We conduct all of our business in U.S. currency and hence do not have direct foreign currency risk. The interest on borrowings under the Credit Agreement is at a variable rate based on the prime rate or LIBOR and may include a spread over or under the applicable rate. Further, we currently invest substantially all of our excess cash in short-term investments, primarily money market accounts, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact our interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of borrowings or excess cash balances. We do not consider this risk to be material. We manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

Item 4.    Controls and Procedures

        We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms, and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

        As required by Rule 13a-15(b) under the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

        There have been no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II—OTHER INFORMATION

Item 1A.    Risk Factors

        Risks that could have a negative impact on our business, results of operations and financial condition include without limitation (i) the development by competitors of new or superior services or products or the entry into the market of new competitors; (ii) all the risks inherent in the development, introduction, and implementation of new products and services; (iii) the loss of a major customer, customer dissatisfaction or early termination of customer contracts triggering significant costs or liabilities; (iv) variations in our results of operations; (v) negative results of government reviews, audits or investigations to verify our compliance with contracts and applicable laws and regulations; (vi) changing conditions in the healthcare environment, particularly as they relate to current healthcare reform initiatives; (vii) government regulatory, political and budgetary pressures that could affect the procurement practices and operations of healthcare organizations, reducing the demand for our services; and (viii) our failure to comply with laws and regulations governing health data or to protect such data from theft and misuse. A more detailed description of each of these and other risk factors can be found under the caption "Risk Factors" in our most recent Annual Report on Form 10-K, filed with the SEC on March 1, 2011. There have been no material changes to the risk factors described in our most recent Annual Report on Form 10-K.

Item 6.    Exhibits

        The Exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index immediately following the Signatures.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2011	HMS HOLDINGS CORP.
	By:	/s/ WILLIAM C. LUCIA William C. Lucia President and Chief Executive Officer and Duly Authorized Officer (Principal Executive Officer)
	By:	/s/ WALTER D. HOSP Walter D. Hosp Chief Financial Officer and Duly Authorized Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
‡31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
‡31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
‡32.1	Section 1350 Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
‡32.2	Section 1350 Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

‡
Furnished herewith