Form 10-Q
period 2011-06-30
HMS HOLDINGS CORP
filed 2011-08-08
CIK 1196501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 2, 2011 there were approximately 84,734,457 shares of the registrant’s common stock (par value $0.01 per share) outstanding.

HMS HOLDINGS CORP. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

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

We cannot guarantee that any forward-looking statement will be realized.  Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected.  We caution you, therefore, against relying on any of these forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K, and in particular, the risks discussed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, Part II of this 10-Q and those discussed in other documents we file with the Securities and Exchange Commission.

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

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$117,656	$94,836
Accounts receivable, net of allowance of $725 at June 30, 2011 and $799 at December 31, 2010	80,794	75,123
Prepaid expenses	6,527	5,521
Prepaid income taxes	3,392	3,533
Other current assets	199	371
Net deferred tax asset	749	664
Total current assets	209,317	180,048
Property and equipment, net	46,212	44,713
Goodwill, net	106,675	107,414
Intangible assets, net	17,596	19,826
Other assets	5,867	904
Total assets	$385,667	$352,905

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$24,789	$32,502
Contingent payables	2,972	—
Total current liabilities	27,761	32,502
Long-term liabilities:
Contingent payables	—	2,573
Accrued deferred rent	1,575	1,842
Other liabilities	1,976	2,582
Deferred tax liabilities	6,692	5,768
Total long-term liabilities	10,243	12,765
Total liabilities	38,004	45,267
Shareholders’ equity:
Preferred stock - $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common Stock - $0.01 par value; 125,000,000 shares authorized; 89,686,170 shares issued and 84,697,632 shares outstanding at June 30, 2011; 88,341,546 shares issued and 83,353,008 shares outstanding at December 31, 2010	897	883
Capital in excess of par value	222,222	204,450
Retained earnings	133,941	111,702
Treasury stock, at cost; 4,988,538 shares at June 30, 2011 and December 31, 2010	(9,397)	(9,397)
Total shareholders’ equity	347,663	307,638
Total liabilities and shareholders’ equity	$385,667	$352,905

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	$89,346	$70,726	$171,803	$135,678

Cost of services:
Compensation	31,531	25,391	62,842	49,180
Data processing	5,652	4,296	10,634	8,115
Occupancy	3,726	2,809	7,534	6,150
Direct project costs	11,064	8,204	20,653	15,778
Other operating costs	4,597	3,945	8,811	7,173
Amortization of acquisition related software and intangibles	1,648	1,398	3,388	2,901
Total cost of services	58,218	46,043	113,862	89,297

Selling, general and administrative expenses	10,668	9,498	21,372	18,480
Total operating expenses	68,886	55,541	135,234	107,777

Operating income	20,460	15,185	36,569	27,901

Interest expense	(23)	(23)	(46)	(46)
Other income, net	277	—	549	—
Interest income	16	24	36	41
Income before income taxes	20,730	15,186	37,108	27,896
Income taxes	8,307	6,074	14,869	11,205

Net income	$12,423	$9,112	$22,239	$16,691

Basic income per common share
Net income per share — basic	$0.15	$0.11	$0.26	$0.21

Diluted income per share
Net income per share — diluted	$0.14	$0.11	$0.26	$0.20

Weighted average shares:
Basic	83,925	81,320	84,186	81,040
Diluted	86,720	85,088	87,112	84,812

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2011

(in thousands, except share amounts)

(unaudited)

	Common stock		Capital in		Treasury Stock		Total
	# of Shares Issued	Par Value	Excess of Par Value	Retained Earnings	# of Shares	Amount	Shareholders’ Equity
Balance at December 31, 2010	88,341,546	$883	$204,450	111,702	4,988,538	$(9,397)	$307,638

Comprehensive income:
Net income	—	—	—	22,239	—	—	22,239
Total comprehensive income							22,239
Stock-based compensation cost	—	—	3,966	—	—	—	3,966
Exercise of Stock Options	1,267,872	14	7,749	—	—	—	7,763
Vesting of restricted stock awards and units, net of shares withheld for employee tax	76,752	—	(903)	—	—	—	(903)
Excess tax benefit from exercise of stock options	—	—	6,960	—	—	—	6,960
Balance at June 30, 2011	89,686,170	$897	$222,222	$133,941	4,988,538	$(9,397)	$347,663

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2011	2010
Operating activities:
Net income	$22,239	$16,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,805	7,307
Stock-based compensation expense	3,966	3,428
Deferred income taxes	839	(782)
Decrease in allowance for doubtful debts	(74)	—
Change in fair value of contingent consideration	399	—
Loss on disposal of fixed assets	2	21
Changes in assets and liabilities:
(Increase)/Decrease in accounts receivable	(5,597)	831
(Increase)/Decrease in prepaid expenses	(1,006)	(134)
(Increase)/Decrease in prepaid income taxes	141	(624)
(Increase)/ Decrease in other current assets	11	(58)
(Increase)/Decrease in other assets	(154)	682
Decrease in accounts payable, accrued expenses and other liabilities	(6,377)	(5,058)
Net cash provided by operating activities	24,194	22,304
Investing activities:
Investment in certificate of deposit	(4,809)	—
Purchases of property and equipment	(8,986)	(5,430)
Purchase of building and land	—	(9,886)
Acquisition of AMG-SIU	161	(12,795)
Acquisition of Verify Solutions	(500)
Investment in capitalized software	(1,060)	(1,006)
Net cash used in investing activities	(15,194)	(29,117)
Financing activities:
Proceeds from exercise of stock options	7,763	3,713
Payments of tax withholdings on behalf of employees for net-share settlement for stock-based compensation	(903)	—
Excess tax benefit from exercised stock options	6,960	4,972
Net cash provided by financing activities	13,820	8,685
Net increase in cash and cash equivalents	22,820	1,872
Cash and cash equivalents at beginning of period	94,836	64,863
Cash and cash equivalents at end of period	$117,656	$66,735
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,027	$7,667
Cash paid for interest	$47	$23
Supplemental disclosure of noncash investing activities:
Accrued property and equipment purchases	$1,012	$502
Accrued acquisition related contingent consideration	$—	$2,573

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2011 and 2010

(unaudited)

1.              Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our and our subsidiaries’ financial position at June 30, 2011, the results of our operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010. Interim financial statements are prepared on a basis consistent with our annual financial statements. The financial statements included herein should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010, which we refer to as our Annual Report.

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

For the Three and Six Months Ended June 30, 2011 and 2010

(unaudited)

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

We are subject to potential credit risk related to changes in economic conditions within the healthcare market. However, we believe that our billing and collection policies are adequate to minimize the potential credit risk.

We evaluate the recoverability of goodwill and long-lived assets either annually or whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (i) a significant decrease in the market value of an asset, (ii) a significant adverse change in the extent or manner in which an asset is used, or (iii) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. If the sum of the expected future net cash flows is less than the carrying value of the asset being evaluated, an impairment charge would be recognized. The impairment charge would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The determination of fair value is based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. We did not recognize any impairment charges related to our long-lived assets, property and equipment, goodwill or intangible assets, during the six months ended June 30, 2011 and 2010, as management believes that carrying amounts were not impaired.

The carrying amounts for our cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term nature.

On April 28, 2011, our Board of Directors approved a three-for-one stock split of our outstanding shares of common stock which required the approval of our shareholders on July 6, 2011 to increase our authorized shares. The stock split will be effected in the form of a stock dividend of two additional common shares for each share owned by shareholders of record at the close of business on July 22, 2011 and will be payable on August 16, 2011. All common share and per share information in our consolidated financial statements have been revised retroactively to reflect the stock split.

Certain reclassifications were made to prior year amounts to conform to the current presentation. These reclassifications had no impact on previously reported net income or financial position. This includes reclassifications of certain expenses from cost of services to selling, general and administration expenses.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2011 and 2010

(unaudited)

Recently Issued Accounting Pronouncements

On May 12, 2011 the Financial Accounting Standards Board (“FASB”) issued authoritative accounting guidance for updates on Fair Value Measurements, specifically, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update amends Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurement and Disclosure,” clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This authoritative guidance is effective for annual and interim reporting periods beginning on or after December 15, 2011. This new guidance is to be adopted prospectively and early adoption is not permitted. We do not believe that adoption of this guidance will have a material effect on our consolidated financial statements.

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

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05 for the presentation of comprehensive income thereby amending Accounting Standards Codification (ASC) 220, Comprehensive Income. The amendments require that all non-owner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective in fiscal years beginning after December 15, 2011 and should be applied retrospectively.  These amendments will impact the presentation of our financial statements upon adoption.

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

For the Three and Six Months Ended June 30, 2011 and 2010

(unaudited)

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

During the first quarter of 2011, we finalized the purchase price allocation which resulted in an increase to customer relationships of $739 thousand and an offsetting decrease to goodwill as compared to the amounts recorded at December 31, 2010.

Allied Management Group - Special Investigation Unit

In June 2010, we purchased all of the issued and outstanding common stock of AMG-SIU for a purchase price valued at $15.1 million, consisting of a $13.0 million initial cash payment (subsequently reduced by a working capital reduction of $0.2 million) and future contingent payments estimated and recognized as of the acquisition date at $2.3 million. These payments are contingent upon AMG-SIU’s financial performance for each of the twelve month periods ending June 30, 2011 and June 30, 2012. The contingent payments are not subject to any cap. Any contingent payments owed for the periods ending June 30, 2011 and 2012 shall be payable by September 30, 2011 and 2012, respectively. The undiscounted contingent payments are currently estimated to be $3.4 million and relate to the 12 month period ending June 30, 2012. AMG-SIU, which is based in Santa Ana, California, specializes in fraud, waste and abuse prevention and detection solutions for healthcare payors, which further strengthens our ability to service this segment of the market. The acquisition of AMG-SIU was accounted for under the acquisition method of accounting.

The fair value of the contingent consideration recognized on the acquisition date of June 30, 2010 was estimated by applying the income approach.  The measure is based on significant inputs not observable in the market that are defined by the FASB, guidance on fair value as Level 3 inputs. We are obligated to make contingent payments subject to satisfaction of certain financial results of AMG-SIU as discussed in stock purchase agreement. As of June 30, 2011 and December 31, 2010, the fair value of the contingent payments was $2.8 million and $2.6 million, respectively.

Verify Solutions, LLC

In December 2009, we acquired the assets of Verify Solutions, an Alpharetta, Georgia-based company specializing in dependent eligibility audit services for large, self insured employers. With this acquisition, we moved into the large and mid-market employer-based market.

The purchase price for Verify Solutions was $8.1 million, with additional future payments of up to $5.5 million ($2.7 million and $2.8 million for the years ended December 31, 2010 and 2011, respectively) contingent upon Verify Solutions’ achievement of financial performance milestones. The purchase price includes an additional $148,000 working capital payment made in 2010 and

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2011 and 2010

(unaudited)

$500,000 initially not due to the seller until 2011, which has been paid. Verify Solutions did not meet the 2010 financial performance milestones and as such did not earn the related milestone payment.

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

In December 2010, following our acquisition of Chapman Kelly, which together with Verify Solutions forms HMS Employer Solutions, we amended the terms of the contingent payment for 2011.  Under the terms of this amendment, the former owners of Verify Solutions could earn a contingent payment of between $1.3 million and $2.8 million based on the revenue generated by HMS Employer Solutions for the year ending December 31, 2011.  If earned, the contingent payment will be accrued and recorded to compensation expense in 2011. It has been determined that the conditions to earn the 2011 contingent payment will not be achieved, accordingly no amounts have been accrued.

3.              Intangible Assets

Intangible assets consisted of the following at June 30, 2011 and December 31, 2010

(in thousands):

	June 30, 2011	December 31, 2010	Useful Life
Customer relations	$32,987	$32,247	5-10 years
Trade name	3,932	3,932	3-7 years
Restrictive covenant	2,626	2,626	3-5 years
	39,545	38,805

Less accumulated amortization	(21,949)	(18,979)
Intangible assets, net	$17,596	$19,826

Estimated amortization expense for intangible assets is expected to approximate the following (in thousands):

Year Ending December 31,
Remainder of 2011	$2,920
2012	5,816
2013	4,263
2014	1,320
2015	994
Thereafter	2,283

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2011 and 2010

(unaudited)

The changes in the carrying amount of goodwill for the six months ended June 30, 2011 are as follows (in thousands):

Balance at December 31, 2010	$107,414
Chapman Kelly acquisition measurement period adjustments	(739)
Balance at June 30, 2011	$106,675

For the three and six months ended June 30, 2011, amortization expense related to intangible assets amounted to $1.5 million and $3.0 million, respectively. For the three and six months ended June 30, 2010, amortization expense related to intangible assets amounted to $1.2 million and $2.5 million, respectively.

4.              Income Taxes

Our effective tax rate decreased to 40.1% for the six months ended June 30, 2011 from 40.2% for the six months ended June 30, 2010, primarily due to a change in state apportionments. The principal difference between the statutory rate and our effective rate is state taxes.

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

During the six months ended June 30, 2011 and 2010, we recorded a tax benefit of $7.0 million and $5.0 million, respectively, related to the utilization of the income tax benefit from stock transactions by reducing income tax payable and crediting capital.

At June 30, 2011 and 2010, we had approximately $1.3 million and $1.2 million of net unrecognized tax benefits, respectively, for which there is uncertainty about the allocation and apportionment impacting state taxable income. We do not expect any significant change in unrecognized tax benefits during the next twelve months. We have recognized interest accrued related to unrecognized tax benefits in interest expense and penalties in tax expense. The accrued liabilities related to uncertain tax positions were $0.5 million for each of the six month periods ending June 30, 2011 and 2010.

We believe that it is reasonably possible that decreases in unrecognized tax benefits of up to $70,000 may be recorded within the next year.

5.              Debt

We have a credit agreement with several banks and other financial institutions, with JPMorgan Chase Bank, N.A. (JPMCB) as administrative agent, which we refer to as the Credit Agreement.  The Credit Agreement, which expires in September of 2011, provided for a term loan of $40.0 million, which we refer to as the Term Loan, and revolving credit loans of up to $25.0 million, which we refer to as the Revolving Loan.  The term loan was fully repaid in 2009. To date, we have not borrowed under the Revolving Loan. The amount available under the Revolving Loan as of June 30, 2011 is $25.0 million.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2011 and 2010

(unaudited)

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

In addition, the Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on indebtedness, liens, fundamental changes, dispositions of property, investments, dividends and other restricted payments.  The financial covenants include a consolidated fixed charge coverage ratio, as defined, of not less than 1.75 to 1.0 and a consolidated leverage ratio, as defined, not to exceed 3.0 to 1.0 through June 30, 2011. As of the date hereof, we are in full compliance with these covenants.

In March 2010, we entered into an amendment to the Credit Agreement, which we refer to as the First Amendment, to increase the total amount we could spend on acquisitions in any one year from $10.0 million to $30.0 million.

In June 2011, we purchased a certificate of deposit in the amount of $4.8 million to collateralize an existing irrevocable standby Letter of Credit that we entered into as part of our contractual agreement with a client. The certificate of deposit is included within other non-current assets on our balance sheet.

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

The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted average shares outstanding — basic	83,925	81,320	84,186	81,040
Dilutive effect of stock options	2,671	3,655	2,781	3,670
Dilutive effect of restricted stock awards and units	124	113	145	102
Weighted average shares outstanding - diluted	86,720	85,088	87,112	84,812

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2011 and 2010

(unaudited)

For the three months ended June 30, 2011 and 2010, 231,225 and 36,495 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive. For the three months ended June 30, 2011 and 2010, restricted stock units representing 50,211 and 1,325 shares of common stock, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

For the six months ended June 30, 2011 and 2010, 554,526 and 577,074 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive. For the six ended June 30, 2011 and 2010, restricted stock units representing 37,170 and 666 shares of common stock, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

We issue restricted stock units under the terms of our 2006 Stock Plan, as amended, or the 2006 Stock Plan. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the statutory withholding requirements that we pay on behalf of our employees. During 2011, net restricted stock awards and restricted stock units of 76,752 were vested after the withholding of 37,158 shares to satisfy $0.9 million of employees’ tax obligations. Although shares withheld are not issued, they are treated as common stock repurchases for accounting and disclosure purposes, as they reduce the number of shares that would have been issued upon vesting.

7.              Stock-Based Compensation

Total stock-based compensation expense charged as a selling, general and administrative expense in our consolidated statements of income related to our stock compensation plans was $1.9 million and $1.7 million for the three months ended June 30, 2011 and June 30, 2010, respectively, and $4.0 million and $3.4 million for the six months ended June 30, 2011 and June 30, 2010, respectively.

The total income tax benefit related to stock-based compensation expense recognized in our consolidated statements of income was $0.8 million and $0.7 million, for the three months ended June 30, 2011 and 2010, respectively, and $1.6 million and $1.4 million, for the six months ended June 30, 2011 and 2010, respectively.

Presented below is a summary of our stock option activity for the six months ended June 30, 2011 (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at
December 31, 2010	6,969	$8.07
Granted	15	$22.39
Exercised	(1,269)	$6.12
Forfeitures	(33)	$15.33
Expired	—	—
Outstanding at June 30, 2011	5,682	$8.50	4.27	$97,322
Expected to vest at June 30, 2011	2,514	$12.33	5.00	$33,422
Exercisable at June 30, 2011	3,090	$5.29	3.69	$62,847

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2011 and 2010

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

We estimated the fair value of each stock option grant on the date of the grant using a Black-Scholes option-pricing model and the weighted-average assumptions set forth in the following table:

	Six months ended June 30,
	2011	2010
Expected dividend yield	0%	0%
Risk-free interest rate	3.04%	2.47%
Expected volatility	43.7%	43.8%
Expected life	4.0 years	4.0 years

During the three months ended June 30, 2011 and 2010, we issued 0.3 million shares, and 0.7 million shares, respectively, of our common stock upon the exercise of outstanding stock options and received proceeds of $1.5 million, and $2.5 million, respectively. For the three months ended June 30, 2011 and 2010, we realized a $3.7 million and $3.6 million tax benefit from the exercise of stock options, respectively.

For the six months ended June 30, 2011 and 2010, we issued 1.3 million shares, and 1.1 million shares, respectively, of our common stock upon the exercise of outstanding stock options and received proceeds of $7.8 million, and $3.7 million, respectively. For the six months ended June 30, 2011 and 2010, we realized a $7.0 million and $5.0 million tax benefit from the exercise of stock options, respectively.

For the three months ended June 30, 2011, and 2010, approximately $1.2 million, and $1.4 million, respectively, of stock-based compensation cost relating to stock options has been charged against income. For the six months ended June 30, 2011, and 2010, approximately $2.7 million, and $2.9 million, respectively, of stock-based compensation cost relating to stock options has been charged against income.  As of June 30, 2011, there was approximately $6.8 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to stock options outstanding, which is expected to be recognized over a weighted-average period of 1.0 year.

The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between our closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2011. The intrinsic value of our stock options changes based on the closing price of our common stock. The total intrinsic value of options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) for the three months ended June 30, 2011 and 2010 was approximately $5.2 million and $9.7 million, respectively.  The total intrinsic value of options exercised

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2011 and 2010

(unaudited)

during the six month periods ended June 30, 2011 and 2010 was $23.2 million and $14.1 million, respectively.

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

For the three months ended June 30, 2011, we granted 690 restricted stock units, with an aggregate fair market value of $17,000. For the six months ended June 30, 2011, we granted 202,197 restricted stock units, with an aggregate fair market value of $4.9 million.  At June 30, 2011 approximately 347,652 restricted stock units remained unvested and there was approximately $6.2 million of unamortized compensation cost related to restricted stock units, which is expected to be recognized over the remaining weighted-average vesting period of 2.51 years.  Stock-based compensation expense related to restricted stock units was $0.5 million and $73,000 for the three months ended June 30, 2011 and 2010, respectively and $0.9 million and $147,000 for the six months ended June 30, 2011 and 2010, respectively.

A summary of the status of our restricted stock units as of June 30, 2011 and of changes in restricted stock units outstanding under the 2006 Stock Plan for the six months ended June 30, 2011 is as follows (in thousands, except for weighted average grant date fair value per unit):

	Number of Units	Weighted Average Grant Date Fair Value per Unit	Aggregate Intrinsic Value
Outstanding balance at December 31, 2010	171	$17.15
Granted	202	$24.56
Vesting of Restricted Units, net of shares withheld for taxes	(3)	$19.47
Cancelled	(7)	$18.65
Outstanding balance at June 30, 2011	363	$21.28	9,186

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

The stock-based compensation expense for restricted stock awards is determined based on the closing market price of our common stock on the grant date of the awards applied to the total number of awards that are anticipated to fully vest. Upon the vesting of the restricted stock units, shares withheld to pay taxes are retired. We did not issue restricted stock awards during the six months ended June 30, 2011. At June 30, 2011 approximately 287,820 shares underlying restricted stock awards remained unvested

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2011 and 2010

(unaudited)

and there was approximately $2.0 million of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over the weighted-average period of 1.6 years. Stock-based compensation expense related to restricted stock awards was $0.2 million for each of the three months ended June 30, 2011 and 2010, and $0.4 million for each of the six months ended June 30, 2011 and 2010.

A summary of the status of our restricted stock awards at June 30, 2011 and of changes in restricted stock awards outstanding under the 2006 Stock Plan for the six months ended June 30, 2011 is as follows (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding balance at December 31, 2010	384	$10.42
Granted	—	—
Vesting of Restricted Awards	(63)	$10.42
Shares withheld for payment of taxes upon vesting of restricted stock awards	(33)	$10.42
Outstanding balance at June 30, 2011	288	$10.42	$7,375

The total fair value of restricted stock awards vested during the six months ended June 30, 2011 was $1.0 million.

8.              Subsequent Events

At our Annual Meeting of Shareholders held on July 6, 2011, shareholders, among other matters, approved the increase in number of shares of common stock that we are authorized to issue from 45,000,000 to 125,000,000. Shareholders also approved our Fourth Amended and Restated 2006 Stock Plan, which increases the number of shares of common stock that may be delivered there under by 2,000,000 shares.

In connection with the preparation of these Consolidated Financial Statements, an evaluation of subsequent events was performed through the date these Consolidated Financial Statements were issued and other than the stock split disclosed in Note 1, there are no other events that have occurred that would require adjustments or disclosure to our Consolidated Financial Statements.

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

In September 2010, we acquired privately-held Chapman Kelly, Inc., or Chapman Kelly, based in Jeffersonville, Indiana. Chapman Kelly provides dependent eligibility audits to large, self-insured employers, as well as plan and claims audits to employers and managed care organizations. With our acquisition of Chapman Kelly we have developed a robust Employer Solutions product area that provides dependent eligibility audit services to employers of all sizes and also augments our claim audit offering for healthcare plans.

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

At June 30, 2011, we had cash and cash equivalents of $117.7 million, and net working capital of $181.6 million. We have a credit agreement with several banks and other financial institutions with JPMorgan Chase Bank, N.A. (JPMCB), as administrative agent, which we refer to as the Credit Agreement.  The Credit Agreement, which expires in September 2011, provided for a term loan of $40 million, which we refer to as the Term Loan, and revolving credit loans of up to $25 million, which we refer to as the Revolving Loan.  The term loan was repaid in 2009. To date, we have not borrowed under the Revolving Loan.  Although we expect that operating cash flows will continue to be a primary source of liquidity for our operating needs, we also have the Revolving Loan available for future cash flow needs, if necessary.

Our revenue, most of which is derived from contingency fees, has increased at an average compounded rate of approximately 38.2% per year for the last five years. Our growth has been attributable to our expansion of existing product offerings and acquisitions, as well as an overall increase in Medicaid costs, which has historically averaged approximately 8% annually.  In addition, state governments have increased their use of vendors for the coordination of benefits and other cost containment functions, and we have been able to increase our revenue through these initiatives.  Leveraging our work on behalf of state Medicaid fee-for-service programs, we have penetrated the Medicaid managed care market, into which more Medicaid lives are being shifted.  In addition to acting as a subcontractor for certain business outsourcing and technology firms, as of June 30, 2011, we served the District of Columbia and 42 state Medicaid programs, and 129 Medicaid health plans under an aggregate of 60 contracts.

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

SUMMARY OF OPERATING RESULTS

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table sets forth, for the periods indicated, certain items in our consolidated statements of income expressed as a percentage of revenue:

	Three months ended June 30,
	2011	2010
Revenue	100.0%	100.0%
Cost of service
Compensation	35.3%	35.8%
Data processing	6.3%	6.1%
Occupancy	4.2%	4.0%
Direct project costs	12.4%	11.6%
Other operating costs	5.2%	5.6%
Amortization of intangibles	1.8%	2.0%
Total cost of services	65.2%	65.1%
Selling, general, and administrative expenses	11.9%	13.4%
Total operating expenses	77.1%	78.5%
Operating income	22.9%	21.5%
Interest expense	0%	0.0%
Other income, net	0.3%	0.0%
Interest income	0%	0.0%
Income before income taxes	23.2%	21.5%
Income taxes	(9.3)%	(8.6)%
Net income	13.9%	12.9%

Revenue for the three months ended June 30, 2011 was $89.3 million, an increase of $18.6 million, or 26.3%, compared to revenue of $70.7 million in the same quarter for the prior year. Organic growth in existing client accounts, together with changes in the yield and scope of those projects, and differences in the timing of when client projects were completed in the current year compared to the prior year, provided $13.4 million of the increase in revenue. Revenue generated by our 2010 acquisitions, AMG-SIU and Chapman Kelly, was $3.1 million. Revenue generated by eleven new clients for whom there was no revenue in the same quarter of the prior year was $2.4 million. Expired contracts accounted for a decrease of $0.3 million.

Compensation expense as a percentage of revenue was 35.3% for the three months ended June 30, 2011, compared to 35.8% for the three months ended June 30, 2010. Compensation expense for the current quarter was $31.5 million, a $6.1 million, or 24.2%, increase over compensation expense of $25.4 million for the same quarter in the prior year.  During the quarter ended June 30, 2011, we averaged 1,625 employees, a 24.5% increase over our average of 1,305 employees during the quarter ended June 30, 2010.  This increase reflects the addition of new staff as a result of our acquisitions of AMG-SIU and Chapman Kelly during the second and third quarters of 2010, respectively, and the addition of staff in the areas of client support, technical support and operations.

Data processing expense as a percentage of revenue was 6.3% for the three months ended June 30, 2011, compared to 6.1% for the three months ended June 30, 2010. Data processing expense was $5.7 million for the current quarter, an increase of $1.4 million, or 31.6%, over data processing expense of $4.3 million for the same quarter in the prior year. Revenue growth as well as acquisitions drove the need for increased capacity in our data processing environment. This increase reflects $0.7 million in additional software related costs, $0.6 million in additional hardware costs, and $0.1 million in additional data communications and data costs due to the growth of our business, including the number of field offices and employees.

Occupancy expense as a percentage of revenue was 4.2% for the three months ended June 30, 2011, compared to 4.0% for the three months ended June 30, 2010. Occupancy expense for the current quarter was $3.7 million, a $0.9 million, or 32.6%, increase compared to occupancy of expense of $2.8 million for the same quarter in the prior year. This increase reflects $0.6 million in additional rent and related expense, $0.2 million in additional depreciation of leasehold improvements, furniture and equipment, and $0.1 million in other occupancy related costs including common area maintenance charges, additional telephone and utilities expense.

Direct project expense as a percentage of revenue was 12.4% for the three months ended June 30, 2011, compared to 11.6% for the three months ended June 30, 2010.  Direct project expense for the current quarter was $11.1 million, a $2.9 million, or 34.9%, increase, compared to direct project expense of $8.2 million for the same quarter in the prior year. This increase resulted from a $1.3 million increase for temporary help, consultants and marketing partners, a $1.0 million increase for subcontractor expenses primarily driven by new projects and revenue increases, a $0.3 million increase for lockbox, postage and delivery expense, a $0.2 million increase for project-specific software costs, and a $0.1 million increase for travel expenses.

Other operating costs as a percentage of revenue were 5.2% for the three months ended June 30, 2011 compared to 5.6% for the three months ended June 30, 2010. Other operating costs for the current quarter were $4.6 million, an increase of $0.7 million, or 16.5%, compared operating costs of $3.9 million for the same quarter in the prior year.  This increase resulted from $0.3 million in additional accretion expense related to the future contingent payments that may be payable to the former owners of AMG-SIU and Prudent Rx, $0.2 million for supplies and related expenses, $0.1 million in professional services, consisting of temporary help and consulting services, and $0.1 million of employee relocation expenses.

Amortization of acquisition-related software and intangibles as a percentage of revenue was 1.8% for the three months ended June 30, 2011, compared to 2.0% for the three months ended June 30, 2010. Amortization of acquisition-related software and intangibles for the current quarter was $1.6 million, a $0.2 million, or 17.9%, increase compared to amortization of $1.4 million for the same quarter in the prior year.  The increase resulted from the amortization of $0.4 million related to our acquisitions of AMG-SIU and Chapman Kelly for which there was no amortization expense in the prior year period, which was partially offset by a reduction of $0.2 million related to prior year acquisitions having been fully amortized.

Selling, general, and administrative expense as a percentage of revenue was 11.9% for the three months ended June 30, 2011 compared to 13.4% for the three months ended June 30, 2010.  Selling, general, and administrative expense for the current quarter was $10.7 million, a $1.2 million, or 12.3%, increase compared to $9.5 million for the same quarter in the prior year.  During the quarter ended June 30, 2011, we averaged 120 corporate employees, a 6.2% increase over our average of 113 corporate employees during the quarter ended June 30, 2010. Compensation expense increased by $0.3 million as a result of increased headcount and related fringe benefits expense.  Other operating expenses increased by $0.5 million, of which $0.4 million related to non-recurring management and training events and $0.1 million related to employee relocation.  Data processing expense increased by $0.4 million relating to expenses for hosting services and disaster recovery preparedness.  Occupancy expenses were roughly equivalent in both periods.

Operating income for the three months ended June 30, 2011 was $20.5 million, an increase of $5.3 million, or 34.7%, compared to $15.2 million for the three months ended June 30, 2010. This increase was primarily the result of increased revenue, which was partially offset by incremental operating costs incurred during the quarter ended June 30, 2011.

Interest expense was $23,000 for the three months ended June 30, 2011 and 2010.  Interest expense represents commitment fees for our Credit Agreement and issuance fees for our Letter of Credit.  Interest income was $16,000 for the three months ended June 30, 2011, compared to interest income of $24,000 for the three months ended June 30, 2010.  Net other income primarily relating to rental income from our office building in Irving, Texas was $277,000 for the quarter ended June 30, 2011.  We purchased the office building in Irving, Texas in June 2010, as a result, we did not realize any rental income during the second quarter of 2010.

We recorded income tax expense of $8.3 million for the quarter ended June 30, 2011, compared to income tax expense of $6.1 million for the three months ended June 30, 2010, an increase of $2.2 million.  Our effective tax rate increased to 40.1% for the quarter ended June 30, 2011 from 40.0% for the quarter ended June 30, 2010, primarily due to a change in state apportionments. The principal difference between the statutory rate and our effective rate is state taxes.

Net income of $12.4 million in the current quarter represents an increase of $3.3 million, or 36.3%, compared to net income of $9.1 million in the same quarter for the prior year.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following table sets forth, for the periods indicated, certain items in our consolidated statements of income expressed as a percentage of revenue:

	Six months ended June 30,
	2011	2010
Revenue	100.0%	100.0%
Cost of service
Compensation	36.6%	36.3%
Data processing	6.2%	6.0%
Occupancy	4.4%	4.5%
Direct project costs	12.0%	11.6%
Other operating costs	5.1%	5.3%
Amortization of intangibles	2.0%	2.1%
Total cost of services	66.3%	65.8%
Selling, general, and administrative expenses	12.4%	13.6%
Total operating expenses	78.7%	79.4%
Operating income	21.3%	20.6%
Interest expense	0%	0.0%
Other income, net	0.3%	0.0%
Interest income	0%	0.0%
Income before income taxes	21.6%	20.6%
Income taxes	(8.7)%	(8.3)%
Net income	12.9%	12.3%

Revenue for the six months ended June 30, 2011 was $171.8 million, an increase of $36.1 million, or 26.6%, compared to revenue of $135.7 million in the same quarter for the prior year. Organic growth in existing client accounts, together with changes in the yield and scope of those projects, and differences in the timing of when client projects were completed in the current year compared to the prior year, provided $28.2 million of the increase in revenue. Revenue generated by our 2010 acquisitions, AMG-SIU and Chapman Kelly, was $5.1 million. Revenue generated by eleven new clients for whom there was no revenue in the same six month period of the prior year was $3.6 million.  Expired contracts accounted for a decrease of $0.8 million.

Compensation expense as a percentage of revenue was 36.6% for the six months ended June 30, 2011, compared to 36.3% for the six months ended June 30, 2010. Compensation expense for the current quarter was $62.8 million, a $13.6 million, or 27.8%, increase over compensation expense of $49.2 million for the same quarter in the prior year.  During the six months ended June 30, 2011, we averaged 1,621 employees, a 26.6% increase over our average of 1,280 employees during the six months ended June 30, 2010.  This increase reflects the addition of new staff as a result of our acquisitions of AMG-SIU and Chapman Kelly during the second and third quarters of 2010, respectively, and the addition of staff in the areas of client support, technical support and operations.

Data processing expense as a percentage of revenue was 6.2% for the six months ended June 30, 2011, compared to 6.0% for the six months ended June 30, 2010. Data processing expense was $10.6 million for the six months ended June 30, 2011, an increase of $2.5 million, or 31.0%, over data processing expense of $8.1 million for the same period for the prior year. Revenue growth as well as acquisitions drove the need for increased capacity in our data processing environment. This increase reflects $1.3 million in additional software related costs, $1.0 million in additional hardware costs, and $0.2 million in additional data communications and data costs due to the growth of our business, including the number of field offices and employees.

Occupancy expense as a percentage of revenue was 4.4% for the six months ended June 30, 2011, compared to 4.5% for the six months ended June 30, 2010. Occupancy expense for the current period was $7.5 million, a $1.3 million, or 22.5%, increase compared to occupancy expense of $6.2 million for the same period in the prior year. This increase reflects $0.8 million in additional rent and related expense, $0.3 million in additional depreciation of leasehold improvements, furniture and equipment, and $0.2 million in other occupancy related costs including common area maintenance charges, telephone and utilities expense.

Direct project expense as a percentage of revenue was 12.0% for the six months ended June 30, 2011, compared to 11.6% for the six months ended June 30, 2010.  Direct project expense for the current period was $20.7 million, a $4.9 million, or 30.9%, increase, compared to direct project expense of $15.8 million for the same period in the prior year. This increase resulted from a $2.3 million increase for temporary help, consultants and marketing partners, a $1.8 million increase for subcontractor expenses primarily driven by new projects and revenue increases, a $0.4 million increase for project-specific software costs, and a $0.4 million increase for lockbox, postage and delivery expense.

Other operating costs as a percentage of revenue were 5.1% for the six months ended June 30, 2011 compared to 5.3% for the six months ended June 30, 2010. Other operating costs for the current period were $8.8 million, an increase of $1.6 million, or 22.8%, compared to operating costs of $7.2 million for the same period in the prior year.  This increase resulted from additional expenses of $0.6 million in professional services, consisting of temporary help and consulting services, $0.4 million in accretion expense related to the future contingent payment that may be payable to the former owners of AMG-SIU and Prudent Rx, $0.2 million of travel expenses related to business expansion, $0.2 million of employee relocation expenses, and $0.2 million for supplies, delivery and other office-related expenses.

Amortization of acquisition-related software and intangibles as a percentage of revenue was 2.0% for the six months ended June 30, 2011, compared to 2.1% for the six months ended June 30, 2010. Amortization of acquisition-related software and intangibles for the current period was $3.4 million, a $0.5 million, or 16.8%, increase compared to amortization of $2.9 million for the same period in the prior year. The increase resulted from $0.9 million related to our acquisitions of AMG-SIU and Chapman Kelly for which there was no amortization expense in the prior year period, partially offset by a reduction of $0.4 million related to prior year acquisitions having been fully amortized.

Selling, general, and administrative expense as a percentage of revenue was 12.4% for the six months ended June 30, 2011 compared to 13.6% for the six months ended June 30, 2010.  Selling, general, and administrative expense for the current period was $21.4 million, a $2.9 million, or 15.6%, increase compared $18.5 million for the same period in the prior year.  During the period ended June 30, 2011, we averaged 118 corporate employees, a 5.4% increase over our average of 112 corporate employees during the period ended June 30, 2010. Compensation expense increased by $0.6 million as a result of increased and related fringe benefits expense.  Other operating expenses increased by $1.5 million related to professional fees, including consultants, legal fees and costs associated with annual audit expenses and SEC filings, and $0.9 million related to data processing expense for hosting services and disaster recovery preparedness.  Occupancy expenses decreased by $0.1 million.

Operating income for the six months ended June 30, 2011 was $36.6 million, an increase of $8.7 million, or 31.1%, compared to $27.9 million for the six months ended June 30, 2010. This increase was primarily the result of increased revenue, which was partially offset by incremental operating costs incurred during the period ended June 30, 2011.

Interest expense was $46,000 for the six months ended June 30, 2011 and June 30, 2010.  Interest expense represents commitment fees for our Credit Agreement and issuance fees for our Letter of Credit.  Interest income was $36,000 for the six months ended June 30, 2011, compared to interest income of $41,000 for the six months ended June 30, 2010.  Net other income primarily relating to rental income from our office building in Irving, Texas was $549,000 for the period ended June 30, 2011.  We purchased the office building in Irving, Texas in June 2010, as a result, we did not realize any rental income during the second quarter of 2010.

We recorded income tax expense of $14.9 million for the six months ended June 30, 2011, compared to income tax expense of $11.2 million for the six months ended June 30, 2010, an increase of $3.7 million.  Our effective tax rate decreased to 40.1% for the six months ended June 30, 2011 from 40.2% for the six months ended June 30, 2010, primarily due to a change in state apportionments. The principal difference between the statutory rate and our effective rate is state taxes.

Net income of $22.2 million in the current period represents an increase of $5.5 million, or 33.2%, compared to net income of $16.7 million in the same period for the prior year.

Contractual Obligations

There have been no material changes in our contractual obligations as presented in our Annual report on Form 10-K for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements. See Footnote 5 of the Notes to Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Our principal source of funds has been from operations.  We believe that our cash, cash equivalents, and future cash flows from operations will be adequate to fund our current operating requirements. At June 30, 2011, our cash and cash equivalents and net working capital were $117.7 million and $181.6 million, respectively.  We expect that operating cash flows will continue to be a primary source of liquidity for our operating needs.  There are currently no loans outstanding under the Revolving Loan.

Net cash provided by operating activities for the six months ended June 30, 2011 was $24.2 million, compared to $22.3 million for the same period in 2010. The increase in cash provided by operating activities primarily resulted from net income of $22.2 million and non-cash expenses of depreciation and amortization, stock-based compensation, deferred income taxes and accretion of contingent consideration.  These sources of cash were partially offset by increases in accounts receivable, prepaid expenses and other assets, together with decreases in accounts payable, accrued expenses and other liabilities.

Net cash used in investing activities for the six months ended June 30, 2011 was $15.2 million compared to $29.1 million for the same period in 2010. Investment in property and equipment for the six months ended June 30, 2011 and 2010 was $9.0 million and $5.4 million, respectively. Investment in capitalized software for each of the six months ended June 30, 2011 and 2010 was $1.1 million and $1.0 million, respectively.  We purchased a certificate of deposit in the amount of $4.8 million to collateralize an existing irrevocable standby letter of credit that we entered into as part of our contractual agreement with a client. The purchase price for Verify Solutions included a $148,000 working capital payment made in 2010 and $500,000 initially not due to the seller until 2011, which has been paid.

Net cash provided by financing activities for the six months ended June 30, 2011 was $13.8 million, compared to $8.7 million for the same period in 2010. Proceeds from stock option exercises for the six months ended June 30, 2011 and 2010 were $7.7 million and $3.7 million, respectively. The excess tax benefits from stock option exercises for the six months ended June 30, 2011 and 2010 were $7.0 million and $5.0 million, respectively.  Payments of tax withholdings on behalf of employees for net-share settlements of stock-based compensation totaled $0.9 million in the six months ended June 30, 2011.

The net increase in cash and cash equivalents for the six months ended June 30, 2011 was $22.8 million compared to a net increase of $1.9 million for the same period in 2010.

The number of days sales outstanding as of June 30, 2011 increased to 81 days from 78 days at December 30, 2010.

Operating cash flows could be adversely affected by a decrease in demand for our services or if contracts with our largest clients are cancelled.  The majority of our client relationships have been in place for several years, as a result, we do not expect any decrease in the demand for our services in the near term.

Recently Issued Accounting Pronouncements

See “Recently Issued Accounting Pronouncements” in Note 1 of the Notes to Consolidated Financial Statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2011, we were not a party to any derivative financial instruments. We conduct all of our business in U.S. currency and hence do not have direct foreign currency risk. The interest on borrowings under the Credit Agreement is at a variable rate based on the prime rate or LIBOR and may include a spread over or under the applicable rate. Further, we currently invest substantially all of our excess cash in short-term investments, primarily money market accounts, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact our interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of borrowings or excess cash balances. We do not consider this risk to be material. We manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

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

As required by Rule 13a-15(b) under the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2011.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:	August 8, 2011	HMS HOLDINGS CORP.

		By:	/s/ William C. Lucia
William C. Lucia
President and Chief Executive Officer and Duly
Authorized Officer
(Principal Executive Officer)

		By:	/s/ Walter D. Hosp
Walter D. Hosp
Chief Financial Officer and Duly Authorized Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

‡10.1	Amended Master Teaming and Non-Compete Agreement, executed on July 26, 2011, by and between Health Management Systems, Inc. and Public Consulting Group, Inc.

‡10.2	Supplementary Medicaid RAC Contract Teaming and Confidentiality Agreement, executed on July 26, 2011, by and between Health Management Systems, Inc. and Public Consulting Group, Inc.

‡31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

‡31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp. , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

‡32.1	Section 1350 Certification of the Principal Executive Officer of HMS Holdings Corp. , as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

‡32.2	Section 1350 Certification of the Principal Financial Officer of HMS Holdings Corp. , as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

‡ Furnished herewith