Form 10-Q
period 2011-09-30
HMS HOLDINGS CORP
filed 2011-11-09
CIK 1196501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 2, 2011 there were approximately 85,054,077 shares of the registrant’s common stock (par value $0.01 per share) outstanding.

HMS HOLDINGS CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

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

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$140,451	$94,836
Accounts receivable, net of allowance of $650 at September 30, 2011 and $799 at December 31, 2010	83,483	75,123
Prepaid expenses	6,360	5,521
Prepaid income taxes	—	3,533
Other current assets	5,407	371
Net deferred tax asset	796	664
Total current assets	236,497	180,048
Property and equipment, net	46,561	44,713
Goodwill, net	107,026	107,414
Intangible assets, net	16,136	19,826
Other assets	847	904
Accounts receivable, long term	2,160	—
Total assets	$409,227	$352,905

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$28,421	$32,502
Contingent payables	3,315	—
Total current liabilities	31,736	32,502
Long-term liabilities:
Contingent payables	—	2,573
Deferred rent	1,419	1,842
Other liabilities	2,221	2,582
Deferred tax liabilities	7,408	5,768
Total long-term liabilities	11,048	12,765
Total liabilities	42,784	45,267
Shareholders’ equity:
Preferred stock - $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common Stock - $0.01 par value; 125,000,000 shares authorized; 89,961,818 shares issued and 84,973,280 shares outstanding at September 30, 2011; 88,341,546 shares issued and 83,353,008 shares outstanding at December 31, 2010	900	883
Capital in excess of par value	226,584	204,450
Retained earnings	148,356	111,702
Treasury stock, at cost; 4,988,538 shares at September 30, 2011 and December 31, 2010	(9,397)	(9,397)
Total shareholders’ equity	366,443	307,638
Total liabilities and shareholders’ equity	$409,227	$352,905

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue	$92,356	$80,022	$264,159	$215,700

Cost of services:
Compensation	31,762	27,211	94,604	76,391
Data processing	5,973	4,576	16,607	12,691
Occupancy	3,794	3,490	11,328	9,640
Direct project costs	9,893	9,818	30,546	25,596
Other operating costs	4,637	4,565	13,448	11,738
Amortization of acquisition related software and intangibles	1,660	1,665	5,048	4,566
Total cost of services	57,719	51,325	171,581	140,622

Selling, general and administrative expenses	10,560	10,419	31,932	28,899
Total operating expenses	68,279	61,744	203,513	169,521

Operating income	24,077	18,278	60,646	46,179

Interest expense	(19)	(24)	(65)	(70)
Other income, net	165	(31)	714	(31)
Interest income	14	32	50	73
Income before income taxes	24,237	18,255	61,345	46,151
Income taxes	9,822	7,209	24,691	18,414

Net income	$14,415	$11,046	$36,654	$27,737

Basic income per common share
Net income per share — basic	$0.17	$0.13	$0.43	$0.34

Diluted income per share
Net income per share — diluted	$0.17	$0.13	$0.42	$0.33

Weighted average shares:
Basic	84,159	82,009	84,372	81,367
Diluted	86,869	85,450	87,233	85,040

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2011

(in thousands, except share amounts)

(unaudited)

	Common stock		Capital in		Treasury Stock		Total
	# of Shares Issued	Par Value	Excess of Par Value	Retained Earnings	# of Shares	Amount	Shareholders’ Equity
Balance at December 31, 2010	88,341,546	$883	$204,450	111,702	4,988,538	$(9,397)	$307,638

Comprehensive income:
Net income	—	—	—	36,654	—	—	36,654
Total comprehensive income							36,654
Stock-based compensation cost	—	—	5,884	—	—	—	5,884
Exercise of Stock Options	1,541,069	17	8,996	—	—	—	9,013
Vesting of restricted stock awards and units, net of shares withheld for employee tax	79,203	—	(903)	—	—	—	(903)
Excess tax benefit from exercise of stock options	—	—	8,157	—	—	—	8,157
Balance at September 30, 2011	89,961,818	$900	$226,584	$148,356	4,988,538	$(9,397)	$366,443

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2011	2010
Operating activities:
Net income	$36,654	$27,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,930	11,478
Stock-based compensation expense	5,884	5,334
Deferred income taxes	1,508	546
Decrease in allowance for doubtful debts	(149)	464
Change in fair value of contingent consideration	391	—
Loss on disposal of fixed assets	5	22
Changes in assets and liabilities:
Increase in accounts receivable	(10,371)	(10,020)
(Increase)/Decrease in prepaid expenses	(839)	544
(Increase)/Decrease in prepaid income taxes	3,533	(1,612)
Increase in other current assets	(388)	(70)
Decrease in other assets	57	685
Decrease in accounts payable, accrued expenses and other liabilities	(2,125)	(43)
Net cash provided by operating activities	49,090	35,065
Investing activities:
Investment in certificate of deposit	(4,809)	—
Purchases of property and equipment	(13,092)	(10,488)
Purchase of building and land	—	(9,886)
Acquisition of AMG-SIU	161	(12,795)
Acquisition of Verify Solutions	(500)	—
Acquisition of Chapman Kelly	—	(13,001)
Investment in capitalized software	(1,502)	(1,512)
Net cash used in investing activities	(19,742)	(47,682)
Financing activities:
Proceeds from exercise of stock options	9,013	5,486
Payments of tax withholdings on behalf of employees for net-share settlement for stock-based compensation	(903)	—
Excess tax benefit from exercised stock options	8,157	8,303
Net cash provided by financing activities	16,267	13,789
Net increase in cash and cash equivalents	45,615	1,172
Cash and cash equivalents at beginning of period	94,836	64,863
Cash and cash equivalents at end of period	$140,451	$66,035
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$11,547	$11,269
Cash paid for interest	$89	$46
Supplemental disclosure of noncash investing activities:
Accrued property and equipment purchases	$438	$674
Accrued acquisition related contingent consideration	$351	$2,573

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010

(unaudited)

1.            Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our and our subsidiaries’ financial position at September 30, 2011, the results of our operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010. Interim financial statements are prepared on a basis consistent with our annual financial statements. The financial statements included herein should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010, which we refer to as our Annual Report.

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

Our policy is to limit our credit exposure by placing our investments with financial institutions evaluated as being creditworthy, or in short-term money market funds which are exposed to minimal interest rate and credit risk. We maintain our cash primarily in investment accounts  and certificate of deposits within large financial institutions. The balances in these accounts may exceed the maximum balance insured by the Federal Deposit Insurance Corporation up to $250,000 per bank account. We have not experienced any losses on our bank deposits and we believe these deposits do not expose us to any significant credit risk.

We are subject to potential credit risk related to changes in economic conditions within the healthcare market. However, we believe that our billing and collection policies are adequate to minimize the potential credit risk.

We evaluate the recoverability of goodwill and long-lived assets either annually or whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (i) a significant decrease in the market value of an asset, (ii) a significant adverse change in the extent or manner in which an asset is used, or (iii) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. If the sum of the expected future net cash flows is less than the carrying value of the asset being evaluated, an impairment charge would be recognized. The impairment charge would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The determination of fair value is based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. We did not recognize any impairment charges related to our long-lived assets, property and equipment, goodwill or intangible assets, during the nine months ended September 30, 2011 and 2010, as management believes that carrying amounts were not impaired.

The carrying amounts for our cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term nature.

In April 2011, our Board of Directors approved a three-for-one stock split of our outstanding shares of common stock.  In July 2011, at our annual shareholders meeting, our shareholders approved an increase in our authorized common stock, which was necessary in order to effect the stock split.  The stock split was subsequently effected in the form of a stock dividend of two additional common shares for each share owned by shareholders of record at the close of business on July 22, 2011 and was paid on August 16, 2011. All common share and per share information in our consolidated financial statements have been revised retroactively to reflect the stock split.

Certain reclassifications were made to prior year amounts to conform to the current presentation. These reclassifications had no impact on previously reported net income or financial position. This includes reclassifications of certain expenses from cost of services to selling, general and administration expenses.

Recently Issued Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board, or FASB, issued authoritative accounting guidance on the disclosure of supplementary pro forma information for business combinations to clarify the reporting of pro forma financial information related to business combinations of public entities and expand certain supplemental pro forma disclosures. This guidance is effective prospectively for business combinations that occur on or after the beginning of the fiscal year beginning on or after December 15, 2010, with early adoption permitted. We do not expect that this guidance will have a material effect on our consolidated financial statements.

In May 2011, FASB issued authoritative accounting guidance for updates on Fair Value Measurements, specifically, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards. This update amends Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurement and Disclosure,” clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This authoritative guidance is effective for annual and interim reporting periods beginning on or after December 15, 2011. This new guidance is to be adopted prospectively and early adoption is not permitted. We do not believe that adoption of this guidance will have a material effect on our consolidated financial statements.

In June 2011, FASB issued Accounting Standards Update (ASU) No. 2011-05 for the presentation of comprehensive income thereby amending Accounting Standards Codification (ASC) 220, Comprehensive Income. The amendments require that all non-owner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective in fiscal years beginning after December 15, 2011 and should be applied retrospectively.  These amendments will impact the presentation of our financial statements upon adoption.

The FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (the revised standard) in September 2011. Under the amendments in this ASU, an entity has an option to first assess qualitative factors  to determine whether  the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. We do not believe that adoption of this guidance will have a material effect on our consolidated financial statements.

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

Allied Management Group - Special Investigation Unit

In June 2010, we purchased all of the issued and outstanding common stock of AMG-SIU for a purchase price valued at $15.1 million, consisting of a $13.0 million initial cash payment (subsequently reduced by a working capital reduction of $0.2 million) and future contingent payments estimated and recognized as of the acquisition date at $2.3 million. The purchase price included $3.5 million due to the seller in three annual payments: $1.8 million in September 2011 and $875,000 in September 2012 and 2013, of which the $1.8 million for 2011 has been paid.  The future contingent payments are based on AMG-SIU’s financial performance for each of the twelve month periods ending June 30, 2011 and June 30, 2012 and are not subject to any cap. We did not make the 2011 contingent payment as AMG-SIU did not achieve the required financial milestone. Any contingent payment owed for the period ending June 30, 2012 is to be payable by September 30, 2012.  The undiscounted 2012 contingent payment is currently estimated to be $3.4 million.  AMG-SIU, which is based in Santa Ana, California, specializes in fraud, waste and abuse prevention and detection solutions for healthcare payors, which further strengthens our ability to service this segment of the market. The acquisition of AMG-SIU was accounted for under the acquisition method of accounting.

The fair value of the contingent consideration recognized on the acquisition date of June 30, 2010 was estimated by applying the income approach.  The measure is based on significant inputs not observable in the market that are defined by the FASB, guidance on fair value as Level 3 inputs. We are obligated to make contingent payments subject to satisfaction of certain financial results of AMG-SIU as discussed in stock purchase agreement. As of September 30, 2011 and December 31, 2010, the fair value of the contingent payment was $3.0 million and $2.6 million, respectively.

Verify Solutions, LLC

In December 2009, we acquired the assets of Verify Solutions, an Alpharetta, Georgia-based company specializing in dependent eligibility audit services for large, self insured employers. With this acquisition, we moved into the large and mid-market employer-based market.

The purchase price for Verify Solutions was $8.1 million. The purchase price includes an additional $148,000 working capital payment made in 2010 and $500,000 initially not due to the seller until 2011, which has been paid. Verify Solutions did not meet the 2010 financial performance milestones and as such did not earn the related milestone payment.

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

3.            Intangible Assets

Intangible assets consisted of the following at September 30, 2011 and December 31, 2010

(in thousands):

	September 30, 2011	December 31, 2010	Useful Life
Customer relations	$32,987	$32,247	5-10 years
Trade name	3,932	3,932	3-7 years
Restrictive covenant	2,626	2,626	3-5 years
	39,545	38,805

Less accumulated amortization	(23,409)	(18,979)
Intangible assets, net	$16,136	$19,826

Estimated amortization expense for intangible assets is expected to approximate the following (in thousands):

Year Ending December 31,
Remainder of 2011	$1,460
2012	5,816
2013	4,263
2014	1,320
2015	994
Thereafter	2,283

The changes in the carrying amount of goodwill for the nine months ended September 30, 2011 are as follows (in thousands):

Balance at December 31, 2010	$107,414
Chapman Kelly acquisition measurement period adjustments	(739)
Prudent Rx earnout	351
Balance at September 30, 2011	$107,026

For the three and nine months ended September 30, 2011, amortization expense related to intangible assets amounted to $1.5 million and $4.4 million, respectively. For the three and nine months ended September 30, 2010, amortization expense related to intangible assets amounted to $1.5 million and $4.0 million, respectively.

4.            Income Taxes

Our effective tax rate increased to 40.5% for the three months ended September 30, 2011 from 39.5% for the three months ended September 30, 2010, primarily due to a change in state apportionments and permanent differences. The principal difference between the statutory rate and our effective rate is state taxes.

Our effective tax rate increased to 40.3% for the nine months ended September 30, 2011 from 39.9% for the nine months ended September 30, 2010, primarily due to a change in state apportionments and permanent differences. The principal difference between the statutory rate and our effective rate is state taxes.

We file income tax returns with the U.S. federal government and various state jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2008. We operate in a number of state and local jurisdictions, most of which have never audited our records. Accordingly, we are subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction.

During the nine months ended September 30, 2011 and 2010, we recorded a tax benefit of $8.2 million and $8.3 million, respectively, related to the utilization of the income tax benefit from stock transactions by reducing income tax payable and crediting capital.

At September 30, 2011 and 2010, we had approximately $1.3 million and $1.3 million of net unrecognized tax benefits, respectively, for which there is uncertainty about the allocation and apportionment impacting state taxable income. We do not expect any significant change in unrecognized tax benefits during the next twelve months. We have recognized interest accrued related to unrecognized tax benefits in interest expense and penalties in tax expense. The accrued liabilities related to uncertain tax positions were $0.5 million for each of the nine month periods ending September 30, 2011 and 2010.

We believe that it is reasonably possible that decreases in unrecognized tax benefits of up to $70,000 may be recorded within the next year.

5.            Debt

We had a credit agreement with several banks and other financial institutions, with JPMorgan Chase Bank, N.A. ( JPMCB) as  administrative agent, that expired in September of 2011. The agreement provided for a term loan of $40.0 million and revolving credit loans of up to $25.0 million.

In June 2011, we purchased a certificate of deposit in the amount of $4.8 million to collateralize an existing irrevocable standby Letter of Credit that we entered into as part of our contractual agreement with a client. The certificate of deposit is included within other current assets on our balance sheet.

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

The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Weighted average shares outstanding — basic	84,159	82,009	84,372	81,367
Dilutive effect of stock options	2,579	3,324	2,721	3,565
Dilutive effect of restricted stock awards and units	131	117	140	108
Weighted average shares outstanding - diluted	86,869	85,450	87,233	85,040

For the three months ended September 30, 2011 and 2010, 210,776 and  37,137 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

For the nine months ended September 30, 2011 and 2010, 206,649  and  33,981 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive. For the nine months ended September 30, 2011 and 2010, restricted stock units representing 41,574 and 1,506 shares of common stock, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

We issue restricted stock units under the terms of our 2006 Stock Plan, as amended, or the 2006 Stock Plan. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the statutory withholding requirements that we pay on behalf of our employees. During 2011, net restricted stock awards and restricted stock units of 79,203 were vested after the withholding of  37,158 shares to satisfy $0.9 million of employees’ tax obligations. Although shares withheld are not issued, they are treated as common stock repurchases for accounting and disclosure purposes, as they reduce the number of shares that would have been issued upon vesting.

7.            Stock-Based Compensation

Total stock-based compensation expense charged as a selling, general and administrative expense in our consolidated statements of income related to our stock compensation plans was $1.9 million and $1.9 million for the three months ended September 30, 2011 and September 30, 2010, respectively, and $5.9 million and $5.3 million for the nine months ended September 30, 2011 and September 30, 2010, respectively.

The total income tax benefit related to stock-based compensation expense recognized in our consolidated statements of income was $0.8 million and $0.8 million, for the three months ended September 30, 2011 and 2010, respectively, and $2.3 million and $2.1  million, for the nine months ended September 30, 2011 and 2010, respectively.

Presented below is a summary of our stock option activity for the nine months ended September 30, 2011 (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at
December 31, 2010	6,969	$8.07
Granted	14	$22.39
Exercised	(1,541)	$5.85
Forfeitures	(48)	$14.12
Expired	—	—
Outstanding at September 30, 2011	5,394	$8.66	4.09	$86,712
Expected to vest at September 30, 2011	2,436	$12.45	4.71	$29,092
Exercisable at September 30, 2011	2,883	$5.41	3.51	$54,707

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

	Nine months ended September 30,
	2011	2010
Expected dividend yield	0%	0%
Risk-free interest rate	3.04%	2.47%
Expected volatility	43.7%	43.8%
Expected life	4.0 years	4.0 years

During the three months ended September 30, 2011 and 2010, we issued 0.3 million shares, and 0.8 million shares, respectively, of our common stock upon the exercise of outstanding stock options and received proceeds of $1.3 million, and $1.8 million, respectively. For the three months ended September 30, 2011 and 2010, we realized a $1.2 million and $3.3 million tax benefit from the exercise of stock options, respectively.

For the nine months ended September 30, 2011 and 2010, we issued 1.5 million shares, and 1.8 million shares, respectively, of our common stock upon the exercise of outstanding stock options and received proceeds of $9.0 million, and $5.5 million, respectively. For the nine months ended September 30, 2011 and 2010, we realized an $8.2 million and $8.3 million tax benefit from the exercise of stock options, respectively.

For the three months ended September 30, 2011, and 2010, $1.2 million, and $1.6 million, respectively, of stock-based compensation cost relating to stock options has been charged against income. For the nine months ended September 30, 2011, and 2010, $3.7 million, and $4.5 million, respectively, of stock-based compensation cost relating to stock options has been charged against income.  As of September 30, 2011, there was $5.6 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to stock options outstanding, which is expected to be recognized over a weighted-average period of 0.8 year.

The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between our closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2011. The intrinsic value of our stock options changes based on the closing price of our common stock. The total intrinsic value of options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) for the three months ended September 30, 2011 and 2010 was approximately $5.6 million and $10.2 million, respectively.  The total intrinsic value of options exercised during the nine month periods ended September 30, 2011 and 2010 was $28.8 million and $24.4 million, respectively.

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

For the three months ended September 30, 2011, we granted 690 restricted stock units, with an aggregate fair market value of $16,849. For the nine months ended September 30, 2011, we granted 202,887 restricted stock units, with an aggregate fair market value of $5.0 million.  At September 30, 2011, 342,069 restricted stock units remained unvested and there was $5.6 million of unamortized compensation cost related to restricted stock units, which is expected to be recognized over the remaining weighted-average vesting period of 2.3 years.  Stock-based compensation expense related to restricted stock units was $0.6 million and $0.1 million for the three months ended September 30, 2011 and 2010, respectively and $1.5 million and $0.2 million for the nine months ended September 30, 2011 and 2010, respectively.

A summary of the status of our restricted stock units as of September  30, 2011 and of changes in restricted stock units outstanding under the 2006 Stock Plan for the nine months ended September  30, 2011 is as follows (in thousands, except for weighted average grant date fair value per unit):

	Number of Units	Weighted Average Grant Date Fair Value per Unit	Aggregate Intrinsic Value
Outstanding balance at December 31, 2010	171	$17.15
Granted	203	$24.65
Vesting of Restricted Units	(6)	$19.65
Cancelled	(7)	$18.65
Outstanding balance at September 30, 2011	361	$21.35	8,717,912

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

The stock-based compensation expense for restricted stock awards is determined based on the closing market price of our common stock on the grant date of the awards applied to the total number of awards that are anticipated to fully vest. Upon the vesting of the restricted stock awards, shares withheld to pay taxes are retired. We did not issue restricted stock awards during the nine months ended September 30, 2011. At September 30, 2011 approximately 287,820 shares underlying restricted stock awards remained unvested and there was approximately $1.8 million of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over the weighted-average period of 1.4 years. Stock-based compensation expense related to restricted stock awards $0.2 million for the three months ended September 30, 2011 and 2010, and $0.6 million for the nine months ended September 30, 2011 and 2010.

A summary of the status of our restricted stock awards at September 30, 2011 and of changes in restricted stock awards outstanding under the 2006 Stock Plan for the nine months ended September 30, 2011 is as follows (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding balance at December 31, 2010	384	$10.42
Granted	—	—
Vesting of Restricted Awards	(63)	$10.42
Shares withheld for payment of taxes upon vesting of restricted stock awards	(33)	$10.42
Outstanding balance at September 30, 2011	288	$10.42	$7,020

The total fair value of restricted stock awards vested during the nine months ended September 30, 2011 was $1.0 million.

8.              Subsequent Events

The Compensation Committee of the Board of Directors approved the October 3, 2011 grant of   853,845 stock option awards and 116,197  restricted stock units to employees and directors. The fair value calculated for stock options and restricted stock units which vest over a range of 1 to 3.25 years was $7.1 million and $2.7 million respectively.

On November 7, 2011, we entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which, and subject to the conditions thereof, upon the closing of the transactions contemplated thereby, HDI Holdings Inc., or HDI, will become our wholly owned subsidiary. We currently expect the closing to occur before the end of calendar year 2011.  The consummation of this transaction is subject to the satisfaction or waiver of customary conditions, as set forth in the Merger Agreement and the receipt of domestic regulatory approvals.

Subject to the terms and conditions of the Merger Agreement, upon the closing, we will pay to the holders of HDI’s capital stock and to the holders of options to purchase shares of HDI’s capital stock (to the extent that all or any portion of such options are vested under and issuable upon exercise of such options as of immediately prior to the Closing) a total of $400 million less certain transaction expenses (the “Consideration”). The Consideration will consist of $384 million in cash, approximately $37 million of which will be immediately applied towards the repayment of certain indebtedness of HDI, and an additional $16 million which will be attributed to the assumption of then unvested options.  A portion of the cash component of the Consideration will consist of funds from the proceeds of a $350 million bank term loan facility that we plan to enter into at the time of Closing.

HDI is a technology-enabled healthcare services company that identifies and recoups improper payments to hospitals, physicians, pharmacy, Durable Medical Equipment and other providers. HDI reviewed more than $300 billion in paid claims in the last year, applying rules approved by CMS and commercial health plan clients to identify fraud, waste and abuse. HDI is the exclusive Medicare Recovery Audit Contractor (RAC) for 17 states and three U.S. territories (Region D), covering approximately 25% of all Medicare claims in the nation.

In connection with the preparation of these Consolidated Financial Statements, an evaluation of subsequent events was performed through the date these Consolidated Financial Statements were issued and there are no other events that have occurred that would require adjustments or disclosure to our Consolidated Financial Statements.

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

At September  30, 2011, we had cash and cash equivalents of $140.4 million, and net working capital of $204.7 million.Our revenue, most of which is derived from contingency fees, has increased at an average compounded rate of approximately 38.2% per year for the last five years. Our growth has been attributable to our expansion of existing product offerings and acquisitions, as well as an overall increase in Medicaid costs, which has historically averaged approximately 8% annually.  In addition, state governments have increased their use of vendors for the coordination of benefits and other cost containment functions, and we have been able to increase our revenue through these initiatives.  Leveraging our work on behalf of state Medicaid fee-for-service programs, we have penetrated the Medicaid managed care market, into which more Medicaid lives are being shifted.  In addition to acting as a subcontractor for certain business outsourcing and technology firms, as of September 30, 2011, we served the District of Columbia and 43 state Medicaid programs, and 132 Medicaid health plans under an aggregate of 62 contracts.

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

SUMMARY OF OPERATING RESULTS

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table sets forth, for the periods indicated, certain items in our consolidated statements of income expressed as a percentage of revenue:

	Three months ended September 30,
	2011	2010
Revenue	100.0%	100.0%
Cost of service
Compensation	34.4%	34.0%
Data processing	6.5%	5.7%
Occupancy	4.1%	4.4%
Direct project costs	10.7%	12.3%
Other operating costs	5.0%	5.7%
Amortization of intangibles	1.8%	2.1%
Total cost of services	62.5%	64.2%
Selling, general, and administrative expenses	11.4%	13.0%
Total operating expenses	73.9%	77.2%
Operating income	26.1%	22.8%
Interest expense	0%	0.0%
Other income, net	0.1%	0.0%
Interest income	0%	0.0%
Income before income taxes	26.2%	22.8%
Income taxes	(10.6)%	(9.0)%
Net income	15.6%	13.8%

Revenue for the three months ended September 30, 2011 was $92.4 million, an increase of $12.4 million, or 15.4%, compared to revenue of $80.0 million in the same quarter for the prior year. Organic growth in existing client accounts, together with changes in the yield and scope of those projects, and differences in the timing of when client projects were completed in the current year compared to the prior year, provided $7.6 million of the increase in revenue. Revenue generated by our 2010 acquisitions, AMG-SIU and Chapman Kelly, was $1.7 million more than in the same period last year. Revenue generated by sixteen new clients for whom there was no revenue in the same quarter of the prior year was $3.1 million.

Compensation expense as a percentage of revenue was 34.4% for the three months ended September 30, 2011, compared to 34.0% for the three months ended September 30, 2010. Compensation expense for the current quarter was $31.8 million, a $4.6 million, or 16.7%, increase over compensation expense of $27.2 million for the same quarter in the prior year.  During the quarter ended September 30, 2011, we averaged 1,608 employees, a 12.1% increase over our average of 1,434 employees during the quarter ended September 30, 2010.  This increase reflects the addition of new staff as a result of our acquisitions of AMG-SIU and Chapman Kelly during the second and third quarters of 2010, respectively, and the addition of staff in the areas of client support, technical support and operations.

Data processing expense as a percentage of revenue was 6.5% for the three months ended September 30, 2011, compared to 5.7% for the three months ended September 30, 2010. Data processing expense was $6.0 million for the current quarter, an increase of $1.4 million, or 30.5%, over data processing expense of $4.6 million for the same quarter in the prior year. Revenue growth as well as acquisitions drove the need for increased capacity in our data processing environment. This increase reflects $0.6 million in additional software related costs, $0.5 million in additional hardware costs, and $0.3 million in additional data communications and data costs due to the growth of our business, including the number of field offices and employees.

Occupancy expense as a percentage of revenue was 4.1% for the three months ended September 30, 2011, compared to 4.4% for the three months ended September 30, 2010. Occupancy expense for the current quarter was $3.8 million, a $0.3 million, or 8.7%, increase compared to occupancy of expense of $3.5 million for the same quarter in the prior year. This increase primarily reflects $0.3 million in additional rent and related expense.

Direct project expense as a percentage of revenue was 10.7% for the three months ended September 30, 2011, compared to 12.3% for the three months ended September 30, 2010.  This decrease was primarily due to the cessation of our use of a large subcontractor. Direct project expense for the current quarter was $9.9 million, a $0.1 million, or 0.8%, increase, compared to direct project expense of $9.8 million for the same quarter in the prior year. This increase resulted from a $1.0 million increase for temporary help, consultants and marketing partners, a $0.1 million increase in project-specific software costs, and was partially offset by a $0.5 million decrease for subcontractor expenses, and a $0.5 million decrease for bad debt expense.

Other operating costs as a percentage of revenue were 5.0% for the three months ended September 30, 2011 compared to 5.7% for the three months ended September 30, 2010. Other operating costs for the current quarter were $4.7 million, an increase of $0.1 million, or 1.6%, compared to operating costs of $4.6 million for the same quarter in the prior year.  This increase primarily resulted from $0.1 million in additional travel related expenses.

Amortization of acquisition-related software and intangibles as a percentage of revenue was 1.8% for the three months ended September 30, 2011, compared to 2.1% for the three months ended September 30, 2010. Amortization of acquisition-related software and intangibles for the current quarter was $1.7 million, approximately equivalent to the expense for the same quarter in the prior year.  Increased amortization of $0.1 million related to our acquisitions of AMG-SIU and Chapman Kelly which was offset by decreases related to the intangible assets becoming fully amortized.

Selling, general, and administrative expense as a percentage of revenue was 11.4% for the three months ended September 30, 2011 compared to 13.0% for the three months ended September 30, 2010.  The decrease is primarily due to economies of scale in delivering selling, general, and administrative services. Selling, general, and administrative expense for the current quarter was $10.6 million, a $0.2 million, or 1.4%, increase compared to $10.4 million for the same quarter in the prior year.  During the quarter ended September 30, 2011, we averaged 124 corporate employees, a 6.9% increase over our average of 116 corporate employees during the quarter ended September 30, 2010.  Compensation expense decreased by $0.1 million due to savings on fringe benefits.  Data processing expense increased by $0.3 million relating to expenses for hosting services and disaster recovery preparedness.

Operating income for the three months ended September 30, 2011 was $24.1 million, an increase of $5.8 million, or 31.7%, compared to $18.3 million for the three months ended September 30, 2010. This increase was primarily the result of increased revenue, which was partially offset by incremental operating costs incurred during the quarter ended September 30, 2011.

Interest expense was $19,000 for the three months ended September 30, 2011 and $24,000 for the three months ended September 30, 2010.  Interest expense represents commitment fees for our Credit Agreement which expired in September 2011 and issuance fees for our Letter of Credit.  Interest income was $14,000 for the three months ended September 30, 2011, compared to interest income of $32,000 for the three months ended September 30, 2010.  Net other income primarily relating to rental income from our office building in Irving, Texas was $165,000 for the quarter ended September 30, 2011 compared to expense of $31,000 in the prior year period.  We purchased the office building in Irving, Texas in June 2010.

We recorded income tax expense of $9.8 million for the quarter ended September 30, 2011, compared to income tax expense of $7.2 million for the three months ended September 30, 2010, an increase of $2.6 million.  Our effective tax rate increased to 40.5% for the quarter ended September 30, 2011 from 39.5% for the quarter ended September 30, 2010, primarily due to a change in state apportionments and permanent differences. The principal difference between the statutory rate and our effective rate is state taxes.

Net income of $14.4 million in the current quarter represents an increase of $3.4 million, or 30.5%, compared to net income of $11.0 million in the same quarter for the prior year.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following table sets forth, for the periods indicated, certain items in our consolidated statements of income expressed as a percentage of revenue:

	Nine months ended September 30,
	2011	2010
Revenue	100.0%	100.0%
Cost of service
Compensation	35.8%	35.4%
Data processing	6.3%	5.9%
Occupancy	4.3%	4.5%
Direct project costs	11.5%	11.9%
Other operating costs	5.1%	5.4%
Amortization of intangibles	1.9%	2.1%
Total cost of services	64.9%	65.2%
Selling, general, and administrative expenses	12.1%	13.4%
Total operating expenses	77.0%	78.6%
Operating income	23.0%	21.4%
Interest expense	0.0%	0.0%
Other income, net	0.2%	0.0%
Interest income	0.0%	0.0%
Income before income taxes	23.2%	21.4%
Income taxes	(9.3)%	(8.5)%
Net income	13.9%	12.9%

Revenue for the nine months ended September 30, 2011 was $264.2 million, an increase of $48.5 million, or 22.5%, compared to revenue of $215.7 million in the same quarter for the prior year. Organic growth in existing client accounts, together with changes in the yield and scope of those projects, and differences in the timing of when client projects were completed in the current year compared to the prior year, provided $35.0 million of the increase in revenue. Revenue generated by our 2010 acquisitions, AMG-SIU and Chapman Kelly, was $6.7 million more than in the same period last year. Revenue generated by sixteen new clients for whom there was no revenue in the same nine month period of the prior year was $6.9 million.  Expired contracts accounted for a decrease of $0.1 million.

Compensation expense as a percentage of revenue was 35.8% for the nine months ended September 30, 2011, compared to 35.4% for the nine months ended September 30, 2010. Compensation expense for the current period was $94.6 million, an $18.2 million, or 23.8%, increase over compensation expense of $76.4 million for the same period  in the prior year.  During the nine months ended September 30, 2011, we averaged 1,614 employees, a 21.3% increase over our average of 1,331 employees during the nine months ended September 30, 2010.  This increase reflects the addition of new staff as a result of our acquisitions of AMG-SIU and Chapman Kelly during the second and third quarters of 2010, respectively, and the addition of staff in the areas of client support, technical support and operations.

Data processing expense as a percentage of revenue was 6.3% for the nine months ended September 30, 2011, compared to 5.9% for the nine months ended September 30, 2010. Data processing expense was $16.6 million for the nine months ended September 30, 2011, an increase of $3.9 million, or 30.9%, over data processing expense of $12.7 million for the same period for the prior year. Revenue growth as well as acquisitions drove the need for increased capacity in our data processing environment. This increase reflects $2.0 million in additional software related costs, $1.5 million in additional hardware costs, and $0.4 million in additional data communications and data costs due to the growth of our business, including the number of field offices and employees.

Occupancy expense as a percentage of revenue was 4.3% for the nine months ended September 30, 2011, compared to 4.5% for the nine months ended September 30, 2010. Occupancy expense for the current period was $11.3 million, a $1.7 million, or 17.5%, increase compared to occupancy expense of $9.6 million for the same period in the prior year. This increase reflects a $1.1 million increase  in rent and related expense, $0.3 million in additional depreciation of leasehold improvements, furniture and equipment, and $0.3 million in additional telephone expense.

Direct project expense as a percentage of revenue was 11.5% for the nine months ended September 30, 2011, compared to 11.9% for the nine months ended September 30, 2010.  Direct project expense for the current period was $30.5 million, a $4.9 million, or 19.3%, increase, compared to direct project expense of $25.6 million for the same period in the prior year. This increase resulted from a $3.2 million increase for temporary help, consultants and marketing partners, a $1.1 million increase for subcontractor expenses, a $0.4 million increase for lockbox, postage and delivery expense and a $0.2 million increase for project-specific software costs.

Other operating costs as a percentage of revenue were 5.1% for the nine months ended September 30, 2011 compared to 5.4% for the nine months ended September 30, 2010. Other operating costs for the current period were $13.4 million, an increase of $1.7 million, or 14.6%, compared to operating costs of $11.7 million for the same period in the prior year.  This increase resulted from additional expenses of $0.5 million in non-recurring employee relocation and training expenses, $0.4 million in additional accretion expense related to the future contingent payment that may be payable to the former owners of AMG-SIU, $0.3 million in additional professional services, consisting of temporary help and consulting services, $0.3 million in additional travel related expenses and $0.2 million in additional supplies, delivery and other office-related expenses.

Amortization of acquisition-related software and intangibles as a percentage of revenue was 1.9% for the nine months ended September 30, 2011, compared to 2.1% for the nine months ended September 30, 2010. Amortization of acquisition-related software and intangibles for the current period was $5.0 million, a $0.4 million, or 10.6%, increase compared to amortization of $4.6 million for the same period in the prior year. The increase resulted from $1.0 million in additional expenses  related to our acquisitions of AMG-SIU and Chapman Kelly for which there was less amortization expense in the prior year period due to the timing of the acquisitions, which was partially offset by a reduction of $0.6 million related to the intangible assets becoming fully amortized.

Selling, general, and administrative expense as a percentage of revenue was 12.1% for the nine months ended September 30, 2011 compared to 13.4% for the nine months ended September 30, 2010.  The decrease is primarily due to economies of scale in delivering selling, general, and administrative services. Selling, general, and administrative expense for the current period was $31.9 million, a $3.0 million, or 10.5%, increase compared $28.9 million for the same period in the prior year.  During the period ended September 30, 2011, we averaged 120 corporate employees, a 6.2% increase over our average of 113 corporate employees during the period ended September 30, 2010.  Compensation expense increased by $0.5 million as a result of increased salaries and related fringe benefits expense.  Other operating expenses increased by $1.6 million in additional non-recurring staff relocation and training expenses, professional fees, including consultants, legal fees and costs associated with annual audit expenses and SEC filings, and travel.  Data processing expenses increased by $1.1 million due to additional expenses for disaster recovery preparedness, software costs and hosting service fees. Occupancy expenses decreased by $0.2 million primarily due to lower space utilization.

Operating income for the nine months ended September 30, 2011 was $60.6 million, an increase of $14.4 million, or 31.3%, compared to $46.2 million for the nine months ended September 30, 2010. This increase was primarily the result of increased revenue, which was partially offset by incremental operating costs incurred during the period ended September 30, 2011.

Interest expense was $65,000 for the nine months ended September 30, 2011 and $70,000 for the nine months ended September 30, 2010.  Interest expense represents commitment fees for our Credit Agreement which expired in September 2011 and issuance fees for our Letter of Credit.  Interest income was $50,000 for the nine months ended September 30, 2011, compared to interest income of $73,000 for the nine months ended September 30, 2010.  Net other income primarily relating to rental income from our office building in Irving, Texas was $714,000 for the period ended September 30, 2011, compared to expense of $31,000 in the nine months ended September 30, 2010.  We purchased the office building in Irving, Texas in June 2010.

We recorded income tax expense of $24.7 million for the nine months ended September 30, 2011, compared to income tax expense of $18.4 million for the nine months ended September 30, 2010, an increase of $6.3 million.  Our effective tax rate increased to 40.3% for the nine months ended September 30, 2011 from 39.9% for the nine months ended September 30, 2010, primarily due to a change in state apportionments and permanent differences. The principal difference between the statutory rate and our effective rate is state taxes.

Net income of $36.7 million in the current period represents an increase of $9.0 million, or 32.1%, compared to net income of $27.7 million in the same period for the prior year.

Contractual Obligations

There have been no material changes in our contractual obligations as presented in our Annual report on Form 10-K for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements. See Footnote 5 of the Notes to Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

This data should be read in conjunction with our Consolidated Statements of Cash Flows.

(In thousands)	September 30, 2011	December 31, 2010

Cash and cash equivalents	$140,451	$94,836
Working Capital	$204,761	$147,546

A summary of our cash flows is as follows:

	Nine months ended
(In thousands)	September 30, 2011	September 30, 2010

Net cash provided by operating activities	$49,090	$35,065
Net cash used for investing activities	$(19,742)	$(47,682)
Net cash provided by financing activities	$16,267	$13,789
Net increase in cash and cash equivalents	$45,615	$1,172

Based upon the nature of our business and strong financial position, we believe we have adequate liquidity to meet our business requirements under current market conditions for the next twelve months.  Our principal source of cash has been revenue from operations.  The primary uses of cash are compensation expenses, data processing, direct project costs and selling and general administration expenses.  Other sources of cash include proceeds from the exercise of stock options.  We expect that positive operating cash flows will continue to be the primary source of liquidity for our operating needs.

Due to our significant operating cash flows as well as access to capital markets, we continue to believe that we have the ability to meet our liquidity needs for the foreseeable future, which include:

•                  the working capital requirements of our operations;

•                  investments in our business; and,

•                  business-development activities.

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine-month period ended September 30, 2011 increased by $14.0 million to $49.0 million as compared to the nine-month period ended September 30, 2010. The increase in net cash provided by operating activities was primarily attributed to the higher net income.

The number of days sales outstanding as of September 30, 2011 increased to 83 days from 78 days at December 31, 2010.

Operating cash flows could be adversely affected by a decrease in demand for our services or if contracts with our largest clients are cancelled.  The majority of our client relationships have been in place for several years, as a result, we do not expect any decrease in the demand for our services in the near term.

Cash Flows from Investing Activities

Net cash used in investing activities  for the nine-month period ended September 30, 2011 decreased by $27.9 million to $19.7 million as compared to the nine-month period ended September 30, 2010. The decrease in net cash used in investing activities was primarily attributed to a decrease in acquisition activities during the period.

Cash Flows from financing activities

Net cash provided by financing activities for the nine-month period ended September 30, 2011 increased by $2.4 million to $16.2 million as compared to the nine-month ended  September 30, 2010. The increase in net cash provided by financing activities was primarily attributed to the proceeds from the exercise of stock options.

Recently Issued Accounting Pronouncements

See “Recently Issued Accounting Pronouncements” in Note 1 of the Notes to Consolidated Financial Statements.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2011, we were not a party to any derivative financial instruments. We conduct all of our business in U.S. currency and hence do not have direct foreign currency risk. Further, we currently invest substantially all of our excess cash in short-term investments, primarily money market accounts, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact our interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of borrowings or excess cash balances. We do not consider this risk to be material. We manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

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

As required by Rule 13a-15(b) under the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2011.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may not complete the acquisition of HDI Holdings, Inc. within the time frame we anticipate, or at all; the acquired business may underperform relative to our expectations or cause our financial results to differ from our or the investment community’s expectations; and we may not be able to achieve anticipated cost savings or other synergies.

We expect the acquisition of HDI Holdings, Inc. to close during the fourth quarter of 2011. The acquisition is subject to a number of closing conditions, and completion of the acquisition is subject to a number of additional risks and uncertainties. The unpredictability of the business and regulatory conditions affecting the industries in which we and HDI Holdings, Inc. operate, the availability of financing for the acquisition on terms we currently expect or at all, and other risks and uncertainties may adversely affect our ability to complete the acquisition within the time frame we anticipate or at all.

In addition, if the acquisition of HDI Holdings, Inc. is consummated, we may face difficulties integrating the acquired business, the acquired business may underperform relative to our expectations, it may cause our financial results to differ from our own or the investment community’s expectations and we may not be able to achieve anticipated cost savings or other synergies.

Item 5. Other Information

On September 29, 2011, the Compensation Committee of the Board of Directors determined to increase the target bonuses of certain of our executive officers effective as of January 1, 2012, as follows:  (i) Mr. Lucia’s target bonus was increased from 65% of his base salary to 100% of his base salary and (ii) Messrs. Hosp, Curtin and Mses. Dragonetti and Perrin from 50% of their respective base salaries to 65% of their respective base salaries.

Item 6.           Exhibits

The Exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 9, 2011	HMS HOLDINGS CORP.

		By:	/s/ William C. Lucia
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