Form 10-K
period 2011-12-31
HMS HOLDINGS CORP
filed 2012-02-29
CIK 1196501

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2011, the last business day of the registrant's most recently completed second quarter was $6.5 billion based on the last reported sale price of the registrant's Common Stock on the NASDAQ Global Select Market on that date.

         There were 85,987,493 shares of common stock outstanding as of February 24, 2012.

Documents Incorporated by Reference

         Unless provided in an amendment to this Annual Report on Form 10-K, the information required by Part III is incorporated by reference to the Registrant's 2012 Proxy Statement, to the extent stated herein. Such proxy statement or amendment will be filed with the SEC within 120 days of the Registrant's fiscal year ended December 31, 2011.

HMS HOLDINGS CORP. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K

Special Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. Such statements give our expectations or forecasts of future events; they do not relate strictly to historical or current facts.

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

        Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K and in particular, the risks discussed under the heading "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K and those discussed in other documents we file with the Securities and Exchange Commission.

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

 PART I

Item 1.    Business.

        HMS Holdings Corp. is a holding company whose principal business is conducted through its direct and indirect operating subsidiaries. Unless the context otherwise indicates, references in this Annual Report to the terms "HMS," "we," "our" and "us" refer to HMS Holdings Corp. and its subsidiaries and affiliates.

General Overview

        We provide cost containment services to government and private healthcare payers and sponsors. Our services ensure that healthcare claims are paid correctly, through our program integrity services, and by the responsible party, through our coordination of benefits services. Our services help clients recover amounts from liable third parties; prevent future inappropriate payments; reduce fraud, waste and abuse; and ensure regulatory compliance.

        The demand for our services arises, in part, from the small but significant percentage of government funds spent in error, where another payer was actually responsible for the service, or a mistake was made in applying complex claim processing rules. According to the 2011 Agency Financial Report, the U.S. Department of Health and Human Services estimates that improper payments in the Medicaid and Medicare programs totaled $64.8 billion in 2011. Our services focus on containing costs by reducing errors that result in these improper payments.

        Our clients are state Medicaid agencies, the Centers for Medicare & Medicaid Services, or CMS, Medicaid and Medicare managed care plans, government and private employers, Pharmacy Benefit Managers, or PBMs, child support agencies, the Veterans Health Administration, or VHA, commercial plans, and other healthcare payers.

        Since our inception we have grown both organically and through targeted acquisitions. In 1985 we began providing coordination of benefits services to state Medicaid agencies. As Medicaid began to migrate members to managed care, we expanded into the Medicaid managed care market, providing the same coordination of benefits services. We launched our program integrity services in 2007 and have since acquired several businesses: Permedion, Inc., Prudent Rx, and Allied Management Group—Special Investigations Unit, Inc., or AMG-SIU, to build out our service offerings. In 2009, we entered the Medicare market with our acquisition of IntegriGuard, LLC, or IntegriGuard, which provides fraud, waste and abuse analytical services to the Medicare program. In 2009 and 2010, we entered the commercial market working with large self-funded employers through our acquisitions of Verify Solutions, Inc. and Chapman Kelly, Inc.

        In December 2011, we acquired privately-held HDI Holdings, Inc. and its operating subsidiary, HealthDataInsights, Inc., or HDI. Based in Las Vegas, Nevada, HDI provides improper payment identification services for government and commercial health plans, and is the Medicare Recovery Audit Contractor (RAC) in CMS Region D, covering 17 states and three U.S. territories. HDI offers a comprehensive suite of claims integrity services, including complex medical reviews, automated reviews, hospital bill audits, and pharmacy audits. The acquisition of HDI extends our reach in the federal, state and commercial markets and provides us with an immediate platform to expand service offerings to our existing clients.

        As of December 31, 2011, we served 43 state Medicaid agencies and the District of Columbia, and 137 Medicaid managed care plans under 66 contracts.

        Our 2011 revenue increased to $363.8 million, $60.9 million, or 20%, over 2010 revenue, as a result of adding new clients and expanding services to existing clients.

The Healthcare Environment

        The largest government healthcare programs are Medicare, the healthcare program for aged and disabled citizens that is administered by CMS, and Medicaid, the program that provides medical assistance to eligible low income persons, which is also regulated by CMS, but administered by state Medicaid agencies. For 2011 Medicare and Medicaid are projected to have paid about one-third of the nation's healthcare expenditures and to have served over 103 million beneficiaries. Many of these beneficiaries are enrolled in managed care plans, which have the responsibility for both patient care and claim adjudication.

        By law, the Medicaid program is intended to be the payer of last resort; that is, all other available third party resources must meet their legal obligation to pay claims before the Medicaid program pays for the care of an individual eligible for Medicaid. Under Title XIX of the Social Security Act, states are required to take all reasonable measures to ascertain the legal liability of "third parties" for healthcare services provided to Medicaid recipients. Since 1985, we have provided state Medicaid agencies with services to identify the other parties with liability for Medicaid claims and since 2005, we have provided these services to Medicaid managed care plans.

        The Deficit Reduction Act, or the DRA, signed into law in February 2006, established a Medicaid Integrity Program to increase the government's capacity to prevent, detect and address fraud and abuse in the Medicaid program. The DRA is the largest dedicated investment the federal government has made in ensuring the integrity of the Medicaid program. Additionally, the DRA added new entities, such as self-insured plans, PBMs and other "legally responsible" parties to the list of entities subject to the provisions of the Social Security Act. To date, at least 47 states and the District of Columbia have enacted legislation in order to comply with requirements of the DRA. These measures at both the federal and state level have strengthened our ability to identify and recover erroneous payments made by our clients.

        Also in 2006, after CMS ran a demonstration project using RACs to assist Medicare in identifying improper payments made to healthcare providers and suppliers, Congress passed the Tax Relief and Health Care Act of 2006, which made the Medicare Recovery Audit program permanent and authorized its expansion to all 50 states by no later than January 2010. There are four Medicare RACs responsible for identifying overpayments and underpayments across the country. HDI, which we acquired in December 2011, is the Medicare RAC for CMS Region D, covering 17 states and three U.S. territories.

        The Patient Protection and Affordable Care Act, as amended, or the ACA, was signed into law on March 23, 2010. This legislation touches almost every sector of the healthcare system and we believe, provides us with a range of opportunities across products and markets. We are focused on four critical areas related to this legislation:

  •
  Medicaid Expansion

  •
  Health Insurance Exchanges

  •
  Program Integrity, and

  •
  Employer-Sponsored Health Coverage

        Medicaid Expansion:    States will have to expand their Medicaid programs significantly at a time when most states are facing severe budget shortfalls. According to CMS's projections for national health expenditures for 2010-2020, which were updated in September 2011 and which we refer to as the CMS NHE Projections, the number of individuals enrolled in Medicaid and the Children's Health Insurance Program, or CHIP, is expected to increase from 61.3 million in 2011 to 85.4 million in 2020, with expenditures expected to more than double over the same period from $441 billion to $914 billion. As a result, we anticipate a considerable increase in the need for our cost containment services.

        Health Insurance Exchanges:    The ACA calls for new pathways to coverage, including the creation of health insurance exchanges similar to the "Health Connector" program established in Massachusetts. The Congressional Budget Office estimates that 24 million people will purchase their own health coverage through these newly created exchanges. The complex process of ensuring that all available benefits are coordinated at the time of enrollment is the target of our eligibility solutions. States will also be required to coordinate their exchanges with Medicaid agencies and will be charged with determining the appropriate level of federal subsidy for individuals. We believe that our experience with the Massachusetts Connector program and in administering health insurance premium payment programs for states will enable us to support states in developing premium assistance and coordination of benefits technology and processes across Medicaid and the exchange programs.

        Program Integrity:    The ACA contains a number of provisions for combating fraud and abuse throughout the healthcare system, including in Medicaid and Medicare. These initiatives include (i) the expansion of CMS's RAC program to include Medicaid, described in more detail below, (ii) the expansion of CMS's Medicare Program to Medicare Part C and D, (iii) the establishment of a national healthcare fraud and abuse data collection program and (iv) increased scrutiny of providers and suppliers who want to participate in Medicare, Medicaid and other federally-funded programs. In September 2011, CMS published final regulations implementing the ACA's expansion of the RAC program to Medicaid, requiring states to implement their respective RAC programs by January 1, 2012. The ACA allows for significant increases in funding for these and other fraud, waste and abuse efforts. We will be building on our current partnerships with CMS, states and health plans to provide innovative ideas for increasing our support of their new program integrity initiatives.

        Employer-Sponsored Health Coverage:    The ACA largely preserves and builds upon the existing employer-sponsored health coverage model. Though not all employers will be required to provide healthcare coverage, large employers (those with 50 or more employees) will pay a penalty if they fail to do so. Employers will also be prohibited from imposing waiting periods for enrollment of more than 90 days and in certain cases, employers will have to automatically enroll employees into their benefit plans, while providing them with the ability to opt out. These requirements, coupled with the Medicaid expansion and implementation of state exchanges, will result in more overlapping coverage situations and an opportunity for our employer clients and Medicaid to collaborate. We expect that HMS Employer Solutions will be able to offer plan audits and medical bill audits to employers of all sizes, which will be necessary as these employers extend coverage to their employees.

Principal Products and Services

        Our payment integrity services draw upon proprietary information management and data mining techniques to assure that the right party pays a healthcare claim, which we refer to as coordination of benefits, and that the payment itself is appropriate or accurate, which we refer to as program integrity. In 2011, we recovered more than $2.0 billion for our clients and provided data to our clients that assisted them in preventing billions of dollars more in erroneous payments.

        Our services are applicable to the Medicaid, Medicare, and commercial health plan markets and address errors across the payment continuum, from an individual's enrollment into a program before a medical service is rendered, to pre-payment review of a claim by a payer, through recovery audit where an inappropriate payment has been made. Our services also address the wide spectrum of payment errors across all claim types, from eligibility and coordination of benefits errors, to the identification and investigation of potential fraud.

  •
  Coordination of Benefits services.  We provide cost avoidance services, which provide validated insurance coverage information that is used by government-sponsored payers to coordinate benefits for incoming claims. With validated insurance information, healthcare payers can avoid unnecessary costs by ensuring that Medicaid complies with federal regulations requiring Medicaid to be the payer of last resort. Nevertheless, due to a variety of factors, some Medicaid claims are paid even when there is a responsible third party. Government-sponsored programs rely on us to identify dollars paid in error by our client and to recover these amounts from the liable third party.

  •
  Program integrity services.  Our program integrity services are designed to ensure that medical services are utilized, billed and paid appropriately. Our services combine data analytics, clinical expertise, and proprietary technology to identify improper payments on both a pre-payment and post-payment basis; recover overpayments; detect and prevent fraud and abuse; and identify process improvements.

Clients

        Our primary client base is state Medicaid agencies, CMS, and Medicaid and Medicare managed care plans.

        Our largest client in 2011 was the New Jersey Department of Human Services. This client accounted for 7.0%, 5.3% and 6.2% of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively. We provide services to this client pursuant to a contract that was originally awarded in January 2008 and extended through December 2012. The contract was also expanded in 2011 to designate us as the Medicaid RAC for the state through 2012. Our second largest client in 2011 was the New York State Office of the Medicaid Inspector General. This client accounted for 6.9%, 6.7% and 7.8% of our total revenue in the years ended December 31, 2011, 2010 and 2009, respectively. The New York State Office of the Medicaid Inspector General became our client in September 2006, as part of our acquisition of the Benefits Solutions Practice Area, or BSPA, of Public Consulting Group, Inc., or PCG. We provide services to the New York State Office of the Medicaid Inspector General pursuant to a contract awarded in October 2001, which was subsequently re-procured and extended through January 6, 2016. The loss of either one of these contracts would have a material adverse effect on our financial position, results of operations and cash flows.

        The list of our ten largest clients changes periodically. For the years ended December 31, 2011, 2010 and 2009, our ten largest clients represented 37.9%, 36.4% and 39.5% of our revenue, respectively. Our agreements with these clients expire between 2012 and 2016.

        We provide products and services under contracts that contain various fee structures, including fixed fee and contingency fee based arrangements. Most of our contracts have terms of three to four years. In many instances, we provide our services pursuant to agreements that may be renewed subject to a competitive re-procurement process. Several of our contracts, including those with our ten largest clients, may be terminated for convenience. We cannot assure you that our contracts, including those with our ten largest clients, will not be terminated for convenience or that any of these contracts will be renewed, and, if renewed, that the fee structures will be equal to those currently in effect.

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

        Government healthcare programs continue to grow. CMS has projected that Medicaid, CHIP and Medicare expenditures will increase to $1.8 trillion by 2020.

        According to CMS's NHE Projections, at the end of 2011, Medicare programs covered approximately 47.9 million people and spent approximately $556 billion. CMS projects that by the end of 2011, Medicaid/CHIP programs covered approximately 55.5 million people and spent approximately $428 billion. Altogether, it is projected that the government programs we serve covered more than 103.4 million people and have spent nearly $984 billion in 2011.

        We believe that enrollment in these programs will increase significantly under healthcare reform legislation. CMS projects that in 2015 Medicare will cover 53.9 people and will spend $668 billion; Medicaid is expected to cover 77.8 people and will spend $631 billion.

        Coordinating benefits among these growing programs and ensuring that claims are paid appropriately represents both an enormous challenge and opportunity for us.

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

Business Strategy

        Over the course of 2012, we expect to grow our business through a number of strategic objectives or initiatives that may include:

  •
  Drive organic growth.  We will seek to tap demand for our services created by the steadily increasing expenditures of government-funded healthcare.

  •
  Strengthen regulatory framework.  On behalf of our clients, we will take advantage of congressional and state legislation reinforcing the ability of government agencies to implement rigorous cost-containment programs.

  •
  Expand scope.  We will actively seek to expand our role with existing clients by extending our reach to new services and claim types and by providing earlier access to claim data.

  •
  Improve the quality and effectiveness of our services.  We will continue implementing new technology and processes to better engineer the services we provide to our clients, which we expect will enable us to increase recoveries, continue to provide innovative cost-containment solutions, and ensure client satisfaction.

  •
  Add new clients.  We will continue to market to additional healthcare payers and sponsors, including government and private employers, middle market Medicaid managed care plans, Medicare Advantage plans,. and commercial plans.

  •
  Expand program integrity footprint.  We will continue to seek new program integrity business at the state and federal levels and in all our markets.

  •
  Add new services.  Where opportunities exist, we will continue to add services closely related to cost containment through internal development and/or acquisition.

Employees

        As of December 31, 2011, we had 2,249 employees, of which 2,101 were full time. Of our total employees, 148 support selling, general and administrative activities.

Executive Officers of HMS Holdings Corp.

        Our executive officers are subject to annual appointment by the Board of Directors. Set forth below is information regarding each of our executive officers.

Name	Age	Position
William C. Lucia	54	President, Chief Executive Officer and Director
Walter D. Hosp	54	Executive Vice President & Chief Financial Officer and Chief Administrative Officer
Andrea Benko	56	Executive Vice President, President of HDI
Sean Curtin	43	Executive Vice President and Chief Operations Officer
Christina Dragonetti	48	Executive Vice President and Chief Development Officer
Edith Marshall	59	Senior Vice President, Chief Counsel and Corporate Secretary
Cynthia Nustad	40	Senior Vice President, Chief Information Officer
Maria Perrin	48	Executive Vice President, Chief Business Officer
Ronald D. Singh	43	Executive Vice President of Commercial Markets
Tracy A. South	53	Senior Vice President, Human Resources

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

        Walter D. Hosp has served as our Executive Vice President, Chief Financial Officer and Chief Administrative Officer since September 2011 and from July 2007 through September 2011 he served as our Senior Vice President and Chief Financial Officer. Mr. Hosp has over 20 years of experience in senior financial executive positions for large publicly-traded healthcare companies. From August 2002 to July 2007, Mr. Hosp was Vice President and Treasurer of Medco Health Solutions, Inc. (MHS). Prior to MHS, Mr. Hosp served as Chief Financial Officer of Ciba Specialty Chemicals Corporation and President of their Business Support Center. Mr. Hosp also served as Vice President and Treasurer for CIBA-GEIGY Corporation and Director of Treasury Operations for Avon Products, Inc. Mr. Hosp serves on the Board of Directors of the United Way of Westchester and Putnam.

        Andrea Benko has served as our Executive Vice President and the President of HDI since December 2011 and has over 30 years of experience in the healthcare industry. Ms. Benko co-founded HDI and served as its Chief Executive Officer and President from December 2000 through the date of our acquisition of HDI. From 1998 to 1999, Ms. Benko served as Vice President, Mergers, Acquisitions & Business Development of Total Renal Care Holdings, Inc., now DaVita Inc. and from 1996 to 1998, as the President and Chief Executive Officer of Total Physician Services, Inc. (TPS), a physician practice management company focused on HIV that she founded. Prior to TPS, Ms. Benko served in various capacities at Total Pharmaceutical Care, Inc. (TPC), now Apria Health Care Group. Prior to joining TPC,

Ms. Benko spent nine years in the clinical laboratory industry in mergers and acquisitions, business development, sales management and several years as a registered nurse.

        Sean Curtin has served as our Executive Vice President and Chief Operations Officer since September 2011 and from March 2009 through September 2011, he served as our Executive Vice President of Operations. From September 2006 to March 2009, Mr. Curtin served as our Senior Vice President of Government Services North. Mr. Curtin is responsible for managing our core products, shared service operations, information technology and systems department. Mr. Curtin joined HMS through our acquisition of BSPA in 2006. From 1997 until August 2006, Mr. Curtin served as a Manager at PCG's recovery unit, where he was responsible for PCG's subrogation product line. During his tenure at PCG, Mr. Curtin managed several large scale state third party contracts, including New York and Ohio, and he played an integral role in developing PCG's Child Support and Veteran's Administration product lines. Mr. Curtin also led the effort to develop Tracer, BSPA's integrated third party and child support recovery and case management system.

        Christina Dragonetti has served as our Executive Vice President and Chief Development Officer since September 2011 and from January 2011 to September 2011, she served as our Executive Vice President of Corporate Development. From March 2009 to December 2010, Ms. Dragonetti served as our Executive Vice President of Managed Care Services and was responsible for our managed care and private health insurance arenas. Ms. Dragonetti has more than 20 years of experience within the HMS family of companies, having served in multiple roles in corporate communications and marketing, organizational development and product development. From 2005 to 2009, Ms. Dragonetti served as the Senior Vice President for the Reimbursement Services Group, our wholly owned subsidiary, where she led the delivery of cost reporting and audit support services. From 1997 to 1999, she served as Corporate Director of Strategy, focused on strategic planning and acquisition integration.

        Edith Marshall has served as our Senior Vice President and Chief Counsel since September 2011 and from May 2010 to September 2011, she served as our Senior Vice President and General Counsel. Mr. Marshall was also appointed Corporate Secretary in February 2011. Prior to joining HMS, Ms. Marshall was Counsel at the law firm of Arnold & Porter, LLP, where, as a member of the firm's FDA and Healthcare Practice Group, she counseled and represented clients in a wide range of matters arising under Medicare and Medicaid, the Public Health Service Act, the Veterans Health Care Act, HIPAA, fraud and abuse laws, state and federal statutes and regulations pertaining to healthcare. In her over 30 years of practicing law, Ms. Marshall has held a variety of different positions in both the federal government and the private sector. Her extensive government experience includes more than two decades of public service as an attorney at the U.S. Department of Health and Human Services where she focused on Medicare and Medicaid issues, as a litigator at the U.S. Department of Justice and as an Assistant U.S. Attorney for the District of Columbia and supervisor of the Civil Division of the U.S. Attorney's Office.

        Cynthia Nustad has served as our Senior Vice President and Chief Information Officer since February 2011. Ms. Nustad has over 15 years of management experience in the healthcare information technology industry. From January 2005 to January 2011, Ms. Nustad served as Vice President—Architecture and Technology for Regence (Blue Cross Blue Shield), where she was responsible for servicing a large corporation across multiple sites and states. From May 2002 to December 2004, Ms. Nustad served as the Vice President—Software Development and Product Management for OAO Healthcare Solutions, Inc. During her tenure at OAO, Ms. Nustad managed, from inception to commercialization, the strategic development of a flagship platform and database-independent managed care benefits and claims processing system designed for, among others, health care plans, self-insured employer groups and government agencies. Prior to OAO, Ms. Nustad held leadership roles at e-MedSoft.com and WellPoint Health Networks.

        Maria Perrin has served as our Executive Vice President and Chief Business Officer since September 2011 and from March 2009 to September 2011, she served as our Executive Vice President of Government

Services. From April 2007 to March 2009, Ms. Perrin served as our Senior Vice President of Government Relations. Ms. Perrin has over 15 years of experience as a sales and operational executive for large and mid-tier companies. From October 2004 to April 2007, Ms. Perrin was Senior Vice President of Sales, Marketing and Business Development at Performant Financial Corporation, where she developed Performant's healthcare recovery audit division and led the business development and contract management functions for over 30 federal and state government clients. Ms. Perrin has also held senior strategic planning, finance and operational roles in Fortune 500 companies, including Bestfoods and Nissan Motor Corporation.

        Ronald D. Singh has served as our Executive Vice President of Commercial Markets since January 2011. From January 2008 to December 2010, Mr. Singh served as our Senior Vice President of Government Services South, responsible for managing large scope government agency contracts across 13 states with annual revenues exceeding $67 million. Mr. Singh has over 20 years of healthcare cost containment and management experience with commercial payers, government payers and large healthcare providers. In 1995, Mr. Singh joined PCG, where he was instrumental in growing the product offering and market share of BSPA. Mr. Singh joined HMS through our acquisition of BSPA in 2006.

        Tracy A. South has served as our Senior Vice President of Human Resources since December 2011. Ms. South has over 20 years of executive-level Human Resources experience, including at national healthcare organizations. From 2003 to 2011, Ms. South served as the Senior Vice President, Chief Human Resources Officer at Mosaic Sales Solutions, a privately-held full-service marketing agency in Irving, Texas. She built that company's North America Human Resources department, focusing on attracting and training a dispersed workforce of over 10,000 employees hired to represent world-class brands at retail, in the community and on-line. In her role, Ms. South oversaw Talent Acquisition, HR Services, and Organizational Effectiveness. Ms. South also served as Vice President of Human Resources for Tenet Healthcare, initially for the Central Northeast Division, which included 38 hospitals and over 40,000 employees, and subsequently at the corporate level. Prior to Tenet, she led the Human Resources department for Aetna US Healthcare, where she oversaw a broad range of functions and designed human resources strategies to align with business practice areas.

Financial Information About Industry Segments

        Since the beginning of the first quarter of 2007, we have been managed and operated as one business, with a single management team that reports to the chief executive officer. We do not operate separate lines of business with respect to any of our product lines. Accordingly, we do not prepare discrete financial information with respect to separate product lines or by location and do not have separately reportable segments as defined by the guidance provided by the Financial Accounting Standards Board, or the FASB.

Available Information

        We maintain a website (www.hms.com) that contains various information about us and our services. Through our website, we make available, free of charge, access to all reports filed with the U.S. Securities and Exchange Commission, or the SEC, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and our Proxy Statements, as well as amendments to these reports or statements, as filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. You may also read and copy this information, for a copying fee, at the SEC's Public Reference Room at 100 F Street NE, Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room. The content on any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

        We also make the following documents available on our website under the Investor Relations/Corporate Governance tabs: the Audit Committee Charter, the Compensation Committee Charter, the Nominating Committee Charter, the Compliance Committee Charter, our Code of Conduct and our Code of Ethics. You may also obtain a copy of any of the foregoing documents, free of charge, if you submit a written request to our corporate office, Attention: Investor Relations, 401 Park Avenue South, New York, NY 10016.

Corporate Information

        We were incorporated on October 2, 2002 in the state of New York. On March 3, 2003, we adopted a holding company structure and assumed the business of our predecessor, Health Management Systems, Inc. In connection with the adoption of this structure, Health Management Systems, which began doing business in 1974, became our wholly owned subsidiary.

Item 1A.    Risk Factors.

        We provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business that, individually or in the aggregate, may cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. You should consider these factors, but understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties involved with investing in our stock. These risk factors should be read in connection with other information set forth in this Annual Report, including our Consolidated Financial Statements and the related Notes.

Risks Relating to Our Business

We face significant competition for our services and we expect competition to increase.

        Competition for our services is evident in the markets we serve. We expect to encounter additional competition as we address new markets and as new competitors enter our existing markets. Certain markets in which we are currently, and hope to remain, a market leader are being targeted by formidable competitors with national reputations and their success in attracting business or winning contract bids could significantly and adversely affect our business. In addition, in some of the markets that we serve, our clients or potential clients could develop in-house capacities to perform the services we offer, and could therefore decide not to engage us. Our current competitors include other providers of healthcare information management and data processing services, including, OptumInsight, Emdeon Inc., SXC Health Solutions Corp., Affiliated Computer Services, Inc. and Medicare RAC vendors, as well as healthcare consulting firms, including in some markets PCG, a company with which William S. Mosakowski, a member of our Board of Directors, is affiliated. Under the terms of the Amended Master Teaming and Non-Compete Agreement we entered into with PCG in July 2011, PCG's non-compete obligations expire in September 2012, at which time, PCG could re-enter as a competitor in all markets.

        Some of our competitors have formed business alliances with other competitors that may affect our ability to work with potential clients. In addition, if some of these entities merge, a stronger competitor may result. Some of our competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources and market recognition than we have and accordingly may be in a position to devote greater resources to the development, promotion and sale of their services than we can, and may be able to do a more effective job of keeping up with evolving technologies and continually developing and implementing new and improved systems and solutions for the client markets that we serve.

        In some areas of our business, we could face potential competition from our own subcontractors, which may use their position as participants in performance of work on our contracts to establish their own relationships with our clients and potentially position themselves to become prime contractors on similar work in the future. Although we attempt to protect ourselves against such conduct through limiting provisions of our subcontracts, we cannot assure you that the measures that we have taken fully insulate us from such competitive risks, since a subcontractor may determine the benefits of violating its contract with us outweighs the costs and risks.

        Given the highly competitive environment in which we operate, it is virtually inevitable that our competitors will have some success in our primary markets, potentially eroding our client base. Therefore, to remain competitive, we must continually attempt to expand our existing business and service capabilities and develop new products and services for introduction into new and existing markets, which will require that we quickly respond to new or emerging technologies, changes in client requirements and changes in the political, economic or regulatory environment in the healthcare industry.

        We cannot assure you that we will be able to compete successfully against existing or any new competitors. If we fail to design, develop, implement and continually improve our systems and technological capacities in response to our existing and potential clients' needs, we may not be able to maintain or expand our client base, hire and retain new employees, pursue new business opportunities, complete future acquisitions or operate our business effectively. In addition, services, solutions and technologies offered by current or future competitors may make our services or solution offerings uncompetitive or obsolete. If, as a result of increased competition, we are forced to lower our pricing or if demand for our services decreases, our business, financial condition, results of operations and cash flow could be materially adversely affected.

Our business will be adversely impacted if we fail to properly manage our growth.

        Our size and the scope of our business operations has expanded rapidly in recent years, through our marketing efforts and contract performance, as well as through our acquisitions of other companies. We expect that we will continue to grow; however, such rapid growth carries costs and risks that if not properly managed, could adversely impact our business.

        For example, the expansion and diversification of our business operations greatly increases the potential that clients or potential clients will perceive conflicts of interest between our various products, services, activities, and client relationships. Such conflicts, whether real or perceived, could result in loss of contracts or requirements that we divest ourselves of certain existing business in order to qualify for new contract awards. Our current management and personnel structure, as well as our corporate organization and entity structure may require adjustments in order to appropriately mitigate conflicts and otherwise accommodate the needs of a business that has not only expanded in size but has also become more complex and diverse. Implementation of such adjustments may divert resources to the detriment of other important projects.

        In addition, the expansion of our operations into new markets, products and services may expose us to requirements and potential liabilities under additional statutes and legislative schemes that have previously not been relevant to our business, such as banking and fair credit statutes, that may both increase demands on our resources for compliance activities and subject us to potential penalties for noncompliance with statutory and regulatory standards. Increased involvement in analytic or audit work that can have an impact on the eligibility of individuals for medical coverage or specific benefits could increase the likelihood and incidence of our being subjected to scrutiny or legal actions by parties other than our clients, based on alleged mistakes or deficiencies in our work, with significant resulting costs and strain on internal resources.

        Through several of the services that we provide, situations arise in which the accuracy of our data analysis or quality of our work product is central to the disposition of controversies or litigation between our clients and third parties. When such situations arise, fulfilling our contractual obligations to support our clients and provide them with access to records and back-up documentation of our work can require significant time and other resources. Should the frequency or scope of these situations increase to a substantial degree (as could occur with the expansion of our Medicare and Medicaid RAC work) the resulting strain on our internal resources could negatively impact other business operations.

        Our expanding operations and efforts to develop new products and services also make protection of our intellectual property more critical; and that protection requires substantial resources. Misappropriation of our intellectual property by third parties could have an adverse impact on our business, financial condition, and operations, and could result in our involvement us in expensive litigation. On the other hand, third parties may claim that we are infringing upon or misappropriating their intellectual property, and as a result we could suffer significant litigation or licensing expenses or be prevented from selling products and services.

        The greater size and complexity of our expanding business operations, products, services and activities puts additional strain on our administrative, operational and financial resources and makes the determination of optimal resource allocation more difficult. We may not respond quickly enough to the changing demands that our expansion will impose on our resources and existing infrastructure, and our failure to anticipate or properly address these demands may result in increased costs or inefficiencies that we may not have anticipated and which could materially adversely affect our business, financial condition, results of operations and cash flow.

If we do not successfully integrate the businesses that we acquire, we may not realize the anticipated benefits of the acquisition and our results of operations could be adversely affected.

        Historically, we have made a significant number of acquisitions that have expanded the products and services we offer, provided a presence in a complementary business or expanded our geographic presence. Over the past five years alone, we have acquired seven businesses, including HDI, a Nevada-based company, with multiple offices and over 400 employees, which we acquired in December 2011. Business combinations involve a number of factors that could affect our operations, including:

  •
  diversion of management's attention;

  •
  our ability to maintain relationships with the clients of the acquired business;

  •
  our ability to cross-sell services to clients with which we have established relationships and those with which the acquired businesses have established relationships;

  •
  compliance with regulatory requirements and avoiding potential conflicts of interest in markets that we serve;

  •
  our ability to coordinate organizations that are geographically diverse and may have different business cultures;

  •
  our ability to retain or replace key personnel;

  •
  entry into unfamiliar markets;

  •
  assumption of unanticipated legal or financial liabilities;

  •
  becoming significantly leveraged as a result of incurring debt to finance an acquisition;

  •
  unanticipated operating, accounting or management difficulties in connection with the acquired entities;

  •
  impairment of acquired intangible assets, including goodwill; and

  •
  dilution to our earnings per share.

        We intend to continue our strategy of undertaking acquisitions to expand and diversify over business. We cannot, however, assure you that we will be able to identify any potential acquisition candidates or consummate any additional acquisitions or that any future acquisitions will be successfully integrated or will be advantageous to us. Entities we acquire may not achieve the revenue and earnings we anticipated or their liabilities may exceed our expectations. We could face integration issues pertaining to the internal controls and operational functions of the acquired companies and we also could fail to realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. Client dissatisfaction or performance problems with an acquired entity could materially and adversely affect our reputation as a whole. In addition, notwithstanding due diligence exercised during the acquisition process, we may subsequently be exposed to unanticipated financial liability and/or negative publicity related to prior acts by the acquired entity. We may be unable to profitably manage entities that we have acquired or that we may acquire or we may fail to integrate them successfully without incurring substantial expenses, delays or other problems. If we fail to successfully integrate the businesses that we acquire, we may not realize any of the benefits that we anticipated in connection with the acquisitions and our business, financial condition, results of operations and cash flow could be adversely affected.

Our business could be adversely affected if we fail to maintain a high level of client retention, lose a major client or if clients elect to terminate our contracts before their scheduled expiration date.

        We generate a significant portion of our revenue from a limited number of large clients. For the years ended December 31, 2011, 2010 and 2009, our three largest clients accounted for approximately 18%, 16% and 19%, respectively, of our revenue from continuing operations. Our business model depends in large part on our ability to maintain a high level of client retention and attract new work from these clients. Our success also depends on relationships we develop with our clients so that we can understand our clients' needs and deliver solutions and services that are tailored to meet those needs. If a client is dissatisfied with the quality of work performed by us, if our products or services do not comply with the provisions of our contractual agreements, or if products or systems contain errors or experience failures, we could incur additional costs that may impair the profitability of a contract and the client's dissatisfaction with our services could damage our ability to obtain additional work from that client. In particular, since several of our contracts are terminable upon short notice for convenience by either party, dissatisfied clients might seek to terminate existing contracts prior to their scheduled expiration date and could direct future business to our competitors.

        Some of our contracts contain liquidated damages provisions and financial penalties related to performance failures. Although we have liability insurance, the policy coverage and limits may not be adequate to provide protection against all potential liabilities. Under the terms of one of our contracts, we have posted an irrevocable standby letter of credit for $4.6 million. If a claim is made against this letter of credit or any similar instrument that we obtain in the future, we would be required to reimburse the issuer of the letter of credit for the amount of the claim. In June 2011, we purchased a certificate of deposit in the amount of $4.8 million to collateralize this existing irrevocable standby Letter of Credit and it is included within other non-current assets on our balance sheet.

        Because of the high volume of data management and analysis work that we do in a highly regulated area, it is possible for a relatively small and inadvertent instance of human error or oversight to become a high-profile incident in our relevant markets and client base. Negative publicity related to our performance, operations, or client relationships, regardless of its accuracy, may further damage our reputation and business by affecting our ability to compete for new contracts with current and prospective clients. If we were to lose a major client or fail to maintain a high level of client retention or if we incur significant costs or liabilities related to performance failures, our business, financial condition, results of operations and cash flow could be materially adversely affected.

Our significant indebtedness could adversely affect our financial condition and our ability to operate our business, and we may not be able to generate sufficient cash flows to meet our debt service obligations.

        In connection with our acquisition of HDI, in December 2011, we borrowed $350 million in the form of a term loan under a revolving and term secured Credit Agreement. Our obligations and any amounts due under the Credit Agreement are guaranteed by our material subsidiaries and secured by a security interest in all or substantially all of our and our subsidiaries' physical assets.

        We may incur additional indebtedness in the future, including under an initial $100 million revolving credit facility and an additional $150 million incremental revolving or term loan commitment, under specified circumstances set forth in the Credit Agreement. Our outstanding indebtedness and any additional indebtedness we incur may have important consequences for us, including, without limitation, that: we may be required to use a substantial portion of our cash flow to pay the principal of and interest on our indebtedness; our indebtedness and leverage may increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressures; our ability to obtain additional financing for working capital, capital expenditures, acquisitions and for general corporate and other purposes may be limited; and, our flexibility in planning for, or reacting to, changes in our business and our industry may be limited.

        Our ability to make payments of principal and interest on our outstanding term loan depends upon our future performance and our ability to generate cash flow. In addition, under the terms of the Credit Agreement, we are required to comply with specified financial and operating covenants, which may limit our ability to operate our business as we otherwise might operate it. Our obligations under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default including, without limitation, payment defaults, failure to perform affirmative covenants, failure to refrain from actions or omissions prohibited by negative covenants, the inaccuracy of representations or warranties, cross-defaults, bankruptcy and insolvency related defaults, defaults relating to judgments, defaults due to certain ERISA related events and a change of control default. If not cured, an event of default would result in any amounts outstanding, including any accrued interest and unpaid fees, becoming immediately due and payable, which would require us to, among other things: seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our indebtedness, sell selected assets, and/or reduce or delay planned capital or operating expenditures. Such measures might not be sufficient to enable us to service our debt. In addition, any such financing or refinancing might not be available on economically favorable terms or at all. If we are not able to generate sufficient cash flow to meet our debt service obligations or are forced to take additional measures to be able to service our indebtedness, our business and results of operations could be materially and adversely affected.

Our operating results are subject to significant fluctuations due to factors including variability in the timing of when we recognize contingency fee revenue. As a result, you will not be able to rely on our operating results in any particular period as an indication of our future performance.

        We have experienced significant variations in our revenue between reporting periods due to the timing of periodic revenue recovery projects and the timing and delays in third party payers' claim adjudication and ultimate payment to our clients where our fees are contingent upon such collections. In addition, our revenue and, consequently, our operating results may vary significantly from period to period as a result of factors including the terms and progress of contracts, fluctuations in sales activity given our sales cycle of approximately three to eighteen months, the commencement, completion or termination of contracts during any particular quarter, expenses related to certain contracts which may be incurred in periods prior to revenue being recognized, the schedules of government agencies for awarding contracts, the term of awarded contracts, potential acquisitions, the loss of clients and general economic conditions as they affect healthcare providers and payers. For example, a significant portion of our operating expenses is fixed. Any inability on our part to reduce spending or to compensate for any failure to receive anticipated revenues could magnify the adverse impact of such events on our operating results. We cannot predict the extent to which future revenue variations could occur due to these or other factors. As a result, our results of operations are subject to significant fluctuation and our results of operations for any particular quarter or fiscal year may not be indicative of results of operations for future periods.

We are subject to extensive government regulation and our government contracts are subject to audit and investigation rights. Any violation of the laws and regulations applicable to us or a negative audit or investigation finding could have a material adverse effect on our business, financial condition, results of operations and cash flow.

        Our business is regulated by the federal government and the states in which we operate. The laws and regulations governing our operations are generally intended to benefit and protect health plan members and providers, rather than shareholders. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations, along with the terms of our government contracts, regulate how we do business, what services we offer and how we interact with our clients, providers and the public. We are subject, on an ongoing basis, to various governmental reviews, audits and investigations to verify our compliance with our contracts and applicable laws and regulations.

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

        If the government discovers improper or illegal activities in the course of audits or investigations, we may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions and debarment from doing business with the government. The risks to which we are subject, particularly under the federal False Claims Act and similar state fraud statutes, have increased in recent years due to legislative changes that have (among other amendments) expanded the definition of a false claim to include, in essence, any unreimbursed overpayment received from a government agency. This subjects us to potential liability for a false claim, for example, where we may be overcharged for services by a subcontractor and may pass that charge on to a government client, or where we may have a good faith disagreement with a government agency's view of whether an overpayment has occurred. If we are found to be in violation of any applicable law or regulation, or if we receive an adverse review, audit or investigation, any resulting negative publicity, penalties or sanctions could have an adverse affect on our reputation in the industry, impair our ability to compete for new contracts and materially adversely affect our business, financial condition, results of operations and cash flow.

Changes in the United States healthcare environment and steps we take in anticipation of such changes, particularly as they relate to the recently adopted ACA, could have a material negative impact on our business financial condition, results of operations and cash flow.

        The healthcare industry in the United States is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare organizations and agencies. The ACA was signed into law in March 2010 and in general seeks to reduce healthcare costs and decrease over time the number of uninsured legal U.S. residents. Especially because of the legislation's strong emphasis on program integrity and cost containment, we regard this legislation, on the whole, as creating potential, new opportunities for the expansion of our business and service offerings. However, it is difficult to predict the full impact of the legislation due to its complexity, as well as a wide range of other factors contributing to the uncertainty of the present healthcare landscape. These factors include a current lack of implementing regulations or administrative policy guidance, the unpredictability of responses by states, businesses and other entities to various choices available to them under the law and the possibility that implementation of some or all of the legislation could be blocked by Court challenges, repealed by Congressional efforts or otherwise modified at the state-level.

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

        The complexity of the healthcare payment process and our experience in offering services that improve the ability of our clients to recover incremental revenue through that process have contributed to the success of our service offerings. Complexities of the healthcare payment process include multiple payers and the coordination and utilization of clinical, operational, financial and/or administrative review instituted by third-party payers in an effort to control costs and manage care. If the payment processes associated with the healthcare industry are simplified significantly, the need for our services, or the price clients are willing to pay for our services could be reduced, which could materially adversely affect our business, financial condition, results of operations and cash flow.

Budget deficits and/or fluctuations in the number of requests for proposals issued by governments and their agencies may adversely impact our business.

        A significant percentage of our fiscal year 2011 revenues were derived from contracts with federal, state and local governments and their agencies. Our growth strategy includes aggressively pursuing new opportunities, leveraging our expertise to acquire new clients at the state, federal and employer levels and expanding our current contracts to provide new services to current clients. From time to time, government clients may face budget deficits. This is particularly true as a result of current economic conditions. Also, the number of requests for proposals, or RFPs, issued by government agencies is subject to fluctuation. If government budgets are reduced, then our government clients may be motivated to terminate contracts for our services that may be regarded as non-essential and/or to reduce the scope of our contracts and use their own staff to perform some of the services we offer, in either case, as a result, our future contracting opportunities with such government clients could be limited. In addition, payments due to us from government agencies may be delayed due to billing cycles or as a result of failures to approve governmental budgets in a timely manner, which would increase our use of working capital. The failure to receive timely payments, as well as the loss of existing government contracts and future contracting opportunities, could materially adversely affect our business, financial condition, results of operations and cash flow.

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

        Our business and operations depend upon our ability to safeguard protected health information (PHI) and other confidential and proprietary information belonging to our employees, clients and us. We process, transmit and store information relating to identifiable individuals, both in our role as a service provider and as an employer. The use of individually identifiable data by our business is regulated at the federal and state levels. These laws and rules are changed frequently by legislation or administrative interpretation. Various state laws address the use and disclosure of individually identifiable health data. Most are derived from the privacy and security provisions in the federal Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH. HIPAA also imposes standards and requirements on our business associates (as this term is defined in the HIPAA regulations) and our other subcontractors. Even though we take measures to comply with all applicable regulations and to ensure that our business associates and subcontractors are in compliance, we still have limited control over their actions and practices. Compliance with these proposals, requirements and new regulations may result in cost increases due to necessary systems changes, the development of new administrative processes and the effects of potential noncompliance by our business associates and subcontractors. Such proposals, requirements and new regulations also may impose further restrictions on our use of PHI that is housed in one or more of our administrative databases.

        We have implemented security systems with the intent of maintaining the physical security of our facilities and protecting our clients' and our suppliers' confidential information and information related to identifiable individuals against unauthorized access through our information systems or by other electronic transmission or through the misdirection, theft or loss of physical media. These include, for example, the encryption of information. Despite such efforts, we may become subject to a breach of our security systems, which may result in unauthorized access to our facilities and/or the protected information. We cannot entirely eliminate the danger that our systems or stored data may be vulnerable to breach or could be corrupted by a computer virus, that the physical security of our facilities could be compromised by a break-in, or that a corrupt or rogue employee may violate security protocols or misuse access to our systems, data, resources, or premises. In addition, we could be exposed to data breach risk from lost or stolen laptops, other portable media or misdirected mailings containing PHI.

        If we, or our subcontractors that receive or utilize confidential information on our behalf, fail to comply with applicable laws or if unauthorized parties gain physical access to one of our facilities or electronic access to our information systems and steal or misuse confidential information or if such information is misdirected, lost or stolen during transmission or transport, in addition to the damage to our reputation, potential loss of existing clients and difficulty attracting new clients, we could be exposed to, among other things, unfavorable publicity, governmental inquiry and oversight, allegations by our clients that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flow.

We obtain a significant portion of our business through competitive bidding in response to government RFPs. We may not be awarded contracts through this process on the same level in the future as in the past. If we fail to accurately estimate the factors upon which we base our contract pricing, we may generate less profit than expected or incur losses on those contracts.

        In order to market our services to clients, we are often required to respond to government RFPs to compete for a contract. This requires that we accurately estimate our cost structure for servicing a proposed contract, the time required to establish operations and likely terms of the proposals submitted by competitors. We must also assemble and submit a large volume of information within an RFP's rigid timetable. Our ability to respond successfully to RFPs will greatly impact our business. We cannot assure you that we will continue to obtain contracts in response to government RFPs or that our proposals will result in profitable contracts. In addition, competitors may protest contracts awarded to us through the RFP process which may cause the award to be delayed or overturned or may require the client to reinitiate the RFP process.

        Our pricing is dependent on our internal forecasts and predictions about our projects and the marketplace, which might be based on limited data and could turn out to be inaccurate. A majority of our contracts are contingency fee based. For contingency fee based offerings, we receive our fee based on recoveries received by our clients. To earn a profit on a contingency fee offering, we must accurately estimate costs involved and assess the probability of completing individual transactions within the contracted time period. Some of our contracts with the federal government are cost-plus or time and material based. Revenue on cost-plus contracts is recognized based on costs incurred plus an estimate of the negotiated fee earned. If we do not accurately estimate the costs and timing for completing projects, or if we encounter increased or unexpected costs, delays, failures or risks, including those outside our control, our contracts could prove unprofitable for us or yield lower profit margins than anticipated. Although we believe that we have recorded adequate provisions in our financial statements for losses on our fixed-price and cost-plus contracts where applicable, as required under United States generally accepted accounting principles, or U.S. GAAP, we cannot assure you that our contract loss provisions will be adequate to cover all actual future losses.

Our business depends on effective information systems and the integrity of the data in our information systems. System interruptions or failures could expose us to liability and harm our business.

        Our data and operation centers are essential to our business and our operations depend on our ability to maintain and protect our information systems. We attempt to mitigate the potential adverse effects of a disruption, relocation or change in operating environment; however, we cannot assure you that the situations we plan for and the amount of insurance coverage that we maintain will be adequate in any particular case.

        Our ability to conduct our operations and accurately report our financial results depends on the integrity of the data in our information systems. These information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs and handle our expansion and growth. In addition, as a result of our acquisition activities, we have acquired additional systems that have to be phased out or integrated with our current systems. Despite the testing and quality control measures we take through these processes, we cannot be certain that errors will not be found and that remediation of such errors can be done in a timeframe that is acceptable to our clients or that client relationships will not be impaired by the need for remediation. In addition, implementation of upgrades and enhancements may cost more or take longer than originally expected and may require more testing than originally anticipated. Given the large amount data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our clients regard as significant.

        In addition, despite system redundancy and security measures, our systems and operations are vulnerable to damage or interruption from:

  •
  power loss, transmission cable cuts and other telecommunications failures;
  •
  damage or interruption caused by fire, earthquake, and other natural disasters;
  •
  attacks by hackers or nefarious actors;
  •
  computer viruses or software defects; and
  •
  physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorist attacks and other events beyond our control.

        If we encounter a business interruption, if we fail to effectively maintain our information systems, if we find that the information we rely upon to run our businesses is inaccurate or unreliable, if it takes longer than we anticipate to complete required upgrades, enhancements or integrations, or if our business continuity plans and business interruption insurance do not effectively compensate on a timely basis, we could suffer operational disruptions, loss of existing clients, difficulty in attracting new clients or in implementing our growth strategies, problems establishing appropriate pricing, disputes with clients, civil or criminal penalties, regulatory problems, increases in administrative expenses, loss of our ability to produce timely and accurate financial and other reports, or other adverse consequences, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

The federal government may limit or prohibit the outsourcing of certain programs or may refuse to grant consents and/or waivers necessary to permit private entities, such as us, to perform certain elements of government programs; or other state or federal limitations on our outsourcing of work or vendor use may obstruct cost-effective performance of our contracts.

        The federal government could limit or prohibit private contractors like us from operating or performing elements of certain government programs. State or local governments could be required to operate such programs with government employees as a condition of receiving federal funding. Moreover, under current law, in order to privatize certain functions of government programs, the federal government must grant a consent and/or waiver to the petitioning state or local agency. If the federal government does not grant a necessary consent or waiver, the state or local agency will be unable to outsource that function to a private entity, such as us. This situation could eliminate a contracting opportunity or reduce the value of an existing contract. Similarly, other state or federal limitations on outsourcing certain types of work to vendors that supplement our own workforce could make it more difficult for us to fulfill our contracts in a cost-effective manner. For example, there is increasing pressure from an expanding number of sources to prohibit the use of off-shore labor, particularly on government contracts. Intensified restrictions of this type or associated penalties could raise our costs of doing business, increase the prices we must charge to clients to realize a profit, and eliminate or significantly reduce the value of existing contracts or potential contract opportunities.

We may be precluded from bidding and performing certain work due to other work we currently perform.

        Various laws, regulations and administrative policies prohibit companies from performing work for government agencies that might be viewed to create an actual or perceived conflict of interest. These factors may limit our ability to pursue and perform certain types of work. In particular, CMS has strict conflict of interest requirements, which can limit our bidding for specific work for CMS. State governments also have conflict of interest requirements that could limit our ability to bid for certain work. Conflict of interest requirements constantly change at the federal, state and municipal levels and we cannot assure you that we will be successful in securing new business for entities for which we are currently conducting or have conducted services. If we are prevented from expanding our business due to conflicts of interest, our business could be adversely affected.

We may not be able to realize the entire book value of goodwill and other intangible assets from acquisitions.

        As of December 31, 2011, we have approximately $361.8 million of goodwill and $132.7 million of intangible assets. We assess goodwill and other intangible assets at least annually for impairment in the second quarter of each year, or more frequently if certain events or circumstances warrant. In the event that the book value of goodwill is impaired, any such impairment would be charged to earnings in the period of impairment. We cannot assure you that future impairment of goodwill will not have a material adverse effect on our business, financial condition, results of operations and cash flow.

Our success may depend on the continued service and availability of key personnel and we may be unable to attract and retain sufficient qualified personnel to properly operate our business.

        The ability of our executive officers and our senior managers to generate business and execute projects successfully is important to our success. Our President and Chief Executive Officer, William C. Lucia, has over 15 years' experience working across the range of our product and service offerings and together with our other executive officers, has led much of our recent growth. We believe that the depth of our executive officers' healthcare industry knowledge and experience and specifically the years they have spent working for us, has enabled them to create the business strategy that has been critical to our success. In addition, our success requires that we attract, develop, motivate and retain experienced and innovative executive officers; senior managers who have successfully managed or designed government services programs or who have relevant experience in other sectors of the data management or healthcare industry and information technology professionals who have designed or implemented complex information technology projects. Innovative, experienced and technologically proficient individuals are in great demand and are likely to remain a limited resource. We cannot assure you that we will be able to continue to attract and retain desirable executive officers and senior managers. The loss of the services of one or more of our key employees or the loss of significant numbers of senior managers or information technology professionals could adversely affect our business, financial condition, results of operations and cash flow.

Our ability to execute on contracts is dependent on our ability to attract and retain qualified employees.

        Our delivery of services is labor-intensive. When we are awarded a contract, we must quickly hire project leaders, case management personnel and other personnel with the specific qualifications required by our contracts. The additional staff also creates a concurrent demand for increased administrative personnel. Our ability to maintain our productivity and profitability is limited by our ability to recruit, employ, train and retain the skilled personnel necessary to fulfill our requirements under our contracts. The success of recruitment and retention strategy depends on a number of factors, including the competitive demands for employees having the skills we need and the level of compensation required to hire and retain such employees. We cannot assure you that we will be able to recruit the appropriate personnel in the timeframe required to fulfill our contractual obligations, that we will be successful in maintaining the personnel necessary to operate efficiently and support our business or that if our recruitment and retention strategies are successful, that our labor costs will not increase significantly. Our inability to hire sufficient personnel on a timely basis and without significantly increasing our labor costs could adversely affect our business, financial condition, results of operations and cash flow.

Our health insurance coverage and self-insurance reserves may not cover future claims.

        We maintain various insurance policies for employee health, worker's compensation, general liability and property damage. We are self-insured for our health plans, and have purchased a fully-insured stop loss policy to help offset our liability for both individual and aggregate claim costs. We are also responsible for losses up to a certain limit for worker's compensation, general liability and property damage insurance.

        For policies under which we are responsible for losses, we record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances. Our significant growth rate could affect the accuracy of estimates based on historical experience. Should a greater amount of claims occur compared to what was estimated or medical costs increase beyond what was expected, our accrued liabilities might not be sufficient and we may be required to record additional expense. Unanticipated changes may also produce materially different amounts of expense than reported under these programs, which could adversely impact our results of operations.

Risks Related to Our Common Stock

The market price of our common stock may be volatile.

        The market price of our common stock has fluctuated widely and may continue to do so. For example, during the 52-week period ended February 17, 2012, the closing price of our common stock on the NASDAQ Global Select market ranged from a high of $34.50 per share, to a low of $20.32 per share. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. Some of these factors are:

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

        In addition, the stock market often experiences significant price and volume fluctuations. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company's stock drops significantly, shareholders often institute securities class action litigation against that company. Any litigation against us could cause us to incur substantial costs, divert the time and attention of our management and other resources, or otherwise harm our business.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our New York City corporate headquarters consists of approximately 87,500 square feet of leased space, of which 35,000 square feet is subleased to other occupants. If not renewed, the lease for our corporate headquarters will expire in May 2013. In June 2010, we purchased the 223,000 square foot office building in Irving, Texas that houses the primary center for our operational activities. We currently occupy approximately 186,000 square feet of the building. As of December 31, 2011, we leased approximately 332,000 square feet of office space in 41 other locations throughout the United States, the leases for which expire between 2011 and 2016. See Note 12 of the Notes to Consolidated Financial Statements for additional information about our lease commitments. In general, we believe our facilities are suitable to meet our current and reasonably anticipated needs.

Item 3.    Legal Proceedings.

        Legal proceedings to which we are a party, in the opinion of our management, are not expected to have a material adverse effect on our financial position, results of operations, or liquidity.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock is included in the NASDAQ Global Select Market, under the symbol HMSY. The table below summarizes the high and low sales prices per share for our common stock for the periods indicated, as reported on the NASDAQ Global Select Market.

	High	Low
Year ended December 31, 2011
Quarter ended December 31, 2011	$32.33	$22.45
Quarter ended September 30, 2011	$26.81	$19.77
Quarter ended June 30, 2011	$28.27	$23.87
Quarter ended March 31, 2011	$27.99	$20.85
Year ended December 31, 2010
Quarter ended December 31, 2010	$22.36	$18.45
Quarter ended September 30, 2010	$19.95	$16.86
Quarter ended June 30, 2010	$19.02	$16.43
Quarter ended March 31, 2010	$18.02	$14.37

Holders

        As of the close of business on February 17, 2012, there were 409 holders of record of our common stock.

Dividends

        We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Our current intention is to retain earnings to support the future growth of our business.

        In addition, our Credit Agreement restricts our ability to make certain payments or distributions with respect to our capital stock, including cash dividends to our shareholders. These restrictions are described in more detail in Item 7, under "Business Overview" and in Note 7 of the Notes to Consolidated Financial Statements.

Comparative Stock Performance Graph

        The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholders return of the NASDAQ Composite Index, the NASDAQ Computer and Data Processing Index and the NASDAQ Health Services Index assuming an investment of $100 on December 31, 2006 and the reinvestment of dividends through fiscal year ended December 31, 2011.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
HMS Holdings Corp.	100.00	219.21	208.05	321.39	427.52	633.27
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
NASDAQ Computer & Data Processing	100.00	120.54	69.01	109.41	121.08	118.17
NASDAQ Health Services	100.00	108.32	79.23	89.61	92.33	77.63

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

Item 6.    Selected Financial Data.

        The following table sets forth selected consolidated financial data at and for each of the five fiscal years in the period ended December 31, 2011. It should be read in conjunction with the Consolidated Financial Statements and Supplementary Data thereto, included in Item 8 of this Annual Report and Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Annual Report.

	Year ended December 31,
	2011	2010	2009	2008	2007
Statement of Operations Data:
(in thousands, except per share data)
Revenue	$363,826	$302,867	$229,237	$184,495	$146,651
Operating expenses	282,955	236,123	177,369	147,765	118,370

Operating income	80,871	66,744	51,868	36,730	28,281
Interest expense	(605)	(94)	(1,080)	(1,491)	(2,207)
Interest income	65	94	226	719	475
Other Income, net	632	(69)	—	—	—

Income before income taxes	80,963	66,675	51,014	35,958	26,549
Income tax expense	33,178	26,583	20,966	14,583	11,593

Net income	$47,785	$40,092	$30,048	$21,375	$14,956

Net Income Per Common Share:
Basic net income per common share
Net income per common share—Basic	$0.56	$0.49	$0.38	$0.28	$0.21

Diluted net income per common share
Net income per common share—Diluted	$0.55	$0.47	$0.36	$0.27	$0.19

Weighted average shares:
Basic	84,588	81,762	78,330	75,144	71,712

Diluted	87,444	85,375	82,862	80,448	78,747

	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data
(in thousands)
Cash and cash equivalents	$97,003	$94,836	$64,863	$49,216	$21,275
Working capital	$169,862	$147,546	$113,967	$70,753	$37,110
Total assets	$861,951	$352,905	$270,644	$222,513	$188,100
Term loan, less current portion	$332,500	—	—	$11,025	$17,325
Shareholders' equity	$391,237	$307,638	$238,293	$178,362	$138,749

        Financial Highlights should be read with the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

        The following discussions and analysis of our financial condition and results of operations should be read in conjunction with the other sections of this Annual Report, including the Consolidated Financial Statements and Supplemental Data thereto appearing in Part II, Item 8 of this Annual Report, the Risk Factors appearing in Part I, Item 1A of this Annual Report and the disclaimer regarding forward-looking statements appearing at the beginning of Part I, Item 1 of this Annual Report. Historical results set forth in Part II, Item 6, Item 7 and Item 8 of this Annual Report should not be taken as necessarily indicative of our future operations.

Critical Accounting Policies

        Revenue Recognition:    We provide products and services under contracts that contain various fee structures, including fixed fee and contingency fee based arrangements. We recognize revenue when a contract exists, products or services have been provided to the client, the fee is fixed and determinable, and collectability is reasonably assured. In addition, we have some contracts with the federal government which are cost-plus or time and material based. Revenue on cost-plus contracts is recognized based on costs incurred plus an estimate of the negotiated fee earned. Revenue on time and materials contracts is recognized based on hours worked and expenses incurred.

        Where contracts have multiple deliverables, we evaluate these deliverables at the inception of each contract and as each item is delivered. As part of this evaluation, we (i) consider whether a delivered item has value to a client on a stand-alone basis; (ii) use the vendor specific objective evidence (VSOE) of selling price or third party estimate (TPE) of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, the company uses best estimated selling price for that deliverable; and (iii) allocate revenue to each non-contingent element based upon the relative selling price of each element. Revenue allocated to each element is then recognized based upon when the basic four revenue recognition criteria are met for each element. Arrangements, including implementation and transaction related revenue, are accounted for as a single unit of accounting. Since implementation services do not carry a standalone value, the revenue relating to these services is recognized over the term of the client contract to which it relates.

        In addition, some of our contracts may include client acceptance provisions. Formal client sign-off is not always necessary to recognize revenue, provided we objectively demonstrate that the criteria specified in the acceptance provision are satisfied. Due to the range of products and services that we provide and the differing fee structures associated with each type of contract, we may recognize revenue in irregular increments.

        Expense Classifications:    Our cost of services in our Consolidated Statements of Income is presented in the seven categories set forth below. Each category of cost excludes costs relating to selling, general and administrative functions, which are presented separately as a component of total operating expenses. A description of the primary costs included in each cost of service category is provided below:

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

        Accounting for Income Taxes:    We file income tax returns with the federal government and various states jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2008. HDI's 2009 federal tax return is currently being examined by the Internal Revenue Service.

        There was no change in our valuation allowance of $0.1 million at December 31, 2011, which relates to certain state net operating losses, or NOLs. There is sufficient doubt about our ability to utilize these NOLs that it is more likely than not that these state NOLs are not realizable.

        At December 31, 2011 and 2010, we had approximately $1.3 million and $1.4 million of net unrecognized tax benefits, respectively, for which there is uncertainty about the allocation and apportionment impacting state taxable income. We do not expect any significant change in unrecognized tax benefits during the next twelve months. We have recognized interest accrued related to unrecognized tax benefits in interest expense and penalties in tax expense. The accrued liabilities related to uncertain tax positions was $0.5 million at December 31, 2011 and 2010.

        Valuation of long lived and intangible assets and goodwill:    We assess goodwill and other intangible assets at least annually for impairment in the second quarter of each year, or more frequently if certain events or circumstances warrant. We test goodwill for impairment at the reporting unit level. We make certain judgments and assumptions in allocating cost to assets and liabilities to determine carrying values for our reporting unit. Impairment testing is performed in two steps: (i) we determine impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, we measure the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The impairment test for intangible assets encompasses calculating a fair value of an intangible asset and comparing the fair value to its carrying value. If the carrying value exceeds the fair value, impairment is recorded.

        Testing goodwill for impairment requires us to estimate fair values of reporting units using significant estimates and assumptions. The assumptions made will impact the outcome and ultimate results of the testing. We use industry accepted valuation models and set criteria that are reviewed and approved by various levels of management and, in certain instances, we engage third-party valuation specialists for advice. To determine the fair value of the reporting unit, we generally use the income approach.

        Under the income approach, we determine fair value using a discounted cash flow method, projecting future cash flows of each reporting unit, as well as a terminal value, and discounting such cash flows at a rate of return that reflects the relative risk of the cash flows. The key estimates and factors used in this approach include, but are not limited to, revenue growth rates and profit margins based on internal forecasts and the weighted average cost of capital used to discount future cash flows.

        To determine fair value of other intangible assets, we use the income approach. Intangible assets' fair values require significant judgments in determining both the assets' estimated cash flows as well as the appropriate discount rates applied to those cash flows to determine fair value. Changes in such estimates or the application of alternative assumptions could produce significantly different results.

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

        Estimating valuation allowances and accrued liabilities, such as bad debt:    The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reported period. In particular, management must make estimates of the probability of collecting our accounts receivable. When evaluating the adequacy of the allowance for doubtful accounts, management reviews our accounts receivable based on an analysis of historical bad debts, client concentrations, client credit-worthiness, current economic trends and changes in our client payment terms. As of December 31, 2011 and 2010, the accounts receivable balance was $112.5 million and $75.1 million, respectively, net of allowance for doubtful accounts of $1.2 million and $0.8 million, respectively.

        Stock-based Compensation:    We grant stock options to purchase our common stock, restricted stock awards and restricted stock units to our employees and directors. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. Stock options granted under the 1999 Long Term Incentive Stock Plan, or the 1999 Plan, the Fourth Amended and Restated 2006 Stock Plan, or the 2006 Stock Plan, the HealthDataInsights Inc. Amended 2004 Stock Option and Stock Issuance Plan, or the HDI 2004 Stock Plan and the HDI Holdings, Inc. Amended 2011 Stock Option and Stock Issuance Plan, or the HDI 2011 Stock Plan, generally vest over a one to four year period. The restricted stock awards and restricted stock units granted under our 2006 Stock Plan vest over a three to five year period and the related stock-based compensation expense is ratably recognized over those same time periods.

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

        Use of estimates:    We prepare our Consolidated Financial Statements in accordance with U.S. GAAP. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we have discussed further above. We have reviewed our critical accounting policies and estimates with the Audit Committee of our Board of Directors.

        The policies described above are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP, with no need for management's judgment in their application. There are also areas in which the audited consolidated financial statements and notes thereto included in this Form 10-K contain accounting policies and other disclosures required by U.S. GAAP.

Business Overview

        We are managed and operate as one business, with a single management team that reports to the chief executive officer. We do not operate separate lines of business with respect to any of our product lines.

        We provide cost containment services to government and private healthcare payers and sponsors. Our services ensure that healthcare claims are paid correctly, through our program integrity services, and by the responsible party, through our coordination of benefits services. Our services help clients recover amounts from liable third parties; prevent future inappropriate payments; reduce fraud, waste and abuse; and ensure regulatory compliance.

        Our clients are state Medicaid agencies, CMS, Medicaid and Medicare managed care plans, government and private employers, PBMs, child support agencies, VHA, commercial plans, and other healthcare payers.

        At December 31, 2011, our cash and cash equivalents and net working capital were $97.0 million and $169.9 million, respectively. In connection with our acquisition of HDI, we entered into a five year, revolving and term secured credit agreement, which we refer to as the Credit Agreement, with certain financial institutions and Citibank, N.A. as Administrative Agent. The Credit Agreement is guaranteed by our material subsidiaries and is supported by a security interest in all or substantially all of our, and our subsidiaries', personal property assets. The Credit Agreement, which matures in December 2016, provides for a term loan of $350 million, or the Term Loan, which was used to finance our acquisition of HDI, and a revolving credit facility in an initial amount of $100 million. As of December 31, 2011, we had not borrowed under the revolving credit facility. Under specified circumstances, the revolving credit facility can be increased by up to $150 million in additional term or revolving loan commitments.

        The interest rates applicable to both the Term Loan and the revolving credit facility are either (a) the LIBOR multiplied by a statutory reserve rate plus an interest margin ranging from 2.00% to 3.00% based on our consolidated leverage ratio or (b) a base rate plus an interest margin ranging from 1.00% to 2.00% based on our consolidated leverage ratio. Base rate is equal to the greatest of (a) Citibank's prime rate,

(b) the federal funds rate plus 0.50% and (c) the one-month LIBOR plus 1.00%. The interest rate at December 31, 2011 was 3.5625%. Including debt issuance costs and original issue discounts, the Term Loan has an effective annualized interest rate of approximately 4.8%. In addition, we are required to pay an unused commitment fee on the revolving credit facility during the term of the Credit Agreement of 0.50% per annum.

        The Credit Agreement contains certain customary affirmative and negative covenants. The Credit Agreement requires us to comply, on a quarterly basis, with certain principal financial covenants, including a maximum consolidated leverage ratio reducing from 4.00:1.00 to 3.50:1.00 over the next four years and a minimum interest coverage ratio of 3.00:1.00. We were in compliance with the required financial covenants at December 31, 2011. In addition, the Credit Agreement restricts our ability to make certain payments or distributions with respect to our capital stock, including cash dividends to our shareholders, or any payments to purchase, redeem, retire, acquire, cancel or terminate any shares of our capital stock, which we collectively refer to as restricted payments. However, we may make restricted payments (which include cash dividends) in an aggregate annual amount that does not exceed (i) $30,000,000 plus, if our consolidated leverage ratio (as defined in the Credit Agreement and calculated on a pro forma basis) is no greater than 3.00 to 1.00, plus (ii) an additional amount calculated under the Credit Agreement by reference to our then-existing excess cash flow, so long as, in any circumstance, no event of default would occur under the Credit Agreement as a result of making any such restricted payment. In addition, we may pay dividends to our shareholders in shares of our capital stock without limitation.

        Our obligations under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default including, without limitation, payment defaults, failure to perform affirmative covenants, failure to refrain from actions or omissions prohibited by negative covenants, the inaccuracy of representations or warranties, cross-defaults, bankruptcy and insolvency related defaults, defaults relating to judgments, defaults due to certain ERISA related events and a change of control default.

        The Term Loan requires scheduled quarterly principal payments of $4.4 million through December 31, 2012, $8.8 million through December 31, 2014, $21.8 million through December 31, 2015 and $43.8 million through December 16, 2016.

        As of December 31, 2011, we accrued $0.5 million of interest on the outstanding Term Loan and had paid a $19,000 commitment fee on the revolving credit facility. The loan origination fee and issuance costs of $12.7 million incurred upon consummation of the Credit Agreement have been recorded as deferred financing costs and are being amortized as other expense over the five year life of the Credit Agreement using the effective interest method. For the year ended December 31, 2011, $108,000 of the financing cost has been amortized to other expense.

        Although we expect that operating cash flows will continue to be a primary source of liquidity for our operating needs, we have the revolving credit facility, which may be used for general corporate purposes, including acquisitions, available for future cash flow needs, if necessary.

        In June 2011, we purchased a certificate of deposit in the amount of $4.8 million to collateralize an existing irrevocable standby Letter of Credit that we entered into as part of our contractual agreement with a client. The certificate of deposit is included within other non-current assets on our balance sheet.

        Our revenue has increased at an average compounded rate of approximately 32.9% per year for the last five years. Our 2011 revenue increased to $363.8 million, $60.9 million over 2010 revenue. Our growth has been attributable to our expansion of existing product offerings and acquisitions, as well as the increase in Medicaid costs, which has historically averaged approximately 8% annually. In addition, state governments have increased their use of vendors for coordination of benefits and other cost containment functions and we have been able to increase our revenue through these initiatives. Leveraging our work on behalf of state Medicaid fee-for-service programs, we began to penetrate the Medicaid managed care market in 2005, into which more Medicaid lives are being shifted. As of December 31, 2011, we served 43 state Medicaid agencies plus the District of Columbia and 137 Medicaid health plans under 66 contracts, either as the primary contractor or as a subcontractor.

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

        Since 2007, we have acquired the following companies:

  •
  Prudent Rx.  In September 2008, we purchased the assets and liabilities of Prudent Rx for $4.5 million in cash. Prudent Rx is a pharmacy audit and cost containment company based in Culver City, California. With this acquisition, we further expanded our portfolio of program integrity service offerings for government healthcare programs and managed care organizations, particularly in the pharmacy arena. Prudent Rx's key products and services include audit programs, program design and benefit management, as well as general and pharmacy systems consulting.

  •
  IntegriGuard.  In September 2009, we acquired the assets and liabilities of IntegriGuard for $5.1 million. IntegriGuard, which operates as our wholly owned subsidiary, provides services for the prevention and detection of fraud, waste and abuse in the healthcare system and is based in Omaha, Nebraska. This acquisition expanded our portfolio of program integrity service offerings for government healthcare programs, particularly Medicare.

  •
  Verify Solutions.  In December 2009, we acquired the assets and liabilities of Verify Solutions for $8.1 million. Verify Solutions specializes in dependent eligibility audit services for large, self-insured employers and is based in Alpharetta, Georgia. With this acquisition, we moved into the large and mid-market employer-based market.

  •
  Allied Management Group—Special Investigation Unit.  In June 2010, we purchased all of the common stock of AMG-SIU for a purchase price of $15.1 million, consisting of a $13.0 million initial cash payment (subsequently reduced by a working capital reduction of $0.2 million) and future contingent payments estimated and recognized as of the acquisition date at $2.3 million. The purchase price included $3.5 million held in escrow and due to the seller in three annual payments: $1.8 million in July 2011 and $875,000 in July 2012 and 2013, of which the $1.8 million for 2011 has been paid. The future contingent payments are based on AMG-SIU's financial performance for each of the twelve month periods ending June 30, 2011 and June 30, 2012 and are not subject to any cap. We did not make the 2011 contingent payment as AMG-SIU did not achieve the required financial milestone. Any contingent payment owed for the period ending June 30, 2012 is payable by September 30, 2012. The undiscounted 2012 contingent payment is currently estimated to be $2.3 million. AMG-SIU, which is based in Santa Ana, California, specializes in fraud, waste and abuse prevention and detection solutions for healthcare payers, which further strengthens our ability to service this segment of the market. The acquisition of AMG-SIU did not have a material effect on our 2010 revenue, earnings, earnings per share or liquidity.

  •
  Chapman Kelly.  In August 2010, we acquired the assets and liabilities of Chapman Kelly for a $13.0 million cash payment. Chapman Kelly, which is now part of HMS Employer Solutions, is based in Jeffersonville, Indiana, and provides dependent eligibility audits to large, self-insured employers, as well as plan and claims audits to both employers and managed care organizations. The acquisition of Chapman Kelly did not have a material effect on our 2010 revenue, earnings, earnings per share or liquidity.

  •
  HDI Holdings, Inc.  In December 2011, we purchased all of the issued and outstanding common stock of privately-held HDI for an aggregate consideration of $368.8 million, of which

    $365.0 million was cash. In connection with the acquisition, we issued replacement option awards with an aggregate fair value of $14.3 million, of which $3.8 million is attributable to the purchase price. The fair value of the replacement option awards and the amount included in the purchase price was calculated using a Black-Scholes model as of the acquisition date. These awards vest over 1-48 months and the portion not attributable to purchase price will be expensed over that same time period. In connection with the acquisition, $40.0 million of the purchase price was placed into an indemnity escrow account until the first anniversary of the closing. Based in Las Vegas, Nevada, HDI provides improper payment identification services for government and commercial health plans, and is the Medicare RAC in CMS Region D. HDI offers a comprehensive suite of claims integrity services, including complex medical reviews, automated reviews, hospital bill audits, and pharmacy audits.

Years Ended December 31, 2011 and 2010

        The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Income expressed as a percentage of revenue:

	Years ended December 31,
	2011	2010
Revenue	100.0%	100.0%

Cost of service
Compensation	34.8%	35.1%
Data processing	6.4%	5.9%
Occupancy	4.1%	4.4%
Direct project costs	11.7%	11.7%
Other operating costs	5.0%	5.5%
Amortization of intangibles	2.3%	2.1%

Total cost of services	64.3%	64.7%
Selling, general and administrative expenses	13.5%	13.3%

Total operating expenses	77.8%	78.0%

Operating income	22.2%	22.0%
Interest expense	(0.2)%	—
Other income/(expense), net	0.2%	(0.1)%
Interest income	—	—

Income before income taxes	22.2%	21.9%
Income taxes	(9.1)%	(8.8)%

Net income	13.1%	13.1%

Operating Results

        Revenue for the year ended December 31, 2011 was $363.8 million, an increase of $60.9 million, or 20.1%, from revenue of $302.9 million for the year ended December 31, 2010. This increase reflects the organic growth in existing client accounts of $44.7 million, together with changes in the yield and scope of those client projects and differences in the timing of when client projects were completed in the current year compared to the prior year. Revenue generated by HDI was $2.2 million. Revenue generated by AMG-SIU, which we acquired in 2010, was $3.8 million, an increase of $2.1 million over the prior year. Revenue generated by HMS Employer Solutions (which is the aggregate of the businesses we acquired with Chapman Kelly and Verify Solutions) was $7.2 million, an increase of $4.0 million over the prior year. Revenue from 19 new clients for whom there was no revenue in the prior year was $8.1 million. These increases were partially offset by a decrease of $0.2 million as a result of expired contracts.

        Compensation expense as a percentage of revenue was 34.8% for the year ended December 31, 2011, compared to 35.1% for the prior year. Compensation expense was $126.6 million for 2011, an increase of $20.2 million, or 19.0%, from the prior year compensation expense of $106.4 million. This increase reflects $15.7 million in additional salary expense, $3.7 million in additional expense related to employee benefits and $0.8 million in additional variable compensation. For the year ended December 31, 2011, we averaged 1,659 employees, a 19.7% increase over the year ended December 31, 2010, during which we averaged 1,386 employees. This increase reflects the addition of over 400 HDI employees in December 2011 and the addition of staff in the areas of client support, technical support and operations during 2011.

        Data processing expense as a percentage of revenue was 6.4% for the year ended December 31, 2011, compared to 5.9% for the prior year. Data processing expense was $23.1 million for 2011, an increase of $5.1 million, or 28.5%, from the prior year data processing expense of $18.0 million. Improvements to our technology infrastructure and the requirement for higher transaction capacity resulted in higher expenses in 2011. This increase reflects $2.4 million in additional software related costs, a $2.2 million increase for hardware related costs and hosted environments and a $0.5 million increase in data communications and related costs.

        Occupancy expense as a percentage of revenue was 4.1% for the year ended December 31, 2011, compared to 4.4% for the prior year. Occupancy expense was $15.1 million for 2011, an increase of $1.8 million, or 13.0%, from the prior year occupancy expense of $13.3 million. Occupancy expense primarily relates to the costs associated with our Irving, Texas facility, which contributed $1.2 million of the increase. Equipment maintenance and depreciation increased by $0.4 million, and both utilities expense and rent expense increased by $0.1 million.

        Direct project expense as a percentage of revenue was 11.7% for both the year ended December 31, 2011 and the prior year. Direct project expense for 2011 was $42.5 million, an increase of $7.0 million, or 19.8%, from the prior year direct project expense of $35.5 million. This increase resulted primarily from a $3.1 million increase for temporary help, a $1.5 million increase in subcontractor expenses primarily driven by new projects and revenue increases, a $1.0 million increase for data conversion and data expenses, a $0.5 million increase for postage and delivery expense, a $0.4 million increase for printing expenses, a $0.3 million increase for bad debt expense, and a $0.2 million increase for travel in support of customer projects.

        Other operating expenses as a percentage of revenue were 5.0% for the year ended December 31, 2011, compared to 5.5% for the prior year. Other operating expenses for 2011 were $18.1 million, an increase of $1.6 million, or 9.3%, from the prior year expense of $16.5 million. This increase resulted from a $0.7 million increase in employee related expenses, including relocation and training expenses, a $0.6 million increase in professional fees, including consulting, subcontractors and temporary help, a $0.3 million increase for travel expenses, a $0.3 million increase related to various HDI expenses, and a $0.2 million increase for printing costs. Partially offsetting these increases was a decrease of $0.5 million in the estimated value of the AMG-SIU contingent payment.

        Amortization of acquisition-related software and intangibles as a percentage of revenue was 2.3% for the year ended December 31, 2011, compared to 2.1% for the prior year. Amortization of acquisition-related software and intangibles expense for 2011 was $8.5 million, an increase of $2.3 million, or 35.9%, compared to the prior year expense of $6.2 million. This expense consists primarily of amortization of client relationships, trade names and software. The increase in amortization of acquisition-related software and intangibles expense for 2011 is a result of a full year of amortization for our 2010 acquisitions of AMG-SIU and Chapman Kelly, and our acquisition of HDI in December 2011.

        Selling, general and administrative expenses as a percentage of revenue were 13.5% for the year ended December 31, 2011, compared to 13.3% for the prior year. Selling, general and administrative expenses for 2011 were $49.2 million, an increase of $9.0 million, or 22.3%, compared to the prior year expense of $40.2 million. During the year ended December 31, 2011, we averaged 122 employees in the sales, general and administrative group, a 5.2% increase over our average of 116 employees in that group during the year ended December 31, 2010. Transaction costs increased by $4.5 million compared to prior year expense due to the acquisition of HDI. Other expenses increased by $2.9 million, of which $2.0 million related to an increase in professional fees, primarily consisting of consulting and legal fees, $0.6 million related to employee training, $0.2 million related to travel expense, and $0.1 million related to insurance. Data processing expense increased by $1.6 million related to disaster recovery costs, software costs and equipment costs. Compensation increased by $0.3 million compared to the prior year period, offset by a $0.3 million decrease in occupancy costs.

        Operating income for the year ended December 31, 2011 was $80.9 million, or 22.2% of revenue, compared to $66.7 million, or 22.0% of revenue, for the prior year. This increase was primarily the result of increased revenue together with economies of scale realized during the year ended December 31, 2011.

        Interest expense was $0.6 million for the year ended December 31, 2011 compared to $0.1 million for the same period in 2010. Interest expense represents borrowings under our Term Loan, commitment fees for our Credit Agreement and issuance fees for our Letter of Credit. The increase of $0.5 million compared to the prior year period represents interest on our Term Loan for the latter half of December 2011. Other income of $0.6 million represents $0.7 million of tenant rental income from our office building in Irving, Texas, which was purchased in June 2010 and tenant-occupied for only a portion of that year, partially offset by $0.1 million of amortization of deferred financing costs. Interest income was $65,000 for the year ended December 31, 2011, compared to interest income of $94,000 for the year ended December 31, 2010, principally due to lower interest rates, which were partially offset by higher cash balances.

        Income tax expense of $33.2 million was recorded for the year ended December 31, 2011, an increase of $6.6 million compared to the same period in 2010. Our effective tax rate increased to 41.0% in 2011 from 39.9% for the year ended December 31, 2010, primarily due to permanent differences and a change in state apportionments. The principal difference between the statutory tax rate and our effective tax rate is state taxes.

        During 2011, we utilized $31.4 million in tax deductions arising from 2011 stock option exercises, which resulted in an excess tax benefit of $12.1 million that was recorded to capital with an offsetting reduction to taxes payable.

        Net income of $47.8 million for the year ended December 31, 2011 represents an increase of $7.7 million over net income for the same period in 2010 of $40.1 million.

Years Ended December 31, 2010 and 2009

        The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Operations expressed as a percentage of revenue:

	Year ended December 31,
	2010	2009
Revenue	100.0%	100.0%

Cost of service
Compensation	35.1%	33.7%
Data processing	5.9%	6.0%
Occupancy	4.4%	4.7%
Direct project costs	11.7%	12.4%
Other operating costs	5.5%	6.1%
Amortization of intangibles	2.1%	2.2%

Total cost of services	64.7%	65.1%
Selling general and administrative expenses	13.3%	12.3%

Total operating expenses	78.0%	77.4%

Operating income	22.0%	22.6%
Interest expense	0.0%	(0.5)%
Other income/(expense), net	(0.1)%	0.0%
Interest income	0.0%	0.1%

Income before income taxes	21.9%	22.2%
Income taxes	(8.8)%	(9.1)%

Net income	13.1%	13.1%

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

        Compensation expense as a percentage of revenue was 35.1% for the year ended December 31, 2010, compared to 33.7% for the prior year. Compensation expense was $106.4 million for 2010, an increase of $29.2 million, or 37.8%, from the prior year compensation expense of $77.2 million. This increase reflects $21.8 million in additional salary expense, $6.0 million in additional expense related to employee benefits and $1.4 million in additional variable compensation. For the year ended December 31, 2010, we averaged 1,386 employees, a 41.4% increase over the year ended December 31, 2009, during which we averaged 980 employees. This increase reflects the addition of new staff as a result of our acquisitions of AMG-SIU and Chapman Kelly during the second and third quarters of 2010, respectively and the addition of staff in the areas of client support, technical support and operations during 2010.

        Data processing expense as a percentage of revenue was 5.9% for the year ended December 31, 2010, compared to 6.0% for the prior year. Data processing expense was $18.0 million for 2010, an increase of $4.3 million, or 31.2%, from the prior year data processing expense of $13.7 million. Revenue growth as well as acquisitions drove the need for increased capacity in our data processing environment. This increase reflects $2.6 million in additional software related costs, a $1.1 million increase for data communications and data costs due to the growth of our business, including the number of field offices and employees and a $0.6 million increase in hardware maintenance and related costs.

        Occupancy expense as a percentage of revenue was 4.4% for the year ended December 31, 2010, compared to 4.7% for the prior year. Occupancy expense was $13.3 million for 2010, an increase of $2.4 million, or 22.5%, from the prior year occupancy expense of $10.9 million. Rent expense increased $1.3 million in connection with our acquisitions of IntegriGuard, Verify Solutions, AMG-SIU and Chapman Kelly. Other increases included a $0.8 million increase in depreciation of furniture and fixtures, leasehold improvements, office and telephone equipment, a $0.7 million increase in utilities and telephone expense and a $0.5 million increase in equipment expense, rental and maintenance, primarily for photocopy and mail machines. These increases were partially offset by a decrease of $0.6 million relating to the write off of accrued rent liabilities following our purchase of the office building in Irving, Texas. All other occupancy expenses decreased by $0.3 million.

        Direct project expense as a percentage of revenue was 11.7% for the year ended December 31, 2010, compared to 12.4% for the prior year. Direct project expense for 2010 was $35.5 million, an increase of $7.1 million, or 25.0%, from the prior year direct project expense of $28.4 million. This increase resulted primarily from a $2.6 million increase in subcontractor expenses primarily driven by new projects and revenue increases, a $1.4 million increase for temporary help, consultants and marketing partners, a $1.3 million increase for lockbox, postage and delivery expense, a $0.6 million increase for data conversion services. Travel in support of client projects increased $0.4 million, project-specific software expense increased by $0.2 million, bad debt expense increased by $0.2 million, and all other project expenses increased by $0.4 million. Direct project expense increased at a rate lower than revenue growth due to the composition of the revenue from our acquisitions which has a lower cost component.

        Other operating expenses as a percentage of revenue were 5.5% for the year ended December 31, 2010, compared to 6.1% for the prior year. Other operating expenses for 2010 were $16.5 million, an increase of $2.5 million, or 17.8%, from the prior year expense of $14.0 million. This increase resulted from a $1.5 million increase in professional fees, including consulting, subcontractors and temporary help, a $0.7 million increase for supplies, printing, postage and delivery, and $0.3 million in accretion expense related to the contingent payment for AMG-SIU.

        Amortization of acquisition-related software and intangibles as a percentage of revenue was 2.1% for the year ended December 31, 2010, compared to 2.2% for the prior year. Amortization of acquisition-related software and intangibles expenses for 2010 was $6.2 million, an increase of $1.1 million, or 22.7%, compared to the prior year expense of $5.1 million. This expense consists primarily of amortization of client relationships, trade names and software. The increase in amortization of acquisition-related software and intangibles expense compared to last year is a result of our acquisitions of IntegriGuard, Verify Solutions, AMG-SIU and Chapman Kelly.

        Selling, general and administrative expenses as a percentage of revenue were 13.3% for the year ended December 31, 2010, compared to 12.3% for the prior year. Selling, general and administrative expenses for 2010 were $40.2 million, an increase of $12.1 million, or 43.0%, compared to the prior year expense of $28.1 million. During the year ended December 31, 2010, we averaged 116 employees in the sales, general and administrative group, a 58.9% increase over our average of 73 employees in that group during the year ended December 31, 2009. Compensation increased by $7.9 million due to a $4.5 million increase due to headcount additions and annual salary increases, a $1.1 million increase due to fringe benefits, a $1.2 million increase in stock compensation expense and a $1.1 million increase for variable compensation. Other expenses increased by $3.6 million, of which $2.1 million related to increased professional fees, consisting of accounting fees, acquisition-related transaction fees, public company costs and consulting fees, $0.6 million related to increased recruiting and training expenses, $0.5 million related to increased travel expenses, $0.2 million related to increased insurance costs, and $0.2 million related to increased supplies and other office expenses. Data processing expenses increased by $0.4 million and occupancy expenses increased by $0.2 million.

        Operating income for the year ended December 31, 2010 was $66.7 million, or 22.0% of revenue, compared to $51.9 million, or 22.6% of revenue, for the prior year. This increase was primarily the result of increased revenue, which was partially offset by incremental operating costs incurred during the year ended December 31, 2010.

        Interest expense was $0.1 million for the year ended December 31, 2010 compared to $1.1 million for the same period in 2009. For the year ended December 31, 2010, interest expense represents commitment fees for our Credit Agreement and issuance fees for our Letter of Credit. For the year ended December 31, 2009, interest expense was attributable to borrowings under the Term Loan, amortization of deferred financing costs, commitment fees for our Credit Agreement and issuance fees for our Letter of Credit. Other expenses of $69,000 related to the acquisition of the office building in Irving, Texas. We did not incur any real estate expense in the prior period. Interest income was $94,000 for the year ended December 31, 2010, compared to interest income of $226,000 for the year ended December 31, 2009, principally due to lower interest rates, which were partially offset by higher cash balances.

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

        During 2010, we utilized $32.4 million in tax deductions arising from 2010 stock option exercises, which resulted in an excess tax benefit of $12.6 million that was recorded to capital with an offsetting reduction to taxes payable.

        Net income of $40.1 million for the year ended December 31, 2010 represents an increase of $10.1 million over net income for the same period in 2009 of $30.0 million.

Off-Balance Sheet Arrangements

        Other than our Letter of Credit, we do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

        This data should be read in conjunction with our Consolidated Statements of Cash Flows.

	December 31,
(In thousands)	2011	2010
Cash and cash equivalents	$97,003	$94,836
Working Capital	$169,862	$147,546

        A summary of our cash flows is as follows:

	December 31,
(In thousands)	2011	2010
Net cash provided by operating activities	$56,729	$61,925
Net cash used for investing activities	$(375,721)	$(53,661)
Net cash provided by financing activities	$321,159	$21,709
Net increase in cash and cash equivalents	$2,167	$29,973

        Going forward, we believe that our cash generating capability and financial condition, together with our revolving credit facility will be adequate to meet our operating, investing and financing needs. Our principal source of cash has been our Term Loan and cash flow from operations. The primary uses of cash are compensation expenses, data processing, direct project costs and selling, general and administration expenses. Other sources of cash are proceeds from exercise of stock options and tax benefits associated with stock option exercises. We expect that operating cash flows will continue to be a primary source of liquidity for our operating needs. There are currently no loans outstanding under the revolving credit facility of the Credit Agreement.

        We rely on operating cash flows and cash and cash equivalent balances to provide for our liquidity requirements. We believe that we have the ability to obtain both short-term and long-term loans to meet our financing needs for the foreseeable future. Due to our significant operating cash flows, access to capital markets and available term and revolving loans under the Credit Agreements, we continue to believe that we have the ability to meet our liquidity needs for the foreseeable future, which include:

  •
  The working capital requirements of our operations;

  •
  Investments in our business;

  •
  Business-development activities;

  •
  Repayment of our Term Loan.

  Cash Flows from Operating Activities

        Net cash provided by operating activities for the year ended December 31, 2011 was $56.7 million, a $5.2 million decrease over net cash provided by operating activities of $61.9 million for the year ended December 31, 2010. This decrease was primarily attributable to an increase in accounts receivable.

  Cash Flows from Investing Activities

        Net cash used in investing activities for the year ended December 31, 2011 was $375.7 million, a $322.0 million increase over net cash used in investing activities of $53.7 million for the year ended December 31, 2010. This increase was primarily attributable to the increase in acquisition activities during the period.

  Cash Flows from Financing Activities

        Net cash provided by financing activities for the year ended December 31, 2011 was $321.2 million, a $299.5 million increase over net cash provided by financing activities of $21.7 million for the year ended December 31, 2010. This increase was primarily attributable to the proceeds of the Term Loan. The term loan requires us to comply with various financial reporting and other covenants and restrictions including a restriction on dividend payments.

        The number of days sales outstanding as of December 31, 2011 increased to 92 days from 78 days at December 31, 2010. The increase was primarily associated with an increase in accounts receivable balances related to the timing of our receipt of payment from several of our clients.

        Operating cash flows could be adversely affected by a decrease in demand for our services or if contracts with our largest clients are cancelled. The majority of our client relationships have been in place for several years, as a result, we do not expect any decrease in the demand for our services in the near term.

Contractual Obligations

        The following tables represent the scheduled maturities of our contractual cash obligations and other commitments at December 31, 2011 (in thousands):

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases(2)	$25,594	$12,927	$11,967	$700	$—
Term loan(3)	350,000	17,500	157,500	175,000	—
Interest expense(4)	46,881	12,948	30,069	3,864	—
Commitment fee(5)	2,570	562	1,520	488	—

Total	$425,045	$43,937	$201,056	$180,052	$—

(1)
Performance based milestone payments relating to our acquisition of AMG-SIU have not been included in the table due to the uncertainty of achieving the future financial performance targets. In the event that the future performance targets are met, the resulting aggregate milestone payment obligation would be approximately $2.3 million in 2012.

(2)
Represents the future minimum lease payments under non-cancelable operating leases. In addition to minimum rent, certain of our leases require the payment for insurance, maintenance and other costs. These costs have historically represented approximately 3 to 6 percent of the minimum rent amount. These additional amounts are not included in the table of contractual obligations as the timing and/or amounts of such payments are unknown.

(3)
Represents scheduled repayments of principal on the Term Loan under the terms of the Credit Agreement. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding the Credit Agreement.

(4)
Represents estimates of amounts due on Term Loan based on the interest rate as of December 31, 2011 and on scheduled repayments of principal. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding the Credit Agreement.

(5)
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

        We have entered into lease and sublease arrangements for some of our facility obligations and expect to receive the following rental payments in connection with those arrangements (in thousands):

	Payments Expected In
Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
$3,587	$1,824	$1,763	$—	$—

        On May 28, 1997 the Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not to exceed $10.0 million. On February 24, 2006, our Board of Directors increased the aggregate purchase price to an amount not to exceed $20.0 million. During the years ended December 31, 2011, 2010 and 2009, we did not repurchase any shares of our common stock. Since the inception of the repurchase program, we have repurchased 4,988,538 shares of our common stock for an aggregate purchase price of $9.4 million.

        In June 2011, we purchased a certificate of deposit in the amount of $4.8 million to collateralize an existing irrevocable standby Letter of Credit that we entered into as part of our contractual agreement with a client. The certificate of deposit is included within other current assets on our balance sheet.

Recent Accounting Pronouncements

        In May 2011, the FASB issued authoritative accounting guidance for updates on Fair Value Measurements, specifically, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update amends Accounting Standards Codification, or ASC, Topic 820, "Fair Value Measurement and Disclosure," clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This authoritative guidance is effective for annual and interim reporting periods beginning on or after December 15, 2011. This new guidance is to be adopted prospectively and early adoption is not permitted. We do not believe that adoption of this guidance will have a material effect on our consolidated financial statements.

        In June 2011, the FASB issued Accounting Standards Update, or ASU, No. 2011-05 for the presentation of comprehensive income thereby amending ASC 220, Comprehensive Income. The amendment requires that all non-owner changes in shareholder's equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment is effective for fiscal years beginning after December 15, 2011 and should be applied retrospectively. We do not believe that adoption of this guidance will have a material effect on our consolidated financial statements.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        At fiscal year-end 2011, we were not a party to any derivative financial instruments. We conduct all of our business in U.S. currency and hence do not have direct foreign currency risk. We are exposed to changes in interest rates, primarily with respect to the Term Loan under the Credit Agreement. If the effective interest rate for all of our variable rate debt were to increase by 100 basis points (1%), our annual interest expense would increase by a maximum of $3.5 million based on the debt balances outstanding at December 31, 2011. Further, we currently invest substantially all of our excess cash in short-term investments, primarily money market accounts, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact our interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of borrowings or excess cash balances. We do not consider this risk to be material. We manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

Item 8.    Financial Statements and Supplementary Data.

        The information required by Item 8 is found on pages 52 to 78 of this Annual Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

        As required by Rule 13a-15(b) under the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management's Report on Internal Control Over Financial Reporting

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

        In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

        We have excluded from our assessment the effectiveness of the internal control over financial reporting of HDI Holdings, Inc. and its subsidiary, or HDI, which we acquired on December 16, 2011. Internal control over financial reporting related to HDI is associated with total net assets of approximately

$18.1 million and total revenues of $2.2 million included in our consolidated financial statements as of and for the year ended December 31, 2011. Management intends to complete its assessment of the effectiveness of internal controls over financial reporting for HDI by the first anniversary of the acquisition.

        Based on this assessment, management has concluded that as of December 31, 2011, our internal control over financial reporting was effective in providing assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. GAAP.

        KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has issued an attestation report on our assessment of our internal control over financial reporting, a copy of which is appears on page 51.

Changes in Internal Control Over Financial Reporting

        Since management's last assessment of the effectiveness of our internal controls over financial reporting, which was as of September 30, 2011, we acquired privately-held HDI for an aggregate consideration of $368.8 million. HDI uses separate information and accounting systems and processes, as such this acquisition represents a material change in our internal control over financial reporting. We are in the process of reviewing and evaluating HDI's internal controls over financial reporting and integrating those controls with ours. We expect to complete this process by the first anniversary of the acquisition. As permitted by the SEC, we have elected to exclude HDI from our evaluation of the effectiveness of our internal control over financial reporting for the year ended December 31, 2011.

        With the exception of changes in connection with our acquisition of HDI described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Unless provided in an amendment to this Annual Report on Form 10-K, the following information is incorporated by reference to our 2012 Proxy Statement as follows: (i) information about our Board of Directors to the section captioned "Proposal One—Election of Directors—Our Board of Directors," (ii) information about compliance with Section 16(a) of the Exchange Act to the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance," (iii) information about our Code of Ethics to the section captioned "Corporate Governance—Code of Ethics," (iv) information regarding the procedures by which our shareholders may recommend nominees to our Board of Directors the following sections of our 2012 Proxy Statement: "Questions and Answers—Shareholder Proposals and Director Nominations" and "Corporate Governance—Director Nomination Process," (v) information about our Audit Committee, including the members of the Committee, and our Audit Committee financial expert, to the section captioned "Corporate Governance—Board Committees—Audit Committee." The balance of the information required by this item is contained in Item 1 of Part I of this Annual Report on Form 10-K under the caption "Executive Officers of HMS Holdings Corp."

Item 11.    Executive Compensation.

        Unless provided in an amendment to this Annual Report on Form 10-K, information about executive compensation and the compensation of our Board of Directors is incorporated by reference to the sections of our 2012 Proxy Statement captioned "Executive Compensation," "Director Compensation," "Corporate Governance—Compensation Committee Interlocks and Insider Participation," and "Report of the Compensation Committee."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Unless provided in an amendment to this Annual Report on Form 10-K, information about the security ownership of certain beneficial owners and management is incorporated by reference to the section of our 2012 Proxy Statement captioned "Security Ownership of Certain Beneficial Owners and Management."

Equity Compensation Plan Information

        The following table summarizes information about our equity compensation plans as of December 31, 2011. For additional information about our equity compensation plans see Note 10 of the Notes to Consolidated Financial Statements.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders(1)	6,205,434	$11.70	8,837,942
Equity compensation plans not approved by shareholders(2)	210,000	$6.13	—
HDI plans not approved by shareholders(3)	677,449	$10.92	158,612

Total	7,092,883

(1)
This includes stock options to purchase common stock granted under our 1999 Plan and the 2006 Stock Plan and restricted stock awards and restricted stock units granted under the 2006 Stock Plan.

(2)
Options outstanding under plans not approved by the shareholders include: (i) 30,000 options granted in September 2006 to four former senior executives of BSPA in connection with their joining us, (ii) 180,000 options granted in July 2007 to Walter D. Hosp, our Chief Financial Officer, under the terms of his employment agreement.

(3)
Includes options to purchase common stock granted under the HDI 2011 Stock Plan and HDI 2004 Stock Plan, which were assumed in connection with our acquisition of HDI.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        Unless provided in an amendment to this Annual Report on Form 10-K, the following information is incorporated by reference to our 2012 Proxy Statement as follows: (i) information about certain relationships and transactions with related parties to the section captioned "Certain Relationships and Related Party Transactions," and (ii) information about director independence to the section captioned "Corporate Governance—Board Determination of Independence."

Item 14.    Principal Accounting Fees and Services.

        Unless provided in an amendment to this Annual Report on Form 10-K, information about the fees for professional services rendered by our independent registered public accounting firm in 2011 and 2010 and our Audit Committee's policy on pre-approval of audit and permissible non-audit services provided by our independent registered public accounting firm is incorporated by reference to the proposal in our 2012 Proxy Statement captioned "Ratification of the Selection of Independent Registered Public Accounting Firm."

 PART IV

Item 15.    Exhibits and Financial Statement Schedules.

1.
Financial Statements.

  The financial statements are listed in the Index to Consolidated Financial Statements on page 49.

2.
Financial Statement Schedules.

  Financial Statement Schedule II—Valuation and Qualifying Accounts is set forth on page 78. All other financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

3.
Exhibits.

  The Exhibits are set forth on the Exhibit Index on page 79 and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMS Holdings Corp. (Registrant)
By:	/s/ WILLIAM C. LUCIA William C. Lucia Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: February 29, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ROBERT M. HOLSTER Robert M. Holster	Chairman, Board of Directors	February 28, 2012
/s/ WILLIAM C. LUCIA William C. Lucia	Chief Executive Officer, Director (Principal Executive Officer)	February 29, 2012
/s/ WALTER D. HOSP Walter D. Hosp	Chief Financial Officer (Principal Financial Officer)	February 29, 2012
/s/ JOSEPH M. DONABAUER Joseph M. Donabauer	Vice President & Controller (Principal Accounting Officer)	February 29, 2012
/s/ JAMES T. KELLY James T. Kelly	Director	February 29, 2012
/s/ WILLIAM F. MILLER III William F. Miller III	Director	February 29, 2012

Signatures	Title	Date

/s/ WILLIAM S. MOSAKOWSKI William S. Mosakowski	Director	February 28, 2012
/s/ ELLEN A. RUDNICK Ellen A. Rudnick	Director	February 28, 2012
/s/ BART M. SCHWARTZ Bart M. Schwartz	Director	February 28, 2012
/s/ MICHAEL A. STOCKER Michael A. Stocker, M.D.	Director	February 28, 2012
/s/ RICHARD H. STOWE Richard H. Stowe	Director	February 28, 2012

HMS HOLDINGS CORP. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
HMS Holdings Corp.:

        We have audited the accompanying consolidated balance sheets of HMS Holdings Corp. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HMS Holdings Corp. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP KPMG LLP New York, New York February 29, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
HMS Holdings Corp.:

        We have audited HMS Holdings Corp's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). HMS Holdings Corp. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, HMS Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        HMS Holdings Corp. acquired HeathDataInsights (HDI) during 2011, and management excluded HDI from its assessment of the effectiveness of HMS Holdings Corp's internal control over financial reporting as of December 31, 2011, HDI's internal control over financial reporting was associated with total net assets of $18.1 million and total revenues of $2.2 million included in the consolidated financial statements of HMS Holdings Corp. as of and for the year ended December 31, 2011. Our audit of internal control over financial reporting of HMS Holdings Corp. also excluded an evaluation of the internal control over financial reporting of HDI.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HMS Holdings Corp. as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 29, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP KPMG LLP New York, New York February 29, 2012

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$97,003	$94,836
Accounts receivable, net of allowance of $1,158 and $799 at December 31, 2011 and 2010, respectively	112,505	75,123
Prepaid expenses	6,602	5,521
Prepaid income taxes	2,418	3,533
Current portion of deferred financing costs	3,689	—
Other current assets	5,793	371
Net deferred tax asset	2,198	664

Total current assets	230,208	180,048
Property and equipment, net	127,177	44,713
Goodwill, net	361,786	107,414
Intangible assets, net	132,740	19,826
Deferred financing costs	9,203	—
Other assets	837	904

Total assets	$861,951	$352,905

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$40,546	$32,502
Contingent payables	2,300	—
Current portion of term loan	17,500	—

Total current liabilities	60,346	32,502

Long-term liabilities:
Contingent payables	—	2,573
Deferred rent	1,085	1,842
Term loan	332,500	—
Other liabilities	2,423	2,582
Deferred tax liabilities	74,360	5,768

Total long-term liabilities	410,368	12,765

Total liabilities	470,714	45,267

Shareholders' equity:
Preferred stock—$0.01 par value; 5,000,000 shares authorized; none Issued	—	—
Common stock—$0.01 par value; 125,000,000 shares authorized; 90,575,837 shares issued and 85,587,299 shares outstanding at December 31, 2011; 88,341,546 shares issued and 83,353,008 shares outstanding at December 31, 2010	906	883
Capital in excess of par value	240,241	204,450
Retained earnings	159,487	111,702
Treasury stock, at cost: 4,988,538 shares at December 31, 2011 and December 31, 2010	(9,397)	(9,397)

Total shareholders' equity	391,237	307,638

Total liabilities and shareholders' equity	$861,951	$352,905

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year ended December 31,
	2011	2010	2009
Revenue	$363,826	$302,867	$229,237

Cost of services:
Compensation	126,613	106,402	77,208
Data processing	23,118	17,997	13,717
Occupancy	15,053	13,323	10,877
Direct project costs	42,517	35,482	28,384
Other operating costs	18,054	16,515	14,019
Amortization of acquisition related software and intangibles	8,450	6,217	5,066

Total cost of services	233,805	195,936	149,271
Selling, general and administrative expenses	49,150	40,187	28,098

Total operating expenses	282,955	236,123	177,369

Operating income	80,871	66,744	51,868
Interest expense	(605)	(94)	(1,080)
Other income/(expense), net	632	(69)	—
Interest income	65	94	226

Income before income taxes	80,963	66,675	51,014
Income taxes	33,178	26,583	20,966

Net income	$47,785	$40,092	$30,048

Basic income per common share:
Net income per share—basic	$0.56	$0.49	$0.38

Diluted income per share:
Net income per share—diluted	$0.55	$0.47	$0.36

Weighted average shares:
Basic	84,588	81,762	78,330

Diluted	87,444	85,375	82,862

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(in thousands, except share amounts)

	Common stock
					Accumulated Other Comprehensive (Loss)/Income	Treasury Stock
	# of Shares Issued		Capital in Excess of Par Value	Retained Earnings				Total Shareholders' Equity
		Par Value				# of Shares	Amount
Balance at January 1, 2009	81,524,625	$815	$145,602	$41,562	$(220)	4,988,538	$(9,397)	$178,362

Comprehensive income:
Net income	—	—	—	30,048	—	—	—	30,048
Current period net changes in hedging trans, net of tax $147	—	—	—	—	220	—	—	220

Total comprehensive income								30,268
Stock-based compensation cost	—	—	6,373	—	—	—	—	6,373
Exercise of stock options	4,075,593	41	10,026	—	—	—	—	10,067
Excess tax benefit from exercise of stock options	—	—	13,223	—	—	—	—	13,223

Balance at December 31, 2009	85,600,218	$856	$175,224	$71,610	$—	4,988,538	$(9,397)	$238,293

Comprehensive income:
Net income	—	—	—	40,092	—	—	—	40,092
Total comprehensive income								40,092

Stock-based compensation cost	—	—	7,544	—	—	—	—	7,544
Exercise of stock options	2,741,328	27	9,101	—	—	—	—	9,128
Excess tax benefit from exercise of stock options	—	—	12,581	—	—	—	—	12,581

Balance at December 31, 2010	88,341,546	$883	$204,450	$111,702	$—	4,988,538	$(9,397)	$307,638

Comprehensive income:
Net income	—	—	—	47,785	—	—	—	47,785

Total comprehensive income								47,785
Stock-based compensation cost	—	—	8,376	—	—	—	—	8,376
Equity consideration for the acquisition of HDI			3,799					3,799
Exercise of stock options	2,133,824	23	12,721	—	—	—	—	12,744
Vesting of restricted stock awards and units, net of shares withheld for employee tax	100,467		(1,156)					(1,156)
Excess tax benefit from exercise of stock options	—	—	12,051	—	—	—	—	12,051

Balance at December 31, 2011	90,575,837	$906	$240,241	$159,487	$—	4,988,538	$(9,397)	$391,237

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

	Year ended December 31,
	2011	2010	2009
Operating activities:
Net income	$47,785	$40,092	$30,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,435	15,908	13,567
Stock-based compensation expense	8,376	7,544	6,373
Excess tax benefit from exercised stock options	(12,051)	(12,581)	(13,223)
Deferred income taxes	1,818	2,316	3,111
Increase in allowance for doubtful debts	359	197	—
Change in fair value of contingent consideration	(273)	273	—
Loss on disposal of fixed assets	267	23	70
Changes in assets and liabilities:
Increase in accounts receivable	(24,551)	(9,657)	(16,593)
(Increase)/Decrease in prepaid expenses	(1,081)	664	(1,947)
Decrease in prepaid income taxes	14,288	13,282	9,118
Increase in other current assets	(538)	(304)	(49)
Decrease /(Increase) in other assets	113	90	(218)
(Decrease)/Increase in accounts payable, accrued expenses and other liabilities	(218)	4,078	2,585

Net cash provided by operating activities	56,729	61,925	32,842

Investing activities:
Investment in certificate of deposit	(4,809)	—	—
Purchases of property and equipment	(18,477)	(15,603)	(8,979)
Purchase of building and land	—	(9,886)	—
Acquisition of HDI, net of cash acquired	(349,889)	—	—
Acquisition of Chapman Kelly	—	(13,001)	—
Acquisition of AMG-SIU	161	(13,000)	—
Acquisition of Verify Solutions	(500)	(148)	(7,500)
Acquisition of IntegriGuard, net of cash	—	—	(5,024)
Acquisition of Prudent Rx	(350)	—	—
Investment in capitalized software	(1,857)	(2,023)	(1,657)

Net cash used in investing activities	(375,721)	(53,661)	(23,160)

Financing activities:
Repayment of term loan	(39,480)	—	(17,325)
Proceeds from term loan	337,292	—	—
Deferred financing costs	(292)	—	—
Proceeds from exercise of stock options	12,744	9,128	10,067
Payments of tax withholdings on behalf of employees for net-share settlement for stock-based compensation	(1,156)	—	—
Excess tax benefit from exercised stock options	12,051	12,581	13,223

Net cash provided by financing activities	321,159	21,709	5,965

Net increase in cash and cash equivalents	2,167	29,973	15,647
Cash and cash equivalents at beginning of year	94,836	64,863	49,216

Cash and cash equivalents at end of year	$97,003	$94,836	$64,863

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$17,474	$10,949	$8,517

Cash paid for interest	$109	$70	$734

Supplemental disclosure of noncash investing activities:
Tenant improvement allowance	$—	$202	$1,011

Accrued property and equipment purchases	$5,294	$2,804	$1,365

Accrued acquisition related contingent consideration	$—	$2,573	$—

Issuance of replacement awards in connection with HDI acquisition	$3,799	—	—

See accompanying notes to consolidated financial statements.

1. Summary of Significant Accounting Policies

  (a)    Organization and Business

        We were incorporated on October 2, 2002 in the state of New York. On March 3, 2003, we adopted a holding company structure and assumed the business of our predecessor, Health Management Systems, Inc. In connection with the adoption of this structure, Health Management Systems, which began doing business in 1974, became our wholly owned subsidiary. Unless the context otherwise indicates, references in these Notes to Consolidated Financial Statements to the terms "HMS," "we," "our," and "us" refer to HMS Holdings Corp. and its subsidiaries.

        We provide cost containment services to government and private healthcare payers and sponsors. Our services ensure that healthcare claims are paid correctly, through our program integrity services, and by the responsible party, through our coordination of benefits services. Our services help clients recover amounts from liable third parties; prevent future inappropriate payments; reduce fraud, waste and abuse; and ensure regulatory compliance.

        In September 2008, we purchased the assets and liabilities of Prudent Rx, expanding our portfolio of program integrity service offerings for government healthcare programs and managed care organizations, particularly in the pharmacy arena. In September 2009, we further expanded our portfolio of program integrity service offerings for government healthcare programs, particularly in the Medicare and Medicaid programs with our acquisition of IntegriGuard LLC, or IntegriGuard. In December 2009, with the acquisition of Verify Solutions, Inc., or Verify Solutions, we moved into the employer-based market with valuable new services that ensure that dependents covered by employees are eligible to receive healthcare benefits. In June 2010, we acquired Allied Management Group—Special Investigation Unit or AMG-SIU, which provides fraud, waste and abuse prevention and detection solutions for healthcare payers. In August 2010, we acquired Chapman Kelly, Inc., or Chapman Kelly which provides claims audit and beneficiary eligibility audit services to employers and managed care organizations. In December 2011, we acquired HDI Holdings, Inc. and its operating subsidiary, HealthDataInsights, Inc., or HDI. HDI offers a comprehensive suite of claims integrity services, including complex medical reviews, automated reviews, hospital bill audits, and pharmacy audits. The acquisition of HDI extends our reach in the federal, state and commercial markets and provides us with an immediate platform to expand service offerings to our existing clients.

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

  (c)    Use of Estimates

        The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles, or U.S. GAAP, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, primarily accounts receivable, intangible assets and accrued expenses, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Our actual results could differ from those estimates.

1. Summary of Significant Accounting Policies (Continued)

  (d)    Reclassifications

        Certain reclassifications were made to prior year amounts to conform to the current period presentation.

  (e)    Cash and Cash Equivalents

        For purposes of financial reporting, all highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents consist of deposits that are readily convertible into cash.

  (f)    Concentration of Credit Risk

        Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash equivalents and accounts receivable. We have not experienced any losses on our cash equivalents. We perform ongoing credit evaluations of our clients and generally do not require collateral. We have no history of significant losses from uncollectible accounts.

  (g)    Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets utilizing the straight-line method. We provide amortization of leasehold improvements on a straight-line basis over the shorter of a five year period or the term of the related lease. Equipment leased under capital leases is depreciated over the lesser of (i) the term of the lease and (ii) the estimated useful life of the equipment. The depreciation expense on assets acquired under capital leases is included in our consolidated statements of income as depreciation expense. The estimated useful lives are as follows:

Equipment	2 - 3 years
Leasehold improvements	3 - 5 years
Furniture and fixtures	5 - 7 years
Building and building improvements	up to 39.5 years

  (h)    Software and Software Development Cost

        Certain software development costs related to software that is acquired or developed for internal use while in the application development stage are capitalized. All other costs to develop software for internal use, either in the preliminary project stage or post implementation stage, are expensed as incurred. Amortization of software and software development costs is calculated on a straight-line basis over the expected economic life of the product, generally estimated to be 5-10 years.

  (i)    Goodwill

        Goodwill, representing the excess of acquisition costs over the fair value of assets and liabilities of acquired businesses, is not amortized; rather it is subject to a periodic assessment for impairment by applying a fair value based test. Goodwill is assessed for impairment on an annual basis in the second quarter of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. Fair value is based on a projection of the estimated discounted future net cash flows expected to be achieved from a reporting unit using a discount rate reflective of our cost of funds. The fair value of the reporting unit is compared with the asset's recorded value. If the recorded value is less than the fair value of the reporting unit, no impairment is indicated. If the fair value of the reporting unit is less than the

1. Summary of Significant Accounting Policies (Continued)

recorded value, an impairment charge is recognized for the difference between the carrying value and the fair value. No impairment losses have been recorded in any of the periods presented.

  (j)    Long-Lived Assets

        Long-lived assets, which include property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, commonly referred to as a triggering event. Recoverability of assets to be held and used is measured by a comparison of the carrying value of its asset group to the estimated undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the asset group exceeds the fair value of the assets, which amount is charged to earnings. Fair value is based on a projection of the estimated discounted future net cash flows expected to result from the asset group, using a discount rate reflective of our cost of funds.

  (k)    Acquisition Accounting

        The acquisition method of accounting requires companies to assign values to assets acquired and liabilities assumed based upon their fair value. In most instances there is not a readily defined or listed market price for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for individual assets and liabilities in many instances requires a high degree of estimation. The valuation of intangible assets, in particular, is very subjective. The use of different valuation techniques and assumptions could change the amounts and useful lives assigned to the assets and liabilities acquired, including goodwill and other intangible assets and related amortization expense.

  (l)    Income Taxes

        Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits for net operating loss (NOL) carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is provided against deferred tax assets to the extent their realization is not more likely than not.

        Uncertain income tax positions are accounted for by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.

  (m)    Earnings Per Share

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

1. Summary of Significant Accounting Policies (Continued)

        The following table reconciles the basic to diluted weighted average shares outstanding (shares in thousands):

	Year Ended December 31,
	2011	2010	2009
Weighted average shares outstanding—basic	84,588	81,762	78,330
Dilutive effect of stock options	2,715	3,498	4,499
Dilutive effect of restricted stock awards and units	141	115	33

Weighted average shares outstanding—diluted	87,444	85,375	82,862

        For the years ended December 31, 2011, 2010 and 2009, 441,863, 195,423 and 274,257 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive. For the year ended December 31, 2011 restricted stock units representing 2,124 shares of common stock were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

        We issue restricted stock units under the terms of our Fourth Amended and Restated 2006 Stock Plan, or the 2006 Stock Plan. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the statutory withholding requirements that we pay on behalf of our employees and directors. During 2011, net restricted stock awards and restricted stock units of 100,467 vested and 45,370 shares were withheld to satisfy $1.2 million of employees' tax obligations. These shares have been retired.

  (n)    Revenue Recognition

        We provide products and services under contracts that contain various fee structures, including fixed fee and contingency fee based arrangements. We recognize revenue when a contract exists, products or services have been provided to the client, the fee is fixed and determinable, and collectability is reasonably assured. In addition, we have contracts with the federal government which are generally cost-plus or time and material based. Revenue on cost-plus contracts is recognized based on costs incurred plus an estimate of the negotiated fee earned. Revenue on time and materials contracts is recognized based on hours worked and expenses incurred.

        Where contracts have multiple deliverables, we evaluate these deliverables at the inception of each contract and as each item is delivered. As part of this evaluation, we (i) consider whether a delivered item has value to a client on a stand-alone basis; (ii) use the vendor specific objective evidence (VSOE) of selling price or third party estimate (TPE) of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, the company uses best estimated selling price for that deliverable; and (iii) allocate revenue to each non-contingent element based upon the relative selling price of each element. Revenue allocated to each element is then recognized based upon when the basic four revenue recognition criteria are met for each element. Arrangements, including implementation and transaction related revenue, are accounted for as a single unit of accounting. Since implementation services do not carry a standalone value, the revenue relating to these services is recognized over the term of the client contract to which it relates.

        In addition, some of our contracts may include client acceptance provisions. Formal client sign-off is not always necessary to recognize revenue, provided we objectively demonstrate that the criteria specified in the acceptance provision are satisfied.

1. Summary of Significant Accounting Policies (Continued)

  (o)    Stock-Based Compensation

        The cost of stock-based compensation is recognized in our Consolidated Statements of Income based on the fair value of all awards granted using the Black-Scholes method of valuation. The fair value of each award is determined and the compensation cost is recognized over the service period required to obtain full vesting. Compensation cost to be recognized reflects an estimate of the number of awards expected to vest after taking into consideration an estimate of award forfeitures based on actual experience. Upon the exercise of stock options or the vesting of restricted stock units and restricted stock awards, the resulting excess tax benefits, if any, are credited to additional paid-in capital. Any resulting tax deficiencies will first be offset against those cumulative credits to additional paid-in capital. If the cumulative credits to additional paid-in capital are exhausted, tax deficiencies will be recorded to the provision for income taxes. Excess tax benefits are required to be reflected as financing cash inflows in the accompanying consolidated statements of cash flows.

  (p)    Fair Value of Financial Instruments

        The fair values of our financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In addition, The Financial Accounting Standards Board, or the FASB, authoritative guidance requires us to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value.

        The carrying amounts for our cash equivalents, accounts receivable, accounts payable and accrued expense approximate fair value due to their short-term nature.

  (q)    Leases

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

  (r)    Three-for-one stock split

        In April 2011, our Board of Directors approved a three-for-one stock split of our outstanding shares of common stock. In July 2011, at our annual shareholders meeting, our shareholders approved an increase in our authorized common stock, which was necessary in order to effect the stock split. The stock split was subsequently effected in the form of a stock dividend of two additional common shares for each share owned by shareholders of record at the close of business on July 22, 2011 and was paid on August 16, 2011. All common share and per share information in our consolidated financial statements have been revised to reflect the stock split.

  (s)    Subsequent Events

        We have evaluated events occurring after December 31, 2011, through the date and time these financial statements were issued. We have determined that there were no subsequent events or transactions that required recognition or disclosure in the consolidated financial statements.

1. Summary of Significant Accounting Policies (Continued)

  (t)    Recently Issued Accounting Pronouncements

        In May 2011, the FASB issued authoritative accounting guidance for updates on Fair Value Measurements, specifically, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards or IFRS. This update amends Accounting Standards Codification, or ASC, Topic 820, "Fair Value Measurement and Disclosure," clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This authoritative guidance is effective for annual and interim reporting periods beginning on or after December 15, 2011. This new guidance is to be adopted prospectively and early adoption is not permitted. We do not believe that adoption of this guidance will have a material effect on our consolidated financial statements.

        In June 2011, the FASB issued Accounting Standards Update, or ASU, No. 2011-05 for the presentation of comprehensive income thereby amending ASC 220, Comprehensive Income. The amendment requires that all non-owner changes in shareholder's equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment is effective for fiscal years beginning after December 15, 2011 and should be applied retrospectively. We do not believe that adoption of this guidance will have a material effect on our consolidated financial statements.

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

2. Acquisitions

        The results of operations for our 2011, 2010 and 2009 acquisitions have been included in the Company's consolidated financial statements from the respective dates of acquisition.

HDI Holdings, Inc.

        In December 2011, we purchased all of the issued and outstanding common stock of privately-held HDI for an aggregate consideration of $368.8 million, of which $365.0 million was cash. In connection with acquisition, we issued replacement option awards with an aggregate fair value of $14.3 million, of which $3.8 million is attributable to the purchase price. The fair value of the replacement option awards and the amount included in the purchase price was calculated using a Black-Scholes model as of the acquisition date. These awards vest over 1-48 months and the portion not attributable to purchase price will be expensed over that same time period. In connection with the acquisition, $40.0 million of the purchase price was placed into an indemnity escrow account until the first anniversary of the closing.

        Based in Las Vegas, Nevada, HDI provides improper payment identification services for government and commercial health plans, and is the Medicare RAC in CMS Region D. HDI offers a comprehensive suite of claims integrity services, including complex medical reviews, automated reviews, hospital bill audits, and pharmacy audits.

2. Acquisitions (Continued)

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

December 16, 2011
Cash and cash equivalents	$15,113
Accounts receivable	13,190
Other current assets	1,358
Deferred income taxes	4,454
Property, plant and equipment	74,741
Intangible assets	119,500
Other assets	45

Total identifiable assets acquired	228,401

Accounts payable	332
Accrued expenses	2,210
Deferred income taxes	69,694
Long-term debt	39,480
Other Liabilities	2,645

Total liabilities assumed	114,361

Net identifiable assets acquired	114,040

Goodwill	254,761

Net assets acquired	$368,801

        The above estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date. We believe that this information provides a reasonable basis for estimating the fair values but we are still waiting for additional information necessary to finalize these amounts. The provisional measurements of fair value reflected above are subject to change. Such changes could be significant. We expect to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the date of acquisition.

        The following table summarizes the preliminary fair values of the intangible assets acquired (in thousands):

	Fair Value	Useful Life
Client relationships	$88,000	7 - 10 years
Restrictive covenants	16,500	5 years
Trade name	15,000	7 years

Total	$119,500

        We recognized $254.8 million of goodwill in connection with our acquisition of HDI, which is primarily attributable to expected synergies and HDI's assembled workforce. We recognized $5.2 million of acquisition-related costs that were expensed during the year ended December 31, 2011. These costs are included in selling, general and administration expenses in the accompanying Consolidated Statements of Income. The Consolidated Statements of Income include HDI revenue of $2.1 million and HDI net loss of $93,000 for the period commencing on the date the acquisition was consummated, December 16, 2011 through December 31, 2011. The following represents our pro forma Consolidated Statements of Income

2. Acquisitions (Continued)

as if HDI had been included in our consolidated results for the years ending December 31, 2011 and December 31, 2010 (in thousands, except per share data):

	For the year ended December 31,
(unaudited)	2011	2010
Total revenue	$423,390	$328,696

Net income	$39,207	$17,388

Earnings per share:
Basic	$0.46	$0.20

Diluted	$0.45	$0.19

        These amounts have been calculated after applying our accounting policies and adjusting HDI's results to reflect the additional depreciation, amortization and interest expense that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2010, together with the consequential tax effects.

Chapman Kelly, Inc.

        In August 2010, we acquired the assets and liabilities of Chapman Kelly for $13.0 million in cash. Chapman Kelly, which is now part of HMS Employer Solutions, is based in Jeffersonville, Indiana and provides dependent eligibility audits to large, self-insured employers, as well as plan and claims audits to both employers and managed care organizations. The acquisition of Chapman Kelly was accounted for under the acquisition method of accounting.

        The following table summarizes the final amounts recognized for assets acquired and liabilities assumed in connection with this acquisition (in thousands):

Goodwill	$9,468
Identifiable intangible assets	2,239
Assets and liabilities acquired	1,018
Capitalized software	276

Total purchase price	$13,001

        Identifiable intangible assets principally include covenants not to compete, customer relationships and Chapman Kelly's trade name.

        During the first quarter of 2011, we finalized the purchase price allocation which resulted in an increase to customer relationships of $739,000 and an offsetting decrease to goodwill as compared to the amounts recorded at December 31, 2010.

Allied Management Group—Special Investigation Unit, Inc.

        In June 2010, we purchased all of the common stock of AMG-SIU for a purchase price of $15.1 million, consisting of a $13.0 million initial cash payment (subsequently reduced by a working capital reduction of $0.2 million) and future contingent payments estimated and recognized as of the acquisition date at $2.3 million. The purchase price included $3.5 million held in escrow and due to the seller in three annual payments: $1.8 million in July 2011 and $875,000 in July 2012 and 2013, of which the $1.8 million for 2011 has been paid. The future contingent payments are based on AMG-SIU's financial performance

2. Acquisitions (Continued)

for each of the twelve month periods ending June 30, 2011 and June 30, 2012 and are not subject to any cap. We did not make the 2011 contingent payment as AMG-SIU did not achieve the required financial milestone. Any contingent payment owed for the period ending June 30, 2012 is to be payable by September 30, 2012. The undiscounted 2012 contingent payment is currently estimated to be $2.3 million. AMG-SIU, which is based in Santa Ana, California, specializes in fraud, waste and abuse prevention and detection solutions for healthcare payers, which further strengthens our ability to service this segment of the market. The acquisition of AMG-SIU was accounted for under the acquisition method of accounting. The fair value of the contingent consideration recognized on the acquisition date of June 30, 2010 was estimated by applying the income approach. The measure is based on significant inputs not observable in the market that are defined by the FASB guidance on fair value as Level 3 inputs. As of December 31, 2011 and December 31, 2010, the fair value of the contingent payments was $2.3 million and $2.6 million, respectively.

        The following table summarizes the final amounts recognized for assets acquired and liabilities assumed.

(In thousands)	Amounts Recognized as of Acquisition Date (final)
Goodwill	$8,986
Identifiable Intangible assets	3,900
Assets & Liabilities acquired	515
Capitalized software	5,300
Deferred tax liability	(3,562)

Total purchase price	$15,139

Contingent payments	$2,300

        Identifiable intangible assets principally include covenants not to compete, customer relationships and AMG-SIU's trade name.

Verify Solutions, LLC

        In December 2009, we acquired the assets and liabilities of Verify Solutions for $8.1 million. Verify Solutions, based in Alpharetta, Georgia, specializes in dependent eligibility audit services for large, self insured employers. With this acquisition, we moved into the large and mid-market employer-based market.

IntegriGuard, LLC

        In September 2009, we acquired the assets and liabilities of IntegriGuard for $5.1 million. IntegriGuard, which operates as our wholly owned subsidiary, provides services for the prevention and detection of fraud, waste and abuse in the healthcare system and is based in Omaha, Nebraska. This acquisition expanded our portfolio of program integrity service offerings for government healthcare programs, particularly Medicare.

3. Property and Equipment

        Property and equipment at December 31, 2011 and 2010 consisted of the following (in thousands):

	December 31,
	2011	2010
Equipment	$55,925	$40,445
Leasehold improvements	6,147	5,988
Building	8,624	8,624
Building improvements	3,472	1,556
Land	1,128	1,128
Furniture and fixtures	11,247	10,174
Capitalized software	91,620	16,814

	178,163	84,729
Less accumulated depreciation and amortization	(50,986)	(40,016)

Property and equipment, net	$127,177	$44,713

        Depreciation and amortization expense related to property and equipment charged to operations for the years ended December 31, 2011, 2010 and 2009 was $14.7 million, $10.5 million and $8.2 million, respectively. In connection with our operating leases for our facilities, we did not record any tenant improvement allowances for the year ended December 31, 2011 compared to $0.2 million and $1.0 million in tenant improvement allowances for the years ended December 31, 2010 and 2009, respectively.

4. Intangible Assets

        Intangible assets consisted of the following at December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010	Useful Life
Customer relations	$120,986	$32,247	5 - 10 years
Restrictive covenants	19,126	3,932	3 - 7 years
Trade name	18,933	2,626	3 - 5 years

	159,045	38,805
Less accumulated amortization	(26,305)	(18,979)

Intangible assets, net	$132,740	$19,826

        Estimated amortization expense of intangibles is expected to approximate the following (in thousands):

Year ending December 31,
2012	$24,174
2013	22,020
2014	19,077
2015	18,751
Thereafter	48,718

        For the years ended December 31, 2011, December 31, 2010 and December 31, 2009, amortization expense related to intangible assets amounted to $7.3 million, $5.5 million and $5.4 million, respectively.

4. Intangible Assets (Continued)

        The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows (in thousands):

Balance at December 31, 2009	$91,520
AMG-SIU acquisition	8,986
Chapman Kelly acquisition	10,208
Verify Solutions adjustment	(3,300)

Balance at December 31, 2010	$107,414

Chapman Kelly acquisition measurement period adjustments	(739)
Prudent Rx earn out	350
Acquisition of HDI	254,761

Balance at December 31, 2011	$361,786

5. Accounts Payable, Accrued Expenses and Other Liabilities

        Accounts payable, accrued expenses and other liabilities at December 31, 2011 and 2010 consisted of the following (in thousands):

	December 31,
	2011	2010
Accounts payable, trade	$12,453	$10,408
Accrued compensation	16,126	15,279
Accrued direct project costs	570	721
Accrued other expenses	11,397	6,094

	$40,546	$32,502

6. Income Taxes

        Our effective tax rate increased to 41.0% for the year ended December 31, 2011 from 39.9% for the year ended December 31, 2010, primarily due to a change in state apportionments and permanent differences. The principal difference between the statutory rate and our effective rate is state taxes.

        The income tax expense for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	December 31,
	2011	2010	2009
Current tax expense:
Federal	$25,229	$19,956	$13,211
State	6,027	4,311	4,644

	31,256	24,267	17,855

Deferred tax expense:
Federal	1,971	2,191	2,959
State	(49)	125	152

	1,922	2,316	3,111

Total income tax expense	$33,178	$26,583	$20,966

6. Income Taxes (Continued)

        A reconciliation of the income tax expense calculated using the applicable federal statutory rates to the actual income tax expense for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	December 31,
	2011	%	2010	%	2009	%
Computed at federal statutory rate	$28,337	35.0	$23,336	35.0	$17,855	35.0
State and local tax expense, net of federal benefit	3,907	4.8	2,894	4.3	3,117	6.1
Other, net	934	1.2	353	0.6	(6)	—

Total income tax expense	$33,178	41.0	$26,583	39.9	$20,966	41.1

        Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 were as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Allowance for doubtful accounts and deferred revenue	$883	$624
Restructuring cost	157	191
Goodwill and other intangibles	5,957	4,922
Accounts receivables	4,308	—
Net operating loss carry forwards	136	136
Deferred stock compensation	5,588	4,789
Deferred rent	454	662
Other	1,483	906

Total deferred tax assets before valuation allowance	18,966	12,230
Less valuation allowance	(81)	(81)

Total deferred tax assets after valuation allowance	18,885	12,149

Deferred tax liabilities:
Goodwill and other intangibles	81,689	12,382
Capitalized software cost	2,107	1,791
Property and equipment	7,251	3,080

Total deferred tax liabilities	91,047	17,253

Total net deferred tax (liabilities)/assets	$(72,162)	$(5,104)

Net current deferred tax assets	$2,198	$664
Net non-current deferred tax liabilities	(74,360)	(5,768)

Total net deferred (liabilities)/tax assets	$(72,162)	$(5,104)

        During 2011, we utilized $31.4 million in tax deductions arising from 2011 stock option exercises, which resulted in an excess tax benefit of $12.1 million that was recorded to capital and an offsetting reduction to taxes payable. At December 31, 2011, we had NOL carry-forwards of $0.1 million which are available to offset future state and local taxable income. There was no change in our valuation allowance of $0.1 million of state NOLs at December 31, 2011.

6. Income Taxes (Continued)

        At December 31, 2011 and 2010, we had approximately $1.3 million and $1.4 million of net unrecognized tax benefits, respectively, for which there is uncertainty about the allocation and apportionment impacting state taxable income. We do not expect any significant change in unrecognized tax benefits during the next twelve months. We have recognized interest accrued related to unrecognized tax benefits in interest expense and penalties in tax expense. The accrued liabilities related to uncertain tax positions was $0.5 million at December 31, 2011 and 2010.

        We file income tax returns with the federal government and various states jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2008. HDI's 2009 federal tax return is currently being examined by the Internal Revenue Service.

7. Credit Agreement

        In connection with our acquisition of HDI, we entered into a five year, revolving and term secured credit agreement, which we refer to as the Credit Agreement, with certain financial institutions and Citibank, N.A. as Administrative Agent. The Credit Agreement is guaranteed by our material subsidiaries and is supported by a security interest in all or substantially all of our and our subsidiaries' personal property assets. The Credit Agreement, which matures in December 2016, provides for a term loan of $350 million, or the Term Loan, which was used to finance our acquisition of HDI, and a revolving credit facility in an initial amount of $100 million. As of December 31, 2011, we had not borrowed under the revolving credit facility. Under specified circumstances, the revolving credit facility can be increased by up to $150 million in additional term or revolving loan commitments.

        The interest rates applicable to both the Term Loan and the revolving credit facility are either (a) the LIBOR multiplied by a statutory reserve rate plus an interest margin ranging from 2.00% to 3.00% based on our consolidated leverage ratio or (b) a base rate plus an interest margin ranging from 1.00% to 2.00% based on our consolidated leverage ratio. The base rate is equal to the greatest of (a) Citibank's prime rate, (b) the federal funds rate plus 0.50% and (c) the one-month LIBOR plus 1.00%. The interest rate at December 31, 2011 was 3.5625%. Including debt issuance costs and original issue discounts, the Term Loan has an effective annualized interest rate of approximately 4.8%. In addition, we are required to pay an unused commitment fee on the revolving credit facility during the term of the Credit Agreement of 0.50% per annum.

        The Credit Agreement contains certain customary affirmative and negative covenants. The Credit Agreement requires us to comply, on a quarterly basis, with certain principal financial covenants, including a maximum consolidated leverage ratio reducing from 4.00:1.00 to 3.50:1.00 over the next four years and a minimum interest coverage ratio of 3.00:1.00. We were in compliance with the required financial covenants at December 31, 2011. In addition, the Credit Agreement restricts our ability to make certain payments or distributions with respect to our capital stock, including cash dividends to our shareholders, or any payments to purchase, redeem, retire, acquire, cancel or terminate any shares of our capital stock, which we collectively refer to as restricted payments. However, we may make restricted payments (which include cash dividends) in an aggregate annual amount that does not exceed (i) $30,000,000 plus, if our consolidated leverage ratio (as defined in the Credit Agreement and calculated on a pro forma basis) is no greater than 3.00 to 1.00, plus (ii) an additional amount calculated under the Credit Agreement by reference to our then-existing excess cash flow, so long as, in any circumstance, no event of default would occur under the Credit Agreement as a result of making any such restricted payment. In addition, we may pay dividends to our shareholders in shares of our capital stock without limitation.

        Our obligations under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default including, without limitation, payment defaults, failure to perform affirmative covenants, failure to refrain from actions or omissions prohibited by negative covenants, the inaccuracy of representations or warranties, cross-defaults,

7. Credit Agreement (Continued)

bankruptcy and insolvency related defaults, defaults relating to judgments, defaults due to certain ERISA related events and a change of control default.

        The Term Loan requires scheduled quarterly principal payments of $4.4 million through December 31, 2012, $8.8 million through December 31, 2014, $21.8 million through December 31, 2015 and $43.8 million through December 16, 2016.

        As of December 31, 2011, we accrued $0.5 million of interest on the outstanding Term Loan and had paid a $19,000 commitment fee on the revolving credit facility. The loan origination fee and issuance costs of $12.7 million incurred upon consummation of the Credit Agreement have been recorded as deferred financing costs and are being amortized as other expense over the five year life of the Credit Agreement using the effective interest method. For the year ended December 31, 2011, $108,000 of the financing cost has been amortized to other expense.

        Although we expect that operating cash flows will continue to be a primary source of liquidity for our operating needs, we have the revolving credit facility, which may be used for general corporate purposes, including acquisitions, available for future cash flow needs, if necessary.

        In June 2011, we purchased a certificate of deposit in the amount of $4.8 million to collateralize an existing irrevocable standby Letter of Credit that we entered into as part of our contractual agreement with a client. The certificate of deposit is included within other current assets on our balance sheet.

8. Equity

  (a)    Treasury Stock

        On May 28, 1997, the Board of Directors authorized the repurchase of such number of shares of our common stock that have an aggregate purchase price not to exceed $10 million. On February 24, 2006, the Board of Directors increased the authorized aggregate purchase price to an amount not to exceed $20 million. We are authorized to repurchase these shares from time-to-time on the open market or in negotiated transactions at prices deemed appropriate by our management. Repurchased shares are deposited in the treasury and used for general corporate purposes. During the years ended December 31, 2011, 2010 and 2009, we did not repurchase any shares of common stock. Since the inception of the repurchase program in June 1997, we have repurchased 4,988,538 shares of common stock at an average price of $1.88 per share and for an aggregate purchase price of $9.4 million.

  (b)    Preferred Stock

        Our certificate of incorporation, as amended, authorizes the issuance of up to 5,000,000 shares of "blank check" preferred stock with such designations, rights and preferences as may be determined by our Board of Directors. As of December 31, 2011, no preferred stock had been issued.

9. Employee Benefit Plan

        We sponsor a benefit plan to provide retirement benefits for our employees, which is known as the HMS Holdings Corp. 401(k) Plan, or the 401(k) Plan. Eligible employees must complete 90 days of service in order to enroll in the 401(k) Plan. Participants may make voluntary contributions to the 401(k) Plan of up to 60% of their annual base pre-tax compensation not to exceed the federally determined maximum allowable contribution. In addition, the 401(k) Plan permits us to make discretionary contributions. We match 100% of the first 3% of pay contributed by each eligible employee and 50% on the next 2% of pay contributed. These matching contributions vest immediately and are not in the form of our common stock. However, participants in the 401(k) Plan are permitted to invest their contributions in our common stock.

        For the years ended December 31, 2011, 2010 and 2009, we contributed $2.8 million, $2.5 million and $1.6 million, respectively, to the 401(k) Plan in the form of matching contributions.

10. Stock-Based Compensation

        We grant stock options to purchase our common stock, restricted stock awards and restricted stock units to our employees and directors under the Amended 2011 Stock Option and Stock Issuance Plan, or the HDI 2011 Stock Plan, which we assumed in connection with our acquisition of HDI and the Fourth Amended and Restated 2006 Stock Plan, or the 2006 Stock Plan. The 2006 Stock Plan was adopted in June 2006 and superseded our 1999 Long-Term Incentive Stock Plan, or the 1999 Plan. The HDI 2011 Stock Plan superseded the HealthDataInsights Inc. Amended 2004 Stock Option/Stock Issuance Plan, the HDI 2004 Stock Plan, which we also assumed in connection with the HDI acquisition. We have previously granted stock options outside of our plans, and some of those stock options still remain outstanding.

        Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. Stock options granted under the HDI 2011 Stock Plan vest over a one month to four- year period. Stock options granted under the 2006 Stock Plan generally vest over a one to four year period. All stock options granted under the 1999 Plan are fully vested. The restricted stock awards and restricted stock units granted under the 2006 Stock Plan vest over a three to five year period and the related stock-based compensation expense is ratably recognized over those same time periods.

        Total stock-based compensation expense charged as a selling, general and administrative expense in our consolidated statements of income related to our stock compensation plans was $8.4 million, $7.5 million and $6.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. The total income tax benefit recognized in our consolidated statements of income for the years ended December 31, 2011, 2010 and 2009 related to our stock compensation plans was $12.1 million, $12.6 million and $13.2 million, respectively.

  (a)    Amended 2011 Stock Option and Stock Issuance Plan and Amended 2004 Stock Option/Stock Issuance Plan

        We assumed the HDI 2011 Stock Plan and the HDI 2004 Stock Plan in connection with our acquisition of HDI. The 2004 Stock Plan was terminated in May, 2011 and superseded by the HDI 2011 Stock Plan. Accordingly, no additional awards may be granted under the 2004 Stock Plan. As of December 31, 2011, there were stock options to purchase 413,653 shares of common stock outstanding under the HDI 2004 Stock Plan.

        The HDI 2011 Stock Plan is divided into two separate equity programs: a stock option grant program and a stock issuance program. The HDI 2011 Stock Plan permits the grant of incentive stock options, non-qualified stock options and share awards. A total of 836,122 shares have been authorized for issuance under the 2011 Stock Plan. The maximum number of shares available to be issued under the Plan is currently 158,612 shares, subject to adjustments for any stock splits, stock dividends or other specified adjustments which may take place in the future. Former HDI employees as well as new (i) employees, (ii) non-employee directors and (iii) consultants and other independent advisors are eligible to participate in the HDI 2011 Stock Plan. However, only employees are eligible to receive incentive stock options. The exercise price of stock options granted under the HDI 2011 Stock Plan may not be less than fair market value of a share of stock on the grant date, as measured by the closing price of our common stock on The NASDAQ Global Select Market and the term of a stock option may not exceed ten years.

        During the fourth quarter of 2011 and in connection with our acquisition of HDI, the Compensation Committee of the Board of Directors approved (i) the assumption and conversion of outstanding but unvested stock options under the HDI 2004 Stock Plan and the HDI 2011 Stock Plan into the right to purchase an aggregate of 538,755 shares of our common stock, based on a predefined option exchange ratio, with a grant date fair value of $14.3 million and (ii) the grant, to former HDI employees joining us, of stock options to purchase an aggregate of 138,694 shares of our common stock under the HDI 2011 Stock Plan, with a grant date fair value $1.6 million.

10. Stock-Based Compensation (Continued)

  (b)    Fourth Amended and Restated 2006 Stock Plan

        The 2006 Stock Plan permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock awards and restricted stock units, performance shares and performance units and other share awards.

        Our 2006 Stock Plan was approved by our shareholders in June 2006. The purpose of the 2006 Stock Plan is to furnish a material incentive to our employees and non-employee directors by making available to them the benefits of a larger common stock ownership through stock options and awards. We believe that these increased incentives stimulate the efforts of employees and non-employee directors towards our continued success, as well as assist in the recruitment of new employees and non-employee directors.

        A total of 18,000,000 shares have been authorized for issuance under the 2006 Stock Plan. Any shares issued in connection with awards other than stock options and SARs are counted against the 18,000,000 share limit as one and eighty-five hundredths (1.85) of a share for every one share issued in connection with such award or by which the award is valued by reference.

        All of our employees as well as our non-employee directors are eligible to participate in the 2006 Stock Plan. However, only our employees are eligible to receive incentive stock options. The exercise price of stock options granted under the 2006 Stock Plan may not be less than fair market value of a share of stock on the grant date, as measured by the closing price of our common stock on The NASDAQ Global Select Market and the term of a stock option may not exceed seven years.

        During the fourth quarter of 2011, the Compensation Committee of the Board of Directors approved stock option grants to purchase an aggregate of 861,995 shares of common stock to our directors, executive officers and employees under the 2006 Stock Plan at exercise prices ranging from $22.95 to $31.23 per share, the closing price of our common stock on the respective grant dates and 119,762 restricted stock units. A total of 64,689 restricted stock units were granted to former employees of HDI that joined us in connection with the acquisition. The stock options granted to our directors in October 2011 vest quarterly over a one year period commencing on December 31, 2011. The stock options granted to our current employees vest as follows: half of the stock options vest in one-third increments on December 31, 2012, 2013 and 2014 and the other half vests on December 31, 2014, provided certain pre-defined performance and service conditions are satisfied. The stock options granted to employees that joined us in connection with our acquisition of HDI vest in 25% increments over a four year period.

        During the year ended December 31, 2011, we granted stock options to purchase an aggregate of 876,122 shares of common stock and 387,338 restricted stock units under the 2006 Stock Plan. There were no awards of restricted stock during the year.

        As of December 31, 2011, there were 8,837,942 shares of common stock available for future grant under the 2006 Stock Plan. We had the following outstanding under the 2006 Stock Plan as of December 31, 2011: (i) stock options to purchase 4,625,513 shares of common stock, (ii) 287,820 restricted stock awards and (iii) 508,945 restricted stock units.

  (c)    1999 Long-Term Incentive Plan

        Our 1999 Long-Term Incentive Stock Plan, or the 1999 Plan, was approved by our shareholders in March 1999. The 1999 Plan was terminated upon approval of the 2006 Stock Plan by our shareholders in June 2006 and, accordingly, no additional awards options may be granted thereunder. As of December 31, 2011 and 2010, there were 783,154 and 1,501,491 stock options outstanding, respectively.

  (d)    Options Issued Outside the Plans

        As of December 31, 2011 and 2010, there were stock options to purchase an aggregate of 210,000 and 323,748 shares of our common stock, respectively outstanding that were not granted under the 2006 Stock

10. Stock-Based Compensation (Continued)

Plan or the 1999 Plan. These stock options outstanding as of December 31, 2011 are as follows: (i) 30,000 options granted in September 2006 to four former senior executives of Benefits Solutions Practice Area, or BPSA, in connection with their joining us and (ii) 180,000 options granted in July 2007 to Walter D. Hosp, our Chief Financial Officer, under the terms of his employment agreement.

  (e)    Summary of Options

        Presented below is a summary of our stock option activity for the year ended December 31, 2011(shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at
December 31, 2010	6,969	$8.07
Granted	876	23.02
Assumed	677	10.92
Exercised	(2,133)	5.97
Forfeitures	(93)	14.67

Outstanding at December 31, 2011	6,296	$11.07	4.86	$131,790

Expected to vest at December 31, 2011	2,623	$16.71	6.53	$40,033

Exercisable at December 31, 2011	3,602	$6.83	3.62	$90,607

        The fair value of each option grant was estimated using the Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of our common stock. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The expected terms of options granted are based upon the Company's historical experience for similar types of stock option awards. The risk-free interest rate is based on U.S. Treasury notes.

        The weighted-average grant-date fair value per share of the stock options granted during the years ended December 31, 2011, 2010 and 2009 was $8.47, $7.08 and $4.87, respectively. We estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2011	2010	2009
Expected dividend yield	0%	0%	0%
Risk-free interest rate	0.86%	1.51%	2.32%
Expected volatility	42.74%	43.8%	45.8%
Expected life	4.57 years	4.0 years	4.0 years

10. Stock-Based Compensation (Continued)

        During the years ended December 31, 2011, 2010 and 2009, we issued 2.1 million shares, 2.7 million shares and 4.2 million shares, respectively, of our common stock upon the exercise of outstanding stock options and received proceeds of $12.7 million, $9.1 million and $10.1 million, respectively. For the years ended December 31, 2011, 2010 and 2009, we realized a $12.1 million, $12.6 million and $13.2 million tax benefit from the exercise of stock options, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $42.6 million, $41.9 million and $37.2 million, respectively.

        For the years ended December 31, 2011, 2010 and 2009, approximately $5.6 million, $6.3 million and $5.7 million, respectively, of stock-based compensation cost relating to stock options has been charged against income. As of December 31, 2011, there was approximately $30.5 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to stock options outstanding, which is expected to be recognized over a weighted-average period of 1.8 years.

        The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between our closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. The intrinsic value of our stock options changes based on the closing price of our common stock. The total intrinsic value of options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) for the years ended December 31, 2011 and 2010 was approximately $42.6 million and $41.8 million, respectively.

  (f)    Restricted Stock Units

        In 2011, 2010 and 2009, certain employees received restricted stock units under the 2006 Stock Plan. In October 2010 our Board of Directors also received restricted stock units under the 2006 Stock Plan. The fair value of restricted stock units is estimated based on the closing sale price of our common stock on the NASDAQ Global Select Market on the date of issuance. The total number of restricted stock units expected to vest is adjusted by estimated forfeiture rates. As of December 31, 2011 and 2010, there was approximately $6.5 million and $2.6 million, respectively, of unamortized compensation cost related to restricted stock units which is expected to be recognized over the remaining weighted-average vesting period of 2.3 years.

        For the years ended December 31, 2011 and 2010, stock-based compensation expense related to restricted stock units was $2.0 million and $0.4 million, respectively.

10. Stock-Based Compensation (Continued)

        A summary of the status of our restricted stock units, as of December 31, 2011 and changes in restricted stock units outstanding under the 2006 Stock Plan for the years ended December 31, 2011 and 2010 is as follows (in thousands, except for weighted average grant date fair value per unit):

	Number of Units	Weighted Average Grant Date Fair Value per Unit	Aggregate Intrinsic Value
Outstanding balance at December 31, 2009	75	$12.60
Granted	118	19.77
Cancelled	(8)	16.95
Converted into common stock	(15)	13.81

Outstanding balance at December 31, 2010	170	$17.21

Granted	387	25.32
Vesting of restricted units, net of shares withheld for taxes	(26)	17.53
Shares withheld for taxes	(8)	17.53
Cancelled	(14)	18.71

Outstanding balance at December 31, 2011	509	$16.84	$16,276

        In February 2011 our Board of Directors approved the grant of restricted stock units with an aggregate value of $4.9 million to certain of our executive officers. An aggregate of 200,886 restricted stock units were granted to these executive officers on February 18, 2011, based on the closing price of our common stock of $24.64 on the NASDAQ Global Select Market on that date. The restricted stock awards vest in 25% increments, with the first 25% vesting on the second anniversary of the grant date and the remainder vesting ratably on the third, fourth and fifth anniversaries of the grant date

  (g)    Restricted Stock Awards

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

        The stock-based compensation expense for restricted stock awards is determined based on the closing market price of our common stock on the grant date of the awards applied to the total number of awards that are anticipated to fully vest. Upon the vesting of the restricted stock awards, shares withheld to pay taxes are retired. We did not issue restricted stock awards during the year ended December 31, 2011. At December 31, 2011, approximately 287,820 shares underlying restricted stock awards remained unvested and there was approximately $1.7 million of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over the weighted-average period of 1.5 years. For the years ended December 31, 2011, 2010 and 2009, stock-based compensation expense related to restricted stock awards was $0.8 million, $0.8 million and $0.7 million, respectively.

10. Stock-Based Compensation (Continued)

        A summary of the status of our restricted stock awards as of December 31, 2011 and of changes in restricted stock awards outstanding under the 2006 Stock Plan for the year ended December 31, 2011 is as follows (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding balance at December 31, 2009 and December 31, 2010	384	$10.42

Granted	—	—
Vesting of restricted awards, net of taxes	(63)	$10.42
Shares withheld for payment of taxes upon vesting of restricted stock awards	(33)	$10.42

Outstanding balance at December 31, 2011	288	$10.42	$9,204

11. Transactions with Officers, Related Parties and Others

  (a)    Public Consulting Group, Inc.

        One of our directors is the President, Chief Executive Officer, controlling stockholder and a member of the Board of Directors of Public Consulting Group, Inc., or PCG. Since our acquisition of BSPA in 2006, we have entered into subcontractor agreements with PCG, pursuant to which we provide cost containment services. In July 2011, we entered into (i) an agreement that amends and supplements the Master Teaming and Non Compete Agreements with PCG, dated September 13, 2006, and (ii) a Supplementary Medicaid RAC Contract Teaming and Confidentiality with PCG.

        Under the terms of the Amended Teaming Agreement the companies (i) are each obligated to make the other its exclusive subcontractor for certain services, (ii) have agreed to work together to prepare and submit bids on certain projects and (iii) have each agreed to use commercially reasonable efforts to identify and promote cross-selling opportunities for the other. In addition, we have each agreed to a non-compete provision with respect to specific services (excluding ongoing or pre-established projects or contracts) designated in the Amended Teaming Agreement as exclusive to the other in certain identified markets. Under the terms of the Supplemental RAC Agreement, we have each agreed to use our best efforts to work in partnership to secure Medicaid RAC services contracts and to involve the other party in the scope of work under any future RAC contract won by the first company as a prime contractor. In addition, we have agreed to take certain measures to promote or facilitate the potential inclusion of PCG in RAC work under contracts that we have already secured.

        For the years ended December 31, 2011, 2010, 2009, amounts we recognized as revenue under subcontractor agreements with PCG were $1.5 million, $0.2 million and $2.8 million, respectively. For the years ended December 31, 2011, 2010 and 2009 accounts receivable outstanding related to these subcontractor agreements with PCG were $0.4 million, $2.5 million and $2.9 million, respectively.

        In addition, as part of the acquisition of BSPA in 2006, we entered into an office sublease agreement with PCG, which expired in January 2010. For the years ended December 31, 2010 and 2009, we recognized $5,500 and $110,000, respectively, as expense under the sublease agreement with PCG. In connection with the BSPA acquisition, we entered into an Intercompany Services Agreement (ISA) with PCG to allow each party to perform services for the other, such as information technology support and contractual transition services. Services performed under the ISA are billed at pre-determined rates specified in the ISA. For the years ended December 31, 2011, 2010 and 2009 services rendered by PCG

11. Transactions with Officers, Related Parties and Others (Continued)

under the ISA were valued at approximately $175,000, $360,000 and $122,000, respectively. For the years ended December 31, 2011, 2010 and 2009 our services rendered to PCG were valued at approximately $67,000, $112,000 and $184,000, respectively.

        Since the BSPA acquisition, amounts collected by or paid on our behalf by PCG are reimbursed to PCG at cost. For the years ended December 31, 2011, 2010 and 2009 the amount owed to PCG was $37,000, $119,000 and $170,000, respectively and classified as a current liability.

  (b)    Employment Agreements

        On March 1, 2011, we entered into a new employment agreement with Mr. Lucia, our President and Chief Executive Officer. If we terminate Mr. Lucia's employment without Cause, in connection with a Change in Control or otherwise, or if his employment ceases because of his death or disability or if he terminates his employment with Good Reason, then provided Mr. Lucia executes a Separation Agreement and Release and complies with restrictive covenants and confidentiality provisions contained in his employment agreement, he will be entitled to (i) 24 times his monthly base salary, (ii) a bonus component equal to twice his target bonus and (iii) continued health coverage for 24 months or until he becomes eligible for health coverage from another employer, whichever is earlier.

        In addition, under the terms of our letter agreements of employment for our other executive officers, we could be required to provide salary and benefit continuation for between 6 to 12 months if they are involuntarily terminated.

12. Commitments and Contingencies

  Lease commitments

        We lease office space, data processing equipment and software licenses under operating leases that expire at various dates through 2016. The lease agreements provide for rent escalations. Lease expense, exclusive of sublease income, for the years ended December 31, 2011, 2010 and 2009, was $6.7 million, $13.8 million and $10.7 million, respectively. Lease and sublease income was $1.4 million, $1.2 million and $0.5 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

        Minimum annual lease payments to be made and sublease payments to be received for each of the next five years ending December 31 and thereafter are as follows (in thousands):

Year	Payments	Sublease Receipts
2012	$12,927	$1,824
2013	8,162	995
2014	2,729	414
2015	1,076	354
2016	700	—
Thereafter	—	—

Total	$25,594	$3,587

13. Geographical Information

  (a)    Geographic Information

        We operate within the continental United States.

13. Geographical Information (Continued)

  (b)    Major Clients

        Our largest client in 2011 was the New Jersey Department of Human Services. This client accounted for 7.0%, 5.3% and 6.2% of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively. We provide services to this client pursuant to a contract that was originally awarded in January 2008 and extended through December 2012. Our second largest client in 2011 was the New York State Office of the Medicaid Inspector General. This client accounted for 6.9%, 6.7%, and 7.8% of our total revenue in the years ended December 31, 2011, 2010 and 2009, respectively. The New York State Office of the Medicaid Inspector General became our client in September 2006, as part of our acquisition of BSPA. We provide services to the New York State Office of the Medicaid Inspector General pursuant to a contract awarded in October 2001, which was subsequently re-procured and extended through January 6, 2016.

  (c)    Concentration of Revenue

        The list of our ten largest clients changes periodically. For the years ended December 31, 2011, 2010 and 2009, the concentration of revenue from our ten largest clients represented 37.9%, 36.4% and 39.5% of our revenue, respectively. Our three largest clients accounted for approximately 18%, 16% and 19% of our revenue for each of the years ended December 31, 2011, 2010 and 2009, respectively. Our agreements with our ten current largest clients expire between 2012 and 2016. In many instances, we provide our services pursuant to agreements that may be renewed subject to a competitive re-procurement process. Several of our contracts, including those with our ten largest clients, may be terminated for convenience.

14. Quarterly Financial Data (unaudited)

        The table below summarizes our unaudited quarterly operating results for the last two fiscal years (in thousands, except per share amounts).

Year ended December 31, 2011(1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$82,457	$89,346	$92,356	$99,667
Operating income	$16,109	$20,460	$24,077	$20,225
Net income	$9,816	$12,423	$14,415	$11,131
Basic net income per share	$0.12	$0.15	$0.17	$0.13
Diluted net income per share	$0.11	$0.14	$0.17	$0.13

Year ended December 31, 2010
Revenue	$64,952	$70,726	$80,022	$87,167
Operating income	$12,716	$15,185	$18,278	$20,565
Net income	$7,579	$9,112	$11,046	$12,355
Basic net income per share	$0.09	$0.11	$0.13	$0.15
Diluted net income per share	$0.09	$0.11	$0.13	$0.14

(1)
The summation of the above quarterly results may not agree to the full year 2011 reported results as amounts have been rounded for presentation purposes.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2011, 2010, 2009

        Allowance for doubtful accounts (in thousands):

Balance, December 31, 2008	$664
Provision	—
Recoveries	—
Charge-offs	(50)

Balance, December 31, 2009	$614
Provision	197
Recoveries	(12)
Charge-offs	—

Balance, December 31, 2010	$799
Provision	434
Recoveries	—
Charge-offs	(75)

Balance, December 2011	$1,158

HMS Holdings Corp. and Subsidiaries
Exhibit Index

        Where an exhibit is filed by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified after the description of the exhibit.

Exhibit Number		Description
2.1		Agreement and Plan of Merger, dated as of December 16, 2002, among Health Management Systems, Inc., HMS Holdings Corp. and HMS Acquisition Corp. Incorporated by reference to Exhibit A to HMS Holdings Corp.'s Prospectus and Proxy Statement, filed with the SEC on January 24, 2003.
2.2
Agreement and Plan of Merger dated as of November 7, 2011 by and among HMS Holdings Corp., HDI Holdings, Inc., Montmartre Merger Sub, Inc., and with respect to Articles II, VIII, IX and X only, Fortis Advisors LLC, as Securityholders' Representative. Incorporated by reference to Exhibit 2.1 to HMS Holdings Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on December 19, 2011.
3.1
Amended and Restated Certificate of Incorporation of HMS Holdings Corp. Incorporated by reference to Exhibit 3.1 to HMS Holdings Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on July 12, 2011.
3.3
Second Amended and Restated By-laws of HMS Holdings Corp. Incorporated by reference to Exhibit 3.2 to HMS Holdings Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on July 12, 2011.
4.1		Specimen Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to HMS Holdings Corp.'s Annual Report on Form 10-K, File No. 000-50194, filed with the SEC on February 26, 2010.
4.2		See Exhibits 3.1 and 3.2 for provisions defining the rights of holders of common stock of HMS Holdings Corp.
10.1	†
HMS Holdings Corp. 1999 Long-Term Incentive Stock Plan, as amended. Incorporated by reference to Exhibit 4 to HMS Holdings Corp.'s Registration Statement on Form S-8, File No. 333-108436, filed with the SEC on September 2, 2003.
10.2	†
Form of Incentive Stock Option Agreement under the 1999 Long-Term Incentive Stock Plan. Incorporated by reference to Exhibit 10.1 to HMS Holdings Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on December 14, 2004.
10.3	†
Form of Employee Non-Qualified Stock Option Agreement under the 1999 Long Term Incentive Stock Plan. Incorporated by reference to Exhibit 10.2 to HMS Holdings Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on December 14, 2004.
10.4	†
Form of Director Non-Qualified Stock Option Agreement under the 1999 Long Term Incentive Stock Plan. Incorporated by reference to Exhibit 10.3 to HMS Holdings Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on December 14, 2004.
10.5	†
HMS Holdings Corp. Fourth Amended and Restated 2006 Stock Plan (the "2006 Stock Plan"). Incorporated by reference to Exhibit 3.1 to HMS Holdings Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on July 12, 2011.
10.6	†*	Amendment No. 1 to the 2006 Stock Plan.

Exhibit Number		Description
10.7	†	Form of Incentive Stock Option Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 4.6(i) to HMS Holdings Corp.'s Registration Statement on Form S-8, File No. 333-139025, filed with the SEC on November 30, 2006.
10.8	†
Form of Non-Qualified Stock Option Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 4.6(ii) to HMS Holdings Corp.'s Registration Statement on Form S-8, File No. 333-139025, filed with the SEC on November 30, 2006.
10.9	†
Form of 2009 Employee Restricted Stock Agreement Under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.1 to HMS Holding Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on April 29, 2009.
10.10	†
Form of 2009 Non-Qualified Stock Option Agreement under the 2006 Stock Plan. Incorporated by reference Exhibit 10.1 to HMS Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 000-50194, filed with the SEC on November 6, 2009.
10.11	†
Form of 2009 Restricted Stock Unit Agreement under the 2006 Stock Plan. Incorporated by reference Exhibit 10.2 to HMS Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 000-50194, filed with the SEC on November 6, 2009.
10.12	†
Form of 2010 Director Non-Qualified Stock Option Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.2 to HMS Holdings Corp.'s Quarterly Report on Form 10-Q, File No. 000-50194, filed with the SEC on November 8, 2010.
10.13	†
Form of 2010 Director Restricted Stock Unit Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.3 to HMS Holdings Corp.'s Quarterly Report on Form 10-Q, File No. 000-50194, filed with the SEC on November 8, 2010.
10.14	†
Form 2010 Employee Non-Qualified Stock Option Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.4 to HMS Holdings Corp.'s Quarterly Report on Form 10-Q, File No. 000-50194, filed with the SEC on November 8, 2010.
10.15	†
Form of 2010 Employee Restricted Stock Unit Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.5 to HMS Holdings Corp.'s Quarterly Report on Form 10-Q, File No. 000-50194, filed with the SEC on November 8, 2010.
10.16	†*	Form of 2011 Director Non-Qualified Stock Option Agreement under the 2006 Stock Plan.
10.17	†*	Form of 2011 Director Restricted Stock Unit Agreement under the 2006 Stock Plan.
10.18	†*	Form of 2011 Employee Non-Qualified Stock Option Agreement under the 2006 Stock Plan.
10.19	†*	Form of 2011 Employee Restricted Stock Unit Agreement under the 2006 Stock Plan.
10.20	†*	HealthDataInsights, Inc. Amended 2004 Stock Option/Stock Issuance Plan.
10.21	†*	HDI Holdings, Inc. Amended 2011 Stock Option and Stock Issuance Plan (the "HDI 2011 Stock Plan")
10.22	†*	Form of 2011 Employee Non-Qualified Stock Option Agreement under the HDI 2011 Stock Plan.

Exhibit Number		Description
10.23	†	Executive Employment Agreement between William C. Lucia and HMS Holdings Corp. dated as of March 1, 2011. Incorporated by reference to Exhibit 10.18 to HMS Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-50194, filed with the SEC on March 1, 2011.
10.24	†
Employment Agreement between Walter D. Hosp and HMS Holdings Corp. dated as of May 30, 2007. Incorporated by reference to Exhibit 10.1 to HMS Holdings Corp.'s Quarterly Report on Form 10-Q, File No. 000-50194, filed with the SEC on August 6, 2010.
10.25	†
Letter Agreement by and between Walter D. Hosp and HMS Holdings Corp. dated as of December 29, 2010. Incorporated by reference to Exhibit 10.20 to HMS Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-50194, filed with the SEC on March 1, 2011.
10.26	†
Employment Agreement between Sean Curtin and HMS Holdings Corp. dated as of August 31, 2006. Incorporated by reference to Exhibit 10.21 to HMS Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-50194, filed with the SEC on March 1, 2011.
10.27	†
Letter Agreement by and between Sean Curtin and HMS Holdings Corp. dated as of December 29, 2010. Incorporated by reference to Exhibit 10.22 to HMS Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-50194, filed with the SEC on March 1, 2011.
10.28	†
Employment Agreement between Maria Perrin and HMS Holdings Corp. dated as of March 22, 2007. Incorporated by reference to Exhibit 10.23 to HMS Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-50194, filed with the SEC on March 1, 2011.
10.29	†
Letter Agreement by and between Maria Perrin and HMS Holdings Corp. dated as of December 29, 2010. Incorporated by reference to Exhibit 10.24 to HMS Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-50194, filed with the SEC on March 1, 2011.
10.30
Lease, dated September 24, 1981, between 401 Park Avenue South Associates and Health Management Systems, Inc. Incorporated by reference to Exhibit 10.13 to Health Management Systems, Inc.'s Registration Statement on Form S-1, File No. 33-46446, dated June 9, 1992 and to Exhibit 10.5 to Health Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended January 31, 1994.
10.31
Amendment of Lease, dated October 9, 1981, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for 4th floor). Incorporated by reference to Exhibit 10.26 to HMS Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-50194, filed with the SEC on March 1, 2011.
10.32
Amendment of Lease, dated September 24, 1982, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for 4th floor). Incorporated by reference to Exhibit 10.27 to HMS Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-50194, filed with the SEC on March 1, 2011.

Exhibit Number	Description
10.33	Second Amendment of Lease, dated January 6, 1986, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for 4th floor). Incorporated by reference to Exhibit 10.28 to HMS Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-50194, filed with the SEC on March 1, 2011.
10.34
Third Amendment of Lease, dated February 28, 1990, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for 4th floor). Incorporated by reference to Exhibit 10.29 to HMS Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-50194, filed with the SEC on March 1, 2011.
10.35
Fourth Amendment of Lease, dated March 15, 1996 between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for 4th floor). Incorporated by reference to Exhibit 10.30 to HMS Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-50194, filed with the SEC on March 1, 2011.
10.36
Fifth Amendment of Lease, dated May 30, 2000, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for 4th floor & penthouse). Incorporated by reference to Exhibit 10.7 to Health Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, File No. 000-20946, filed with the SEC on September 14, 2000.
10.37
Sixth Amendment of Lease, dated May 1, 2003, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for 4th floor & penthouse). Incorporated by reference to Exhibit 10.8 to Health Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, File No. 000-20946, filed with the SEC on September 14, 2000.
10.38
Seventh Amendment of Lease, dated March 1, 2001, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for 4th floor & penthouse). Incorporated by reference to Exhibit 10.1(iv) to Health Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 30, 2001, File No. 000-20946, filed with the SEC on June 14, 2001.
10.39
Eighth Amendment of Lease, dated March 29, 2007, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for 4th floor and Penthouse). Incorporated by reference to Exhibit 10.34 to HMS Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-50194, filed with the SEC on March 1, 2011.
10.40
Lease, dated September 24, 1982, between 401 Park Avenue South Associates and Health Management Systems, Inc. Incorporated by reference to Exhibit 10.13 to Health Management Systems, Inc.'s Registration Statement on Form S-1, File No. 33-46446, dated June 9, 1992 and to Exhibit 10.5 to Health Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended January 31, 1994.
10.41
Amendment of Lease, dated January 6, 1986, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for certain premises on the 10th floor). Incorporated by reference to Exhibit 10.36 to HMS Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-50194, filed with the SEC on March 1, 2011.

Exhibit Number	Description
10.42	Second Amendment of Lease, dated February 28, 1990, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for certain premises on the 10th floor). Incorporated by reference to Exhibit 10.37 to HMS Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-50194, filed with the SEC on March 1, 2011.
10.43
Third Amendment of Lease, dated August 7, 1991, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for certain premises on the 10th, 11th and 12th floors). Incorporated by reference to Exhibit 10.38 to HMS Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-50194, filed with the SEC on March 1, 2011.
10.44
Fourth Amendment of Lease, dated January 11, 1994, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for certain premises on the 9th, 10th, 11th and 12th floors). Incorporated by reference to Exhibit 10.39 to HMS Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-50194, filed with the SEC on March 1, 2011.
10.45
Fifth Amendment of Lease, dated May 30, 2000, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for floors 8-10 and part of the floors 11 &12). Incorporated by reference to Exhibit 10.1 to Health Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, File No. 000-20946, filed with the SEC on September 14, 2000.
10.46
Sixth Amendment of Lease, dated May 1, 2000, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for floors 8-10 and part of the floors 11 &12). Incorporated by reference to Exhibit 10.2 to Health Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, File No. 000-20946, filed with the SEC on September 14, 2000.
10.47
Seventh Amendment of Lease, dated April 1, 2001, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for floors 8-10 and part of the floors 11 &12). Incorporated by reference to Exhibit 10.1(v) to Health Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 30, 2001, File No. 000-20946, filed with the SEC on June 14, 2001.
10.48
Lease, dated January 6, 1986, between 401 Park Avenue South Associates and Health Management Systems, Inc. Incorporated by reference to Exhibit 10.13 to Health Management Systems, Inc.'s Registration Statement on Form S-1, File No. 33-46446, dated June 9, 1992 and to Exhibit 10.5 to Health Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended January 31, 1994.
10.49
First Amendment of Lease, dated November 25, 1987, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for a portion of the 11th floor). Incorporated by reference to Exhibit 10.44 to HMS Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-50194, filed with the SEC on March 1, 2011.
10.50
Second Amendment of Lease, dated February 28, 1990, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for a portion of the 11th floor). Incorporated by reference to Exhibit 10.45 to HMS Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-50194, filed with the SEC on March 1, 2011.

Exhibit Number	Description
10.51	Third Amendment of Lease, dated May 30, 2000, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for a portion of the 11th floor). Incorporated by reference to Exhibit 10.3 to Health Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, File No. 000-20946, filed with the SEC on September 14, 2000.
10.52
Fourth Amendment of Lease, dated May 1, 2000, 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for a portion of the 11th floor). Incorporated by reference to Exhibit 10.4 to Health Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, File No. 000-20946, filed with the SEC on September 14, 2000.
10.53
Fifth Amendment of Lease, dated May 1, 2003, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for a portion of the 11th floor). Incorporated by reference to Exhibit 10.1(vi) to Health Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 30, 2001, File No. 000-20946, filed with the SEC on June 14, 2001.
10.54
Sublease Agreement, dated as of January 2003, between Health Management Systems, Inc. and Vitech Systems Group, Inc. Incorporated by reference to Exhibit 10.17 to HMS Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 000-50194, filed with the SEC on March 31, 2003.
10.55
Stock Purchase Agreement, dated August 31, 2005, between HMS Holdings Corp. and Accordis Holding Corp. Incorporated by reference to Exhibit 99.2 to HMS Holdings Corp.'s Current Report on Form 8-K/A, File No. 000-50194, filed with the SEC on September 8, 2005.
10.56
Asset Purchase Agreement, dated as of June 22, 2006, by and among HMS Holdings Corp., Health Management Systems, Inc. and Public Consulting Group, Inc. Incorporated by reference to Exhibit 99.1 to HMS Holdings Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on June 26, 2006.
10.57
Amendment No. 1 to Asset Purchase Agreement, dated as of September 13, 2006, by and among HMS Holdings Corp., Health Management Systems, Inc. and Public Consulting Group, Inc. Incorporated by reference to Exhibit 99.1 to HMS Holdings Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on September 14, 2006.
10.58
Amended Master Teaming and Non-Compete Agreement, executed on July 26, 2011, by and between Health Management Systems, Inc. and Public Consulting Group, Inc. Incorporated by reference to Exhibit 10.1 to HMS Holdings Corp.'s Quarterly Report on Form 10-Q, File No. 000-50194, filed with the SEC on August 8, 2011.
10.59
Supplementary Medicaid RAC Contract Teaming and Confidentiality Agreement, executed on July 26, 2011, by and between Health Management Systems, Inc. and Public Consulting Group, Inc. Incorporated by reference to Exhibit 10.2 to HMS Holdings Corp.'s Quarterly Report on Form 10-Q, File No. 000-50194, filed with the SEC on August 8, 2011.
10.60
Stock Purchase Agreement Between HMS Holdings Corp. and Dennis Demetre, Lori Lewis, John Alfred Lewis and Christopher Brandon Lewis and Allied Management Group—Special Investigation Unit (AMG-SIU). Incorporated by reference to Exhibit 10.1 to HMS Holdings Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on July 7, 2010.

Exhibit Number		Description
10.61	†	HMS Holdings Corp. Director Deferred Compensation Plan. Incorporated by reference to Exhibit 10.62 to HMS Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-50194, filed with the SEC on March 1, 2011.
10.62	†	HMS Holdings Corp. Annual Incentive Plan. Incorporated by reference to Exhibit 3.1 to HMS Holdings Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on July 12, 2011.
10.63
Credit Agreement dated December 16, 2011 among HMS Holdings Corp., the Guarantors Party thereto, the Lenders party thereto and Citibank, N.A. as Administrative Agent. Incorporated by reference to Exhibit 10.1 to HMS Holdings Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on December 19, 2011.
21.1	*	HMS Holdings Corp. List of Subsidiaries
23.1	*	Consent of Independent Registered Public Accounting Firm
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	‡	Section 1350 Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	‡	Section 1350 Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

†
Indicates a management contract or compensatory plan, contract or arrangement

*
Filed herewith

‡
Furnished herewith