Form 10-K/A
period 2011-12-31
HMS HOLDINGS CORP
filed 2012-04-30
CIK 1196501

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $0.01 par value	NASDAQ Global Select Market

         Securities registered pursuant to section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes    ☐ No

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes    ☒ No

         The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2011, the last business day of the registrant's most recently completed second quarter was $2.1 billion based on the last reported sale price of the registrant's Common Stock on the NASDAQ Global Select Market on that date.

         There were 86,370,027 shares of common stock outstanding as of April 24, 2012.

Documents Incorporated by Reference

None.

HMS HOLDINGS CORP. AND SUBSIDIARIES
AMENDMENT NO. 1 TO THE ANNUAL REPORT ON FORM 10-K

EXPLANATORY NOTE

        This Amendment No. 1 to the Annual Report on Form 10-K/A (the "Amendment") amends the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011, as filed by the Registrant with the Securities and Exchange Commission (SEC) on February 29, 2012 (the "Original Filing"), and is being filed solely to replace Part III, Items 10 through Item 14 and to include additional exhibits to the Exhibit Index referenced in Item 15(a)(3) of the Original Filing, which include the Certifications for the Amendment. The reference in the Original Filing to the incorporation by reference of the Registrant's definitive proxy statement into Part III of the Annual Report on Form 10-K is hereby deleted.

        For purposes of this Amendment, and in accordance with Rule 12b-15 under the Exchange Act, (i) Items 10 through 14 in the Original Filing have been amended and restated in their entirety and (ii) the Exhibit Index in the Original Filing has been amended to include the new exhibits set forth herein. Except as specifically provided herein, this Amendment does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Amendment to modify or updated other disclosures as presented in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and any filings with the SEC made thereafter.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance.

Our Board of Directors

        The following table sets forth information with respect to our directors.

Name	Age	Position	Committee Memberships
Robert M. Holster	65	Non-executive Chairman and Director
James T. Kelly	65	Director	Audit, Compensation, Nominating
William C. Lucia	54	President, Chief Executive Officer and Director
William F. Miller III	62	Director
William S. Mosakowski	58	Director
Ellen A. Rudnick	61	Director	Audit*, Compliance, Nominating
Bart M. Schwartz	65	Director	Compliance*, Nominating
Michael A. Stocker, M.D.	70	Director	Compliance, Nominating*
Richard H. Stowe	68	Director	Audit, Compensation*, Nominating

*
Committee Chair

        The Board of Directors believes that the combination of the business and professional experience of our directors and the diversity of their areas of expertise has been a contributing factor to its effectiveness and provides a valuable resource to management. With the exception of Mr. Schwartz, each of our directors has served on our Board for more than three years and, in particular, Ms. Rudnick and Messrs. Kelly, Miller and Stowe have each served on our Board for more than ten years. During their tenures, our directors have gained considerable institutional knowledge about the Company and its operations. Given the growth of our business and the rapidly changing healthcare environment, this continuity of service and development of institutional knowledge enables our Board to be more efficient and more effective in developing strategy and long-term plans for the Company.

        A description of the specific experience, qualifications, attributes and skills that led our Board of Directors to conclude that each member of the Board of Directors should serve as a director follows the biographical information of each director below.

Directors Whose Terms Expire in 2012

        Robert M. Holster has served as one of our directors since May 2005 and as the Chairman of our Board of Directors since April 2006 (in a non-employee capacity since January 2011). From May 2005 to February 2009, Mr. Holster served as our Chief Executive Officer and from April 2001 to May 2005, he served as our President and Chief Operating Officer. Previously, Mr. Holster served as our Executive Vice President from 1982 through 1993 and as one of our directors from 1989 through 1996. Mr. Holster previously served in a number of executive positions including Chief Executive Officer of HHL Financial Services, Inc., Chief Financial Officer of Macmillan, Inc. and Controller of Pfizer Laboratories, a division of Pfizer, Inc.

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

        James T. Kelly has served as one of our directors since December 2001. Mr. Kelly is a private investor. From 1986 to 1996, Mr. Kelly served as the Chief Executive Officer of Lincare Holdings, Inc., a publicly traded company that provides respiratory care, infusion therapy and medical equipment to patients in the home. From 1994 to 2000, Mr. Kelly served as Chairman of the Board of Directors of Lincare Holdings. Prior to joining Lincare, Mr. Kelly spent 19 years in various management positions within the Mining and Metals Division of Union Carbide Corporation. From 2005 to 2011, Mr. Kelly served as a director of Emergency Medical Services Corporation and from 1997 to 2009 Mr. Kelly served as a director of American Dental Partners, Inc.

        Mr. Kelly brings over 20 years of public company experience to our Board of Directors, both through his board memberships and through his role as Chief Executive Officer of Lincare Holdings. Given his background and experiences, he provides the Company with valuable financial, operational and strategic expertise and his extensive experience with financial reporting rules and regulations in a public company environment make him well-positioned to serve as a member of the Audit Committee, as our Audit Committee Financial Expert, as a member of the Compensation Committee and as a member of the Nominating Committee.

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

        With over 15 years experience working across multiple divisions at HMS and his prior experience in the insurance industry, Mr. Lucia brings to our Board of Directors in-depth knowledge of the Company and the healthcare and insurance industries. In his prior role as our President and Chief Operating Officer, Mr. Lucia gained critical insights into managing and growing our business in our complex and dynamic healthcare environment, making him well-positioned to lead our management team and provide essential insight and guidance to the Board of Directors from an inside perspective.

        William S. Mosakowski has served as one of our directors since December 2006. Mr. Mosakowski is the President and Chief Executive Officer of Public Consulting Group, Inc. (PCG), which he founded in 1986. Prior to starting PCG, Mr. Mosakowski served as Assistant Revenue Director for the Massachusetts Department of Developmental Services (formerly the Department of Mental Health and Mental Retardation). He later served as Manager of Reimbursement for the Harvard Community Health Plan and was a senior consultant with Touche Ross & Company. Mr. Mosakowski is the Chairman of the Board of Trustees of Clark University and a founding benefactor of Clark University's Mosakowski Institute for Public Enterprise. Mr. Mosakowski serves on the Board of Directors of several private and not-for-profit companies.

        Given Mr. Mosakowski's experiences founding and growing PCG, he brings to our Board of Directors a deep understanding of the healthcare industry, the services that we provide, the markets that we serve and the potential for our continued growth.

        Bart M. Schwartz has served as one of our directors since July 2010. Mr. Schwartz currently serves as the Chairman and Chief Executive Officer of SolutionPoint International, LLC, which provides an integrated array of business intelligence, security and compliance, identity assurance and situational awareness solutions. In 2003, Mr. Schwartz founded his own law firm, which specializes in, among other areas, conducting independent investigations, monitoring and Independent Private Sector Inspector General engagements and developing, auditing and implementing compliance programs. From 1991 to 2003, Mr. Schwartz served as the Chief Executive Officer of Decision Strategies, an internationally recognized investigative and security firm, which was sold to SPX Corporation in 2001. Mr. Schwartz has over 30 years' experience managing domestic and international investigations, prosecutions and assessments for clients in both the public and private sectors.

        Mr. Schwartz brings extensive legal and compliance experience to our Board of Directors, which is particularly valuable as we continue to expand our business. Mr. Schwartz's background makes him well-positioned to serve as the Chairman of the Compliance Committee and a member of the Nominating Committee.

Directors Whose Terms Expire in 2013

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

        Mr. Miller brings to the Board of Directors both a thorough understanding of our business and the healthcare industry and extensive experience in the financial markets. His significant operational experience, both at HMS and at EmCare Holdings, makes him well-positioned to provide the Company with insight on financial, operational and strategic issues.

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

        Michael A. Stocker, M.D. has served as one of our directors since January 2007. Since September 2008, Dr. Stocker has served as Chairman of the Board of the New York City Health and Hospitals Corporation (HHC), the largest municipal hospital and healthcare system in the country. From January 2006 to April 2007, Dr. Stocker served as President and Chief Executive Officer of WellPoint, Inc.'s

East Region. Dr. Stocker served as President and Chief Executive Officer of Empire Blue Cross Blue Shield from 1994 until its acquisition by Wellpoint, Inc. in December 2005. Dr. Stocker has also held executive level positions with both CIGNA and US Healthcare. Dr. Stocker serves as a director of Coventry Health Care, Inc. He also serves on the Boards of the Arthur Ashe Institute for Urban Health, New York Stem Cell Funding Committee, SeeChange Health and Triveris, Inc. (part of the Psilos Group).

        Dr. Stocker brings a unique perspective to our Board of Directors given his background as a medical professional, his recognized expertise as a business leader, which is exemplified by his appointment as Chairman of HHC by New York's Mayor Bloomberg and his executive-level experience at some of the largest US health insurance companies. Dr. Stocker's background and experience make him well-positioned to serve as the Chairman of the Nominating Committee and as a member of the Compliance Committee.

        Richard H. Stowe has served as one of our directors since 1989. Mr. Stowe is a general partner of Health Enterprise Partners LLP, a private equity firm. From 1999 to 2005, Mr. Stowe was a private investor, a senior advisor to the predecessor funds to Health Enterprise Partners and a senior advisor to Capital Counsel LLC, an asset management firm. From 1979 until 1998, Mr. Stowe was a general partner of Welsh, Carson, Anderson & Stowe. Prior to 1979, he was a Vice President in the venture capital and corporate finance groups of New Court Securities Corporation (now Rothschild, Inc.). Mr. Stowe is also a director of several private and not-for-profit companies and educational institutions. From 1998 to 2007, Mr. Stowe served as a director of MedQuist, Inc.

        Mr. Stowe brings 40 years of financial, capital markets and investment experience to our Board of Directors. Mr. Stowe's background and experience make him well-positioned to serve as the Chairman of the Compensation Committee and as a member of the Audit and Nominating Committees.

Audit Committee and Audit Committee Financial Expert

        We have a separately-designated standing Audit Committee which consists of Ms. Rudnick (Chair) and Messrs. Kelly and Stowe. Mr. Miller served as a member of the Audit Committee from January 2011 through March 2012. The Board of Directors has determined that each member of the Audit Committee is an independent director, as defined in the NASDAQ Marketplace Rules and the independence requirements contemplated by Rule 10A-3 under the Exchange Act and meets NASDAQ's financial knowledge and sophistication requirements. In addition, the Board has determined that Mr. Kelly qualifies as an "audit committee financial expert," as such term is defined in Item 407(d)(5)(ii) of Regulation S-K.

Material Changes to the Procedures for Recommending Nominees to the Board of Directors

        There have been no material changes to the procedures described by which security holders may recommend nominees to our Board of Directors as described in our Annual Report on Form 10-K for the year ended December 31, 2010 and our 2011 Proxy Statement.

Section 16(A) Beneficial Ownership Reporting Compliance

        Pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, our executive officers, directors and persons owning more than 10% of a registered class of our equity securities are required to file reports of ownership and changes in ownership of common stock with the SEC. Copies of such reports are required to be furnished to us.

        Based solely on a review of the copies of such reports furnished to us, or written representations that no other reports were required, we believe that during fiscal year 2011, all of our executive officers and directors complied with the requirements of Section 16(a), except that due to administrative error: (i) one report covering one transaction was not timely filed by each of Ms. Nustad, Dr. Stocker, and Messrs. Mosakowski, Schwartz, and Singh; (ii) one report covering two transactions was not timely filed by each of Messrs. Donabauer and Lucia; and (iii) two reports covering one transaction each were not timely filed by Mr. Holster.

Code of Ethics

        We have adopted a Code of Business Conduct For Designated Senior Financial Managers that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions and such other personnel of the Company or its wholly-owned subsidiaries as may be designated from time to time by the Chairman of the Company's Audit Committee. The Code of Business Conduct is posted on our website at www.hms.com under the "Investors Relations"/ "Corporate Governance" tabs and can also be obtained free of charge by sending a request to our Corporate Secretary at 401 Park Avenue South, New York, New York 10016. Any changes to or waivers under the Code of Business Conduct that relate to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions must be approved by our Board of Directors and will be disclosed in a Current Report on Form 8-K within four business days of the change or waiver.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

Introduction

        This Compensation Discussion and Analysis, or CD&A, describes HMS's 2011 executive compensation program and should be read in conjunction with the compensation tables and related narrative descriptions that follow those tables. In particular, this CD&A explains how the Compensation Committee of the Board of Directors (the "Board") made its compensation decisions for our Named Executive Officers for 2011.

        As of the end of the fiscal year ended December 31, 2011, our Named Executive Officers were:

  •
  William C. Lucia, President and Chief Executive Officer;
  •
  Walter D. Hosp, Executive Vice President, Chief Financial Officer & Chief Administrative Officer;
  •
  Sean Curtin, Executive Vice President, Chief Operations Officer;
  •
  Christina Dragonetti, Executive Vice President, Chief Development Officer; and
  •
  Maria Perrin, Executive Vice President, Chief Business Officer.

2011 Say-on-Pay Vote

        At the 2011 Annual Meeting, approximately 98% of the votes cast on the say-on-pay proposal were in favor of our executive compensation program described in our 2011 Proxy Statement. The Compensation Committee believes that this affirms shareholders' support of the Company's approach to executive compensation, and therefore, did not change its general approach as it made decisions for 2012. As market practices on executive compensation policies evolve, the Committee will continue to evaluate and, if needed, make changes to our executive compensation program to ensure that it continues to reflect our compensation philosophy and objectives. The Compensation Committee will continue to consider the outcome of the Company's say-on-pay votes when making future compensation decisions for executive officers.

Executive Summary

        The following is an overview of our financial performance in 2011.

  •
  In December 2011, we completed the acquisition of HDI Holdings, Inc. and its operating subsidiary, HealthDataInsights, Inc., or HDI. Based in Las Vegas, Nevada, HDI provides improper payment identification services for government and commercial health plans, and is the Medicare Recovery Audit Contractor (RAC) in CMS Region D. Through this acquisition we have extended our reach in the federal, state and commercial markets, and have gained an immediate platform to expand service offerings to our existing clients.

  •
  The 2011 reported net income of $47.7 million was adjusted to exclude $4.6 million for the after-tax HDI acquisition expenses and $0.2 million for the after-tax other non-recurring expenses. The resulting adjusted non-GAAP net income was $52.5 million.

  •
  For the full year 2011, we reported revenue of $363.8 million, a 20.1% increase over 2010 revenue of $302.9 million. Also for the full year, we reported net income of $47.7 million, a 19.2% increase over 2010 net income of $40.1 million. After adjusting for the after-tax HDI acquisition expenses of $4.6 million and other non-recurring expenses of $0.2 million, net income for 2011 increased 30.2% from the prior year to $52.5 million.

  •
  Our stock price increased 105% for the one-year period ending December 31, 2011 and 204% for the three-year period ending December 31, 2011.

        The following highlights the Compensation Committee's key decisions for 2011, as reported in the 2011 Summary Compensation Table. These decisions were made with the advice of the Compensation Committee's independent consultant, Frederic W. Cook & Co., Inc., or FWC, (see "Role of Compensation Consultant" below) and are discussed in greater detail elsewhere in this CD&A.

  •
  In February 2011, the Board adopted an Annual Incentive Plan, which was subsequently approved by our shareholders. The Annual Incentive Plan is intended to enable us to maximize the tax deductibility of compensation expense in respect of Named Executive Officers for incentive awards and short term (cash) incentive compensation, under Section 162(m) of the Internal Revenue Code (Code Section 162(m)). Under the Annual Incentive Plan, a maximum award is determined pursuant to a formula developed at the beginning of the fiscal year. The Compensation Committee may then adjust the maximum award downward through the application of downward discretion.

  •
  In February 2011, the Board approved a grant to our Named Executive Officers of restricted stock units with an aggregate value of $4.95 million. An aggregate of 200,886 restricted stock units were granted to our Named Executive Officers on February 18, 2011, based on the closing price of our common stock of $24.64 on the NASDAQ Global Select Market on that date. The restricted stock units vest in 25% increments, with the first 25% vesting on the second anniversary of the grant date and the remainder vesting ratably on the third, fourth and fifth anniversaries of the grant date.

  •
  In March 2011, we entered into a new employment agreement with Mr. Lucia with a two-year term. In addition, to enable the Company to offer competitive total compensation packages to its senior executives, in 2011 the Committee approved standardizing the terms of employment of our senior executives, which included providing consistent separation and change in control protection. In April 2012, we entered into employment agreements with each of our other Named Executive Officers that include these provisions.

o	These employment agreements do not include (i) excise tax gross-ups as a result of termination following a change of control or (ii) provide benefits or material perquisites that are not provided to all employees.

  •
  In mid-2011, the Compensation Committee undertook, with the assistance of FWC, a competitive review of executive compensation. Based on this review, which is described further later in the CD&A, the Compensation Committee approved the following changes to our executive compensation program:

o	An increase in the targeted annual short-term (cash) incentive award opportunity for our Named Executive Officers effective as of January 1, 2012, as follows: (i) Mr. Lucia's target was increased from 65% of his base salary to 100% of his base salary and (ii) the target for Messrs. Hosp, Curtin and Mses. Dragonetti and Perrin was increased from 50% of their respective base salaries to 65% of their respective base salaries.
o
Annual long-term incentive awards were granted in October 2011 at levels that: (i) brought Mr. Lucia's target total direct compensation to the median for the 2011 Peer Group and (ii) brought the other Named Executive Officer's target total direct compensation to between the median and the 75th percentile for the 2011 Peer Group.
  •
  Annual short-term (cash) incentive compensation earned in 2011 by the Named Executive Officers was determined in February 2012. The 2011 awards for the Named Executive Officers were paid at an average of 127.4% of target. The awards were primarily based on predefined financial objectives, including the achievement by the Company of (i) net income which was 2.9% over the targeted amount for 2011 and (ii) operating income which was 1.7% over the targeted amount for 2011 and the achievement of specific business area operating income targets.

Objectives and Philosophy of Our Executive Compensation Program

        Our mission is to be the leading provider of quality services in the markets we serve. To support this and other strategic objectives as approved by the Board and to provide adequate returns to shareholders, we must compete for, attract, develop, motivate and retain top quality executive talent at the corporate office and operating business units during periods of both favorable and unfavorable business conditions.

        Our executive compensation program is a critical management tool in achieving this goal. "Pay for performance" is the underlying philosophy for our executive compensation program. The program is designed and administered to:

  •
  reward performance that drives the achievement of our short-and long-term goals;

  •
  align the interests of our senior executives with the interests of our shareholders, thus rewarding individual and team achievements that contribute to the attainment of our business goals;

  •
  attract, develop, motivate and retain high-performing senior executives by providing a balance of total compensation opportunities, including salary, short- and long-term cash and equity incentives that are competitive with similarly situated companies and reflective of our performance;

  •
  help ensure that costs are appropriately supported by performance and our intention that short-term and long-term incentive compensation payouts qualify as performance-based compensation, that is tax deductible under Code Section 162(m); and

  •
  motivate our senior executives to pursue objectives that create long-term shareholder value and discourage behavior that could lead to excessive risk, by balancing our fixed and at-risk pay (both short- and long-term incentives) and choosing financial metrics that we believe drive long-term shareholder value.

Management and the Compensation Committee

    Role of Management

        Our President and Chief Executive Officer and our Chief Financial Officer develop recommendations regarding executive compensation program design for our other Named Executive Officers and certain other highly compensated individuals. In addition, they are involved in setting the financial objectives that, subject to the approval of the Board and the Compensation Committee, are used as the performance measures for the short- and long-term incentive plans. Our Chief Financial Officer provides the Compensation Committee with financial information relevant to determining the achievement of performance objectives and related annual cash incentive compensation. As part of its review process, the Compensation Committee receives both a performance assessment for each other Named Executive Officer from our President and Chief Executive Officer and his recommendations regarding base salary and short- and long-term incentives.

    Role of Compensation Committee

        Our executive compensation program is administered by the Compensation Committee. The Compensation Committee determines and approves total executive remuneration based on its review and evaluation of proposals, recommendations presented by the Company's senior management and the advice of its independent compensation consultant.

Compensation Consultant and Peer Group Analysis

    Role of Compensation Consultant

        The Compensation Committee has retained FWC as its independent compensation consultant to provide executive compensation services to the Compensation Committee. FWC reports directly to the Compensation Committee and the Compensation Committee directly oversees the fees paid for FWC's services. The Compensation Committee utilizes FWC to review management's recommendations with the instruction that FWC is to advise the Compensation Committee independent of management and to provide such advice for the benefit of the Company and its shareholders. FWC does not provide any consulting services to the Company beyond its role as a consultant to the Compensation Committee.

        FWC provided the following services to the Compensation Committee in 2011:

  •
  assisted in the design and development of the 2011 executive compensation program, including the Annual Incentive Plan;

  •
  provided competitive benchmarking and market data analysis;

  •
  provided analyses and industry trends relating to the compensation of our President and Chief Executive Officer and our other Named Executive Officers;

  •
  assisted with review of senior executive employment agreements;

  •
  provided updates with regard to emerging trends and best practices in executive compensation;

  •
  reviewed and provided advice on the Company's executive compensation-related disclosure in its 2011 Proxy Statement; and,

  •
  reviewed and provided advice relating to amendments to the Company's 2006 Stock Option Plan, as amended.

    Peer Group Compensation Analysis

        In determining 2011 executive compensation, the Compensation Committee compared our executive compensation against that paid by a peer group of public companies in the healthcare information services industry approved by the Compensation Committee, taking into account the recommendations of FWC. This peer group, which is periodically reviewed and updated by the Compensation Committee, consists of companies the Compensation Committee believes are generally comparable to us in size, financial profile and scope of operations and against which the Compensation Committee believes we compete for executive talent.

        Companies included in this peer group for purposes of establishing 2011 compensation levels were: Accretive Health, Inc., Allscripts-Misys Healthcare Solutions Inc., AthenaHealth, Inc., Centene Corporation, Emdeon Inc., MAXIMUS, Inc., MedAssets, Inc., Molina Healthcare, Inc., Quality Systems, Inc. and SXC Health Solutions Corp. (collectively, the "2011 Peer Group"). This peer group reflects (relative to the Company's prior peer group) the removal of Computer Programs & Systems Inc. and Healthways, Inc., because they are no longer an appropriate size for inclusion in the peer group and the removal of Eclipsys Corporation and Phase Forward, Incorporated because they were acquired.

        The chart below compares HMS's revenue, revenue growth, net income and market capitalization to the median revenue, revenue growth, net income and market capitalization for our 2011 Peer Group. Note that although HMS's revenue is below the median, its net income is at the peer median and market capitalization is above the peer median and closer to the 75th percentile of $2.7 billion. In addition, HMS's three year revenue growth rate is between the peer median and 75th percentile of 31.5%.

(in millions, except growth data)(1)	HMS	2011 Peer Group Median
Revenue	$320	$951
Revenue growth (3 year)(2)	26.5%	19.9%
Reported Net Income(3)	$42	$42
Market Capitalization(4)	$2,172	$1,648

(1)
Revenue and Net Income based on published earnings releases for the 12 month period ended July 31, 2011, where available.

(2)
Cumulative compound growth rate

(3)
Before extraordinary items and discontinued operations

(4)
As of June 30, 2011

Components of our Executive Compensation Program

        The primary elements of our executive compensation program are as follows:

  •
  Recognizing Skills/Experience/Responsibilities

    Base salary: fixed compensation for performing day-to-day responsibilities.

  •
  Promoting and Rewarding Short-Term Performance

    Annual short-term (cash) incentive compensation: cash compensation program based on the achievement of short-term financial goals and other strategic objectives measured over the current year.

  •
  Promoting and Rewarding Long-Term Performance

    Long-Term Incentive Awards: Annual awards, primarily in the form of equity, that are designed to build executive stock ownership, retain executives and align compensation with the achievement of our long-term financial goals of creating shareholder value and achieving strategic objectives as measured over multi-year periods.

        We also provide salary and benefit continuation payments that are only payable if an executive officer's employment is terminated under specific circumstances. These benefits, which provide reasonable income protection in the event an executive officer's employment is terminated without cause or following a change in control, an executive officer resigns for good reason, support our executive retention goals and encourages executive independence and objectivity in considering a potential change in control transaction.

2011 Executive Compensation Elements

        In mid-2011, the Compensation Committee retained FWC to conduct a competitive review of the overall compensation packages of our Named Executive Officers (the "2011 Competitive Review"). The analysis was based on a review of the compensation of our Named Executive Officers to similarly situated executives in the 2011 Peer Group, with the continued overall goal of maintaining target total direct compensation for our Named Executive Officers between the median and the 75th percentile for our 2011 Peer Group. As part of the 2011 Competitive Review, the Compensation Committee reviewed (i) a competitive analysis of the target total direct compensation of the Named Executives, including base salary, short- and long-term incentives, (ii) an analysis of the relationship between our 2010 actual compensation levels for the Named Executive Officers and our performance relative to the peer group companies, and (iii) a competitive assessment of our aggregate long-term incentive grant practices, including a review of share usage (shares granted in equity plans as a percentage of weighted average shares outstanding) and potential dilution relative to peer group practice and fair value transfer analysis that measures the aggregate value of long-term incentives as a percent of market capitalization and revenue.

        The results of the 2011 Competitive Review indicated that for Mr. Curtin, Mses. Dragonetti and Perrin, target total direct compensation, excluding the special retention grants made in 2009 and 2011, was between the 25th percentile and the median for the 2011 Peer Group and for Messrs. Lucia and Hosp, it was below the 25th percentile. Target total direct compensation, including the special retention grants, was between the median and the 75th percentile for the 2011 Peer Group for the Named Executive Officers other than Mr. Lucia but remained below the 25th percentile for Mr. Lucia. The Compensation Committee, with the assistance of FWC, then evaluated each of the three key components of our executive compensation program against the 2011 Peer Group in determining whether any changes were appropriate. This evaluation and the subsequent changes made are set forth under the description of each of the three key components of our executive compensation program: base salary, short term (cash) incentive compensation and long-term incentive compensation.

        The Compensation Committee does not have a formal or informal policy or target for allocating compensation between cash and non-cash compensation, or among the different forms of non-cash compensation. In allocating compensation between cash and non-cash forms, the Compensation Committee, after reviewing information provided by FWC, determines what it believes is in its business judgment to be the appropriate level of each of the various compensation components with an overall goal of setting total direct compensation between the median and the 75th percentile for our 2011 Peer Group.

Base Salary

        Base salary is used to recognize the experience, skills, knowledge and responsibilities of our employees, including our Named Executive Officers. In determining the amount of compensation to be paid to our Named Executive Officers, the Compensation Committee adheres to long established compensation policies pursuant to which executive compensation is determined. The key factors in determining base salary are the prevailing rate of compensation for positions of like responsibility and the level of the Named Executive Officer's compensation in relation to others with similar responsibilities and tenure. To ensure both competitiveness and appropriateness of base salaries, we retain independent compensation consultants on a periodic basis to update the job classification and pay scale structure pursuant to which individual Named Executive Officers are classified and the pay ranges with which their jobs are associated.

        Base salaries are reviewed at least annually by our Compensation Committee and are adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Based on the 2011 Competitive Review, the Committee determined that base salaries for the Named Executive Officers were between the median and the 75th percentile for the 2011 Peer Group and as result the Committee determined to maintain base salaries at 2010 levels.

Annual Short-Term (Cash) Incentive Compensation

  General

        The Compensation Committee has the authority to award annual short-term (cash) incentive compensation to our Named Executive Officers in accordance with specific performance criteria established each year and based on the extent to which those criteria were achieved. The Compensation Committee believes that this component of our executive compensation program promotes the Company's performance-based compensation philosophy by providing Named Executive Officers with direct financial incentives in the form of annual cash incentives for achieving specific performance goals. Criteria for the annual short-term (cash) compensation awards are established and awards are ultimately made in a manner intended to reward both overall corporate performance and an individual's participation in attaining such performance. Our annual short-term (cash) incentive awards are paid in cash, ordinarily in a one payment in the first quarter following the completion of the fiscal year.

  Annual Incentive Plan

        The Named Executive Officers participate in the Company's Annual Incentive Plan, pursuant to which, for 2011, the Named Executive Officers were eligible to receive a maximum bonus award based on a percentage of net income achieved for the fiscal year. Net income was selected as the performance metric under the Annual Incentive Plan because it is a primary reporting metric for the Company and is based on generally accepted accounting principles. Net income includes all income and expense items and all gains and losses, whether they are considered recurring or non-recurring. The Committee selected net income as the performance metric to ensure that the maximum potential payout is determined as a percentage of controllable profit.

  Maximum Award

        For 2011, the maximum potential award for Mr. Lucia was equal to 5% of our 2011 net income and the maximum potential award for each of the other Named Executive Officers was equal to 2.5% of our 2011 net income. The Committee uses these percentages of net income to determine the maximum bonus awards payable to the Named Executive Officers and then may exercise its downward discretion to reduce, but not increase, those maximum award payouts. However, in no event can an award exceed the Annual Incentive Plan's per person maximum of $2.0 million.

  Reduction of Maximum Award

        The Committee may reduce the maximum bonus awards based on the pre-determined annual short-term (cash) incentive award opportunity, or bonus target, established for each Named Executive Officer. As discussed below, in exercising its discretion whether to reduce the maximum awards, the primary factors that the Compensation Committee considers when determining the actual short term (cash) incentive compensation for our Named Executive Officers are predetermined financial performance objectives, but it may increase or decrease the annual award based on a Named Executive Officer's attainment of goals relating to strategic objectives or to account equitably for items impacting the predetermined performance objectives that are non-recurring in nature.

  2011 Financial Goals

        The target annual award opportunity for our Named Executive Officers for 2011 and the pre-determined financial and other goals against which their performance was measured were as follows:

Named Executive Officer	Target Award Opportunity (as a % of base salary)	Financial & Other Objectives
W. C. Lucia	65%	100% based on Company's achievement of net income target
W. D. Hosp	50%	100% based on Company's achievement of net income target
S. Curtin	50%	25% based on Company's achievement of operating income target
		75% based on achievement of business area operating income target
C. Dragonetti	50%	50% at the Committee's discretion
		50% based on achievement of business area operating income target
M. Perrin	50%	25% based on Company's achievement of operating income target
		75% based on achievement of business area operating income target

        The financial objective established for 2011 for Messrs. Lucia and Hosp was the achievement by the Company of a specific net income target, adjusted for the HDI acquisition and other non-recurring expenses. As illustrated in the chart below, the applicable percentage of the bonus target to be paid varies with the percentage of the Company's attainment of its net income target. The net income target for 2011 was $51.0 million.

Net Income Target (in millions)	Percent of Target Achieved	Bonus Multiple
$43.4	85%	—
$47.2	92.5%	0.5
$51.0	100%	1.0
$56.1	110%	1.6
$61.2	120%	2.2
$66.3	130%	2.8
$71.4	140%	3.4

        Given the roles of Mr. Curtin and Ms. Perrin as leaders of specific operating areas, the Committee, upon the advice of Mr. Lucia and FWC, determined that a more appropriate financial objective for these Named Executive Officers should include both the achievement by the Company of a specified operating income target and a business area financial objective. As a result, their 2011 annual short-term (cash) incentive award opportunity was based on the following: (i) 25% is based on the Company's achievement of a specified operating income target (the "Company Component") and (ii) 75% is based on their respective business area's achievement of a specified operating income target (the "Business Area Component"). The Committee believes that this weighting between the Company and Business Area Components provides the appropriate balance between linking their short term (cash) compensation to Company performance, over which they have limited control and linking it to their own performance through their respective business area's operating income, over which they have more control and in each case, providing an incentive that focuses on encouraging sustained growth and long-term success.

        As illustrated in the chart below, the applicable percentage of the Corporate Component of the bonus target to be paid varies with the percentage of the Company's attainment of its operating income target. The Company's operating income target for 2011 was $85.5 million.

Company Operating Income Target (in millions)	Percent of Target Achieved	Bonus Multiple
$72.7	85%	—
$79.0	92.5%	0.5
$85.5	100%	1.0
$94.0	110%	1.6
$102.6	120%	2.2
$111.1	130%	2.8
$119.7	140%	3.4

        Upon the achievement of 100% of the Company's operating income target, Mr. Curtin and Ms. Perrin would be entitled to the full Corporate Component of 25% of their respective targeted annual award opportunity.

        Mr. Curtin's business area operating income target for 2011 was $166.2 million and as illustrated below, the percentage of the Business Area Component of his targeted annual incentive award opportunity varies with the percentage of his business area's attainment of its operating income target.

Curtin Business Area Operating Income Target (in millions)	Percent of Target Achieved	Bonus Multiple
$141.3	85%	—
$153.7	92.5%	0.5
$166.2	100%	1.0
$182.8	110%	1.3

        Ms. Perrin's business area operating income target for 2011 was $160.5 million and as illustrated below, the percentage of the Business Area Component of her targeted annual incentive award opportunity varies with the percentage of her business area's attainment of its operating income target.

Perrin Business Area Operating Income Target (in millions)	Percent of Target Achieved	Bonus Multiple
$136.5	85%	—
$148.5	92.5%	0.5
$160.5	100%	1.0
$176.6	110%	1.3

        In January 2011, Ms. Dragonetti assumed leadership of the newly created functional area of Corporate Development. Given that this business area is new to the Company and in acknowledgement of its start-up phase, the Committee, upon the advice of Mr. Lucia, determined that 50% of Ms. Dragonetti's annual short-term (cash) incentive award opportunity would be discretionary and the remaining 50% would be based on her business area's achievement of an operating income target of $7.5 million. As illustrated below, the portion of her bonus that is based on business area performance is determined by the percentage of her business area's attainment of its operating income target.

Dragonetti Business Area Operating Income Target (in millions)	Percent of Target Achieved	Bonus Multiple
$6.3	85%	—
$6.9	92.5%	0.5
$7.5	100%	1.0

  2011 Individual Goals

        Specific individual goals are not set for each Named Executive Officer; rather, following completion of the fiscal year, the Compensation Committee assesses each Named Executive Officer's overall contributions to helping the Company achieve its financial objective by (i) improving revenue, net income, cash flow, operating margins, earnings per share and return on shareholders' equity, (ii) developing competitive advantages, (iii) dealing effectively with the growing complexity of our business, (iv) developing business strategies, managing costs and improving the quality of our services as well as customer satisfaction, (v) successfully executing divestitures, acquisitions and strategic partnerships, (vi) implementing operating efficiencies and (vii) general performance of individual job responsibilities.

  2011 Short-Term (Cash) Incentive Compensation Calculations

Named Executive Officer	Achievement of Financial Objective	Achievement of Business Area Financial Objective	Other Factors	Total(1)
W. C. Lucia	$495,775	n/a	$60,000	$555,775
W. D. Hosp	$249,354	n/a	$60,000	$309,354
S. Curtin	$54,954	$165,851	$54,195	$275,000
C. Dragonetti	n/a	—	$160,000	$160,000
M. Perrin	$54,954	$217,954	$12,092	$285,000

(1)
The amounts in this column do not exceed the Plan maximums, which for 2011 were $2.0 million for Mr. Lucia and $1.2 million for each of the other Named Executive Officers.

        The Committee, in exercising its discretion under the Annual Incentive Plan to determine the amount of the 2011 awards for Mr. Hosp and Mr. Lucia, considered the Company's achievement of net income of $52.5 million (adjusted for the HDI acquisition and other non-recurring expenses), which was 2.9% over the targeted amount for 2011 of $51.0 million. The Committee also considered for (i) Mr. Lucia its overall results under his leadership, which, among other achievements, included the completion of the HDI acquisition in December 2011 and (ii) for Mr. Hosp his key role in the HDI acquisition and related financing.

        The Committee, in exercising its discretion under the Annual Incentive Plan to determine the amount of the 2011 award for Mr. Curtin considered the Company's achievement of operating income which was 1.7% over the targeted amount for 2011, Mr. Curtin's business area operating income which was 3.0% over the targeted amount for 2011 and his contributions to the Company's achievement of its overall strategic plan.

        The Committee, in exercising its discretion under the Annual Incentive Plan to determine the amount of the 2011 award for Ms. Dragonetti considered Ms. Dragonetti's business area operating income which was below the targeted amount for 2011. The Committee also considered her contributions in the newly created area of corporate development, the early stage of this business area relative to the Company's other business areas and her contributions to the Company's achievement of its overall strategic plan.

        The Committee, in exercising its discretion under the Annual Incentive Plan to determine the amount of the 2011 award for Ms. Perrin considered the Company's achievement of operating income which was 1.7% over the targeted amount for 2011, Ms. Perrin's business area operating income which was 13.6% over the targeted amount for 2011 and her contributions to the Company's achievement of its overall strategic plan.

Results of 2011 Competitive Review

        Based on the 2011 Competitive Review performed by FWC, it was determined that the targeted annual short-term (cash) incentive award opportunity for the Named Executive Officers were below the median of the 2011 Peer Group and were generally at or near the 25th percentile. Consistent with the Compensation Committee's goal of providing total direct compensation packages between the median and the 75th percentile for the 2011 Peer Group, the Compensation Committee approved increasing the target annual short-term (cash) incentive award of our Named Executive Officers effective as of January 1, 2012, as follows: (i) Mr. Lucia's target was increased from 65% of his base salary to the 2011 Peer Group median of 100% of his base salary and (ii) Messrs. Hosp, Curtin and Mses.

Dragonetti and Perrin from 50% of their respective base salaries to the 2011 Peer Group median of 65% of their respective base salaries.

Long-Term Incentive Compensation

  2011 Competitive Review

        In connection with the 2011 Competitive Review, the Compensation Committee evaluated the long-term incentive compensation component of the executive compensation program with an overall goal of establishing long-term incentive awards that approximate the median of the 2011 Peer Group. With the guidance of FWC, the Committee reviewed the Company's long-term incentive grant practices, including a review of share usage (shares granted in equity plans as a percentage of weighted average shares outstanding) and potential dilution relative to peer group practice and fair value transfer analysis that measures the aggregate value of long-term incentives as a percent of market capitalization and revenue.

        Taking into consideration FWC's recommendations and the Committee's overall goal of maintaining target total direct compensation at between the median and the 75th percentile for the 2011 Peer Group, the Committee established a target amount for total long-term compensation. The target amount for Mr. Lucia brought his total direct compensation (including the increase in his 2012 short term (cash) incentive compensation award target) up to the median for the 2011 Peer Group and the target amount for the other Named Executive Officers brought their total direct compensation (including the increase in their short term (cash) incentive compensation award target) to between the median and the 75th percentile for the 2011 Peer Group.

  How Awards Are Granted

        The longer-term component of our executive compensation program has generally consisted of stock options and was expanded to include restricted stock awards in 2009 and restricted stock units in 2011. We believe that equity grants provide our Named Executive Officers with a strong link to our long-term performance to create an ownership culture and help to align their interests with those of our shareholders.

        Typically, during the fourth quarter of each year, the dates for the upcoming years' meetings of the Compensation Committee are scheduled. The award determination takes place at the regularly scheduled meeting of the Compensation Committee held following the second quarter of each year. Equity awards are typically granted to our executives annually on October 1. Equity awards are granted upon the recommendation of management and approval of the Compensation Committee based upon its subjective evaluation of the appropriate grant depending upon the level of responsibility of each Named Executive Officer. In accordance with our Fourth Amended and Restated 2006 Stock Plan (the "2006 Plan"), we set the exercise price of all stock options equal to the closing price of our common stock on the NASDAQ Global Select Market on the day of the grant or, if no such prices are reported for that day, the next date on which prices are reported as determined by the Compensation Committee. Stock options generally become exercisable in installments over the period specified by the Compensation Committee. Accordingly, a stock option grant will provide a return to the executive officer only in the following circumstances: (i) the executive officer remains employed during the vesting period (ii) the performance conditions are achieved and (iii) the market price of our common stock appreciates from the option's exercise price. As a result, stock options strongly support our objective of ensuring that pay is aligned with changes in shareholder value.

        We have issued restricted stock awards and restricted stock units to support the goal of retaining key Named Executive Officers. Restricted stock awards and restricted stock units issued to executives generally vest in installments over the period specified by the Compensation Committee. Accordingly, restricted stock awards and restricted stock units will provide a return to the executive officer only if the executive officer remains employed during the vesting period. The value of the restricted stock awards and restricted stock units to the executive increases as the market price of our common stock increases, but because no specific amount of market price appreciation is necessary for a return to be provided to the executive, the number of shares underlying a restricted stock award and a restricted stock unit is lower relative to the number of shares underlying a stock option grant.

  2011 Long-Term Incentive Plan Grants

        For the 2011 fiscal year, in making its determinations with respect to granting long-term incentives, the Compensation Committee considered FWC's recommendations based on the 2011 Competitive Review and the individual contributions of the Named Executive Officers discussed above under "Annual Short-Term (Cash) Incentive Compensation," in addition to several more objective factors, including comparative share ownership of similarly-situated executives, the Company's financial performance, the amount of equity previously awarded, the vesting of such awards and the retention value of the award. In determining amounts of long-term incentive compensation to be awarded, no fixed or specific mathematical weighting was applied to the subjective or the objective assessment of the Named Executive Officers' individual achievements.

        Consistent with prior years, the Committee determined that the Named Executive Officers would receive 50% of the value of their total 2011 annual long-term incentive awards in time vested stock options and 50% in performance-based stock options. The Committee believes that this mix of vesting supports several important objectives, including compensating Named Executive Officers for achievement of long-term goals tied to business strategy through the use of performance-based vesting, rewarding Named Executive Officers for sustained increases in stock price, enhancing retention by mitigating the impact of stock price fluctuations and ensuring the overall cost of the program is aligned with compensation realized by Named Executive Officers and performance delivered to shareholders. In addition, annual grants of long-term incentives are intended to be competitive with those of our 2011 Peer Group.

        In September 2011, the outside directors of the Compensation Committee approved the grant, on October 1, 2011, of non-qualified stock options to purchase: (i) 143,256 shares of our common stock to Mr. Lucia and (ii) 50,736 shares of our common stock to Messrs. Hosp and Curtin and Mses. Dragonetti and Perrin. The exercise price for these stock options was $22.95 per share. These stock options are exercisable over seven years and contain a performance vesting component. For more information about the performance vesting component see the discussion following the Grants of Plan-based Awards table below.

  2011 Retention Grant

        In connection with its executive compensation review in July 2010, the Compensation Committee recommended that the Board approve a retention grant in February 2011 of restricted stock units to each of the Named Executive Officers. In February 2011, the Board approved the grant of restricted stock units with an aggregate value of $4.95 million. An aggregate of 200,886 restricted stock units were granted to our Named Executive Officers on February 18, 2011, based on the closing price of our common stock of $24.64 on the NASDAQ Global Select Market on that date. The restricted stock units vest in 25% increments, with the first 25% vesting on the second anniversary of the grant date and the remainder vesting ratably on the third, fourth and fifth anniversaries of the grant date.

Benefits and Other Compensation

        We maintain broad-based benefits that are provided to all employees, including health and dental insurance, life and disability insurance and a 401(k) plan. Our Named Executive Officers are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees. The Company matches 100% of participant contributions to our 401(k) plan up to 3% of their eligible compensation and 50% of the next 2% of their eligible compensation contributed to the 401(k) plan, up to a maximum of $9,800 per annum.

Severance and Change-in-Control Benefits

        To enable us to offer competitive total compensation packages to our senior executives, as well as to ensure the ongoing retention of these individuals when considering transactions that may create uncertainty as to their future employment with us, in 2011 the Committee approved standardizing the terms of employment of our senior executives, which included providing consistent separation and change in control protection

        Based on information provided by FWC, the Committee believes that the protection afforded provides a level of benefits that are estimated to be within a reasonable range based on competitive practices with respect to comparable positions. We believe that the benefits provided under these agreements are consistent with the Company's objective of attracting and retaining highly qualified executives and provide reasonable assurance so that our senior executives are not distracted from their duties during the uncertainty that may accompany a possible change in control.

        We have provided detailed information about Mr. Lucia's employment agreement and our agreements with the other Named Executive Officers and the benefits provided to Mr. Lucia and the other Named Executive Officers under their respective agreements, along with estimates of the value of such benefits under various circumstances, under the caption "Potential Payments upon Termination of Employment or Change-in-Control" below.

Tax Considerations

        Code Section 162(m) prohibits us from deducting any compensation in excess of $1 million paid to our Chief Executive Officer and the three other most highly compensated Named Executive Officers employed at the end of the year (other than our Chief Financial Officer), except to the extent that such compensation is paid pursuant to a shareholder approved plan upon the attainment of specified performance objectives. The Compensation Committee believes that tax deductibility is an important factor, but not the sole factor, to be considered in setting executive compensation policy. Accordingly, the Compensation Committee periodically reviews the potential consequences of Section 162(m) and generally intends to take such reasonable steps as are required to avoid the loss of a tax deduction due to Section 162(m). However, the Compensation Committee may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.

Summary Compensation Table

        The following table sets forth the cash and non-cash compensation awarded to or earned by our Named Executive Officers for the fiscal years ended December 31, 2011, 2010 and 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards(1) ($)		Option Awards(2) ($)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)		Total Compensation ($)
William C. Lucia	2011	650,000	—		1,350,000	(4)	1,200,000	(5)	555,775	9,800		3,765,575
President and Chief	2010	553,846	—		—		425,200	(6)	500,692	9,800		1,489,538
Executive Officer(7)	2009	406,923	—		1,000,000	(8)	289,600	(9)	442,060	18,300	(10)	2,156,883
Walter D. Hosp	2011	425,000	—		900,000	(4)	425,000	(5)	309,354	9,800		2,069,154
Chief Financial Officer	2010	367,308	—		—		340,160	(6)	244,715	9,800		961,983
	2009	337,500	—		800,000	(8)	231,700	(9)	221,030	9,800		1,600,030
Sean Curtin(11)	2011	400,000	—		900,000	(4)	425,000	(5)	275,000	—		2,000,000
Executive Vice President,	2010	340,384	37,500	(12)	—		340,160	(6)	269,785	—		987,829
Operations
Christina Dragonetti(11)	2011	400,000	—		900,000	(4)	425,000	(5)	160,000	9,800		1,894,800
Executive Vice President,	2010	310,577	—		—		340,160	(6)	183,444	9,800		843,981
Corporate Development
Maria Perrin(11)	2011	400,000	—		900,000	(4)	425,000	(5)	285,000	9,800		2,019,800
Executive Vice President,	2010	340,384	—		—		340,160	(6)	242,984	9,800		933,328
Government Markets

(1)
The amounts in this column represent the grant date fair value of service-based restricted stock awards and restricted stock units computed in accordance with Financial Accounting Standards Board (FASB) guidance on stock-based compensation, assuming all service conditions are met. The relevant assumptions made in the valuations may be found: (i) in Note 10 of the Notes to Consolidated Financial Statements in our 2011 Annual Report on Form 10-K (the "2011 Form 10-K") for purposes of the restricted stock units awarded in 2011 and (ii) in Note 11 of the Notes to Consolidated Financial Statements in our 2009 Annual Report on Form 10-K (the "2009 Form 10-K") for purposes of the restricted stock awards in 2009. The grant date fair value of service-based restricted stock is determined based on the number of shares granted and the fair value of our common stock on the grant date, which is the closing sales price per share of our common stock reported on The NASDAQ Global Select Market on that date.

(2)
The amounts in this column represent the grant date fair value of the service/performance-based stock option grants computed in accordance with FASB guidance on stock-based compensation, assuming all service and performance conditions are met. The relevant assumptions made in the valuations may be found in Note 10 of the Notes to Consolidated Financial Statements in our 2011 Form 10-K for 2011 option grants, in Note 10 of the Notes of Consolidated Financial Statements in our 2010 Annual Report on Form 10-K for 2010 stock option grants, and in Note 11 of the Notes to Consolidated Financial Statements in our 2009 Form 10-K for 2009 stock option grants. The grant date fair value of service/performance-based stock options is determined based on the number of shares granted and the fair value of our common stock on the grant date, which is the closing sales price per share of our common stock reported on The NASDAQ Global Select Market on that date.

(3)
Except as described in footnote 10 below, the amounts in this column reflect 401(k) employer matching contributions.

(4)
In February 2011, Messrs. Lucia, Hosp and Curtin and Mses. Dragonetti and Perrin were each granted restricted stock units under the Fourth Amended and Restated 2006 Stock Plan, or the 2006 Stock Plan, at a market price per share of $24.64. Mr. Lucia was granted 54,786 restricted stock units and the other Named Executive Officers were each granted 36,525 restricted stock units.

(5)
In October 2011, Messrs. Lucia, Hosp and Curtin and Mses. Dragonetti and Perrin were each granted non-qualified stock options to purchase shares of our common stock under the 2006 Stock Plan, at a purchase price per share of $22.95. Mr. Lucia was granted a non-qualified stock option for 143,256 shares and the other Named Executive Officers were each granted a non-qualified stock option for 50,737 shares.

(6)
In October 2010, Messrs. Lucia, Hosp and Curtin and Mses. Dragonetti and Perrin were each granted non-qualified stock options to purchase shares of our common stock under the 2006 Stock Plan, at a purchase price per share of $19.77. Mr. Lucia was granted a non-qualified stock option for 60,000 shares and the other Named Executive Officers were each granted a non-qualified stock option for 48,000 shares.

(7)
Mr. Lucia became our Chief Executive Officer effective March 1, 2009. Prior to that date, Mr. Lucia served as our President and Chief Operating Officer.

(8)
In February 2009, Messrs. Lucia and Hosp were granted 95,940 and 76,752 shares of restricted stock, respectively, under the 2006 Stock Plan.

(9)
In October 2009, Messrs. Lucia and Hosp were granted non-qualified stock options to purchase shares of our common stock under the 2006 Stock Plan, at an exercise price per share of $12.60. Mr. Lucia was granted a non-qualified stock option for 60,000 shares and Mr. Hosp was granted a non-qualified stock option for 48,000 shares.

(10)
Represents $8,500 in relocation allowance and $9,800 in 401(k) employer matching contributions.

(11)
Mr. Curtin and Mses. Dragonetti and Perrin were appointed as executive officers in July 2010.

(12)
In January 2010, the Compensation Committee awarded Mr. Curtin a discretionary bonus based upon performance in 2010.

Narrative Discussion to Summary Compensation Table and Grants of Plan-Based Awards Table

        The following discussion supplements the information provided in the Summary Compensation Table that precedes this discussion and the Grants of Plan Based Awards Table that follows this discussion.

Bonus

        The "Bonus" column in the Summary Compensation Table represents one-time discretionary bonuses by our Compensation Committee or Board of Directors.

Stock Awards

        In February 2011, our Named Executive Officers were granted restricted stock units under the 2006 Stock Plan. The restricted stock units vest in 25% increments, with the first 25% vesting on the second anniversary of the grant date and the remainder vesting ratably on the third, fourth and fifth anniversaries of the grant date. See "Potential Payments upon Employment Termination or Change-in-Control" for additional information regarding matters that could affect the vesting of such awards.

        In February 2009, Messrs. Lucia and Hosp were granted 95,940 and 76,752 shares of restricted stock, respectively, under the 2006 Stock Plan (of which 23,985 and 19,188 shares, respectively have vested as of December 31, 2011). Subject to Messrs. Lucia's and Hosp's continued employment, the restricted stock vests over four years in 25% increments on each anniversary of the grant date, commencing on the second anniversary.

Option Awards

        In October 2011, 2010 and 2009, our Named Executive Officers were granted non-qualified stock options under the 2006 Stock Plan. The stock options vest as follows: (i) 50% of the grant vests annually in one-third increments, with the first one-third vesting on December 31 of the year after the grant date and the remaining two-thirds vesting on December 31 of the second and third year after the grant date and (ii) 50% vests on December 31 of the third year after the grant date to the extent that certain pre-defined earnings per share growth and service conditions are satisfied.

        See "Grants of Plan Based Awards, for the year ended December 31, 2011" for information regarding the options granted in 2011 and "Potential Payments upon Employment Termination and Change-in-Control" for additional information regarding matters that could affect the vesting of such options.

Non-Equity Incentive Plan Compensation

        The amounts set forth in this column reflect the amounts paid to our Named Executive Officers as part of their annual short-term (cash) incentive compensation, as discussed in the Compensation Discussion and Analysis, which precedes the Summary Compensation Table. Each Named Executive

Officer has a targeted annual short-term (cash) incentive award opportunity that is based on a percentage of his/her base salary for the fiscal year and which is earned based on the Named Executive Officer's achievement of short-term financial goals and other strategic objectives measured over the year.

Grants of Plan-Based Awards For the Year Ended December 31, 2011

						Estimated Future Payouts Under Equity Incentive Plan Awards
							All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)(4)
									Exercise or Base Price of Options/ Awards ($/Sh)(5)
			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)							Grant Date Fair Value of Stock and Option Awards($)(6)
		Compensation Committee Approval Date
	Grant Date
Name			Threshold($)	Target($)	Maximum($)	Target(#)(2)
W. C. Lucia
AIP			21,125	422,500	2,000,000
RSU	2/18/11	7/29/10					54,786		$24.64	1,350,000
Options	10/1/11	9/28/11				71,628		71,628	$22.95	1,200,000
W. D. Hosp
AIP			10,625	212,500	1,194,633
RSU	2/18/11	7/29/10					36,525		$24.64	900,000
Options	10/1/11	9/28/11				25,369		25,368	$22.95	425,000
S. Curtin
AIP			10,000	200,000	1,194,633
RSU	2/18/11	7/29/10					36,525		$24.64	900,000
Options	10/1/11	9/28/11				25,369		25,368	$22.95	425,000
C. Dragonetti
AIP			10,000	200,000	1,194,633
RSU	2/18/11	7/29/10					36,525		$24.64	900,000
Options	10/1/11	9/28/11				25,369		25,368	$22.95	425,000
M. Perrin
AIP			10,000	200,000	1,194,633
RSU	2/18/11	7/29/10					36,525		$24.64	900,000
Options	10/1/11	9/28/11				25,369		25,368	$22.95	425,000

AIP:    Annual Incentive Plan

RSU:    Service-based restricted stock units

Options:    Service and performance based non-qualified stock options

(1)
Amounts represent the short term (cash) incentive compensation that could be earned by the Named Executive Officers. The threshold amount shown is 5% of the individual's targeted annual award opportunity, which would be payable if the Company achieved 86% of the applicable targeted financial measure for 2011. The target amount shown is 100% of the individual's targeted annual award opportunity and assumes that the Named Executive Officers achieves all related predetermined financial or other objectives. The maximum amount represents the shareholder-approved maximum payout under the Annual Incentive Plan. The Annual Incentive Plan is intended to meet the requirements of IRC Section 162(m), and the maximum column reflects maximum awards possible under the Annual Incentive Plan. The actual short-term (cash) incentive compensation paid for 2011 is shown in the Summary Compensation Table in the "Non-Equity Incentive Plan Compensation" column. Our short-term (cash) incentive plan is described in the Compensation Discussion and Analysis, under the heading "Annual Short-Term (Cash) Incentive Compensation." Mr. Lucia's target award opportunity for 2011 was 65% of base salary and the target award opportunity for our other Named Executive Officers was 50% of base salary.

(2)
Amounts represent the portion of the non-qualified stock option grant made to the Named Executive Officers in 2011 that is conditioned on performance. These non-qualified stock option grants are described in the Compensation Discussion and Analysis under the heading "Long Term Incentive Compensation." The vesting terms for these grants are described in the Narrative Discussion to the Summary Compensation Table and Grants of Plan Based-Awards Table.

(3)
Amounts represent service-based restricted stock units granted to the Named Executive Officers in 2011. These restricted stock units are described in the Compensation Discussion and Analysis under the heading "2011 Retention Grants." The vesting terms for these grants are described in the Narrative Discussion to the Summary Compensation Table and Grants of Plan-Based Awards Table.

(4)
Amounts represent the portion of the non-qualified stock option grant made to the Named Executive Officers in 2011 that is conditioned on continued service. These non-qualified stock option grants are described in the Compensation Discussion and Analysis under the heading "Long Term Incentive Compensation." The vesting terms for these grants are described in the Narrative Discussion to the Summary Compensation Table and Grants of Plan-Based Awards Table.

(5)
The exercise price equals the closing price of our common stock on the date of the grant or, if no such prices are reported for that day, the next date on which prices are reported as determined by the Compensation Committee.

(6)
The amounts in this column represent the grant date fair value of each stock option grant computed in accordance with FASB guidance on stock-based compensation, assuming all performance conditions are met. The relevant assumptions made in the valuations may be found in Note 10 of the Notes to Consolidated Financial Statements as described in our 2011 Form 10-K.

Outstanding Equity Awards at December 31, 2011

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested(1)
W. C. Lucia								71,955	(2)	$2,301,121
								54,786	(3)	$1,752,056
	161,995	—		—		$3.14	5/4/16
	304,005	—		—		$3.66	6/26/16
	90,000	—		—		$7.99	9/30/15
	45,000	—		—		$8.48	9/30/12
	20,000	10,000	(4)	30,000	(4)	$12.60	10/1/16
	10,000	20,000	(5)	30,000	(5)	$19.77	9/30/17
	—	71,628	(6)	71,628	(6)	$22.95	9/30/18
W. D. Hosp								57,564	(2)	$1,840,897
								36,525	(3)	$1,168,070
	180,000	—		—		$6.37	7/2/17
	75,000	—		—		$7.99	9/30/15
	45,000	—		—		$8.48	9/30/12
	16,000	8,000	(4)	24,000	(4)	$12.60	10/1/16
	8,000	16,000	(5)	24,000	(5)	$19.77	9/30/17
	—	25,369	(6)	25,368	(6)	$22.95	9/30/18
S. Curtin								43,173	(2)	$1,380,673
								36,525	(3)	$1,168,070
	—	30,000	(7)	—		$7.99	9/30/15
	7,500	—		—		$8.48	9/30/12
	30,000	60,000	(8)	—		$12.60	10/1/16
	8,000	16,000	(5)	24,000	(5)	$19.77	9/30/17
	—	25,369	(6)	25,368	(6)	$22.95	9/30/18
C.Dragonetti								43,173	(2)	$1,380,673
								36,525	(3)	$1,168,070
	6,624	—		—		$3.14	5/4/16
	122,805	—		—		$3.66	6/26/16
	45,000	—		—		$7.99	9/30/15
	36,000	—		—		$8.48	9/30/12
	14,000	7,000	(4)	21,000	(4)	$12.60	10/1/16
	8,000	16,000	(5)	24,000	(5)	$19.77	9/30/17
	—	25,369	(6)	25,368	(6)	$22.95	9/30/18
M. Perrin								71,955	(2)	$2,301,121
								36,525	(3)	$1,168,070
	13,458	—		—		$7.43	4/30/17
	60,000	—		—		$7.99	9/30/15
	5,001	—		—		$8.48	9/30/12
	16,000	8,000	(4)	24,000	(4)	$12.60	10/1/16
	8,000	16,000	(5)	24,000	(5)	$19.77	9/30/17
	—	25,369	(6)	25,368	(6)	$22.95	9/30/18

(1)
Market value is calculated by multiplying the closing sales price per share of our common stock on The NASDAQ Global Select Market ($31.98) on December 31, 2011 by the number of shares of stock that have not vested.

(2)
Represents shares of restricted stock granted on February 19, 2009. Subject to each Named Executive Officers' continued employment, the restricted stock granted to him/her vests over four years in 25% increments on each anniversary of the grant date, commencing on the second anniversary.

(3)
Represents restricted stock units granted on February 18 2011. Subject to each Named Executive Officers' continued employment, the restricted stock units granted to him/her vest over four years in 25% increments on each anniversary of the grant date, commencing on the second anniversary.

(4)
Represents stock options with the following vesting schedule: 50% vest in one-third increments on December 31, 2010, 2011 and 2012. The remaining 50% vests on December 31, 2012 to the extent that certain pre-defined performance and service conditions are satisfied.

(5)
Represents stock options with the following vesting schedule: 50% vests in one-third increments on December 31, 2011, 2012 and 2013. The remaining 50% vests on December 31, 2013 to the extent that certain pre-defined performance and service conditions are satisfied.

(6)
Represents stock options with the following vesting schedule: 50% vests in one-third increments on December 31, 2012, 2013 and 2014. The remaining 50% vests on December 31, 2014 to the extent that certain pre-defined performance and service conditions are satisfied.

(7)
Stock options vest in full on October 1, 2012.

(8)
Stock options vest in 25% increments, with the first vesting on October 1, 2010 and the remainder vesting ratably on October 1, 2011, 2012 and 2013.

2011 Option Exercises and Stock Vested

        The following table sets forth certain information concerning the stock options exercised and stock awards that vested for our Named Executive Officers during the year ended December 31, 2011.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
W. C. Lucia	203,000	4,523,088	23,985	590,990
W. D. Hosp	—	—	19,188	472,792
S. Curtin	207,504	3,697,013	14,388	354,520
C. Dragonetti	60,798	1,444,872	14,388	354,520
M. Perrin	54,042	994,400	23,985	590,990

(1)
The value realized on the exercise of stock options is based on the difference between the exercise price and the market price (used for tax purposes) of our common stock on the date of exercise.

(2)
Value realized on vesting represents the number of shares acquired on vesting multiplied by the market value of the shares of Common Stock on the vesting date, which is the closing price of the shares on February 18, 2011.

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

        In April 2012, we entered into new employment agreements with Messrs. Hosp and Curtin and Mses. Dragonetti and Perrin; therefore, the following table presents the amounts payable to these executive officers under the terms of their new agreements, rather than their prior agreements.

Assumptions and General Principles

        Set forth below are the assumptions and general principles used to calculate the amounts payable to each Named Executive Officer in each circumstance set forth in the table. The actual amounts to be paid to the Named Executive Officer can only be determined at the time the Named Executive Officer's employment terminates or upon a Change in Control.

  •
  The amounts shown in the table are based on the assumption that each Named Executive Officer was terminated on December 31, 2011. Accordingly, the table reflects amounts earned as of December 31, 2011 and includes estimates of amounts that would be paid to the Named Executive Officer upon the occurrence of a termination or Change in Control. The table also reflects the targeted annual short-term (cash) incentive award that the Named Executive Officers would have been entitled to receive for 2011 and not the amount that the Compensation Committee determined to pay (as set forth in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table).

  •
  Regardless of the manner in which the Named Executive Officer's employment is terminated, a Named Executive Officer is entitled to receive (i) any earned but unpaid salary and accrued but unused paid time off through the date of termination and (ii) except in the event the termination is for Cause, any earned bonus for the calendar year preceding the calendar year in which his/her employment ends. Amounts due for unused paid time off for 2011 are not shown in the table.

  •
  Under the terms of our 2006 Stock Plan, upon a Named Executive Officer's termination of employment (for any reason other than gross misconduct), stock option exercises will be limited to the portions of the stock options that were immediately exercisable at the date of such termination. The amounts shown in the table do not include the value of such immediately exercisable stock options.

Definitions From Award Agreements/2006 Stock Plan

  •
  Under our Restricted Stock Award Agreement, "cause" means a termination with "cause" under the terms of the Named Executive Officer's employment agreement. If there is no such employment agreement in effect for the Restricted Stock Awards or as provided in certain of our Restricted Stock Unit and Stock Option Agreements, a termination with "cause" as determined by the Board, means a termination on account of deliberate gross misconduct and shall also be deemed to include the violation, after any such termination, of the terms of a Restrictive Covenant and Confidentiality/Non-Disclosure Agreement with the Company. Under the 2006 Stock Plan, "cause" is equated with "gross misconduct," as determined by the Compensation Committee or Board of Directors.

  •
  Under the terms of the 2006 Stock Plan, a "Change of Control" shall mean the occurrence of any of the following events: (i) at least a majority of the Board shall cease to consist of directors of the Company who served in such capacity at the time the 2006 Stock Plan was adopted or during each subsequent renewal term or were approved by a then majority of continuing directors for addition to Board; (ii) any "person" or "group" shall have acquired beneficial ownership (as defined in Regulation 13d-3) of shares having 30% or more of the voting power of all outstanding shares, unless such acquisition is preapproved by the Board; (iii) a merger or consolidation occurs in which the outstanding shares are converted into shares of another company, or other securities, or cash or other property and the pre-transaction shareholders cease to hold at least 55% of the post-change voting power, (iv) the sale of all, or substantially all, of the Company's assets occurs; or (v) the Company's stockholders approve a plan of complete liquidation of the Company, with the definition subject to further limitations if necessary to conform to Section 409A of the Internal Revenue Code of 1986.

Definitions From Employment Agreements

  •
  "Cause" means: (i) fraud with respect to the Company or any of its subsidiaries and affiliates; (ii) material misrepresentation to any regulatory agency, governmental authority, outside or internal auditors, internal or external Company counsel, or the Board concerning the operation or financial status of the Company or of any of its subsidiaries and affiliates; (iii) theft or embezzlement of assets of the Company or any of its subsidiaries or affiliates; (iv) conviction, or plea of guilty or nolo contendere to any felony (or to a felony charge reduced to a misdemeanor), or, with respect to the Named Executive Officer's employment, to any misdemeanor (other than a traffic violation); (v) material failure to follow the Company's conduct and ethics policies that have been provided or made available to the Named Executive Officer; (vi) a material breach of the Named Executive Officer's employment agreement; and/or (vii) continued failure to attempt in good faith to perform his/her duties as reasonably assigned by the Board. Certain of the foregoing definitions permit the Named Executive Officer to attempt to cure the grounds for cause.

  •
  "Good Reason" means, the occurrence, without the Named Executive Officer's prior written consent, of any of the following events: (i) a material diminution in his/her authority, duties or responsibilities; (ii) a requirement that, in Mr. Lucia's case, he reports to an officer rather than to the Board and in the case of the other Named Executive Officer's, that they report to a new supervisor who has materially diminished authority, duties or responsibilities in comparison to his/her previous supervisor; (iii) a material reduction in the Named Executive Officer's base salary; (iv) the Company's requiring the Named Executive Officer to perform his principal services primarily in a geographic area more than 50 miles from both the Company's offices in Dallas, Texas and its principal headquarters in New York, New York (or such other place of primary employment for Mr. Lucia, to which Mr. Lucia has moved after March 1, 2011; and in the case of the other Named Executive Officers, such other place of primary employment at which they have agreed to provide such services); or (v) a material breach by the Company of any material provision of the Named Executive Officer's employment agreement. Good Reason is also subject to certain timing restrictions and our ability to cure the proposed Good Reason.

  •
  "Change in Control" means:

  •
  the acquisition by an individual, entity or group (a "Person") of beneficial ownership of any capital stock of the Company if, after such acquisition, such Person beneficially owns 50.01% or more of either (x) the then-outstanding shares of Company common stock or (y) the combined voting power of the then-outstanding Company securities entitled to vote in the election of directors ; provided, however, that an acquisition from the Company or pursuant to a Business Combination (as defined below) that complies with subclauses (x) and (y) of clause (ii) will not be a Change in Control;

  •
  the consummation of a merger, consolidation, reorganization, recapitalization or share exchange involving the Company or a sale or other disposition of all or substantially all (i.e., in excess of 85%), of its assets (a "Business Combination"), unless, immediately thereafter (x) all or substantially all of the beneficial owners immediately prior to such Business Combination beneficially own more than 50% of the then-outstanding shares of common stock and the combined voting power of the then-outstanding securities entitled to vote in the election of directors, respectively, of the resulting or acquiring corporation in substantially the same proportions as their initial ownership and (y) no Person beneficially owns 50.01%, or more, of the then-outstanding shares of common stock of the acquiring corporation, or of the combined voting power of the then-outstanding securities of such corporation entitled to vote in the election of directors (except if such ownership existed prior to the Business Combination); or

    •
    a change in the composition of the Board that results, during any one year period, in the current directors (including directors subsequently elected by at least a majority of the Board, but excluding directors whose initial assumption of office occurred as a result of an actual or threatened election contest or similar circumstance) no longer constituting a majority of the Board, or the Board of a successor corporation.

Named Executive Officer and Type of Payment	Involuntary Termination	Resignation For Good Reason	Resignation For Good Reason Upon a Change in Control	Involuntary Termination Upon a Change in Control
W. C. Lucia, President & Chief Executive Officer(1)(2)
Cash severance	$1,300,000	$1,300,000	$1,300,000	$1,300,000
Bonus payment	$845,000	$845,000	$845,000	$845,000
Continued health insurance coverage	$5,948	$5,948	$5,948	$5,948
Restricted Stock(3)	—	—	$4,053,177	$4,053,177
Stock Options(4)	—	—	$2,678,872	$2,678,872
Total	$2,150,948	$2,150,948	$8,882,997	$8,882,997
W. D. Hosp, EVP, Chief Financial Officer & Chief Administrative Officer(5)(6)
Cash severance	$425,000	—	$425,000	$425,000
Continued health insurance coverage(7)	$11,983	—	$11,983	$11,983
Restricted Stock(3)	—	—	$3,008,966	$3,008,966
Stock Options(4)	—	—	$1,566,371	$1,566,371
Total	$436,983	—	$5,012,320	$5,012,320
S. Curtin, Executive Vice President & Chief Operations Officer(5)(6)
Cash severance	$400,000	—	$400,000	$400,000
Continued health insurance coverage(7)	$11,412	—	$11,412	$11,412
Restricted Stock(3)	—	—	$2,548,742	$2,548,742
Stock Options(4)	—	—	$2,828,329	$2,828,329
Total	$411,412	—	$5,788,483	$5,788,483
C. Dragonetti, EVP & Chief Development Officer(5)(6)
Cash severance	$400,000	—	$400,000	$400,000
Continued health insurance coverage(7)	$12,036	—	$12,036	$12,036
Restricted Stock(3)	—	—	$2,548,742	$2,548,742
Stock Options(4)	—	—	$1,488,878	$1,488,878
Total	$412,036	—	$4,449,656	$4,449,656
M. Perrin, EVP & Chief Business Officer(5)(6)
Cash severance	$400,000	—	$400,000	$400,000
Continued health insurance coverage(7)	$12,036	—	$12,036	$12,036
Restricted Stock(3)	—	—	$3,469,190	$3,469,190
Stock Options(4)	—	—	$1,566,371	$1,566,371
Total	$412,036	—	$5,447,597	$5,447,597

(1)
If we terminate Mr. Lucia's employment without Cause or if his employment ceases because of his death or disability or if he terminates his employment with Good Reason, then provided Mr. Lucia executes a separation agreement and release and complies with certain restrictive covenants (as described under "Executive Employment Agreements") and confidentiality provisions contained in his employment agreement, he will be entitled to receive cash severance in an amount equal to (i) 24 times his monthly base salary paid ratably in equal installments over a 24 month period, (ii) twice a bonus component that will vary depending upon whether the bonus for the year of termination is intended to be "performance-based" compensation and the performance is satisfied, in which case it will be paid when bonuses are paid to the Company's executive officers, or whether the bonus is under a different program, in which case it will be his target bonus and will be paid on the same schedule as (i) above, and (iii) continued health coverage for 24 months or until he becomes eligible for health coverage from another employer, whichever is earlier.

(2)
If within 24 months following a Change in Control, Mr. Lucia's employment is terminated without Cause or he resigns for Good Reason, provided he executes a separation agreement and release and complies with certain restrictive covenants and confidentiality provisions contained in his employment agreement, he will receive the amounts set forth in (1)(i) and (1)(ii) above in a single lump sum payment, rather than in installments as applies outside of a Change in Control.

(3)
Under the terms of our Restricted Stock Award Agreements, in the event a Named Executive Officer ceases to be employed by the Company by reason of death, disability or involuntarily by the Company (other than (i) for "cause" and (ii) for "cause" within 24 months of a Change of Control), the restricted stock awards held by such Named Executive Officer shall vest in full. In addition, the Compensation Committee has the discretion to accelerate vesting of the restricted stock in the event of a Change of Control. Under the terms of our Restricted Stock Unit Agreements, in the event a Named Executive Officer ceases to be employed by the Company by reason of death, disability or involuntarily by the Company other than for "cause" within 24 months following a Change in Control, all of the restricted stock units held by such Named Executive Officer shall become fully vested. The amounts presented in the table represent the market value of outstanding restricted stock awards and restricted stock units, which is determined based on the number of shares/units granted and the fair value of our common stock on December 31, 2011, which is the closing sales price per share of our common stock reported on The NASDAQ Global Select Market on that date ($31.98), less the consideration paid by the recipient for the award ($0.01 per share).

(4)
Under the 2006 Stock Plan (assuming no contrary provisions in the award agreements/the 2006 Stock Plan), if a Named Executive Officer ceases to be employed by the Company by reason of involuntary termination without "cause" by the Company during the 24-month period following a Change of Control, the Named Executive Officer's outstanding options, which are not then exercisable and vested, shall become fully vested and exercisable. The numbers included in the table represent the value of the unvested portion of the Named Executive Officer's stock options, assuming accelerated vesting (calculated based on the excess of the closing market price of our common stock on December 31, 2011, over the exercise prices of such options).

(5)
If we terminate the executive's employment without Cause, in connection with a Change in Control or otherwise, then provided he/she executes and does not revoke a separation agreement and release and complies with a separate Noncompetition, Nonsolicitation, Proprietary and Confidential Information Agreement executed in connection with his/her employment agreement (the "Restrictive Covenants Agreement"), he/she will be entitled to receive cash severance in an amount equal to 12 times his/her monthly base salary paid ratably in equal installments over a 12 month period.

(6)
If within 24 months following a Change in Control, the Named Executive Officer's employment is terminated without Cause or he/she resigns for Good Reason, provided he/she executes a separation agreement and release and complies with the Restrictive Covenant Agreement, he/she will receive the amounts set forth in (5) above in a single lump sum payment, rather than in installments as applies outside of a Change in Control.

(7)
In the event the Named Executive Officer is involuntarily terminated or involuntarily terminated upon a Change of control, provided he/she executes and does not revoke a severance agreement and release, the Company will pay him/her a lump sum amount equal to 12 times the difference between the monthly COBRA coverage premium for the same type of medical and dental coverage (single, family, or other) he/she is receiving as of the date his/her employment ends and his/her then monthly employee contribution.

  Executive Employment Agreements

          See "Potential Payments Upon Termination of Employment or Change in Control" above for definitions of capitalized terms used below.

  Agreement with William C. Lucia—President and Chief Executive Officer

          On March 1, 2011, we entered into a new employment agreement with Mr. Lucia which provides for an employment term that expires on February 28, 2013. Under the terms of this agreement, Mr. Lucia receives an annualized base salary of $650,000. Mr. Lucia is eligible to receive bonus compensation from us in respect of each fiscal year (or portion thereof) during the term of his employment, in each case as may be determined by our Compensation Committee in its sole discretion on the basis of performance or such other criteria as may be established from time to time by the Compensation Committee in its sole discretion. Effective January 1, 2012, Mr. Lucia's targeted annual short-term (cash) incentive award opportunity was increased from 65% to 100% of his base salary.

          If we terminate Mr. Lucia's employment without Cause, in connection with a Change in Control or otherwise, or if his employment ceases because of his death or disability or if he terminates his employment with Good Reason, then provided Mr. Lucia executes and does not revoke a separation agreement and release and complies with certain restrictive covenants (as described below) and confidentiality provisions contained in his employment agreement, he will be entitled to receive cash severance in an amount equal to (i) 24 times his monthly base salary paid ratably in equal installments over a 24 month period (unless his termination/resignation is in connection with a Change in Control, in which case the payment will be in a single lump sum), (ii) twice a bonus component that will vary depending upon whether the bonus for the year of termination is intended to be "performance-based" compensation and the performance is satisfied or whether the bonus is under a different program, in which case it will be his target bonus and will be paid on the same schedule as (i) above (unless his termination/resignation is in connection with a Change in Control, in which case the payment will be in a single lump sum), and (iii) continued health coverage for 24 months or until he becomes eligible for health coverage from another employer, whichever is earlier.

          Under the terms of his employment agreement, for the 24 months following Mr. Lucia's termination, he is prohibited from: (i) directly or indirectly engaging in competition with or owning any interest in, performing any services for, participating in, or being connected with any business that is competitive with the business of the Company and its subsidiaries in the geographic region encompassing the service areas in which the Company or any of its subsidiaries conduct or had an established plan to conduct business at the time his employment terminates, (ii) directly or indirectly inducing or attempting to induce any employee of the Company or its subsidiaries to leave the employ of the Company and (iii) directly or indirectly hiring, engaging or working with any supplier, contractor or other business relation of the Company or its subsidiaries if such action would be known by him to have a material adverse effect on the Company's business or materially interfere with the Company's relationship with that person/entity.

  Agreements with Other Named Executive Officers

          In April 2011, we entered into employment agreements that are at-will, subject to certain notice and/or severance provisions with each of Messrs. Curtin and Hosp and Mses. Dragonetti and Perrin. The agreements set forth the annualized base salary for the Named Executive Officer, which is currently $425,000 for Mr. Hosp and $400,000 for Mr. Curtin and Mses. Dragonetti and Perrin. In

  addition, under the terms of these agreements, these Named Executive Officers are eligible to receive bonus compensation from us in respect of each fiscal year (or portion thereof) during the term of his/her employment, in each case as may be determined by our Compensation Committee in its sole discretion on the basis of such performance-based or other criteria as it determines appropriate. Effective January 1, 2012, the targeted annual short-term (cash) incentive award opportunity for Mr. Hosp and Lucia and Mses. Dragonetti and Perrin was increased from 50% to 65% of his/her base salary.

          If we terminate these executive's employment without Cause, in connection with a Change in Control or otherwise, then provided he/she executes and does not revoke a separation agreement and release and complies with the Restrictive Covenants Agreement, he/she will be entitled to receive (i) cash severance in an amount equal to 12 times his/her monthly base salary paid ratably in equal installments over a 12 month period and (ii) a lump sum amount equal to 12 times the difference between the monthly COBRA coverage premium for the same type of medical and dental coverage the executive is receiving as of the date his/her employment ends and his/her then monthly employee contribution, which amount may be used for any purpose. If within 24 months following a Change in Control, the Named Executive Officer's employment is terminated without Cause or he/she resigns for Good Reason, provided he/she executes a separation agreement and release and complies with the Restrictive Covenants Agreement, he/she will receive the amounts set forth in (i) above in a single lump sum payment, rather than in installments as applies outside of a Change in Control.

          Under the terms of the Restrictive Covenants Agreement, for the 12 months following the termination of his/her employment for any reason, the Named Executive Officer is generally prohibited from: (i) engaging or assisting others in engaging in any business or enterprise in the United States that competes with the Company's business or competes with any product or service actually or planned to be developed by the Company while he/she was employed by the Company, (ii) soliciting or diverting or attempting to solicit or divert the business of any of the Company's current or prospective clients, (iii) soliciting, recruiting or inducing or attempting to solicit, recruit or induce any Company employee or independent contractor to leave the Company's service, (iv) soliciting, recruiting, hiring or engaging, or attempt to solicit, recruit, hire or engage as an employee or independent contractor any individual whom the Company employed while the Named Executive Officer was employed by the Company and (v) disclosing or utilizing for the benefit of any entity other than the Company, any system or product development ideas discussed/explored, even if not implemented, during the Named Executive Officer's employment with the Company. The Restrictive Covenants Agreement also sets forth certain obligations with respect to proprietary and confidential information and developments and inventions.

REPORT OF COMPENSATION COMMITTEE

          The Compensation Committee of the Board of Directors (the "Board") of HMS Holdings Corp. (the "Company") has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 or Proxy Statement for its 2012 Annual Shareholder's Meeting, as applicable.

          By the Compensation Committee of the Board of Directors of HMS Holdings Corp.

  Richard H. Stowe, Chair
  James T. Kelly

          The information contained in the Compensation Committee Report shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference in such filing.

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

  Non-Employee Board Member Retainer

          Each non-employee director receives a quarterly retainer for service as a director, which is fixed from time to time by resolution of the Board and which may be deferred in whole or in part under the Director Deferred Compensation Plan (described below). The quarterly retainer is currently $8,750 per quarter, or $35,000 annually.

  Committee Chair Retainer

          Each Committee Chair receives a quarterly retainer of $2,500, or $10,000 annually, which may be deferred in whole or in part under the Director Deferred Compensation Plan.

  Equity Awards

          Each of our non-employee directors is eligible to receive an annual equity award, the value of which is fixed from time to time by resolution of the Board. In July 2010, the Board approved an annual grant to each of our non-employee directors of non-qualified stock options and restricted stock units (on an "equal number of units basis") with an aggregate value of $80,000, with the actual number of stock options and restricted stock units to be calculated based on the grant date fair value computed in accordance with FASB guidance on stock-based compensation, except that no assumption for forfeitures would be included.

          On October 1, 2011, each of our non-employee directors was granted a non-qualified stock option to purchase 2,554 shares of our common stock and 2,554 restricted stock units. Both of these grants vest quarterly, in equal installments, over a one year period, with the first quarter vesting on December 31, 2011.

  Non-Employee Chairman of the Board Quarterly Retainer

          In July 2010, the Board approved the following compensation package for a non-employee Chairman of the Board: (i) annual cash retainer of $41,000 and (ii) equity compensation consisting of a grant of non-qualified stock options and restricted stock units (on an "equal number of units basis") with an aggregate value of $94,000, which would be granted on October 1 of each year and which would vest quarterly over a one year period commencing on the date of grant. The actual number of stock options and restricted stock units to be calculated based on the grant date fair value computed in accordance with FASB guidance on stock-based compensation, except that no assumption for forfeitures would be included.

          On October 1, 2011, Mr. Holster was granted a non-qualified stock option to purchase 3,001 shares of our common stock and 3,001 restricted stock units. Both of these grants vest quarterly, in equal installments, over a one year period, with the first quarter vesting on December 31, 2011.

  Director Deferred Compensation Plan

          Each of our non-employee directors is eligible to participate in our Director Deferred Compensation Plan, under which the non-employee director may elect to defer all or part of his or her Board of Director fees and annual restricted stock unit grants until the termination of his or her service as a member of the Board for any reason. The amount of any cash compensation deferred by a non-employee director is converted into a number of stock units, determined based upon the closing price of our common stock on the NASDAQ Global Select Market on the date such fees would otherwise have been payable and is credited to a deferred compensation account maintained in his or her name. Deferred restricted stock unit grants are converted on a share-for-share basis on the date such restricted stock units would otherwise have been payable and also credited to the non-employee director's account. The account will be credited with additional stock units, also based on such average market value, upon the payment date for any dividends declared on our common stock. Upon a director's termination of service on our Board, the amounts accumulated in the deferred compensation account will be distributed in the form of common stock under the 2006 Stock Plan equal to the number of whole stock units in the account and cash in lieu of any fractional shares.

          The following table sets forth the deferred stock units held by our non-employee directors as of December 31, 2011.

Name	Deferred Stock Units
Robert M. Holster	8,354
James T. Kelly	5,353
William F. Miller III	2,675
William S. Mosakowski	—
Ellen A. Rudnick	2,675
Bart M. Schwartz	3,770
Michael A. Stocker, M.D.	—
Richard H. Stowe	7,553

2011 Director Compensation

        The following table sets forth compensation earned and paid, as of December 31, 2011, to each of our non-employee directors and Mr. Holster, for service as a director during 2011.

Name(1)	Fees Earned or Paid in Cash(2)	Stock Awards ($)(3)	Option Awards(4)	Total
Robert M. Holster	$76,000	$127,487	$46,532	$250,019
James T. Kelly	$35,000	$58,614	$21,394	$115,008
William F. Miller III	$35,000	$58,614	$21,394	$115,008
William S. Mosakowski	$35,000	$58,614	$21,394	$115,008
Ellen A. Rudnick	$45,000	$58,614	$21,394	$125,008
Bart M. Schwartz	$45,000	$58,614	$21,394	$125,008
Michael A. Stocker, M.D.	$45,000	$58,614	$21,394	$125,008
Richard H. Stowe	$45,000	$58,614	$21,394	$125,008

(1)
The number of unexercised stock options outstanding as of December 31, 2011 held by the directors named in the above table was as follows: Mr. Holster (107,654), Mr. Kelly (65,653), Mr. Miller (45,703), Mr. Mosakowski (61,903), Ms. Rudnick (145,653), Mr. Schwartz (5,353), Dr. Stocker (61,903) and Mr. Stowe (200,653). The number of restricted stock units outstanding as of December 31, 2011 held by the directors named in the above table was as follows: Mr. Holster (8,354), Mr. Kelly (5,353), Mr. Miller (3,633), Mr. Mosakowski (1,915), Ms. Rudnick (3,633), Mr. Schwartz (4,728), Dr. Stocker (1,915) and Mr. Stowe (7,553). See footnote 2 for information regarding the deferral of these restricted stock units by some of our directors.

(2)
Includes the value of fully vested deferred stock units received in lieu of all or a specified portion of the non-employee director's quarterly cash retainer based on the fair market value of the underlying shares on the date the quarterly cash retainer would otherwise have been paid. Based on his prior election by each director, for the year ended December 31, 2011, Mr. Stowe received 1,681 deferred stock units with a value of $45,000 and Mr. Schwartz received 837deferred stock units with a value of $22,500.

(3)
On October 1, 2011, Mr. Holster was granted 5,555 restricted stock units. All other non-employee directors, were granted 2,554 restricted stock units. Pursuant to our 2010 Director Deferred Compensation Plan, Mr. Holster elected to defer 5,555 restricted stock units, Mr. Kelly elected to defer 2,554 restricted stock units, Mr. Stowe elected to defer 2,554 restricted stock units, Ms. Rudnick elected to defer 1,277 restricted stock units, Mr. Schwartz elected to defer 1,277 restricted stock units and Mr. Miller elected to defer 1,277 restricted stock units. The restricted stock units vest quarterly, with the first quarter vesting on December 31, 2011. The amounts in this column represent the grant date fair value of the restricted stock units granted on October 1, 2011 computed in accordance with FASB guidance on stock-based compensation. The relevant assumptions made in the valuations may be found in Note 10 of the Notes to Consolidated Financial Statements in our 2011 Annual Report on Form 10-K. These amounts do not correspond to the actual value that may be realized by the directors with respect to these awards.

(4)
On October 1, 2011, Mr. Holster, was granted a non-qualified stock option to purchase 5,555 shares of common stock. All other non-employee directors, were granted a non-qualified stock option to purchase 2,554 shares of common stock. The stock options vest quarterly, with the first quarter vesting on December 31, 2011. The amounts in this column represent the grant date fair value of that stock option grant computed in accordance with FASB guidance on stock-based compensation. The relevant assumptions made in the valuations may be found in Note 10 of the Notes to Consolidated Financial Statements in our 2011 Annual Report on Form 10-K. These amounts do not correspond to the actual value that may be realized by the directors with respect to these awards.

 COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During 2011, the members of our Compensation Committee were Richard H. Stowe, William F. Miller III (from January 2011 to March 2012) and James T. Kelly. Mr. Miller served as the Chief Executive Officer of the Company from October 2000 to April 2005 and as an officer of the Company through December 2007. Neither of Messrs. Stowe or Kelly has ever been an officer or employee of the Company. None of the members of the Compensation Committee had a related person transaction involving the Company during the year ended December 31, 2011. During 2011, none of our executive officers (i) served as a member of the board of directors or compensation committee (or equivalent entity) of any other entity that had one or more of its executive officers serving as a member of our Compensation Committee or (ii) served as a member of the compensation committee (or equivalent entity) of any other entity that had one or more of its executive officers serving as a member of our Board of Directors.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

        The following table summarizes information about our equity compensation plans as of December 31, 2011. For additional information about our equity compensation plans see Note 10 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders(1)	6,205,434	$11.70	8,837,942
Equity compensation plans not approved by shareholders(2)	210,000	$6.13	—
HDI plans not approved by shareholders(3)	677,449	$10.92	158,612

Total	7,092,883

(1)
This includes stock options to purchase common stock granted under our 1999 Plan and the 2006 Stock Plan and restricted stock awards and restricted stock units granted under the 2006 Stock Plan.

(2)
Options outstanding under plans not approved by the shareholders include: (i) 30,000 options granted in September 2006 to four former senior executives of BSPA in connection with their joining us, and (ii) 180,000 options granted in July 2007 to Walter D. Hosp, our Chief Financial Officer, under the terms of his employment agreement.

(3)
Includes options to purchase common stock granted under the HDI Holdings, Inc. Amended 2011 Stock Option and Stock Issuance Plan and the HealthDataInsights, Inc. Amended 2004 Stock Option/Stock Issuance Plan, which were assumed in connection with our acquisition of HDI.

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of April 15, 2012 by (i) each of our non-employee directors, (ii) Messrs. Lucia, Hosp and Curtin and Mses. Dragonetti and Perrin, whom we refer to as our Named Executive Officers, (iii) all of our directors and current executive officers as a group and (iv) each person (or group of affiliated persons) known by us to be the beneficial owner of more than 5% of our common stock.

        Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. This information does not necessarily indicate beneficial ownership for any other purpose. Under the SEC rules, beneficial ownership includes any shares as to which an entity or individual has sole or shared voting power or investment power and also any shares that the entity or individual has the right to acquire as of June 14, 2012 (60 days after April 15, 2012) through the exercise of stock options. Beneficial ownership includes all shares of restricted stock held by an entity or individual, whether or not vested, but excludes options or other rights vesting after June 14, 2012.

        Percentage of beneficial ownership is based on 86,356,843 shares of common stock outstanding as of April 15, 2012. For each individual and group included in the table below, percentage ownership is calculated by dividing the number of shares beneficially owned by such entity or individual by the sum of the shares of common stock outstanding on April 15, 2012 and the number of shares of common stock that such entity or individual had the right to acquire as of June 14, 2012.

        Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each shareholder named in the following table possesses sole voting and investment power over the shares listed, except for those jointly owned with that person's spouse. Unless otherwise noted below, the address of each person listed on the table is c/o HMS Holdings Corp., 401 Park Avenue South, New York, NY 10016.

	Shares Beneficially Owned
Name of Beneficial Owner	Shares	Vested Deferred Stock Units(1)	Stock Awards		Shares Acquirable Within 60 Days	Percent (%)
Directors
Robert M. Holster(2)	176,974	5,575	—		104,877	*
James T. Kelly	—	4,075	—		64,377	*
William C. Lucia	127,236	—	82,938	(3)	571,000	*
William F. Miller(4)	196,575	2,036	—		44,427	*
William S. Mosakowski	4,077	—	—		60,627	*
Ellen A. Rudnick	12,437	638	—		145,775	*
Bart M. Schwartz	4,289	3,310	—		4,077	*
Michael A. Stocker M.D.	4,077	—	—		60,627	*
Richard H. Stowe	—	6,634	—		199,377	*
Named Executive Officers
Sean Curtin	1,738	—	50,610	(5)	15,500	*
Christina Dragonetti	100,995	—	50,493	(6)	232,429	*
Walter D. Hosp	28,947	—	67,371	(7)	279,000	*
Maria Perrin	—	—	47,970	(8)	102,459	*
All current directors and executive officers as a group (18 persons)(9)	657,461	22,268	299,382		1,954,338

(*)
Less than 1% of outstanding shares

(1)
Reflects the number of vested deferred stock units credited, as of April 15, 2012, to the account of each non-employee Director participating in the Company's Director Deferred Compensation Plan.

  Un-vested deferred stock units do not have voting power and are payable solely in shares of Company common stock upon the termination of a director's service as a member of the Board for any reason.

(2)
Includes 6,000 shares of common stock held by Mr. Holster's spouse and 200,000 shares held in an irrevocable trust for the benefit of Mr. Holster's children and grandchildren. Mr. Holster's spouse is trustee of the trust. Mr. Holster disclaims beneficial ownership of the shares held by the trust.

(3)
Includes 82,938 restricted stock awards granted on February 19, 2009, of which 23,985 vest on February 19, 2013 and the remainder vest on February 19, 2014.

(4)
Includes 12,000 shares of common stock owned by members of Mr. Miller's family. Mr. Miller disclaims beneficial ownership of the shares of common stock held by his family.

(5)
Includes 50,610 restricted stock awards granted on February 19, 2009, of which 14,391 vest on February 19, 2013 and remainder vests on February 19, 2014.

(6)
Includes 50,493 restricted stock awards granted on February 19, 2009, of which 14,391 vest on February 19, 2013 and remainder vests on February 19, 2014.

(7)
Includes 1,000 shares of common stock jointly owned by Mr. Hosp and his spouse and 67,371 restricted stock awards granted on February 19, 2009, of which 19,188 vest on February 19, 2013 and remainder vests on February 19, 2014.

(8)
Includes 47,970 restricted stock awards granted on February 19, 2009, of which 23,985 vests on February 19, 2013 and remainder vests on February 19, 2014.

(9)
Consists of: All Directors, Named Executive Officers, and Mses. Benko, Marshall, Nustad, South and Messr. Singh.

        Based on review of filings with the Securities and Exchange Commission and review of shareholders of record, the company has determined that the following entities hold more than 5% of the outstanding shares of HMS Holdings Corp.

Name	Shares	Percent of Class
T. Rowe Price Associates, Inc.(1)	4,859,658	5.70
BlackRock, Inc.(2)	6,101,241	7.17
FMR, LLC(3)	4,674,900	5.49
William Blair & Co.(4)	4,958,207	5.83

(1)
In a Schedule 13G filed with the SEC on February 10, 2012, T. Rowe Price Associates, Inc. ("Price Associates") reported that Price Associates has sole voting power over 907,731 shares and sole dispositive power over 4,859,658 shares. These securities are owned by various individual and institutional investors which Price Associates serves as an investment adviser with power to direct investments and/or sole power to vote the securities. For the purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities. Price Associates' principal business address is 100 E. Pratt Street, Baltimore, Maryland 21202.

(2)
In a Schedule 13G/A filed with the SEC on February 13, 2012, BlackRock, Inc. reported it has sole voting and dispositive power over 6,101,241 shares of our common stock. The Schedule 13G/A was filed on BlackRock's behalf and on behalf of its subsidiaries, BlackRock Japan Co. Ltd; BlackRock Institutional Trust Company, N.A; BlackRock Fund Advisors; BlackRock Asset Management Canada Limited; BlackRock Asset Management

  Australia Limited; BlackRock Advisors, LLC; BlackRock Capital Management, Inc.; and BlackRock International Limited. BlackRock's principal business address is 40 East 52nd Street, New York, NY 10022.

(3)
In a Schedule 13G/A filed with the SEC on February 14, 2012, FMR, LLC reported that it beneficially owns 4,674,900 shares of our common stock, of which it has sole voting power over 5,500 shares and sole dispositive power over 4,674,900 shares. Fidelity Management & Research Company, or Fidelity, with its principal address at 82 Devonshire Street, Boston, Massachusetts 02109, is a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. Fidelity is the beneficial owner of 4,674,900 shares of our common stock as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. Edward C. Johnson 3d and FMR LLC, through its control of Fidelity and the funds each has sole power to dispose of the 4,674,900 shares owned by the funds. Members of the family of Edward C. Johnson 3d, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders' voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Edward C. Johnson 3d, Chairman of FMR LLC, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds' Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds' Boards of Trustees.

(4)
In a Schedule 13G/A filed with the SEC on January 30, 2012, William Blair & Co. reported it has sole voting and dispositive power over 4,958,207 shares of our common stock. William Blair's principal business address is 222 W. Adams, Chicago, IL 60606.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

  (a)    Public Consulting Group, Inc.

        William C. Mosakowski, one of our directors, is the President, Chief Executive Officer, controlling stockholder and a member of the Board of Directors of Public Consulting Group, Inc., or PCG. Since our acquisition of BSPA in 2006, we have entered into subcontractor agreements with PCG, pursuant to which we provide cost containment services. In July 2011, we entered into (i) an agreement that amends and supplements the Master Teaming and Non Compete Agreements with PCG, dated September 13, 2006, and (ii) a Supplementary Medicaid RAC Contract Teaming and Confidentiality with PCG.

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

        For the year ended December 31, 2011, we recognized $1.5 million as revenue under subcontractor agreements with PCG and had $0.4 million in accounts receivable outstanding.

        In connection with the BSPA acquisition, we entered into an Intercompany Services Agreement (ISA) with PCG to allow each party to perform services for the other, such as information technology support and contractual transition services. Services performed under the ISA are billed at pre-determined rates specified in the ISA. For the year ended December 31, 2011 services rendered by PCG to us under the ISA were valued at approximately $175,000 and services we rendered to PCG were valued at approximately $67,000.

        Since the BSPA acquisition, amounts collected by or paid on our behalf by PCG are reimbursed to PCG at cost. For the year ended December 31, 2011, we owed to PCG $37,000, which was classified as a current liability on our consolidated balance sheets on our 2011 Form 10-K.

        The Audit Committee has reviewed and approved the transactions involving Mr. Mosakowski.

  (b)    Family Relationships

        William S. Benko, the spouse of Andrea Benko, an Executive Vice President of the Company and President of our wholly-owned subsidiary HealthDataInsights, Inc. (HDI), currently serves as a Corporate Vice President of the Company and Senior Vice President of HDI. In connection with our acquisition of HDI, we entered into an at-will employment agreement dated December 16, 2011 with Mr. Benko, subject to certain notice and/or severance provisions. Under the terms of this agreement, Mr. Benko receives an annualized base salary of $200,000 and is eligible to receive bonus compensation from us in respect of each fiscal year (or portion thereof) during the term of his employment, in each case as may be determined by his supervisor in his/her sole discretion on the basis of such performance-based or other criteria as he/she determines appropriate. Under the terms of the agreement, Mr. Benko has a target bonus of 40% of his base salary. On December 21, 2011, Mr. Benko was granted a non-qualified stock option to purchase 8,561 shares of our common stock at a purchase price per share of $31.37. In addition on December 21, 2011 Mr. Benko was awarded 3,187 restricted stock units, based on the closing price of our common stock of $31.37 on the NASDAQ Global Select Market on that date. The non-qualified stock options and restricted stock units vest in 25% increments, with the first 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on the second, third and fourth anniversaries of the grant date.

        Mr. Benko also entered into a Noncompetition, Nonsolicitation, Proprietary and Confidential Information and Developments Agreement with us, substantially in the same form as the agreement entered into by our Named Executive Officers, but which also includes a two-year (from the date of our acquisition of HDI) noncompetition and nonsolicitation agreement.

        The terms of Mr. Benko's employment were approved in connection with our acquisition of HDI and will be annually reviewed by our Compensation and Audit Committees.

  (c)    Review and Approval of Related Person Transactions

        The Audit Committee's Charter provides that the Audit Committee shall review all related person transactions on an ongoing basis and that all such transactions must be approved by the Audit Committee.

        Our Audit Committee has not adopted any written policies or procedures governing the review, approval or ratification of related person transactions. The Audit Committee's practice is to evaluate whether a related person (as defined in Item 404 of Regulation S-K) will have a direct or indirect interest in a transaction in which the Company may be a party. Where the Audit Committee determines that such proposed transaction involves a related person, the Audit Committee reviews any and all information it deems necessary and appropriate to evaluate the fairness of the transaction to us and our shareholders (other than the interested person involved in such transaction), and may consider among other things, the following factors: the related person's relationship to us and direct or indirect interest in the transaction, both objective (for example, the dollar amount of the related person's interest) and subjective (for example, any personal benefit not capable of quantification); whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances; if applicable, the availability of other sources of comparable products or services; the benefits to us of the proposed interested transaction; and the impact on a director's independence in the event the related person is a director, an "associated person" of a director or an entity in which a director is a partner, member, shareholder or officer.

        If the Audit Committee decides not to approve a transaction, the Audit Committee will notify our President and Chief Executive Officer and Chief Financial Officer, who will ensure that the transaction is not consummated.

Board Determination of Independence

        Under Rule 5605(a)(2) of the NASDAQ Stock Market, Inc. Marketplace Rules (the "NASDAQ Marketplace Rules"), a director will only qualify as an "independent director" if, in the opinion of our Board of Directors, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

        Based on its review of the applicable independence standards and answers to annual questionnaires completed by the directors, our Board of Directors has determined that each of Ms. Rudnick, Dr. Stocker and Messrs. Kelly, Miller, Schwartz and Stowe is an "independent director" as defined under the NASDAQ Marketplace Rules.

        The Board of Directors has the following standing committees: Audit Committee, Compensation Committee, Compliance Committee and Nominating Committee, each of which is composed entirely of independent directors, as defined under the NASDAQ Marketplace Rules.

Item 14.    Principal Accounting Fees and Services.

Fees of Independent Registered Public Accountants during Fiscal Years 2011 and 2010

        In addition to retaining KPMG to audit our financial statements, from time to time, we engage KPMG to perform other services. The following table sets forth the aggregate fees billed by KPMG in connection with the services rendered during the past two fiscal years. All fees set forth below were approved by the Audit Committee of the Board of Directors.

Type of Fee	2011	2010
Audit Fees(1)	$510,000	$580,000
Audit-Related Fees	—	—
Tax Fees(2)	254,449	125,805
All Other Fees(3)	136,200	226,272

Total Fees for Services Provided	$900,649	$932,077

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

(3)
Represents fees related to the acquisition of HDI Holdings, Inc. in 2011 and fees related to a review of a data conversion project in 2010.

Audit Committee Pre-Approval Policies and Procedures

        In accordance with its Charter, the Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm.

        Prior to the annual engagement of our independent registered public accounting firm, the Audit Committee pre-approves all services to be provided. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services. In such circumstances, our senior management seeks approval of the non-audit services that it recommends the Audit Committee engage the independent registered public accounting firm to provide for the fiscal year. A budget, estimating the specific non-audit service spending for the fiscal year, will be provided to the Audit Committee along with the request. The Audit Committee will be informed routinely as to the non-audit services actually provided by the independent auditor pursuant to this pre-approval process.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMS Holdings Corp. (Registrant)
By:	/s/ WILLIAM C. LUCIA William C. Lucia Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)
Date:	April 30, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ROBERT M. HOLSTER Robert M. Holster	Chairman, Board of Directors	April 30, 2012
/s/ WILLIAM C. LUCIA William C. Lucia	Chief Executive Officer, Director (Principal Executive Officer)	April 30, 2012
/s/ WALTER D. HOSP Walter D. Hosp	Chief Financial Officer (Principal Financial Officer)	April 30, 2012
/s/ JOSEPH M. DONABAUER Joseph M. Donabauer	Vice President & Controller (Principal Accounting Officer)	April 30, 2012
/s/ JAMES T. KELLY James T. Kelly	Director	April 30, 2012
/s/ WILLIAM F. MILLER III William F. Miller III	Director	April 30, 2012

Signatures	Title	Date

/s/ WILLIAM S. MOSAKOWSKI William S. Mosakowski	Director	April 30, 2012
/s/ ELLEN A. RUDNICK Ellen A. Rudnick	Director	April 30, 2012
/s/ BART M. SCHWARTZ Bart M. Schwartz	Director	April 30, 2012
/s/ MICHAEL A. STOCKER, M.D. Michael A. Stocker, M.D.	Director	April 30, 2012
/s/ RICHARD H. STOWE Richard H. Stowe	Director	April 30, 2012

HMS Holdings Corp. and Subsidiaries
Exhibit Index

        Where an exhibit is filed by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified after the description of the exhibit.

Exhibit Number		Description
10.64	†	Employment Agreement between Sean Curtin and HMS Holdings Corp. dated as of April 30, 2012.

10.65	†	Employment Agreement between Christina Dragonetti and HMS Holdings Corp. dated as of April 30, 2012.

10.66	†	Employment Agreement between Maria Perrin and HMS Holdings Corp. dated as of April 30, 2012.

10.67	†	Employment Agreement between Walter Hosp and HMS Holdings Corp. dated as of April 30, 2012.

10.68	†	Form of February 2011 Employee Restricted Stock Unit Agreement.

31.3	*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†
Indicates a management contract or compensatory plan, contract or arrangement