Form 10-Q
period 2012-03-31
HMS HOLDINGS CORP
filed 2012-05-09
CIK 1196501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 4, 2012,  there were approximately 85,949,622 shares of the registrant’s common stock (par value $0.01 per share) outstanding.

HMS HOLDINGS CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

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

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$107,260	$97,003
Accounts receivable, net of allowance of $1,167 at March 31, 2012 and $1,158 at December 31, 2011	102,249	112,505
Prepaid expenses	12,842	6,602
Prepaid income taxes	5,977	2,418
Current portion of deferred financing costs	3,581	3,689
Other current assets	5,456	5,793
Net deferred tax asset	2,160	2,198
Total current assets	239,525	230,208
Property and equipment, net	126,640	127,177
Goodwill, net	361,642	361,786
Intangible assets, net	128,228	132,740
Deferred financing costs	8,340	9,203
Other assets	989	837
Total assets	$865,364	$861,951

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$28,728	$40,546
Acquisition related contingent consideration	2,300	2,300
Current portion of term loan	21,875	17,500
Total current liabilities	52,903	60,346
Long-term liabilities:
Deferred rent	831	1,085
Term loan	323,750	332,500
Other liabilities	2,492	2,423
Deferred tax liabilities	73,322	74,360
Total long-term liabilities	400,395	410,368
Total liabilities	453,298	470,714
Shareholders’ equity:
Preferred stock - $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 125,000,000 shares authorized; 91,320,295 shares issued and 86,331,757 shares outstanding at March 31, 2012; 90,575,837 shares issued and 85,587,299 shares outstanding at December 31, 2011	912	906
Capital in excess of par value	254,021	240,241
Retained earnings	166,530	159,487
Treasury stock, at cost: 4,988,538 shares at March 31, 2012 and December 31, 2011	(9,397)	(9,397)
Total shareholders’ equity	412,066	391,237
Total liabilities and shareholders’ equity	$865,364	$861,951

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(unaudited)

	Three months ended
	March 31,
	2012	2011

Revenue	$107,314	$82,457

Cost of services:
Compensation	39,276	31,311
Data processing	6,894	4,982
Occupancy	4,120	3,808
Direct project costs	12,843	9,589
Other operating costs	5,127	4,214
Amortization of acquisition related software and intangibles	8,149	1,740
Total cost of services	76,409	55,644

Selling, general and administrative expenses	14,864	10,704
Total operating expenses	91,273	66,348

Operating income	16,041	16,109

Interest expense	(4,205)	(23)
Other income, net	110	257
Interest income	2	35
Income before income taxes	11,948	16,378
Income taxes	4,905	6,562

Net income and comprehensive income	$7,043	$9,816

Basic income per common share
Net income per share — basic	$0.08	$0.12

Diluted income per share
Net income per share — diluted	$0.08	$0.11

Weighted average shares:
Basic	85,864	83,811
Diluted	88,576	86,874

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2012

(in thousands, except share amounts)

(unaudited)

	Common Stock		Capital in		Treasury Stock		Total
	# of Shares Issued	Par Value	Excess of Par Value	Retained Earnings	# of Shares	Amount	Shareholders’ Equity
Balance at December 31, 2011	90,575,837	$906	$240,241	$159,487	4,988,538	$(9,397)	$391,237

Net income and comprehensive income	—	—	—	7,043	—	—	7,043

Stock-based compensation cost	—	—	3,690	—	—	—	3,690
Exercise of stock options	680,408	6	5,696	—	—	—	5,702
Vesting of restricted stock awards and units, net of shares withheld for employee tax	64,050	—	(1,122)	—	—	—	(1,122)
Excess tax benefit from exercise of stock options	—	—	5,516	—	—	—	5,516
Balance at March 31, 2012	91,320,295	$912	$254,021	$166,530	4,988,538	$(9,397)	$412,066

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2012	2011

Operating activities:
Net income	$7,043	$9,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,490	4,837
Stock-based compensation expense	3,690	2,036
Excess tax benefit from exercised stock options	(5,516)	(3,264)
Deferred income taxes	(1,000)	342
Increase in allowance for doubtful debts	9	—
Change in fair value of contingent consideration	—	130
Loss on disposal of fixed assets	2	2
Changes in assets and liabilities:
Decrease in accounts receivable	10,247	7,901
Increase in prepaid expenses	(6,240)	(457)
Decrease in prepaid income taxes	1,957	5,279
Decrease /(Increase) in other current assets	337	(20)
Increase in other assets	(152)	(596)
Decrease in accounts payable, accrued expenses and other liabilities	(8,248)	(8,156)
Net cash provided by operating activities	15,619	17,850
Investing activities:
Purchases of property and equipment	(8,797)	(4,793)
Acquisition of HDI	(1,605)	—
Acquisition of AMG-SIU	—	161
Investment in capitalized software	(431)	(468)
Net cash used in investing activities	(10,833)	(5,100)
Financing activities:
Repayment of term loan	(4,375)	—
Payments on contingent consideration	(250)	—
Proceeds from exercise of stock options	5,702	6,280
Payments of tax withholdings on behalf of employees for net-share settlement for stock-based compensation	(1,122)	(897)
Excess tax benefit from exercised stock options	5,516	3,264
Net cash provided by financing activities	5,471	8,647
Net increase in cash and cash equivalents	10,257	21,397
Cash and cash equivalents at beginning of period	97,003	94,836
Cash and cash equivalents at end of period	$107,260	$116,233
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,032	$1,048
Cash paid for interest	$3,736	$23
Supplemental disclosure of noncash investing activities:
Accrued property and equipment purchases	$1,495	$480

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2012 and 2011

(unaudited)

1.            Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our and our subsidiaries’ financial position at March 31, 2012, the results of our operations for the three months ended March 31, 2012 and 2011 and cash flows for the three months ended March 31, 2012 and 2011. Interim financial statements are prepared on a basis consistent with our annual financial statements. The financial statements included herein should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011, which we refer to as our Annual Report.

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

In September 2008, we purchased the assets and liabilities of Prudent Rx, expanding our portfolio of program integrity service offerings for government healthcare programs and managed care organizations, particularly in the pharmacy arena. In September 2009, we further expanded our portfolio of program integrity service offerings for government healthcare programs, particularly in the Medicare and Medicaid programs with our acquisition of IntegriGuard LLC, or IntegriGuard. In December 2009, with the acquisition of Verify Solutions, Inc., or Verify Solutions, we moved into the employer-based market with valuable new services that ensure that dependents covered by employees are eligible to receive healthcare benefits. In June 2010, we acquired Allied Management Group — Special Investigation Unit or AMG-SIU, which provides fraud, waste and abuse prevention and detection solutions for healthcare payers. In August 2010, we acquired Chapman Kelly, Inc., or Chapman Kelly which provides claims audit and beneficiary eligibility audit services to employers and managed care organizations. In December 2011, we acquired HDI Holdings, Inc. and its operating subsidiary, HealthDataInsights, Inc., or HDI. HDI offers a comprehensive suite of claims integrity services, including complex medical reviews, automated reviews, hospital bill audits, and pharmacy audits.  The acquisition of HDI extends our reach in the federal, state and commercial markets and provides us with an immediate platform to expand service offerings to our existing clients.

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

Our policy is to limit our credit exposure by placing our investments with financial institutions evaluated as being creditworthy, or in short-term money market funds which are exposed to minimal interest rate and credit risk. We maintain our cash in cash depository accounts and certificate of deposits within large financial institutions. The balance in certain of these accounts exceeds the maximum balance insured by the Federal Deposit Insurance Corporation of up to $250,000 per bank account. We have not experienced any losses on our bank deposits and we believe these deposits do not expose us to any significant credit risk.

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

For long-lived assets, we measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. If the sum of the expected future net cash flows is less than the carrying value of the asset being evaluated, an impairment charge would be recognized. The impairment charge would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The determination of fair value is based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. We did not recognize any impairment charges related to our long-lived assets, property and equipment, goodwill or intangible assets, during the three months ended March 31, 2012 and 2011, as management believes that carrying amounts were not impaired.

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

Recently Issued Accounting Pronouncements

In May 2011, Financial Accounting Standards Board, or FASB, issued authoritative accounting guidance for updates on Fair Value Measurements, specifically, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards. This update amends Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurement and Disclosure,” clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This authoritative guidance is effective for annual and interim reporting periods beginning on or after December 15, 2011. This new guidance is to be adopted prospectively and early adoption is not permitted.  The adoption of this guidance did not have a material effect on our consolidated financial statements.

In June 2011, FASB issued Accounting Standards Update (ASU) No. 2011-05 for the presentation of comprehensive income thereby amending ASC 220, Comprehensive Income. The amendment requires that all non-owner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment is effective for fiscal years beginning after December 15, 2011 and should be applied retrospectively.  The adoption of this guidance did not have a material effect on our consolidated financial statements.

The FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (the revised standard) in September 2011. Under the amendments in this ASU, an entity has an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. The adoption of this guidance did not have a material effect on our consolidated financial statements.

2.            Acquisitions

The results of operations for our 2011 and 2010 acquisitions have been included in our consolidated financial statements from the respective dates of acquisition.  We have concluded that these acquisitions were not material to our financial statements; therefore, pro forma financial information is not presented herein.

HDI Holdings, Inc.

In December 2011, we purchased all of the issued and outstanding common stock of privately-held HDI for an aggregate consideration of $370.4 million, of which $366.6 million was cash. $40.0 million of the purchase price is being held in an indemnity escrow account until the first anniversary of the closing. In connection with acquisition, we issued replacement option awards with an aggregate fair value of $14.3 million, of which $3.8 million is attributable to the purchase price. The fair value of the replacement option awards and the amount included in the purchase price was calculated using a Black-Scholes model as of the acquisition date. These awards vest over 1-48 months and the portion not attributable to purchase price will be expensed over that same time period.

Based in Las Vegas, Nevada, HDI provides improper payment identification services for government and commercial health plans, and is the Medicare RAC in CMS Region D, covering 17 states and three U.S. territories. HDI offers a comprehensive suite of claims integrity services, including complex medical reviews, automated reviews, hospital bill audits, and pharmacy audits.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

	December 16, 2011 (As initially reported)	Measuring Period Adjustments	December 16, 2011 (As Adjusted)
Cash and cash equivalents	$15,113		$15,113
Accounts receivable	13,190		13,190
Other current assets	1,358		1,358
Deferred income taxes	4,454		4,454
Property, plant and equipment	74,741	398	75,139
Intangible assets	119,500	1,600	121,100
Other assets	45		45
Total identifiable assets acquired	228,401	1,998	230,399
Accounts payable	332		332
Accrued expenses	2,210		2,210
Deferred income taxes	69,694		69,694
Long-term debt	39,480		39,480
Contingent consideration	—	250	250
Other liabilities	2,645		2,645
Total liabilities assumed	114,361	250	114,611
Net identifiable assets acquired	114,040	1,748	115,788
Goodwill	254,761	(144)	254,617
Net assets acquired	$368,801	1,604	$370,405

In March 2012, upon finalization of net working capital adjustments in relation to the acquisition, we made an additional payment of $1.6 million to the former shareholders of HDI.

The above estimated fair values of assets acquired and liabilities assumed are provisional. They are based on the information that was available as of the acquisition date and as of March 31, 2012. We believe that this information provides a reasonable basis for estimating the fair values but we are still waiting for additional information necessary to finalize these amounts; as a result, the provisional measurements of fair value reflected above are subject to change. Such changes could be significant. We expect to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the date of acquisition. The measurement period adjustments reflected above would have had a de minimis effect on the financial statements for the year ended December 31, 2011.

The following table summarizes the preliminary fair values of the intangible assets acquired from HDI (in thousands):

	Fair Value	Useful Life
Client relationships	$88,500	7 - 10 years
Restrictive covenants	16,800	5 years
Trade name	15,800	7 years
Total	$121,100

We recognized $254.6 million of goodwill in connection with our acquisition of HDI, which is primarily attributable to expected synergies and HDI’s assembled workforce. We recognized $5.2 million of acquisition-related costs that were expensed during the year ended December 31, 2011. These costs are included in selling, general and administration expenses in the Consolidated Statements of Income for the year ended December 31, 2011.

The following represents our pro forma Consolidated Statements of Income as if HDI had been included in our consolidated results for the three months ending March 31, 2011 (in thousands, except per share data):

For the three months ending March 31,
(unaudited)	2011
Total revenue	$95,759
Net income	$6,458
Earnings per share:
Basic	$0.08
Diluted	$0.07

These amounts have been calculated after applying our accounting policies and adjusting HDI’s results to reflect the additional depreciation, amortization and interest expense that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2011, together with the consequential tax effects.

Allied Management Group - Special Investigation Unit, Inc.

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

3.            Intangible Assets

Intangible assets consisted of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011	Useful Life
Client relationships	$121,486	$120,986	5-10 years
Trade name	19,732	18,933	3-7 years
Restrictive covenants	19,426	19,126	3-5 years
	160,644	159,045

Less accumulated amortization	(32,416)	(26,305)
Intangible assets, net	$128,228	$132,740

Estimated amortization expense for intangible assets is expected to approximate the following (in thousands):

Year Ending December 31,
Remainder of 2012	$18,310
2013	22,267
2014	19,325
2015	18,998
2016	18,662
Thereafter	30,666

The changes in the carrying amount of goodwill for the three months ended March 31, 2012 are as follows (in thousands):

Balance at December 31, 2011	$361,786
HDI measuring period adjustments	(144)
Balance at March 31, 2012	$361,642

For the three months ended March 31, 2012 and March 31, 2011, amortization expense related to intangible assets amounted to $6.1 million and $1.5 million, respectively.

4.            Income Taxes

Our effective tax rate increased to 41.1% for the three months ended March 31, 2012 from 40.1% for the three months ended March 31, 2011, primarily due to a change in state apportionments and permanent differences. The principal difference between the statutory rate and our effective rate is state taxes.

We file income tax returns with the U.S. federal government and various state jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2008. We operate in a number of state and local jurisdictions, most of which have never audited our records. Accordingly, we are subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction.  We are currently being examined by the States of New York and Idaho.

During the three months ended March 31, 2012 and 2011, we recorded a tax benefit of $5.5 million and $3.3 million, respectively, related to the utilization of the income tax benefit from stock transactions by reducing income tax payable and crediting capital.

At March 31, 2012 and 2011, we had approximately $1.4 million and $1.3 million of net unrecognized tax benefits, respectively, for which there is uncertainty about the allocation and apportionment impacting state taxable income. We do not expect any significant change in unrecognized tax benefits during the next twelve months. We have recognized interest accrued related to unrecognized tax benefits in interest expense and penalties in tax expense. The accrued liabilities related to uncertain tax positions were $0.6 million for each of the three month periods ending March 31, 2012 and 2011.  We believe that it is reasonably possible that decreases in unrecognized tax benefits of up to $0.1 million may be recorded within the next year.

5.            Credit Agreement

In connection with our acquisition of HDI in December 2011, we entered into a five year, revolving and term secured credit agreement, which we refer to as the Credit Agreement, with certain financial institutions and Citibank, N.A. as Administrative Agent. The Credit Agreement is guaranteed by our material subsidiaries and is supported by a security interest in all or substantially all of our and our subsidiaries’ personal property assets. The Credit Agreement, which matures in December 2016, provides for a term loan of $350 million, or the Term Loan, which was used to finance a significant portion of our acquisition of HDI, and a revolving credit facility in an initial amount of $100 million. Through March 31, 2012, we had not borrowed under the revolving credit facility. Under specified circumstances, the revolving credit facility can be increased by up to $150 million in additional term or revolving loan commitments.

The interest rates applicable to both the Term Loan and the revolving credit facility are either (a) the LIBOR multiplied by a statutory reserve rate plus an interest margin ranging from 2.00% to 3.00% based on our consolidated leverage ratio or (b) a base rate plus an interest margin ranging from 1.00% to 2.00% based on our consolidated leverage ratio. The base rate is equal to the greatest of (a) Citibank’s prime rate, (b) the federal funds rate plus 0.50% or (c) the one-month LIBOR plus 1.00%. The interest rate at March 31, 2012 was 3. 25%. Including debt issuance costs and original issue discounts, the Term Loan has an effective annualized interest rate of approximately 4.8%. In addition, we are required to pay an unused commitment fee on the revolving credit facility during the term of the Credit Agreement of 0.50% per annum.

The Credit Agreement contains certain customary affirmative and negative covenants. The Credit Agreement requires us to comply, on a quarterly basis, with certain principal financial covenants, including a maximum consolidated leverage ratio reducing from 4.00:1.00 to 3.50:1.00 over the next four years and a minimum interest coverage ratio of 3.00:1.00. We were in compliance with the required financial covenants at March 31, 2012.  In addition, the Credit Agreement restricts our ability to make certain payments or distributions with respect to our capital stock, including cash dividends to our shareholders, or any payments to purchase, redeem, retire, acquire, cancel or terminate any shares of our capital stock, which we collectively refer to as restricted payments. However, we may make restricted payments (which include cash dividends) in an aggregate annual amount that does not exceed (i) $30,000,000 plus, if our consolidated leverage ratio (as defined in the Credit Agreement and calculated on a pro forma basis) is no greater than 3.00 to 1.00, plus (ii) an additional amount calculated under the Credit Agreement by reference to our then-existing excess cash flow, so long as, in any circumstance, no event of default would occur under the Credit Agreement as a result of making any such restricted payment. In addition, we may pay dividends to our shareholders in shares of our capital stock without limitation.

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

The Term Loan requires scheduled quarterly principal payments of $4.4 million through December 31, 2012, $8.8 million through December 31, 2014, $21.8 million through December 31, 2015 and $43.8 million through December 16, 2016. We made our first quarterly principal payment of $4.4 million in March 2012.

For the three months ended March 31, 2012, we incurred $3.2 million of interest on the outstanding Term Loan and incurred $0.1 million commitment fees on the revolving credit facility. The loan origination fee and issuance costs of $12.7 million incurred upon consummation of the Credit Agreement have been recorded as deferred financing costs and are being amortized as interest expense over the five year life of the Credit Agreement using the effective interest method. For the three months ended March 31, 2012, $1.0 million of the financing cost has been amortized to interest expense.

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

The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three months ended
	March 31,
	2012	2011
Weighted average shares outstanding - basic	85,864	83,811
Dilutive effect of stock options	2,377	2,898
Dilutive effect of restricted stock awards and units	335	165
Weighted average shares outstanding - diluted	88,576	86,874

For the three months ended March 31, 2012 and 2011, 57,804 and 562,833 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

For the three months ended March 31, 2012, restricted stock units did not have an anti-dilutive effect. For the three months ended March 31, 2011, restricted stock units representing 23,988 shares of common stock were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

We issue restricted stock units under the terms of our 2006 Stock Plan, as amended, or the 2006 Stock Plan. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the statutory withholding requirements that we pay on behalf of our employees. During 2012, net restricted stock awards of 61,815 were vested after the withholding of 34,125 shares to satisfy $1.1 million of employees’ tax obligations. Although shares withheld are not issued, they are treated as common stock repurchases for accounting and disclosure purposes, as they reduce the number of shares that would have been issued upon vesting.

7.            Stock-Based Compensation

Total stock-based compensation expense charged as a selling, general and administrative expense in our consolidated statements of income related to our stock compensation plans was $3.7 million and $2.0 million for the three months ended March 31, 2012 and March 31, 2011, respectively.

The total income tax benefit related to stock-based compensation expense recognized in our consolidated statements of income was $5.5 million and $3.3 million, for the three months ended March 31, 2012 and 2011, respectively.

Presented below is a summary of our stock option activity for the three months ended March 31, 2012 (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at
December 31, 2011	6,296	$11.07
Granted	—	$—
Exercised	(680)	$8.46
Forfeitures	(56)	$19.40
Expired	—	—
Outstanding at March 31, 2012	5,560	$11.31	4.78	$110,644
Expected to vest at March 31, 2012	2,476	$17.11	6.22	$34,930
Exercisable at March 31, 2012	3,020	$6.43	3.57	$74,850

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

We estimated the fair value of each stock option grant on the date of the grant using a Black-Scholes option-pricing model and the weighted-average assumptions set forth in the following table:

	Three months ended March 31,
	2012	2011
Expected dividend yield	—	—
Risk-free interest rate	—%	3.04%
Expected volatility	—%	43.7%
Expected life	—	4.0 years

During the three months ended March 31, 2012 and 2011, we issued 0.7 million shares, and 0.9 million shares, respectively, of our common stock upon the exercise of outstanding stock options and received proceeds of $5.7 million, and $6.3 million, respectively.

For the three months ended March 31, 2012, and 2011, $2.9 million, and $1.3 million, respectively, of stock-based compensation cost relating to stock options has been charged against income. As of March 31, 2012, there was $18.3 million of total unrecognized compensation cost, related to stock options outstanding, which is expected to be recognized over a weighted-average period of 1.6 years.

The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between our closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2012. The intrinsic value of our stock options changes based on the closing price of our common stock. The total intrinsic value of options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) for the three months ended March 31, 2012 and 2011 was approximately $15.9 million and $18.0 million, respectively.

Restricted Stock Units

In February 2011, October 2010 and October 2009, certain employees received restricted stock units under our 2006 Stock Plan, as amended. In October 2010, our Board or Directors also received restricted stock units under the 2006 Stock Plan.  The fair value of restricted stock units is estimated based on the closing sale price of our common stock on the NASDAQ Global Select Market on the date of issuance. The total number of restricted stock units expected to vest is adjusted by estimated forfeiture rates.

For the three months ended March 31, 2012, we granted 538 restricted stock units, with an aggregate fair market value of $16,855.  At March 31, 2012, 495,402 restricted stock units remained unvested and there was $6.0 million of unamortized compensation cost related to restricted stock units, which is expected to be recognized over the remaining weighted-average vesting period of 2.0 years.  Stock-based compensation expense related to restricted stock units was $0.5 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively.

A summary of the status of our restricted stock units as of March 31, 2012 and of changes in restricted stock units outstanding under the 2006 Stock Plan for the three months ended March 31, 2012 is as follows (in thousands, except for weighted average grant date fair value per unit):

	Number of Units	Weighted Average Grant Date Fair Value per Unit	Aggregate Intrinsic Value
Outstanding balance at December 31, 2011	509	$16.84
Granted	1	$31.33
Vesting of Restricted Units	(2)	$23.66
Cancelled	(12)	$18.65
Outstanding balance at March 31, 2012	496	$16.79	15,461

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

The stock-based compensation expense for restricted stock awards is determined based on the closing market price of our common stock on the grant date of the awards applied to the total number of awards that are anticipated to fully vest. Upon the vesting of the restricted stock awards, shares withheld to pay taxes are retired. We did not issue restricted stock awards during the three months ended March 31, 2012. At March 31, 2012 approximately 191,880 shares underlying restricted stock awards remained unvested and there was approximately $1.5 million of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over the weighted-average period of 1.4 years. Stock-based compensation expense related to restricted stock awards was $0.3 million for each of the three month periods ended March 31, 2012 and 2011.

A summary of the status of our restricted stock awards at March 31, 2012 and of changes in restricted stock awards outstanding under the 2006 Stock Plan for the three months ended March 31, 2012 is as follows (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding balance at December 31, 2011	288	$10.42
Granted	—	—
Vesting of Restricted Awards	(62)	$10.42
Shares withheld for payment of taxes upon vesting of restricted stock awards	(34)	$10.42
Outstanding balance at March 31, 2012	192	$10.42	$5,989

The total fair value of restricted stock awards vested during the three months ended March 31, 2012 was $1.0 million.

8.              Subsequent Events

On May 2, 2012, we issued a press release announcing that our Board of Directors had authorized management to repurchase shares of our common stock pursuant to a previously approved Share Repurchase Plan. Under the Plan, we repurchased 4,988,538 shares in 1997, at an average price of $1.88 per share. In May 2012, we repurchased an additional 436,309 shares at an average price of $24.29 per share and completed the Share Repurchase Plan.  Repurchased shares will be available for use in connection with our stock plans and for other corporate purposes.

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

The following discussions and analysis of financial condition and results of operations should be read in conjunction with the other sections of the Annual Report, including the Consolidated Financial Statements and Supplemental Data thereto appearing in Part II, Item 8 of the Annual Report, the Risk Factors appearing in Part I, Item 1A of the Annual Report and Part II of this 10-Q and the disclaimer regarding forward-looking statements appearing at the beginning of Part I, Item 1 of the Annual Report. Historical results set forth in Part II, Item 6, Item 7 and Item 8 of the Annual Report should not be taken as necessarily indicative of our future operations.

Critical Accounting Policies

Since the date of our Annual Report on Form 10-K for the year ended December 31, 2011, there have been no material changes to our critical accounting policies.

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

Since our inception we have grown both organically and through targeted acquisitions.  In 1985 we began providing coordination of benefits services to state Medicaid agencies. As Medicaid began to migrate members to managed care, we expanded into the Medicaid managed care market, providing the same coordination of benefits services.  We launched our program integrity services in 2007 and have since acquired several businesses: Permedion, Inc., Prudent Rx, and Allied Management Group — Special

Investigations Unit, Inc., or AMG-SIU, to build out our service offerings. In 2009, we entered the Medicare market with our acquisition of IntegriGuard, LLC, or IntegriGuard, which provides fraud, waste and abuse analytical services to the Medicare program.  In 2009 and 2010, we entered the commercial market working with large self-funded employers through our acquisitions of Verify Solutions, Inc. and Chapman Kelly, Inc.

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

In connection with our acquisition of HDI, we entered into a five year, revolving and term secured credit agreement, which we refer to as the Credit Agreement, with certain financial institutions and Citibank, N.A. as Administrative Agent.  The Credit Agreement is guaranteed by our material subsidiaries and is supported by a security interest in all or substantially all of our, and our subsidiaries’, personal property assets. The Credit Agreement, which matures in December 2016, provides for a term loan of $350 million, or the Term Loan, which was used to finance our acquisition of HDI, and a revolving credit facility in an initial amount of $100 million.  As of March 31, 2012, we had not borrowed under the revolving credit facility.  Under specified circumstances, the revolving credit facility can be increased by up to $150 million in additional term or revolving loan commitments

At March 31, 2012, our cash and cash equivalents and net working capital were $107.3 million and $186.6 million, respectively. Our revenue, most of which is derived from contingency fees, has increased at an average compounded rate of approximately 32.9% per year for the last five years. Our growth has been attributable to our expansion of existing product offerings and acquisitions, as well as an overall increase in Medicaid costs, which has historically averaged approximately 8% annually.  In addition, state governments have increased their use of vendors for the coordination of benefits and other cost containment functions, and we have been able to increase our revenue through these initiatives.  Leveraging our work on behalf of state Medicaid fee-for-service programs, we have penetrated the Medicaid managed care market, into which more Medicaid lives are being shifted.  In addition to acting as a subcontractor for certain business outsourcing and technology firms, as of March 31, 2012, we served the District of Columbia and 44 state Medicaid programs, and 139 Medicaid health plans under an aggregate of 67 contracts.

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

In March 2010, the Patient Protection and Affordable Care Act, or the ACA, was signed into law. According to Centers for Medicare & Medicaid Services, or CMS, under the ACA, approximately 18 million additional lives will be added to Medicaid by 2019. In addition, the ACA includes a number of provisions for combating fraud and abuse throughout the healthcare system, and for creating health insurance exchanges. We plan to develop and build on existing partnerships with states, the federal government, health plans, and partners to provide services that address these provisions and assist clients with their cost containment objectives.  Especially because of the legislation’s strong emphasis on program integrity and cost containment, we regard this legislation, on the whole, as creating potential new opportunities for the expansion of our business and service offerings.

In March 2012, the U.S. Supreme Court heard oral arguments on the constitutionality of the ACA and a decision by the Court is expected by mid-2012.  Our business, financial condition, results of operations and cash flows could be adversely affected if efforts to repeal, waive, modify or otherwise change the ACA, in whole or in part, succeed.  However, we believe there is growing bipartisan support for containing healthcare costs through the identification, prevention, and recovery of fraud, waste, and abuse throughout the healthcare system.  As a result, regardless of the outcome of the Supreme Court’s review of the ACA, we anticipate that cost containment programs will expand over the next several years.

In addition to the information provided below, you should refer to the items disclosed as our Critical Accounting Policies in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report.

SUMMARY OF OPERATING RESULTS

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table sets forth, for the periods indicated, certain items in our consolidated statements of income expressed as a percentage of revenue:

	Three months ended March 31,
	2012	2011
Revenue	100.0%	100.0%
Cost of service
Compensation	36.6%	38.0%
Data processing	6.4%	6.0%
Occupancy	3.8%	4.6%
Direct project costs	12.0%	11.7%
Other operating costs	4.8%	5.1%
Amortization of intangibles	7.6%	2.1%
Total cost of services	71.2%	67.5%
Selling, general, and administrative expenses	13.9%	13.0%
Total operating expenses	85.1%	80.5%
Operating income	14.9%	19.5%
Interest expense	(3.9)%	0.0%
Other income, net	0.1%	0.0%
Interest income	0.0%	0.4%
Income before income taxes	11.1%	19.9%
Income taxes	(4.5)%	(8.0)%
Net income	6.6%	11.9%

Revenue for the three months ended March 31, 2012 was $107.3 million, an increase of $24.8 million, or 30.1%, compared to revenue of $82.5 million in the same quarter for the prior year. Organic growth in existing client accounts, together with changes in the yield and scope of those projects, and differences in the timing of when client projects were completed in the current year compared to the prior year, provided $2.4 million of the increase in revenue. Revenue generated by HDI, which we acquired in 2011, was $23.5 million. Revenue generated by five new clients for whom there was no revenue in the same quarter of the prior year was $0.2 million.  Contract expirations resulted in a revenue decrease of $1.3 million.

Compensation expense as a percentage of revenue was 36.6% for the three months ended March 31, 2012, compared to 38.0% for the three months ended March 31, 2011. Compensation expense for the current quarter was $39.3 million, an $8.0 million, or 25.4%, increase over compensation expense of $31.3 million for the same quarter in the prior year.  During the quarter ended March 31, 2012, we averaged 2,102 employees, a 29.9% increase over our average of 1,618 employees during the quarter ended March 31, 2011.  This increase reflects the addition of new staff as a result of our acquisition of HDI during the fourth quarter of 2011, and the addition of staff in the areas of client support, technical support and operations.

Data processing expense as a percentage of revenue was 6.4% for the three months ended March 31, 2012, compared to 6.0% for the three months ended March 31, 2011. Data processing expense was $6.9 million for the current quarter, an increase of $1.9 million, or 38.4%, over data processing expense of $5.0 million for the same quarter in the prior year. Revenue growth as well as acquisitions drove the need for increased capacity in our data processing environment. This increase reflects $1.0 million in additional software related costs, $0.6 million in additional hardware and hosting costs, and $0.3 million in additional data communications and data costs due to the growth of our business, including the number of field offices and employees.

Occupancy expense as a percentage of revenue was 3.8% for the three months ended March 31, 2012, compared to 4.6% for the three months ended March 31, 2011. Occupancy expense for the current quarter was $4.1 million, a $0.3 million, or 8.2%, increase compared to occupancy of expense of $3.8 million for the same quarter in the prior year. This increase primarily reflects $0.3 million in additional rent and related expense resulting from our acquisition of HDI in December 2011.

Direct project expense as a percentage of revenue was 12.0% for the three months ended March 31, 2012, compared to 11.7% for the three months ended March 31, 2011.  Direct project expense for the current quarter was $12.8 million, a $3.2 million, or 33.9%, increase, compared to direct project expense of $9.6 million for the same quarter in the prior year. This increase resulted from a $1.2 million increase related to HDI direct project expenses, a $1.1 million increase for subcontractor expenses, a $0.6 million increase for temporary help, consultants and marketing partners, and a $0.3 million increase for data conversion and lockbox fees.

Other operating costs as a percentage of revenue were 4.8% for the three months ended March 31, 2012 compared to 5.1% for the three months ended March 31, 2011. Other operating costs for the current quarter were $5.1 million, an increase of $0.9 million, or 21.7%, compared to operating costs of $4.2 million for the same quarter in the prior year.  This increase primarily resulted from a $0.8 million increase in professional fees and a $0.1 million increase in employee training and recruitment.

Amortization of acquisition-related software and intangibles as a percentage of revenue was 7.6% for the three months ended March 31, 2012, compared to 2.1% for the three months ended March 31, 2011. Amortization of acquisition-related software and intangibles for the current quarter was $8.1 million, compared to amortization expense of $1.7 million for the same quarter in the prior year.  The increase in amortization expense of $6.4 million related to our acquisition of HDI.

Selling, general, and administrative expense as a percentage of revenue was 13.9% for the three months ended March 31, 2012 compared to 13.0% for the three months ended March 31, 2011.  Selling, general, and administrative expense for the current quarter was $14.9 million, a $4.2 million, or 38.9%, increase compared to $10.7 million for the same quarter in the prior year.  During the quarter ended March 31, 2012, we averaged 193 corporate employees, a 67.8% increase over our average of 115 corporate employees during the quarter ended March 31, 2011.  Compensation expense increased by $3.3 million due to the increase in headcount.  Data processing expense increased by $0.4 million relating to expenses for hosting services and disaster recovery preparedness.  Other expenses increased by $0.4 million primarily due to an increase in consulting expense. Occupancy expenses increased by $0.1 million due to additional space requirements.

Operating income for the three months ended March 31, 2012 was $16.0 million, a decrease of $0.1 million, or 0.4%, compared to $16.1 million for the three months ended March 31, 2011.

Interest expense was $4.2 million for the three months ended March 31, 2012 and $23,000 for the three months ended March 31, 2011.  Interest expense represents borrowings under our Term Loan, amortization of deferred financing costs, commitment fees for our Credit Agreement and issuance fees for our Letter of Credit. The increase of $4.2 million compared to the prior year period represents $3.2 million in interest expense on our Term Loan and $1.0 million in related amortization of deferred financing costs.  Interest income was $2,000 for the three months ended March 31, 2012, compared to interest income of $35,000 for the three months ended March 31, 2011.  Net other income primarily relating to rental income from our office building in Irving, Texas was $110,000 for the quarter ended March 31, 2012 compared to income of $257,000 in the prior year period.

We recorded income tax expense of $4.9 million for the quarter ended March 31, 2012, compared to income tax expense of $6.6 million for the three months ended March 31, 2011, a decrease of $1.7 million.  Our effective tax rate increased to 41.1% for the quarter ended March 31, 2012 from 40.1% for the quarter ended March 31, 2011, primarily due to a change in state apportionments and permanent differences. The principal difference between the statutory rate and our effective rate is state taxes.

Net income of $7.0 million in the current quarter represents a decrease of $2.8 million, or 28.2%, compared to net income of $9.8 million in the same quarter for the prior year.

Contractual Obligations

There have been no material changes in our contractual obligations as presented in our Annual report on Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

Other than our Letter of Credit, we do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

This data should be read in conjunction with our Consolidated Statements of Cash Flows.

(in thousands)	March 31, 2012	December 31, 2011

Cash and cash equivalents	$107,260	$97,003
Working capital	$186,622	$169,862

A summary of our cash flows is as follows:

	Three months ended
(in thousands)	March 31, 2012	March 31, 2011

Net cash provided by operating activities	$15,619	$17,850
Net cash used in investing activities	$(10,833)	$(5,100)
Net cash provided by financing activities	$5,471	$8,647
Net increase in cash and cash equivalents	$10,257	$21,397

We believe that our cash generating capability and financial condition, together with our revolving credit facility will be adequate to meet our operating, investing and financing needs. Our principal source of cash has been our Term Loan and cash flow from operations.  The primary uses of cash are compensation expenses, data processing, direct project costs and selling, general and administration expenses.  Other sources of cash include proceeds from exercise of stock options and tax benefits associated with stock option exercises.  We expect that operating cash flows will continue to be a primary source of liquidity for our operating needs.  There are currently no loans outstanding under the revolving credit facility of the Credit Agreement.

We rely on operating cash flows and cash and cash equivalent balances to provide for our liquidity requirements. We believe that we have the ability to obtain both short-term and long-term loans to meet our financing needs for the foreseeable future. Due to our significant operating cash flows, access to capital markets and available term and revolving loans under the Credit Agreement, we continue to believe that we have the ability to meet our liquidity needs for the foreseeable future, which include:

•                  the working capital requirements of our operations;

•                  investments in our business;

•                  business-development activities; and

•                  repayment of our Term Loan.

Cash Flows from Operating Activities

Net cash provided by operating activities for the three-month period ended March 31, 2012 was $15.6 million, a $2.2 million decrease over net cash provided by operating activities of $17.8 million for three-month period ended March 31, 2011. This decrease was primarily attributed to a lower net income.

Cash Flows from Investing Activities

Net cash used in investing activities for the three-month period ended March 31, 2012 was $10.8 million, a $5.7 million increase over net cash used in investing activities of $5.1 million for three-month period ended March 31, 2011.  This increase was primarily attributed to an increase in purchases of property and equipment and acquisition payment adjustments during the period.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three-month period ended March 31, 2012 was $5.4 million, a $3.2 million decrease over net cash provided by financing activities of $8.6 million for three-month period ended March 31, 2011. This decrease was primarily attributed to repayment of our term loan.

The number of days sales outstanding as of March 31, 2012 decreased to 86 days from 92 days at December 31, 2011.

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

Recently Issued Accounting Pronouncements

See “Recently Issued Accounting Pronouncements” in Note 1 of the Notes to Consolidated Financial Statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2012, we were not a party to any derivative financial instruments. We conduct all of our business in U.S. currency and hence do not have direct foreign currency risk. We are exposed to changes in interest rates, primarily with respect to the Term Loan under the Credit Agreement.  If the effective interest rate for all of our variable rate debt were to increase by 100 basis points (1%), our annual interest expense would increase by a maximum of $3.5 million based on our debt balances at March 31, 2012.  Further, we currently invest substantially all of our excess cash in short-term investments, primarily money market accounts, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact our interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of borrowings or excess cash balances. We do not consider this risk to be material. We manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

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

As required by Rule 13a-15(b) under the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2012.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

We acquired HDI on December 16, 2011 and are in the process of integrating HDI into our internal controls over financial reporting structure. As a result, there have been changes to our internal controls over financial reporting during the three months ended March 31, 2012 that are associated with our establishment and implementation of internal control over financial reporting with respect to HDI.

With the exception of the changes described above, there were no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II — OTHER INFORMATION

Item 1A. Risk Factors

Risks that could have a negative impact on our business, results of operations and financial condition include without limitation (i) government regulatory, political and budgetary pressures that could affect the procurement practices and operations of healthcare organizations, reducing the demand for our services; (ii) changing conditions in the healthcare environment, particularly as they relate to current healthcare reform initiatives and the result of the pending Supreme Court decision on the ACA; (iii) the development by competitors of new or superior services or products or the entry into the market of new competitors; (iv) our ability to successfully integrate our acquisitions; (v) all the risks inherent in the development, introduction, and implementation of new products and services; (vi) the loss of a major customer, customer dissatisfaction or early termination of customer contracts triggering significant costs or liabilities; (vii) variations in our results of operations; (vii) negative results of government reviews, audits or investigations to verify our compliance with contracts and applicable laws and regulations; and (ix) our failure to comply with laws and regulations governing health data or to protect such data from theft and misuse. A more detailed description of each of these and other risk factors can be found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed with the SEC on February 29,  2012.

The risks described in our Annual Report on Form 10-K, as updated by our quarterly reports on Form 10-Q, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Shares of Common Stock

The summary of our repurchases of our common stock through the date hereof is as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum number of Shares that May Yet Be Purchased Under the Program

January 2012	—	—	—	—
February 2012	—	—	—	—
March 2012	—	—	—	—
April 2012	—	—	—	—
May 2012	436,309	$24.29	436,309	—
Total	436,309	$24.29	436,309	—

(1)       Represents shares repurchased through our publicly announced Share Repurchase Plan.

On May 2, 2012, we issued a press release announcing that our Board of Directors had authorized management to repurchase shares of our common stock pursuant to a previously approved Share Repurchase Plan. Under the Share Repurchase Plan, we repurchased 4,988,538 shares in 1997, at an average price of $1.88 per share. In May 2012, we repurchased an additional 436,309 shares at an average price of $24.29 per share and completed the Share Repurchase Plan.

Repurchased shares will be available for use in connection with its stock plans and for other corporate purposes.

Item 6.    Exhibits

The Exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 9, 2012	HMS HOLDINGS CORP.

		By:	/s/ William C. Lucia
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