Form 10-Q
period 2012-06-30
HMS HOLDINGS CORP
filed 2012-08-09
CIK 1196501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 3, 2012, there were approximately 86,337,794 shares of the registrant’s common stock (par value $0.01 per share) outstanding.

HMS HOLDINGS CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

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

Any forward-looking statements made by us in this Report on Form 10-Q speak only as of the date on which they are made.  Factors or events that could cause actual results to differ may emerge from time to time and it is not possible for us to predict all of them.  We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.  You are advised, however, to consult any further disclosures we make on related subjects in our filings with the Securities and Exchange Commission, including but not limited to our Current Reports on Form 8-K.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$105,364	$97,003
Accounts receivable, net of allowance of $811 at June 30, 2012 and $1,158 at December 31, 2011	112,351	112,505
Prepaid expenses	12,797	6,602
Prepaid income taxes	3,192	2,418
Current portion of deferred financing costs	3,513	3,689
Other current assets	5,200	5,793
Net deferred tax asset	2,106	2,198
Total current assets	244,523	230,208
Property and equipment, net	128,982	127,177
Goodwill, net	361,642	361,786
Intangible assets, net	122,117	132,740
Deferred financing costs	7,495	9,203
Other assets	3,962	837
Total assets	$868,721	$861,951

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$29,398	$40,546
Acquisition related contingent consideration	2,300	2,300
Current portion of term loan	26,250	17,500
Total current liabilities	57,948	60,346
Long-term liabilities:
Deferred rent	632	1,085
Term loan	315,000	332,500
Other liabilities	3,203	2,423
Deferred tax liabilities	71,032	74,360
Total long-term liabilities	389,867	410,368
Total liabilities	447,815	470,714
Shareholders’ equity:
Preferred stock - $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 125,000,000 shares authorized; 91,583,221 shares issued and 86,158,374 shares outstanding at June 30, 2012; 90,575,837 shares issued and 85,587,299 shares outstanding at December 31, 2011	915	906
Capital in excess of par value	260,495	240,241
Retained earnings	179,510	159,487
Treasury stock, at cost: 5,424,847 shares at June 30, 2012 and 4,988,538 shares at December 31, 2011	(20,014)	(9,397)
Total shareholders’ equity	420,906	391,237
Total liabilities and shareholders’ equity	$868,721	$861,951

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue	$120,069	$89,346	$227,383	$171,803

Cost of services:
Compensation	40,043	31,531	79,319	62,842
Data processing	8,026	5,652	14,920	10,634
Occupancy	4,194	3,726	8,314	7,534
Direct project costs	13,200	11,064	26,043	20,653
Other operating costs	5,986	4,597	11,113	8,811
Amortization of acquisition related software and intangibles	8,149	1,648	16,298	3,388
Total cost of services	79,598	58,218	156,007	113,862

Selling, general and administrative expenses	14,875	10,668	29,739	21,372
Total operating expenses	94,473	68,886	185,746	135,234

Operating income	25,596	20,460	41,637	36,569

Interest expense	(4,158)	(23)	(8,363)	(46)
Other income, net	209	277	319	549
Interest income	2	16	4	36
Income before income taxes	21,649	20,730	33,597	37,108
Income taxes	8,669	8,307	13,574	14,869

Net income and comprehensive income	$12,980	$12,423	$20,023	$22,239

Basic income per common share
Net income per share — basic	$0.15	$0.15	$0.23	$0.26

Diluted income per share
Net income per share — diluted	$0.15	$0.14	$0.23	$0.26

Weighted average shares:
Basic	86,196	83,925	86,030	84,186
Diluted	88,351	86,720	88,429	87,112

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2012

(in thousands, except share amounts)

(unaudited)

	Common Stock		Capital in		Treasury Stock		Total
	# of Shares Issued	Par Value	Excess of Par Value	Retained Earnings	# of Shares	Amount	Shareholders’ Equity
Balance at December 31, 2011	90,575,837	$906	$240,241	$159,487	4,988,538	$(9,397)	$391,237

Net income and comprehensive income	—	—	—	20,023	—	—	20,023

Stock-based compensation cost	—	—	7,095	—	—	—	7,095
Purchase of Treasury Stock	—	—	—	—	436,309	(10,617)	(10,617)
Exercise of stock options	940,640	9	7,444	—	—	—	7,453
Vesting of restricted stock awards and units, net of shares withheld for employee tax	66,744	—	(1,127)	—	—	—	(1,127)
Excess tax benefit from exercise of stock options	—	—	6,842	—	—	—	6,842
Balance at June 30, 2012	91,583,221	$915	$260,495	$179,510	5,424,847	$(20,014)	$420,906

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2012	2011
Operating activities:
Net income	$20,023	$22,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,136	9,805
Stock-based compensation expense	7,095	3,966
Excess tax benefit from exercised stock options	(6,842)	(6,960)
Deferred income taxes	(3,236)	839
Decrease in allowance for doubtful debts	(347)	(74)
Change in fair value of contingent consideration	—	399
Loss on disposal of fixed assets	59	2
Changes in assets and liabilities:
Decrease/(Increase) in accounts receivable	501	(5,597)
Increase in prepaid expenses	(6,195)	(1,006)
Decrease in prepaid income taxes	6,068	7,101
Decrease in other current assets	593	11
Increase in other assets	(101)	(154)
Decrease in accounts payable, accrued expenses and other liabilities	(6,802)	(6,377)
Net cash provided by operating activities	37,952	24,194
Investing activities:
Investment in certificate of deposit	—	(4,809)
Purchases of property and equipment	(17,507)	(8,986)
Investment in common stock	(3,024)	—
Acquisition of HDI	(1,605)	—
Acquisition of AMG-SIU	—	161
Acquisition of Verify Solutions	—	(500)
Investment in capitalized software	(1,006)	(1,060)
Net cash used in investing activities	(23,142)	(15,194)
Financing activities:
Repayment of term loan	(8,750)	—
Purchases of treasury stock	(10,617)	—
Payments on contingent consideration	(250)	—
Proceeds from exercise of stock options	7,453	7,763
Payments of tax withholdings on behalf of employees for net-share settlement for stock-based compensation	(1,127)	(903)
Excess tax benefit from exercised stock options	6,842	6,960
Net cash (used in)/provided by financing activities	(6,449)	13,820
Net increase in cash and cash equivalents	8,361	22,820
Cash and cash equivalents at beginning of period	97,003	94,836
Cash and cash equivalents at end of period	$105,364	$117,656
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$10,817	$7,027
Cash paid for interest	$6,933	$47
Supplemental disclosure of noncash investing activities:
Accrued property and equipment purchases	$1,187	$1,012

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2012 and 2011

(unaudited)

1.            Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our and our subsidiaries’ financial position at June 30, 2012, the results of our operations for the three and six months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011. Interim financial statements are prepared on a basis consistent with our annual financial statements. The financial statements included herein should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011, which we refer to as our Annual Report.

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

In September 2008, we purchased the assets and liabilities of Prudent Rx, expanding our portfolio of program integrity service offerings for government healthcare programs and managed care organizations, particularly in the pharmacy arena. In September 2009, we further expanded our portfolio of program integrity service offerings for government healthcare programs, particularly in the Medicare and Medicaid programs with our acquisition of IntegriGuard LLC, or IntegriGuard. In December 2009, with the acquisition of Verify Solutions, Inc., or Verify Solutions, we moved into the employer-based market with valuable new services that ensure that dependents covered by employees are eligible to receive healthcare benefits. In June 2010, we acquired Allied Management Group — Special Investigation Unit or AMG-SIU, which provides fraud, waste and abuse prevention and detection solutions for healthcare payers. In August 2010, we acquired Chapman Kelly, Inc., or Chapman Kelly which provides claims audit and beneficiary eligibility audit services to employers and managed care organizations. In December 2011, we acquired HDI Holdings, Inc. and its operating subsidiary, HealthDataInsights, Inc., or HDI. HDI offers a comprehensive suite of claims integrity services, including complex medical reviews, automated reviews, hospital bill audits, and pharmacy audits.  The acquisition of HDI extended our reach in the federal, state and commercial markets and provided us with a platform to expand service offerings to our existing clients.

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

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, primarily accounts receivable, intangible assets, accrued expenses, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Our actual results could differ from those estimates.

We consider all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of deposits that are readily convertible into cash.

Our financial instruments are categorized into a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.  In the event the fair value is not readily available/determinable, the financial instrument is carried at cost and referred to as a cost method investment.  The evaluation of whether an investment’s fair value is less than cost is determined by using a disclosed fair value estimate, if one is available, otherwise, it is determined by evaluating whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment (an impairment indicator).We are not aware of any identified events or change in circumstances that would have a significant adverse effect on the carrying value of our cost method investments. Financial instruments recorded at fair value on our consolidated balance sheets are categorized as follows:

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

For long-lived assets, we measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. If the sum of the expected future net cash flows is less than the carrying value of the asset being evaluated, an impairment charge would be recognized. The impairment charge would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The determination of fair value is based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. We did not recognize any impairment charges related to our long-lived assets, property and equipment, goodwill or intangible assets, during the six months ended June 30, 2012 and 2011, as management believes that carrying amounts were not impaired.

The carrying amounts for our cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term nature.

On May 2, 2012, our Board of Directors authorized management to repurchase shares of our common stock pursuant to a previously approved Share Repurchase Plan. Under the Plan, we repurchased 4,988,538 shares in 1997, at an average price of $1.88 per share.  In May 2012, we repurchased an additional 436,309 shares at an average price of $24.29 per share and completed the Share Repurchase Plan.  Repurchased shares will be available for use in connection with our stock plans and for other corporate purposes.

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (the revised standard). Under the amendments in this ASU, an entity has an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. The adoption of this guidance did not have a material effect on our consolidated financial statements.

2.            Acquisitions

The results of operations for our acquisitions have been included in our consolidated financial statements from the respective dates of acquisition.

HDI Holdings, Inc.

In December 2011, we purchased all of the issued and outstanding common stock of privately-held HDI for an aggregate consideration of $370.4 million, of which $366.6 million was cash. $40.0 million of the purchase price is being held in an indemnity escrow account until the first anniversary of the closing. In connection with acquisition, we issued replacement option awards with an aggregate fair value of $14.3 million, of which $3.8 million is attributable to the purchase price. The fair value of the replacement option awards and the amount included in the purchase price was calculated using a Black-Scholes model as of the acquisition date. These awards vest over 1-48 months and the portion not attributable to the purchase price will be expensed over that same time period.

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

In March 2012, upon finalization of net working capital adjustments related to the acquisition, we made an additional payment of $1.6 million to the former shareholders of HDI.

The above estimated fair values of assets acquired and liabilities assumed are provisional. They are based on the information that was available as of the acquisition date and as of June 30, 2012. We believe that this information provides a reasonable basis for estimating the fair values but we are still waiting for additional information necessary to finalize these amounts; as a result, the provisional measurements of fair value reflected above are subject to change. Such changes could be significant. We expect to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the date of acquisition. The measurement period adjustments reflected above would have had a de minimis effect on the financial statements for the year ended December 31, 2011.

The following table summarizes the preliminary fair values of the intangible assets acquired from HDI as of June 30, 2012 (in thousands):

	Fair Value	Useful Life
Client relationships	$88,500	7 - 10 years
Restrictive covenants	16,800	5 years
Trade name	15,800	7 years
Total	$121,100

We recognized $254.6 million of goodwill in connection with our acquisition of HDI, which is primarily attributable to expected synergies and HDI’s assembled workforce. We recognized $5.2 million of acquisition-related costs that were expensed during the year ended December 31, 2011. These costs are included in selling, general and administration expenses in the Consolidated Statements of Comprehensive Income for the year ended December 31, 2011.

The following represents our pro forma Consolidated Statements of Comprehensive Income as if HDI had been included in our consolidated results for the three and six months ending June 30, 2011 (in thousands, except per share data):

	For the three months ending June 30,	For the six months ending June 30,
(unaudited)	2011	2011
Total revenue	$101,627	$197,386
Net income	$8,982	$15,439
Earnings per share:
Basic	$0.11	$0.18
Diluted	$0.10	$0.18

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

Allied Management Group - Special Investigation Unit, Inc.

In June 2010, we purchased all of the common stock of AMG-SIU for an aggregate purchase price of $15.1 million, consisting of a $13.0 million initial cash payment (subsequently reduced by a working capital reduction of $0.2 million) and future contingent payments estimated and recognized as of the acquisition date at $2.3 million. At closing, $3.5 million of the purchase price was held in escrow to be released in three annual payments: $1.8 million in July 2011 and $875,000 in July 2012 and 2013, of which the $1.8 million for 2011 has been released.  The future contingent payments are based on AMG-SIU’s financial performance for each of the twelve month periods ending June 30, 2011 and June 30, 2012 and are not subject to any cap. We did not make the 2011 contingent payment as AMG-SIU did not achieve the required financial milestone. Any contingent payment owed for the period ending June 30, 2012 is payable by September 30, 2012.

3.            Intangible Assets

Intangible assets consisted of the following at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011	Useful Life
Client relationships	$121,486	$120,986	5-10 years
Trade name	19,732	18,933	3-7 years
Restrictive covenants	19,426	19,126	3-5 years
	160,644	159,045

Less accumulated amortization	(38,527)	(26,305)
Intangible assets, net	$122,117	$132,740

Estimated amortization expense for intangible assets is expected to approximate the following (in thousands):

Year Ending December 31,
Remainder of 2012	$12,199
2013	22,267
2014	19,325
2015	18,998
2016	18,662
Thereafter	30,666

The changes in the carrying amount of goodwill for the six months ended June 30, 2012 are as follows (in thousands):

Balance at December 31, 2011	$361,786
HDI measurement period adjustments	(144)
Balance at June 30, 2012	$361,642

For the three and six months ended June 30, 2012, amortization expense related to intangible assets was $6.1 million and $12.2 million, respectively. For the three and six months ended June 30, 2011, amortization expense related to intangible assets was $1.5 million and $3.0 million, respectively.

4.            Income Taxes

Our effective tax rate increased to 40.4% for the six months ended June 30, 2012 from 40.1% for the six months ended June 30, 2011, primarily due to a change in state apportionments and permanent differences. The principal difference between the statutory rate and our effective rate is state taxes and permanent differences. The primary permanent difference affecting effective tax rate is the compensation cost for book purposes of the incentive stock awards where no deferred tax asset is recognized.

We file income tax returns with the U.S. federal government and various state jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2008. We operate in a number of state and local jurisdictions, most of which have never audited our records. Accordingly, we are subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction.  We are currently being examined by the States of New York and Idaho. HDI’s 2009 federal tax return is currently being examined by the Internal Revenue Service.

During the six months ended June 30, 2012 and 2011, we recorded a tax benefit of $6.8 million and $7.0 million, respectively, related to the utilization of the income tax benefit from stock transactions by reducing income tax payable and increasing capital.

At June 30, 2012 and 2011, we had approximately $1.5 million and $1.3 million, respectively, of net unrecognized tax benefits,  for which there is uncertainty about the allocation and apportionment impacting state taxable income. We do not expect any significant change in unrecognized tax benefits during the next twelve months. We have recognized interest accrued related to unrecognized tax benefits in interest expense and penalties in tax expense. The accrued liabilities related to uncertain tax positions were $0.6 million and $0.5 million for the six month periods ending June 30, 2012 and 2011, respectively.  We believe that it is reasonably possible that decreases in unrecognized tax benefits of up to $0.1 million may be recorded within the next year.

5.            Credit Agreement

In connection with our acquisition of HDI in December 2011, we entered into a five year, revolving and term secured credit agreement, which we refer to as the Credit Agreement, with certain financial institutions and Citibank, N.A. as Administrative Agent. The Credit Agreement is guaranteed by our material subsidiaries and is supported by a security interest in all or substantially all of our and our subsidiaries’ personal property assets. The Credit Agreement, which matures in December 2016, provides for a term loan of $350 million, or the Term Loan, which was used to finance a significant portion of our acquisition of HDI, and a revolving credit facility in an initial amount of $100 million. Through June 30, 2012, we had not borrowed under the revolving credit facility. Under specified circumstances, the revolving credit facility can be increased by up to $50 million in additional term or revolving loan commitments.

The interest rates applicable to both the Term Loan and the revolving credit facility are either (a) the LIBOR multiplied by a statutory reserve rate plus an interest margin ranging from 2.00% to 3.00% based on our consolidated leverage ratio or (b) a base rate plus an interest margin ranging from 1.00% to 2.00% based on our consolidated leverage ratio. The base rate is equal to the greatest of (a) Citibank’s prime rate, (b) the federal funds rate plus 0.50% or (c) the one-month LIBOR plus 1.00%. The interest rate at June 30, 2012 was 3.50%. Including debt issuance costs and original issue discounts, the Term Loan has an effective annualized interest rate of approximately 4.8%. In addition, we are required to pay an unused commitment fee on the revolving credit facility during the term of the Credit Agreement of 0.50% per annum.

The Credit Agreement contains certain customary affirmative and negative covenants. The Credit Agreement requires us to comply, on a quarterly basis, with certain principal financial covenants, including a maximum consolidated leverage ratio reducing from 4.00:1.00 to 3.50:1.00 over the next four years and a minimum interest coverage ratio of 3.00:1.00. We were in compliance with the required financial covenants at June 30, 2012.  In addition, the Credit Agreement restricts our ability to make certain payments or distributions with respect to our capital stock, including cash dividends to our shareholders, or any payments to purchase, redeem, retire, acquire, cancel or terminate any shares of our capital stock, which we collectively refer to as restricted payments. However, we may make restricted payments (which include cash dividends) in an aggregate annual amount that does not exceed (i) $30,000,000 plus, if our consolidated leverage ratio (as defined in the Credit Agreement and calculated on a pro forma basis) is no greater than 3.00 to 1.00, plus (ii) an additional amount calculated under the Credit Agreement by reference to our then-existing excess cash flow, so long as, in any circumstance, no event of default would occur under the Credit Agreement as a result of making any such restricted payment. In addition, we may pay dividends to our shareholders in shares of our capital stock without limitation.

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

The Term Loan requires scheduled quarterly principal payments of $4.4 million through December 31, 2012, $8.8 million through December 31, 2014, $21.8 million through December 31, 2015 and $43.8 million through December 16, 2016. As of June 30, 2012, we had made two quarterly principal payments totaling $8.8 million.

For the six months ended June 30, 2012, we incurred $6.2 million of interest on the outstanding Term Loan and incurred $0.3 million in commitment fees on the revolving credit facility. The loan origination fee and issuance costs of $12.7 million incurred upon consummation of the Credit Agreement have been recorded as deferred financing costs and are being amortized as interest expense over the five year life of the Credit Agreement using the effective interest method. For the six months ended June 30, 2012, $1.9 million of the financing cost has been amortized to interest expense.

Although we expect that operating cash flows will continue to be a primary source of liquidity for our operating needs, we have the revolving credit facility, which may be used for general corporate purposes, including acquisitions, available for future cash flow needs, if necessary.

In June 2011, we purchased a certificate of deposit in the amount of $4.8 million to collateralize an existing irrevocable standby letter of credit or Letter of Credit that we entered into as part of our contractual agreement with a client. The certificate of deposit is included within other current assets on our balance sheet. This Letter of Credit expired as of July 31, 2012. A new letter of credit was immediately reestablished against our existing revolving credit facility.

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

The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Weighted average shares outstanding — basic	86,196	83,925	86,030	84,186
Dilutive effect of stock options	1,907	2,671	2,131	2,781
Dilutive effect of restricted stock awards and units	248	124	268	145
Weighted average shares outstanding - diluted	88,351	86,720	88,429	87,112

For the three months ended June 30, 2012 and 2011, 897,368 and 231,225 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive. For the three months ended June 30, 2012 and 2011, restricted stock units representing 50,721 and 50,211 shares of common stock, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

For the six months ended June 30, 2012 and 2011, 485,837 and 554,526 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive. For the six months ended June 30, 2012 and 2011, restricted stock units representing 50,818 and 37,170 shares of common stock, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

7.            Stock-Based Compensation

Total stock-based compensation expense charged as a selling, general and administrative expense in our consolidated statements of comprehensive income related to our stock compensation plans was $3.4 million and $1.9 million for the three months ended June 30, 2012 and June 30, 2011, respectively, and $7.1 million and $4.0 million for the six months ended June 30, 2012 and June 30, 2011, respectively.

The total income tax benefit related to stock-based compensation expense recognized in our consolidated statements of comprehensive income was $1.3 million and $3.7 million, for the three months ended June 30, 2012 and 2011, respectively, and $6.8 million and $7.0 million, for the six months ended June 30, 2012 and 2011, respectively.

Presented below is a summary of our stock option activity for the six months ended June 30, 2012 (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at December 31, 2011	6,296	$11.07
Granted	8	$24.38
Exercised	(941)	$7.99
Forfeitures	(109)	$18.71
Expired	—	—
Outstanding at June 30, 2012	5,254	$11.49	4.59	$114,611
Expected to vest at June 30, 2012	2,376	$17.37	5.94	$37,884
Exercisable at June 30, 2012	2,810	$6.38	3.43	$75,667

The fair value of each option grant was estimated using the Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of our common stock. Management monitors stock option exercises and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The expected terms of options granted are based upon our historical experience for similar types of stock option awards. The risk-free interest rate is based on U.S. Treasury Notes.

We estimated the fair value of each stock option grant on the date of grant using a Black-Scholes option-pricing model and the weighted-average assumptions set forth in the following table:

	Six months ended June 30,
	2012	2011
Expected dividend yield	—	—
Risk-free interest rate	0.70%	3.04%
Expected volatility	41.35%	43.70%
Expected life	4.47 years	4.00 years

During the three months ended June 30, 2012 and 2011, we issued 0.2 million shares, and 0.3 million shares, respectively, of our common stock upon the exercise of outstanding stock options and received proceeds of $1.8 million, and $1.5 million, respectively.  For the three months ended June 30, 2012 and 2011, we realized a tax benefit of $1.3 million and $3.7 million, respectively from the exercise of stock options.

For the six months ended June 30, 2012 and 2011, we issued 0.9 million shares, and 1.3 million shares, respectively, of our common stock upon the exercise of outstanding stock options and received proceeds of $7.5 million, and $7.8 million, respectively. For the six months ended June 30, 2012 and 2011, we realized $6.8 million and $7.0 million, respectively in tax benefits from the exercise of stock options.

For the three months ended June 30, 2012, and 2011, approximately $2.4 million, and $1.2 million, respectively, of stock-based compensation cost relating to stock options has been charged against income. For the six months ended June 30, 2012, and 2011, approximately $5.2 million, and $2.7 million, respectively, of stock-based compensation cost relating to stock options has been charged against income.  As of June 30, 2012, there was approximately $17.4 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to stock options outstanding, which is expected to be recognized over a weighted-average period of 1.4 years.

The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between our closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2012. The intrinsic value of our stock options changes based on the closing price of our common stock. The total intrinsic value of options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) for the three months ended June 30, 2012 and 2011 was approximately $5.0 million and $5.2 million, respectively.  The total intrinsic value of options exercised during the six month periods ended June 30, 2012 and 2011 was $20.9 million and $23.2 million, respectively.

Restricted Stock Units

Certain employees have received restricted stock units under our 2006 Stock Plan, as amended. In October 2011 and 2010, our Board of Directors also received restricted stock units under the 2006 Stock Plan, as amended.  The fair value of restricted stock units is estimated based on the closing sale price of our common stock on the NASDAQ Global Select Market on the date of issuance. The total number of restricted stock units expected to vest is adjusted by estimated forfeiture rates.

For the three months ended June 30, 2012, we granted 3,581 restricted stock units, with an aggregate fair market value of $0.1 million. For the six months ended June 30, 2012, we granted 4,119 restricted stock units, with an aggregate fair market value of $0.1 million. At June 30, 2012, 457,857 restricted stock units remained unvested and there was $8.0 million of unamortized compensation cost related to restricted stock units, which is expected to be recognized over the remaining weighted-average vesting period of 1.8 years.  Stock-based compensation expense related to restricted stock units was $0.8 million and $0.5 million for the three months ended June 30, 2012 and 2011, respectively and $1.5 million and $0.9 million for the six months ended June 30, 2012 and 2011, respectively.

A summary of the status of our restricted stock units as of June 30, 2012 and of changes in restricted stock units outstanding under the 2006 Stock Plan, as amended,  for the six months ended June 30, 2012 is as follows (in thousands, except for weighted average grant date fair value per unit):

	Number of Units	Weighted Average Grant Date Fair Value per Unit	Aggregate Intrinsic Value
Outstanding balance at December 31, 2011	509	$23.32
Granted	4	$26.38
Vesting of Restricted Units	(5)	$22.34
Cancelled	(22)	$18.67
Outstanding balance at June 30, 2012	486	$23.57	$16,177

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

The stock-based compensation expense for restricted stock awards is determined based on the closing market price of our common stock on the grant date of the awards applied to the total number of awards that are anticipated to fully vest. Upon the vesting of the restricted stock awards, shares withheld to pay taxes are retired. We did not issue restricted stock awards during the six months ended June 30, 2012. At June 30, 2012 approximately 191,880 shares underlying restricted stock awards remained unvested and there was approximately $1.3 million of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over the weighted-average period of 1.1 years. Stock-based compensation expense related to restricted stock awards was $0.2 million for each of the three months ended June 30, 2012 and 2011, and $0.4 million for each of the six months ended June 30, 2012 and 2011.

A summary of the status of our restricted stock awards at June 30, 2012 and of changes in restricted stock awards outstanding under the 2006 Stock Plan for the six months ended June 30, 2012 is as follows (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding balance at December 31, 2011	288	$10.42
Granted	—	—
Vesting of Restricted Awards	(62)	$10.42
Shares withheld for payment of taxes upon vesting of restricted stock awards	(34)	$10.42
Outstanding balance at June 30, 2012	192	$10.42	$6,392

The total fair value of restricted stock awards vested during the six months ended June 30, 2012 was $1.0 million.

8.             Subsequent Events

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

The following discussions and analysis of financial condition and results of operations should be read in conjunction with the other sections of our Annual Report on Form 10-K for the year ended December 31, 2011, including the Consolidated Financial Statements and Supplemental Data thereto appearing in Part II, Item 8 of the Annual Report, the Risk Factors appearing in Part I, Item 1A of the Annual Report and Part II of this 10-Q, and the disclaimer regarding forward-looking statements appearing at the beginning of Part I, Item 1 of the Annual Report. Historical results set forth in Part II, Item 6, Item 7 and Item 8 of the Annual Report should not be taken as necessarily indicative of our future operations.

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

In connection with our acquisition of HDI, we entered into a five year, revolving and term secured credit agreement, which we refer to as the Credit Agreement, with certain financial institutions and Citibank, N.A. as Administrative Agent.  The Credit Agreement is guaranteed by our material subsidiaries and is supported by a security interest in all or substantially all of our, and our subsidiaries’, personal property assets. The Credit Agreement, which matures in December 2016, provides for a term loan of $350 million, or the Term Loan, which was used to finance our acquisition of HDI, and a revolving credit facility in an initial amount of $100 million.  As of June 30, 2012, we had not borrowed under the revolving credit facility.  Under specified circumstances, the revolving credit facility can be increased by up to $50 million in additional term or revolving loan commitments

At June 30, 2012, our cash and cash equivalents and net working capital were $105.4 million and $186.6 million, respectively. Our revenue, most of which is derived from contingency fees, has increased at an average compounded rate of approximately 32.9% per year for the last five years. Our growth has been attributable to our expansion of existing product offerings and acquisitions, as well as an overall increase in Medicaid costs, which has historically averaged approximately 8% annually.  In addition, state governments have increased their use of vendors for the coordination of benefits and other cost containment functions, and we have been able to increase our revenue through these initiatives.  Leveraging our work on behalf of state Medicaid fee-for-

service programs, we have penetrated the Medicaid managed care market, into which more Medicaid lives are being shifted.  In addition to acting as a subcontractor for certain business outsourcing and technology firms, as of June 30, 2012, we served the District of Columbia and 44 state Medicaid programs, and 148 Medicaid health plans under an aggregate of 70 contracts.

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

In March 2010, the Patient Protection and Affordable Care Act, or the ACA, was signed into law. Since that time, numerous lawsuits were filed against the ACA, ultimately leading to a review of its constitutionality by the US Supreme Court.  In June 2012, the Court addressed two overarching elements of the ACA, including the requirement that States add new categories of beneficiaries to their Medicaid programs or risk losing all their federal Medicaid funding (the Medicaid expansion).  While upholding the constitutionality of the ACA, the Supreme Court ruled that the federal government could not condition continued receipt of a State’s existing Medicaid funding on its agreement to implement the Medicaid expansion.

The ACA includes a number of provisions for combating fraud and abuse throughout the healthcare system. Although healthcare reform remains an area of heightened political debate, we believe that there is strong bipartisan support for containing healthcare costs through the identification, prevention, and recovery of fraud, waste, and abuse throughout the healthcare system, our core capability.  We plan to develop and build on existing partnerships with states, the federal government, health plans, and partners to provide services that address these provisions and assist clients with their cost containment objectives.

In addition to the information provided below, you should refer to the items disclosed as our Critical Accounting Policies in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report.

SUMMARY OF OPERATING RESULTS

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table sets forth, for the periods indicated, certain items in our consolidated statements of comprehensive income expressed as a percentage of revenue:

	Three months ended June 30,
	2012	2011
Revenue	100.0%	100.0%
Cost of service
Compensation	33.3%	35.3%
Data processing	6.7%	6.3%
Occupancy	3.5%	4.2%
Direct project costs	11.0%	12.4%
Other operating costs	5.0%	5.2%
Amortization of intangibles	6.8%	1.8%
Total cost of services	66.3%	65.2%
Selling, general, and administrative expenses	12.4%	11.9%
Total operating expenses	78.7%	77.1%
Operating income	21.3%	22.9%
Interest expense	(3.5)%	0.0%
Other income, net	0.2%	0.3%
Interest income	0.0%	0.0%
Income before income taxes	18.0%	23.2%
Income taxes	7.2%	(9.3)%
Net income	10.8%	13.9%

Revenue for the three months ended June 30, 2012 was $120.1 million, an increase of $30.8 million, or 34.4%, compared to revenue of $89.3 million in the same quarter for the prior year. Organic growth in existing client accounts, together with changes in the yield and scope of those projects, and differences in the timing of when client projects were completed in the current year compared to the prior year, provided $6.9 million of the increase in revenue. Revenue generated by HDI, which we acquired in 2011, provided $23.8 million of the increase in revenue and revenue generated by eighteen new clients for whom there was no revenue in the prior year provided $2.1 million of the increase.  Contract expirations resulted in a revenue decrease of $2.0 million.

Compensation expense as a percentage of revenue was 33.3% for the three months ended June 30, 2012, compared to 35.3% for the three months ended June 30, 2011. Compensation expense for the current quarter was $40.0 million, an $8.5 million, or 27.0%, increase over compensation expense of $31.5 million for the same quarter in the prior year.  During the quarter ended June 30, 2012, we averaged 2,171 employees, a 33.3% increase over our average of 1,629 employees during the quarter ended June 30, 2011.  This increase reflects the addition of HDI staff in connection with our 2011 acquisition, and the addition of staff in the areas of client support, technical support and operations.

Data processing expense as a percentage of revenue was 6.7% for the three months ended June 30, 2012, compared to 6.3% for the three months ended June 30, 2011. Data processing expense was $8.0 million for the current quarter, an increase of $2.3 million, or 42.0%, over data processing expense of $5.7 million for the same quarter in the prior year. Revenue growth as well as acquisitions drove the need for increased capacity in our data processing environment. This increase reflects $1.2 million in additional software related costs, $0.6 million in additional hardware and hosting costs, and $0.5 million in additional data communications and data costs due to the growth of our business, including increases in transaction volume and the number of employees.

Occupancy expense as a percentage of revenue was 3.5% for the three months ended June 30, 2012, compared to 4.2% for the three months ended June 30, 2011. Occupancy expense for the current quarter was $4.2 million, a $0.5 million, or 12.6%, increase compared to occupancy expense of $3.7 million for the same quarter in the prior year. This increase primarily reflects $0.4 million in additional rent and related expense resulting from our acquisition of HDI in December 2011.

Direct project expense as a percentage of revenue was 11.0% for the three months ended June 30, 2012, compared to 12.4% for the three months ended June 30, 2011.  Direct project expense for the current quarter was $13.2 million, a $2.1 million, or 19.3%, increase compared to direct project expense of $11.1 million for the same quarter in the prior year. This increase resulted from a $3.0 million increase related to HDI direct project expenses, and a $0.4 million increase for data conversion fees, partially offset by a $1.2 million decrease for subcontractor expenses and a $0.1 million decrease for postage and delivery fees.

Other operating costs as a percentage of revenue were 5.0% for the three months ended June 30, 2012 compared to 5.2% for the three months ended June 30, 2011. Other operating costs for the current quarter were $6.0 million, an increase of $1.4 million, or 30.2%, compared to operating costs of $4.6 million for the same quarter in the prior year.  This increase primarily resulted from a $1.2 million increase in professional fees, and a $0.2 million increase in travel expense.

Amortization of acquisition-related software and intangibles as a percentage of revenue was 6.8% for the three months ended June 30, 2012, compared to 1.8% for the three months ended June 30, 2011. Amortization of acquisition-related software and intangibles for the current quarter was $8.1 million, compared to amortization expense of $1.6 million for the same quarter in the prior year.  The increase in amortization expense of $6.5 million is primarily related to our acquisition of HDI.

Selling, general, and administrative expense as a percentage of revenue was 12.4% for the three months ended June 30, 2012 compared to 11.9% for the three months ended June 30, 2011.  Selling, general, and administrative expense for the current quarter was $14.9 million, a $4.2 million, or 39.4%, increase compared to $10.7 million for the same quarter in the prior year.  During the quarter ended June 30, 2012, we averaged 209 corporate employees, an 80.2% increase over our average of 116 corporate employees during the quarter ended June 30, 2011.  Compensation expense increased by $3.7 million due to the increase in headcount and stock compensation expense.  Data processing expense increased by $0.4 million relating to expenses for hosting services and disaster recovery preparedness.  Occupancy expenses increased by $0.1 million due to additional space requirements.

Operating income for the three months ended June 30, 2012 was $25.6 million, an increase of $5.1 million, or 25.1%, compared to $20.5 million for the three months ended June 30, 2011.

Interest expense was $4.2 million for the three months ended June 30, 2012 and $23,000 for the three months ended June 30, 2011.  Interest expense represents borrowings under our Term Loan, amortization of deferred financing costs, commitment fees for our Credit Agreement and issuance fees for our irrevocable standby letter of credit or Letter of Credit. The increase of $4.2 million compared to the prior year period primarily represents $3.1 million in interest expense on our Term Loan and $1.0 million in related amortization of deferred financing costs.  Interest income was $2,000 for the three months ended June 30, 2012, compared to interest income of $16,000 for the three months ended June 30, 2011.  Net other income primarily relating to rental income from our office space in Irving, Texas was $209,000 for the quarter ended June 30, 2012 compared to income of $277,000 in the prior year period.

We recorded income tax expense of $8.7 million for the quarter ended June 30, 2012, compared to income tax expense of $8.3 million for the three months ended June 30, 2011, an increase of $0.4 million.  Our effective tax rate decreased to 40.0% for the quarter ended June 30, 2012 from 40.1% for the quarter ended June 30, 2011, primarily due to a change in state apportionments and permanent differences. The principal difference between the statutory rate and our effective rate are state taxes and permanent differences. The primary permanent difference affecting effective tax rate is the compensation cost for book purposes of the incentive stock awards where no deferred tax asset is recognized.

Net income of $13.0 million in the current quarter represents an increase of $0.6 million, or 4.5%, compared to net income of $12.4 million in the same quarter for the prior year.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table sets forth, for the periods indicated, certain items in our consolidated statements of comprehensive income expressed as a percentage of revenue:

	Six months ended June 30,
	2012	2011
Revenue	100.0%	100.0%
Cost of service
Compensation	34.9%	36.6%
Data processing	6.6%	6.2%
Occupancy	3.7%	4.4%
Direct project costs	11.4%	12.0%
Other operating costs	4.9%	5.1%
Amortization of intangibles	7.2%	2.0%
Total cost of services	68.7%	66.3%
Selling, general, and administrative expenses	13.0%	12.4%
Total operating expenses	81.7%	78.7%
Operating income	18.3%	21.3%
Interest expense	(3.6)%	0.0%
Other income, net	0.1%	0.3%
Interest income	0.0%	0.0%
Income before income taxes	14.8%	21.6%
Income taxes	6.0%	(8.7)%
Net income	8.8%	12.9%

Revenue for the six months ended June 30, 2012 was $227.4 million, an increase of $55.6 million, or 32.4%, compared to revenue of $171.8 million in the same period for the prior year. Organic growth in existing client accounts, together with changes in the yield and scope of those projects, and differences in the timing of when client projects were completed in the current year compared to the prior year, provided $8.9 million of the increase in revenue. Revenue generated by HDI, which we acquired in 2011, provided $47.3 million of the increase in revenue and revenue generated by eighteen new clients for whom there was no revenue in the prior year provided $2.7 million of the increase.  Contract expirations resulted in a revenue decrease of $3.3 million.

Compensation expense as a percentage of revenue was 34.9% for the six months ended June 30, 2012, compared to 36.6% for the six months ended June 30, 2011. Compensation expense for the current quarter was $79.3 million, a $16.5 million, or 26.2%, increase over compensation expense of $62.8 million for the same quarter in the prior year.  During the six months ended June 30, 2012, we averaged 2,136 employees, a 31.6% increase over our average of 1,623 employees during the six months ended June 30, 2011.  This increase reflects the addition of HDI staff in connection with our 2011  acquisition, and the addition of staff in the areas of client support, technical support and operations.

Data processing expense as a percentage of revenue was 6.6% for the six months ended June 30, 2012, compared to 6.2% for the six months ended June 30, 2011. Data processing expense was $14.9 million for the six months ended June 30, 2012, an increase of $4.3 million, or 40.3%, over data processing expense of $10.6 million for the same period in the prior year. Revenue growth as well as acquisitions drove the need for increased capacity in our data processing environment. This increase reflects $2.2 million in additional software related costs, $1.2 million in additional hardware and hosting costs, and $0.9 million in additional data communications and data costs due to the growth of our business, including increases in transaction volume and the number of employees.

Occupancy expense as a percentage of revenue was 3.7% for the six months ended June 30, 2012, compared to 4.4% for the six months ended June 30, 2011. Occupancy expense for the current period was $8.3 million, a $0.8 million, or 10.4%, increase compared to occupancy expense of $7.5 million for the same period in the prior year. This increase primarily reflects $0.7 million in additional rent and related expense resulting from our acquisition of HDI in December 2011.

Direct project expense as a percentage of revenue was 11.4% for the six months ended June 30, 2012, compared to 12.0% for the six months ended June 30, 2011.  Direct project expense for the current period was $26.0 million, a $5.3 million, or 26.1%, increase compared to direct project expense of $20.7 million for the same period in the prior year. This increase resulted from a $5.3 million increase related to HDI direct project expenses.

Other operating costs as a percentage of revenue were 4.9% for the six months ended June 30, 2012 compared to 5.1% for the six months ended June 30, 2011. Other operating costs for the current period were $11.1 million, an increase of $2.3 million, or 26.1%, compared to operating costs of $8.8 million for the same period in the prior year.  This increase primarily resulted from a $2.1 million increase in professional fees and a $0.2 million increase in employee training and recruitment.

Amortization of acquisition-related software and intangibles as a percentage of revenue was 7.2% for the six months ended June 30, 2012, compared to 2.0% for the six months ended June 30, 2011. Amortization of acquisition-related software and intangibles for the current period was $16.3 million, compared to amortization expense of $3.4 million for the same period in the prior year.  The increase in amortization expense of $12.9 million is primarily related to our acquisition of HDI.

Selling, general, and administrative expense as a percentage of revenue was 13.0% for the six months ended June 30, 2012 compared to 12.4% for the six months ended June 30, 2011.  Selling, general, and administrative expense for the current period was $29.7 million, a $8.3 million, or 39.1%, increase compared to $21.4 million for the same period in the prior year.  During the period ended June 30, 2012, we averaged 201 corporate employees, a 73.3% increase over our average of 116 corporate employees during the period ended June 30, 2011.  Compensation expense increased by $6.9 million due to the increase in headcount and stock compensation.  Data processing expense increased by $0.8 million relating to software and equipment expense.  Occupancy expenses increased by $0.4 million due to telecommunications expenses and additional space requirements.  Other expenses increased by $0.3 million primarily due to an increase in consulting expenses.

Operating income for the six months ended June 30, 2012 was $41.6 million, an increase of $5.0 million, or 13.9%, compared to $36.6 million for the six months ended June 30, 2011.

Interest expense was $8.4 million for the six months ended June 30, 2012 and $46,000 for the six months ended June 30, 2011.  Interest expense represents borrowings under our Term Loan, amortization of deferred financing costs, commitment fees for our Credit Agreement and issuance fees for our Letter of Credit. The increase of $8.3 million compared to the prior year period primarily represents $6.2 million in interest expense on our Term Loan and $1.9 million in related amortization of deferred financing costs.  Interest income was $4,000 for the six months ended June 30, 2012, compared to interest income of $36,000 for the six months ended June 30, 2011.  Net other income primarily relating to rental income from our office building in Irving, Texas was $319,000 for the period ended June 30, 2012 compared to income of $549,000 in the prior year period.

We recorded income tax expense of $13.6 million for the six months ended June 30, 2012, compared to income tax expense of $14.9 million for the six months ended June 30, 2011, a decrease of $1.3 million.  Our effective tax rate increased to 40.4% for the six months ended June 30, 2012 from 40.1% for the six months ended June 30, 2011, primarily due to a change in state apportionments and permanent differences. The principal difference between the statutory rate and our effective rate are state taxes and permanent differences. The primary permanent difference affecting effective tax rate is the compensation cost for book purposes of the incentive stock awards where no deferred tax asset is recognized.

Net income of $20.0 million in the current period represents a decrease of $2.2 million, or 10.0%, compared to net income of $22.2 million in the same period for the prior year.

Contractual Obligations

There have been no material changes in our contractual obligations as presented in our Annual report on Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

Other than our Letter of Credit, we do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

This data should be read in conjunction with our Consolidated Statements of Cash Flows.

(in thousands)	June 30, 2012	December 31, 2011

Cash and cash equivalents	$105,364	$97,003
Working capital	$186,575	$169,862

A summary of our cash flows is as follows:

	Six months ended
(in thousands)	June 30, 2012	June 30, 2011

Net cash provided by operating activities	$37,952	$24,194
Net cash used in investing activities	$(23,142)	$(15,194)
Net cash (used in)/provided by financing activities	$(6,449)	$13,820
Net increase in cash and cash equivalents	$8,361	$22,820

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

•                  investments in our business;

•                  business-development activities; and

•                  repayment of our Term Loan.

Cash Flows from Operating Activities

Net cash provided by operating activities for the six-month period ended June 30, 2012 was $38.0 million, a $13.8 million increase over net cash provided by operating activities of $24.2 million for the six-month period ended June 30, 2011. This increase was primarily attributed to amortization of intangibles and capitalized software related to the acquisition of HDI.

Cash Flows from Investing Activities

Net cash used in investing activities for the six-month period ended June 30, 2012 was $23.1 million, a $7.9 million increase over net cash used in investing activities of $15.2 million for the six-month period ended June 30, 2011.  This increase was primarily attributed to an increase in purchases of property and equipment, a cost method investment, and acquisition payment adjustments taken during the period.

Cash Flows from Financing Activities

Net cash used by financing activities for the six-month period ended June 30, 2012 was $6.4 million, a $20.2 million decrease from net cash provided by financing activities of $13.8 million for the six-month period ended June 30, 2011. This decrease was primarily attributed to purchases of treasury stock and payments toward the outstanding balance of our term loan.

The number of days sales outstanding as of June 30, 2012 decreased by eight days to 84 days from 92 days at December 31, 2011.

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

Recently Issued Accounting Pronouncements

See “Recently Issued Accounting Pronouncements” in Note 1 of the Notes to Consolidated Financial Statements.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2012, we were not a party to any derivative financial instruments. We conduct all of our business in U.S. currency and hence do not have direct foreign currency risk. We are exposed to changes in interest rates, primarily with respect to the Term Loan under the Credit Agreement.  If the effective interest rate for all of our variable rate debt were to increase by 100 basis points (1%), our annual interest expense would increase by a maximum of $3.4 million based on our debt balances at June 30, 2012.  Further, we currently invest substantially all of our excess cash in short-term investments, primarily money market accounts, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact our interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of borrowings or excess cash balances. We do not consider this risk to be material. We manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

Item 4.           Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 or the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms, and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) under the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2012.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

We acquired HDI on December 16, 2011 and are in the process of integrating HDI into our internal controls over financial reporting structure. As a result, there have been changes to our internal controls over financial reporting during the six months ended June 30, 2012 that are associated with our establishment and implementation of internal control over financial reporting with respect to HDI.

With the exception of the above changes related to our integration of HDI, there were no changes in our internal control over financial reporting during the six months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II — OTHER INFORMATION

Item 1A.   Risk Factors

Risks that could have a negative impact on our business, results of operations and financial condition include without limitation: (i) regulatory actions, budgetary pressures and political influences that could affect the procurement practices and operations of healthcare organizations and agencies, reducing demand for our services; (ii) our ability to retain clients or the loss of one or more major clients; (iii) client dissatisfaction or early termination of contracts triggering significant costs or liabilities; (iv) the development by competitors of new or superior products or services; (v) the emergence of new competitors, or the development by our clients of in-house capacity to perform the services we offer; (vi) all the risks inherent in the development, introduction, and implementation of new products and services; (vii) our ability to manage our growth and its demands on our resources and infrastructure; (viii) our ability to successfully integrate our acquisitions; (ix) our compliance with the covenants and obligations under the terms of our credit facility and our ability to generate sufficient cash to cover our interest and principal payments thereunder; (x) variations in our results of operations; (xi) negative results of government reviews, audits or investigations to verify our compliance with contracts and applicable laws and regulations; (xii)  changing conditions in the healthcare industry which could simplify the payment process and reduce the need for and price of our services; (xiii) our ability to continue to secure contracts through the competitive bidding process and to accurately predict the cost and time to complete such contracts; (xiv) our failure to comply with laws and regulations governing health data or to protect such data from theft and misuse; and, (xv) our ability to maintain effective information systems and protect them from damage or interruption. A more detailed description of each of these and other risk factors can be found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed with the SEC on February 29,  2012.

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

Date: August 9, 2012	HMS HOLDINGS CORP.

	By:	/s/ William C. Lucia
William C. Lucia
President and Chief Executive Officer and Duly Authorized Officer
(Principal Executive Officer)

	By:	/s/ Walter D. Hosp
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