Form 10-Q
period 2012-09-30
HMS HOLDINGS CORP
filed 2012-11-09
CIK 1196501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 6, 2012, there were approximately 86,917,904 shares of the registrant’s common stock (par value $0.01 per share) outstanding.

HMS HOLDINGS CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$127,952	$97,003
Accounts receivable, net of allowance of $811 at September 30, 2012 and $1,158 at December 31, 2011	115,854	112,505
Prepaid expenses	11,528	6,602
Prepaid income taxes	9,467	2,418
Current portion of deferred financing costs	3,431	3,689
Other current assets	434	5,793
Net deferred tax asset	2,029	2,198
Total current assets	270,695	230,208
Property and equipment, net	124,435	127,177
Goodwill, net	361,642	361,786
Intangible assets, net	116,006	132,740
Deferred financing costs	6,668	9,203
Other assets	3,949	837
Total assets	$883,395	$861,951

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$31,711	$40,546
Acquisition related contingent consideration	—	2,300
Current portion of term loan	30,625	17,500
Total current liabilities	62,336	60,346
Long-term liabilities:
Deferred rent	545	1,085
Term loan	306,250	332,500
Other liabilities	2,778	2,423
Deferred tax liabilities	68,419	74,360
Total long-term liabilities	377,992	410,368
Total liabilities	440,328	470,714
Shareholders’ equity:
Preferred stock - $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 125,000,000 shares authorized; 92,096,518 shares issued and 86,671,671 shares outstanding at September 30, 2012; 90,575,837 shares issued and 85,587,299 shares outstanding at December 31, 2011	921	906
Capital in excess of par value	272,143	240,241
Retained earnings	190,017	159,487
Treasury stock, at cost: 5,424,847 shares at September 30, 2012 and 4,988,538 shares at December 31, 2011	(20,014)	(9,397)
Total shareholders’ equity	443,067	391,237
Total liabilities and shareholders’ equity	$883,395	$861,951

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue	$113,217	$92,356	$340,600	$264,159

Cost of services:
Compensation	40,170	31,762	119,489	94,604
Data processing	7,871	5,973	22,791	16,607
Occupancy	4,428	3,794	12,742	11,328
Direct project costs	14,530	9,893	40,573	30,546
Other operating costs	3,198	4,637	14,311	13,448
Amortization of acquisition related software and intangibles	8,149	1,660	24,447	5,048
Total cost of services	78,346	57,719	234,353	171,581

Selling, general and administrative expenses	14,158	10,560	43,897	31,932
Total operating expenses	92,504	68,279	278,250	203,513

Operating income	20,713	24,077	62,350	60,646

Interest expense	(4,125)	(19)	(12,488)	(65)
Other income, net	27	165	346	714
Interest income	13	14	17	50
Income before income taxes	16,628	24,237	50,225	61,345
Income taxes	6,121	9,822	19,695	24,691

Net income and comprehensive income	$10,507	$14,415	$30,530	$36,654

Basic income per common share
Net income per share — basic	$0.12	$0.17	$0.35	$0.43

Diluted income per share
Net income per share — diluted	$0.12	$0.17	$0.35	$0.42

Weighted average shares:
Basic	86,405	84,159	86,010	84,372
Diluted	88,744	86,869	88,399	87,233

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2012

(in thousands, except share amounts)

(unaudited)

	Common Stock		Capital in		Treasury Stock		Total
	# of Shares Issued	Par Value	Excess of Par Value	Retained Earnings	# of Shares	Amount	Shareholders’ Equity
Balance at December 31, 2011	90,575,837	$906	$240,241	$159,487	4,988,538	$(9,397)	$391,237

Net income and comprehensive income	—	—	—	30,530	—	—	30,530

Stock-based compensation cost	—	—	10,194	—	—	—	10,194
Purchase of Treasury Stock	—	—	—	—	436,309	(10,617)	(10,617)
Exercise of stock options	1,451,701	14	10,977	—	—	—	10,991
Vesting of restricted stock awards and units, net of shares withheld for employee tax	68,980	1	(1,128)	—	—	—	(1,127)
Excess tax benefit from exercise of stock options	—	—	11,859	—	—	—	11,859
Balance at September 30, 2012	92,096,518	$921	$272,143	$190,017	5,424,847	$(20,014)	$443,067

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2012	2011
Operating activities:
Net income	$30,530	$36,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,929	14,930
Stock-based compensation expense	10,194	5,884
Excess tax benefit from exercised stock options	(11,859)	(8,157)
Deferred income taxes	(5,772)	1,508
Decrease in allowance for doubtful debts	(347)	(149)
Change in fair value of contingent consideration	(2,300)	391
Loss on disposal of fixed assets	62	5
Changes in operating assets and liabilities:
Accounts receivable	(3,002)	(10,371)
Prepaid expenses	(4,926)	(839)
Prepaid income taxes	4,810	11,690
Other current assets	550	(388)
Other assets	(88)	57
Accounts payable, accrued expenses and other liabilities	(3,861)	(2,125)
Net cash provided by operating activities	54,920	49,090
Investing activities:
Investment in certificate of deposit	—	(4,809)
Proceeds from redemption of certificate of deposit	4,809	—
Purchases of property and equipment	(20,323)	(13,092)
Investment in common stock	(3,024)	—
Acquisitions, net	(1,605)	(339)
Investment in capitalized software	(1,559)	(1,502)
Net cash used in investing activities	(21,702)	(19,742)
Financing activities:
Repayment of term loan	(13,125)	—
Purchases of treasury stock	(10,617)	—
Payments on contingent consideration	(250)	—
Proceeds from exercise of stock options	10,991	9,013
Payments of tax withholdings on behalf of employees for net-share settlement for stock-based compensation	(1,127)	(903)
Excess tax benefit from exercised stock options	11,859	8,157
Net cash (used in)/provided by financing activities	(2,269)	16,267
Net increase in cash and cash equivalents	30,949	45,615
Cash and cash equivalents at beginning of period	97,003	94,836
Cash and cash equivalents at end of period	$127,952	$140,451
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$20,762	$11,547
Cash paid for interest	$10,093	$89
Supplemental disclosure of noncash investing activities:
Accrued property and equipment purchases	$267	$438
Accrued acquisition related contingent consideration	$—	$351

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2012 and 2011

(unaudited)

1.            Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our and our subsidiaries’ financial position at September 30, 2012, the results of our operations for the three and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011. Interim financial statements are prepared on a basis consistent with our annual financial statements. The financial statements included herein should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011, which we refer to as our Annual Report.

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

For long-lived assets, we measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. If the sum of the expected future net cash flows is less than the carrying value of the asset being evaluated, an impairment charge would be recognized. The impairment charge would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The determination of fair value is based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. We did not recognize any impairment charges related to our long-lived assets, property and equipment, goodwill or intangible assets, during the nine months ended September 30, 2012 and 2011, as management believes that carrying amounts were not impaired.

The carrying amounts for our cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term nature.

In May 2012, our Board of Directors authorized management to repurchase shares of our common stock pursuant to a previously approved Share Repurchase Plan. Under the Plan, we repurchased 4,988,538 shares in 1997, at an average price of $1.88 per share.  In May 2012, we repurchased an additional 436,309 shares at an average price of $24.29 per share and completed the Share Repurchase Plan.  Repurchased shares will be available for use in connection with our stock plans and for other corporate purposes.

On October 29, 2012, our Board of Directors authorized management to repurchase up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions, for a period of up to two years.  Repurchased shares will be available for use in connection with our stock plans and for other corporate purposes.

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

HDI Holdings, Inc.

In December 2011, we purchased all of the issued and outstanding common stock of privately-held HDI for an aggregate consideration of $370.4 million, of which $366.6 million was cash. $40.0 million of the purchase price was placed in an indemnity escrow account through November 7, 2012, at which time, $36.6 million was released.  The remainder is being held in escrow pending the disposition of a potential covered loss. In connection with acquisition, we issued replacement option awards with an aggregate fair value of $14.3 million, of which $3.8 million is attributable to the purchase price. The fair value of the replacement option awards and the amount included in the purchase price was calculated using a Black-Scholes model as of the acquisition date. These awards have vesting schedules of 1-48 months and the portion of the fair value of these awards that is not attributable to the purchase price is being expensed over the applicable vesting period.

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

The above estimated fair values of assets acquired and liabilities assumed are provisional. They are based on the information that was available as of the acquisition date and as of September 30, 2012. We believe that this information provides a reasonable basis for estimating the fair values but we are still waiting for additional information necessary to finalize these amounts; as a result, the provisional measurements of fair value reflected above are subject to change. Such changes could be significant. We expect to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the date of acquisition. The measurement period adjustments reflected above would have had a de minimis effect on the financial statements for the year ended December 31, 2011.

The following table summarizes the preliminary fair values of the intangible assets acquired from HDI as of September 30, 2012 (in thousands):

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

The following represents our pro forma Consolidated Statements of Comprehensive Income as if HDI had been included in our consolidated results for the three and nine months ending September 30, 2011 (in thousands, except per share data):

	For the three months ending September 30,	For the nine months ending September 30,
(unaudited)	2011	2011
Total revenue	$108,962	$306,348
Net income	$13,110	$28,549
Earnings per share:
Basic	$0.16	$0.34
Diluted	$0.15	$0.32

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

Allied Management Group - Special Investigation Unit, Inc.

In June 2010, we purchased all of the common stock of AMG-SIU for an aggregate purchase price of $15.1 million, consisting of a $13.0 million initial cash payment (subsequently reduced by a working capital reduction of $0.2 million) and future contingent payments estimated at $2.3 million and recognized as a contingent payment liability on our balance sheet as of the acquisition date. At closing, $3.5 million of the purchase price was held in escrow to be released in three annual payments: $1.8 million in July 2011 and $875,000 in July 2012 and 2013, of which the $1.8 million for 2011 has been released and the remainder is being held in escrow pending the resolution of certain potential covered losses. The future contingent payments were based on AMG-SIU’s financial performance for each of the twelve month periods ending June 30, 2012 and June 30, 2011 and were not subject to a cap. AMG-SIU has not achieved the required financial milestones.  We have reversed the $2.3 million contingent payment liability in the quarter ending September 30, 2012 after completing our assessment of certain claims made by the former owners.  This amount is included in other operating costs for three and nine months ending September 30, 2012.

3.            Intangible Assets

Intangible assets consisted of the following at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011	Useful Life
Client relationships	$121,486	$120,986	5-10 years
Trade name	19,732	18,933	3-7 years
Restrictive covenants	19,426	19,126	3-5 years
	160,644	159,045

Less accumulated amortization	(44,638)	(26,305)
Intangible assets, net	$116,006	$132,740

Estimated amortization expense for intangible assets is expected to approximate the following (in thousands):

Year Ending December 31,
Remainder of 2012	$6,088
2013	22,267
2014	19,325
2015	18,998
2016	18,662
Thereafter	30,666

The changes in the carrying amount of goodwill for the nine months ended September 30, 2012 are as follows (in thousands):

Balance at December 31, 2011	$361,786
HDI measurement period adjustments	(144)
Balance at September 30, 2012	$361,642

For the three months ended September 30, 2012 and 2011, amortization expense related to intangible assets was $6.1 million and $1.5 million, respectively. For the nine months ended September 30, 2012 and 2011, amortization expense related to intangible assets was $18.3 million and $4.4 million, respectively.

4.            Income Taxes

Our effective tax rate decreased to 39.3% for the nine months ended September 30, 2012 from 40.3% for the nine months ended September 30, 2011, primarily due to a change in state apportionments and permanent differences. The principal difference between the statutory rate and our effective rate is state taxes and permanent differences.

We file income tax returns with the U.S. federal government and various state jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2009. We operate in a number of state and local jurisdictions, most of which have never audited our records. Accordingly, we are subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction.  We are currently being examined by the States of New York and Idaho. HDI’s 2009 federal tax return was examined by the Internal Revenue Service and a closing letter was issued in August 2012 for no change to taxable income.

During the nine months ended September 30, 2012 and 2011, we recorded a tax benefit of $11.8 million and $8.2 million, respectively, related to the utilization of the income tax benefit from stock transactions by reducing income tax payable and increasing capital.

At September 30, 2012 and 2011, we had approximately $1.7 million and $1.3 million, respectively, of net unrecognized tax benefits, for which there is uncertainty about the allocation and apportionment impacting state taxable income. We do not expect any significant change in unrecognized tax benefits during the next twelve months. We have recognized interest accrued related to unrecognized tax benefits in interest expense and penalties in tax expense. The accrued liabilities related to uncertain tax positions were $0.7 million and $0.5 million for the nine month periods ending September 30, 2012 and 2011, respectively.  We believe that it is reasonably possible that decreases in unrecognized tax benefits of up to $0.1 million may be recorded within the next year.

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

The interest rates applicable to both the Term Loan and the revolving credit facility are either (a) the LIBOR multiplied by a statutory reserve rate plus an interest margin ranging from 2.00% to 3.00% based on our consolidated leverage ratio or (b) a base rate plus an interest margin ranging from 1.00% to 2.00% based on our consolidated leverage ratio. The base rate is equal to the greatest of (a) Citibank’s prime rate, (b) the federal funds rate plus 0.50% or (c) the one-month LIBOR plus 1.00%. The interest rate at September 30, 2012 was 3.50%. Including debt issuance costs and original issue discounts, the Term Loan has an effective annualized interest rate of approximately 4.8%. In addition, we are required to pay an unused commitment fee on the revolving credit facility during the term of the Credit Agreement of 0.50% per annum.

The Credit Agreement contains certain customary affirmative and negative covenants. The Credit Agreement requires us to comply, on a quarterly basis, with certain principal financial covenants, including a maximum consolidated leverage ratio reducing from 4.00:1.00 to 3.50:1.00 over the next four years and a minimum interest coverage ratio of 3.00:1.00. We were in compliance with the required financial covenants at September 30, 2012.  In addition, the Credit Agreement restricts our ability to make certain payments or distributions with respect to our capital stock, including cash dividends to our shareholders, or any payments to purchase, redeem, retire, acquire, cancel or terminate any shares of our capital stock, which we collectively refer to as restricted payments. However, we may make restricted payments (which include cash dividends) in an aggregate annual amount that does not exceed (i) $30,000,000 plus, if our consolidated leverage ratio (as defined in the Credit Agreement and calculated on a pro forma basis) is no greater than 3.00 to 1.00, plus (ii) an additional amount calculated under the Credit Agreement by reference to our then-existing excess cash flow, so long as, in any circumstance, no event of default would occur under the Credit Agreement as a result of making any such restricted payment. In addition, we may pay dividends to our shareholders in shares of our capital stock without limitation.

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

The Term Loan requires scheduled quarterly principal payments of $4.4 million through December 31, 2012, $8.8 million through December 31, 2014, $21.8 million through December 31, 2015 and $43.8 million through December 16, 2016. As of September 30, 2012, we had made three quarterly principal payments totaling $13.1 million.

For the nine months ended September 30, 2012, we incurred $9.2 million of interest on the outstanding Term Loan and incurred $0.4 million in commitment fees on the revolving credit facility. The loan origination fee and issuance costs of $12.7 million incurred upon consummation of the Credit Agreement have been recorded as deferred financing costs and are being amortized as interest expense over the five year life of the Credit Agreement using the effective interest method. For the nine months ended September 30, 2012, $2.8 million of the financing cost has been amortized to interest expense.

Although we expect that operating cash flows will continue to be a primary source of liquidity for our operating needs, we have the revolving credit facility, which may be used for general corporate purposes, including acquisitions, available for future cash flow needs, if necessary.

As part of our contractual agreement with a client, we have an outstanding irrevocable letter of credit or Letter of Credit for $4.6 million, which we established against our existing revolving credit facility.

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

The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Weighted average shares outstanding — basic	86,405	84,159	86,010	84,372
Dilutive effect of stock options	2,036	2,579	2,107	2,721
Dilutive effect of restricted stock awards and units	303	131	282	140
Weighted average shares outstanding - diluted	88,744	86,869	88,399	87,233

For the three months ended September 30, 2012 and 2011, 145,510 and 210,776 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

For the nine months ended September 30, 2012 and 2011, 204,376 and 206,649 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive. For the nine months ended September 30, 2012 and 2011, restricted stock units representing 50,722 and 41,574 shares of common stock, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

7.            Stock-Based Compensation

Total stock-based compensation expense charged as a selling, general and administrative expense in our consolidated statements of comprehensive income related to our stock compensation plans was $3.1 million and $1.9 million for the three months ended September 30, 2012 and September 30, 2011, respectively, and $10.2 million and $5.9 million for the nine months ended September 30, 2012 and September 30, 2011, respectively.

The total income tax benefit related to stock-based compensation expense recognized in our consolidated statements of comprehensive income was $5.0 million and $1.2 million, for the three months ended September 30, 2012 and 2011, respectively, and $11.8 million and $8.2 million, for the nine months ended September 30, 2012 and 2011, respectively.

Presented below is a summary of our stock option activity for the nine months ended September 30, 2012 (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at December 31, 2011	6,296	$11.07
Granted	8	$24.38
Exercised	(1,453)	$7.61
Forfeitures	(136)	$17.21
Expired	—	—
Outstanding at September 30, 2012	4,715	$11.99	4.57	$100,891
Expected to vest at September 30, 2012	2,289	$17.62	5.62	$36,078
Exercisable at September 30, 2012	2,360	$6.37	3.53	$63,773

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

During the three months ended September 30, 2012 and 2011, we issued 0.5 million shares, and 0.3 million shares, respectively, of our common stock upon the exercise of outstanding stock options and received proceeds of $3.5 million, and $1.3 million, respectively.  For the three months ended September 30, 2012 and 2011, we realized a tax benefit of $5.0 million and $1.2 million, respectively from the exercise of stock options.

We issued 1.5 million shares of our common stock upon the exercise of outstanding stock options for each of the nine month periods ended September 30, 2012 and 2011, and received proceeds of $11.0 million, and $9.0 million, respectively. For the nine months ended September 30, 2012 and 2011, we realized $11.8 million and $8.2 million, respectively, in tax benefits from the exercise of stock options.

For the three months ended September 30, 2012, and 2011, approximately $2.1 million, and $1.2 million, respectively, of stock-based compensation cost relating to stock options has been charged against income. For the nine months ended September 30, 2012, and 2011, approximately $7.3 million, and $3.7 million, respectively, of stock-based compensation cost relating to stock options has been charged against income.  As of September 30, 2012, there was approximately $15.2 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to stock options outstanding, which is expected to be recognized over a weighted-average period of 1.1 years.

The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between our closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2012. The intrinsic value of our stock options changes based on the closing price of our common stock. The total intrinsic value of options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) for the three months ended September 30, 2012 and 2011 was approximately $14.1 million and $5.6 million, respectively.  The total intrinsic value of options exercised during the nine month periods ended September 30, 2012 and 2011 was $35.1 million and $28.8  million, respectively.

Restricted Stock Units

Our non-employee members of the Board and certain employees have received restricted stock units under our 2006 Stock Plan, as amended. The fair value of restricted stock units is estimated based on the closing sale price of our common stock on the NASDAQ Global Select Market on the date of issuance. The total number of restricted stock units expected to vest is adjusted by estimated forfeiture rates.

For the three months ended September 30, 2012, we granted 504 restricted stock units, with an aggregate fair market value of $17,000. For the nine months ended September 30, 2012, we granted 4,623 restricted stock units, with an aggregate fair market value of $0.1 million. At September 30, 2012, 448,166 restricted stock units remained unvested and there was $7.1 million of unamortized compensation cost related to restricted stock units, which is expected to be recognized over the remaining weighted-average vesting period of 1.6 years.  Stock-based compensation expense related to restricted stock units was $0.8 million and $0.6 million for the three months ended September 30, 2012 and 2011, respectively and $2.3 million and $1.5 million for the nine months ended September 30, 2012 and 2011, respectively.

A summary of the status of our restricted stock units as of September 30, 2012 and of changes in restricted stock units outstanding under the 2006 Stock Plan, as amended, for the nine months ended September 30, 2012 is as follows (in thousands, except for weighted average grant date fair value per unit):

	Number of Units	Weighted Average Grant Date Fair Value per Unit	Aggregate Intrinsic Value
Outstanding balance at December 31, 2011	509	$23.32
Granted	4	$26.38
Vesting of Restricted Units	(7)	$22.53
Cancelled	(26)	$19.64
Outstanding balance at September 30, 2012	480	$23.56	$16,013

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

The stock-based compensation expense for restricted stock awards is determined based on the closing market price of our common stock on the grant date of the awards applied to the total number of awards that are anticipated to fully vest. Upon the vesting of the restricted stock awards, shares withheld to pay taxes are retired. We did not issue restricted stock awards during the nine months ended September 30, 2012. At September 30, 2012 approximately 191,880 shares underlying restricted stock awards remained unvested and there was approximately $1.1 million of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over the weighted-average period of 0.9 years. Stock-based compensation expense related to restricted stock awards was $0.2 million for each of the three months ended September 30, 2012 and 2011, and $0.6 million for each of the nine months ended September 30, 2012 and 2011.

A summary of the status of our restricted stock awards at September 30, 2012 and of changes in restricted stock awards outstanding under the 2006 Stock Plan for the nine months ended September 30, 2012 is as follows (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding balance at December 31, 2011	288	$10.42
Granted	—	—
Vesting of Restricted Awards	(62)	$10.42
Shares withheld for payment of taxes upon vesting of restricted stock awards	(34)	$10.42
Outstanding balance at September 30, 2012	192	$10.42	$6,407

The total fair value of restricted stock awards vested during the nine months ended September 30, 2012 was $1.0 million.

8.             Subsequent Events

The Compensation Committee of the Board of Directors approved the October 5, 2012 grant of 929,842 stock option awards and 96,127 restricted stock units to employees and directors. The fair value calculated for stock options and restricted stock units which vest over a range of 1 to 3.25 years was $8.7 million and $2.7 million respectively.

On October 29, 2012, our Board of Directors authorized management to repurchase up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions, for a period of up to two years.  Repurchased shares will be available for use in connection with our stock plans and for other corporate purposes.

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

Our clients are state Medicaid agencies; the Centers for Medicare & Medicaid Services, or CMS; Medicaid and Medicare managed care plans; government and private employers; Pharmacy Benefit Managers, or PBMs; child support agencies; the Veterans Health Administration, or VHA; commercial health plans; and other healthcare payers.

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

In connection with our acquisition of HDI, we entered into a five year, revolving and term secured credit agreement, which we refer to as the Credit Agreement, with certain financial institutions and Citibank, N.A. as Administrative Agent.  The Credit Agreement is guaranteed by our material subsidiaries and is supported by a security interest in all or substantially all of our, and our subsidiaries’, personal property assets. The Credit Agreement, which matures in December 2016, provides for a term loan of $350.0 million, or the Term Loan, which was used to finance our acquisition of HDI, and a revolving credit facility in an initial amount of $100.0 million.  Under specified circumstances, the revolving credit facility can be increased by up to $50.0 million in additional term or revolving loan commitments.

At September 30, 2012, our cash and cash equivalents and net working capital were $128.0 million and $208.4 million, respectively. To date, we have grown our business through the internal development of new products and services, the extension of our products and services into new markets and through acquisitions of businesses whose core services strengthen our overall mission to help our clients control healthcare costs.  In addition, we leverage our expertise to acquire new clients at the state, federal and employer levels and to expand our current contracts to provide new services to current clients.  Our growth to date has also been driven by an overall increase in Medicaid expenditures and State governments’ increased use of vendors for the coordination of benefits and other cost containment functions. We are continuously evaluating opportunities that will enable us to expand the breadth of the services we provide and will consider acquisition opportunities that enable us to continue to grow our business to address the increasing needs of the healthcare industry.

As of September 30, 2012, we served the District of Columbia and 44 state Medicaid programs, and 148 Medicaid health plans under an aggregate of 70 contracts.  We also act as a subcontractor for certain business outsourcing and technology firms.

In September 2012, our wholly owned subsidiary, IntegriGuard, which is doing business as HMS Federal, entered into a contract with CMS to perform the Coordination of Benefits and Medicare Secondary Payer Business Program Operations.  The contract has an initial term of one year and may be renewed by CMS for four additional one year periods. We have received a stop work order from CMS that will remain in effect until the Government Accountability Office (GAO) has made a determination with respect to bid protests filed with respect to this award. We now expect a GAO determination by the end of the first quarter of 2013.

In March 2010, the Patient Protection and Affordable Care Act, or the ACA, was signed into law. In early 2012, the US Supreme Court reviewed the constitutionality of the ACA and in its June 2012 decision, the Court addressed two overarching elements of the ACA, including the requirement that States add new categories of beneficiaries to their Medicaid programs or risk losing all their federal Medicaid funding (the Medicaid expansion).  While upholding the constitutionality of the ACA, the Supreme Court ruled that the federal government could not condition continued receipt of a State’s existing Medicaid funding on its agreement to implement the Medicaid expansion.

The ACA also includes a number of provisions for combating fraud, waste and abuse, and we believe that President Obama’s re-election and the strong bipartisan support for containing healthcare costs through the measures identified in the ACA, provides us with platform for continued growth.  We plan to develop and build on existing partnerships with states, the federal government, health plans, and partners to provide services that address these provisions and assist clients with their cost containment objectives.

In addition to the information provided below, you should refer to the items disclosed as our Critical Accounting Policies in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report.

SUMMARY OF OPERATING RESULTS

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following table sets forth, for the periods indicated, certain items in our consolidated statements of comprehensive income expressed as a percentage of revenue:

	Three months ended September 30,
	2012	2011
Revenue	100.0%	100.0%
Cost of service
Compensation	35.5%	34.4%
Data processing	7.0%	6.5%
Occupancy	3.9%	4.1%
Direct project costs	12.8%	10.7%
Other operating costs	2.8%	5.0%
Amortization of intangibles	7.2%	1.8%
Total cost of services	69.2%	62.5%
Selling, general, and administrative expenses	12.5%	11.4%
Total operating expenses	81.7%	73.9%
Operating income	18.3%	26.1%
Interest expense	(3.6)%	0.0%
Other income, net	0%	0.1%
Interest income	0%	0.0%
Income before income taxes	14.7%	26.2%
Income taxes	(5.4)%	(10.6)%
Net income	9.3%	15.6%

Revenue for the three months ended September 30, 2012 was $113.2 million, an increase of $20.8 million, or 22.6%, compared to revenue of $92.4 million in the same quarter for the prior year.  Revenue generated by HDI, which we acquired in December 2011, provided $27.9 million of the increase in revenue.  Revenue generated by new clients for whom there was no revenue in the prior year period provided $4.2 million of the increase.   Fluctuations in existing client accounts, together with changes in the yield and scope of those projects, and differences in the timing of when client projects were completed in the current year compared to the prior year, provided a $9.4 million decrease in revenue. Contract expirations resulted in a revenue decrease of $1.9 million.

Compensation expense as a percentage of revenue was 35.5% for the three months ended September 30, 2012, compared to 34.4% for the three months ended September 30, 2011. Compensation expense for the current quarter was $40.2 million, an $8.4 million, or 26.5%, increase over compensation expense of $31.8 million for the same quarter in the prior year.  During the quarter ended September 30, 2012, we averaged 2,274 employees, a 41.4% increase over our average of 1,608 employees during the quarter ended September 30, 2011.  This increase reflects the addition of HDI staff in connection with our December 2011 acquisition, and the addition of staff in the areas of client support, technical support and operations.

Data processing expense as a percentage of revenue was 7.0% for the three months ended September 30, 2012, compared to 6.5% for the three months ended September 30, 2011. Data processing expense was $7.9 million for the current quarter, an increase of $1.9 million, or 31.8%, over data processing expense of $6.0 million for the same quarter in the prior year. This increase reflects $1.1 million in additional software related costs and $0.8 million in additional hardware and hosting costs due to the growth of our business, including increases in transaction volume and the number of employees.

Occupancy expense as a percentage of revenue was 3.9% for the three months ended September 30, 2012, compared to 4.1% for the three months ended September 30, 2011. Occupancy expense for the current quarter was $4.4 million, a $0.6 million, or 16.7%, increase compared to occupancy expense of $3.8 million for the same quarter in the prior year. This increase primarily reflects $0.4 million in additional rent and related expense resulting from our acquisition of HDI in December 2011.

Direct project expense as a percentage of revenue was 12.8% for the three months ended September 30, 2012, compared to 10.7% for the three months ended September 30, 2011.  Direct project expense for the current quarter was $14.5 million, a $4.6 million, or 46.9%, increase compared to direct project expense of $9.9 million for the same quarter in the prior year. This increase resulted from a $5.2 million increase primarily related to HDI subcontractor fees, partially offset by a $0.6 million decrease for subcontractor expenses and a $0.2 million decrease for temporary help.

Other operating costs as a percentage of revenue were 2.8% for the three months ended September 30, 2012 compared to 5.0% for the three months ended September 30, 2011. Other operating costs for the current quarter were $3.2 million, a decrease of $1.4 million, or 31.0%, compared to operating costs of $4.6 million for the same quarter in the prior year.  This decrease primarily resulted from a $2.3 million decrease due to the reversal of contingent consideration due to the sellers of AMG, partially offset by a $0.6 million increase in professional fees, and a $0.3 million increase primarily related to professional fees incurred by HDI.

Amortization of acquisition-related software and intangibles as a percentage of revenue was 7.2% for the three months ended September 30, 2012, compared to 1.8% for the three months ended September 30, 2011. Amortization of acquisition-related software and intangibles for the current quarter was $8.1 million, compared to amortization expense of $1.7 million for the same quarter in the prior year.  The increase in amortization expense of $6.5 million is primarily related to our acquisition of HDI.

Selling, general, and administrative expense as a percentage of revenue was 12.5% for the three months ended September 30, 2012 compared to 11.4% for the three months ended September 30, 2011.  Selling, general, and administrative expense for the current quarter was $14.2 million, a $3.6 million, or 34.1%, increase compared to $10.6 million for the same quarter in the prior year.  During the quarter ended September 30, 2012, we averaged 218 corporate employees, a 75.8% increase over our average of 124 corporate employees during the quarter ended September 30, 2011.  Compensation expense increased by $2.5 million due to the increase in headcount and stock compensation expense.  Data processing expense increased by $0.5 million due to higher software and equipment related expenses.  Occupancy expenses increased by $0.2 million due to increases in telecommunications and equipment expense.

Operating income for the three months ended September 30, 2012 was $20.7 million, a decrease of $3.4 million, or 14.0%, compared to $24.1 million for the three months ended September 30, 2011.

Interest expense was $4.1 million for the three months ended September 30, 2012 and $19,000 for the three months ended September 30, 2011.  Interest expense represents borrowings under our Term Loan, amortization of deferred financing costs, commitment fees for our Credit Agreement and issuance fees for our irrevocable standby letter of credit or Letter of Credit. The increase of $4.1 million compared to the prior year period primarily represents $3.0 million in interest expense on our Term Loan and $0.9 million in related amortization of deferred financing costs.  Interest income was $13,000 for the three months ended September 30, 2012, compared to interest income of $14,000 for the three months ended September 30, 2011.  Net other income decreased to $27,000 for the quarter ended September 30, 2012 from $165,000 in the prior year period, primarily as a result of a reduction in rental income as leases with tenants in the building we acquired in Irving, Texas expired and were not renewed.

We recorded income tax expense of $6.1 million for the quarter ended September 30, 2012, compared to income tax expense of $9.8 million for the three months ended September 30, 2011, a decrease of $3.7 million.  Our effective tax rate decreased to 36.8% for the quarter ended September 30, 2012 from 40.5% for the quarter ended September 30, 2011, primarily due to a change in state apportionments and permanent differences. The principal difference between the statutory rate and our effective rate are state taxes and permanent differences.

Net income of $10.5 million in the current quarter represents a decrease of $3.9 million, or 27.1%, compared to net income of $14.4 million in the same quarter for the prior year.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following table sets forth, for the periods indicated, certain items in our consolidated statements of comprehensive income expressed as a percentage of revenue:

	Nine months ended September 30,
	2012	2011
Revenue	100.0%	100.0%
Cost of service
Compensation	35.1%	35.8%
Data processing	6.7%	6.3%
Occupancy	3.7%	4.3%
Direct project costs	11.9%	11.5%
Other operating costs	4.2%	5.1%
Amortization of intangibles	7.2%	1.9%
Total cost of services	68.8%	64.9%
Selling, general, and administrative expenses	12.9%	12.1%
Total operating expenses	81.7%	77.0%
Operating income	18.3%	23.0%
Interest expense	(3.6)%	0.0%
Other income, net	0.1%	0.2%
Interest income	0%	0.0%
Income before income taxes	14.8%	23.2%
Income taxes	(5.8)%	(9.3)%
Net income	9.0%	13.9%

Revenue for the nine months ended September 30, 2012 was $340.6 million, an increase of $76.4 million, or 28.9%, compared to revenue of $264.2 million in the same period for the prior year. Revenue generated by HDI, which we acquired in December 2011, provided $75.1 million of the increase in revenue.  Revenue generated by new clients for whom there was no revenue in the prior year period provided $8.7 million of the increase.  Fluctuations in existing client accounts, together with changes in the yield and scope of those projects, and differences in the timing of when client projects were completed in the current year compared to the prior year, provided a $1.8 million decrease in revenue. Contract expirations resulted in a revenue decrease of $5.6 million.

Compensation expense as a percentage of revenue was 35.1% for the nine months ended September 30, 2012, compared to 35.8% for the nine months ended September 30, 2011. Compensation expense for the current quarter was $119.5 million, a $24.9 million, or 26.3%, increase over compensation expense of $94.6 million for the same quarter in the prior year.  During the nine months ended September 30, 2012, we averaged 2,182 employees, a 35.2% increase over our average of 1,614 employees during the nine months ended September 30, 2011.  This increase reflects the addition of HDI staff in connection with our December 2011  acquisition, and the addition of staff in the areas of client support, technical support and operations.

Data processing expense as a percentage of revenue was 6.7% for the nine months ended September 30, 2012, compared to 6.3% for the nine months ended September 30, 2011. Data processing expense was $22.8 million for the nine months ended September 30, 2012, an increase of $6.2 million, or 37.2%, over data processing expense of $16.6 million for the same period in the prior year. Revenue growth as well as acquisitions drove the need for increased capacity in our data processing environment. This increase reflects $3.3 million in additional software related costs, $2.1 million in additional hardware and hosting costs, and $0.8 million in additional data communications and data costs due to the growth of our business, including increases in transaction volume and the number of employees.

Occupancy expense as a percentage of revenue was 3.7% for the nine months ended September 30, 2012, compared to 4.3% for the nine months ended September 30, 2011. Occupancy expense for the current period was $12.7 million, a $1.4 million, or 12.5%, increase compared to occupancy expense of $11.3 million for the same period in the prior year. This increase reflects $1.0 million in additional rent and related expense resulting from our acquisition of HDI in December 2011, $0.3 million related to depreciation expense, and $0.1 million related to off-site storage.

Direct project expense as a percentage of revenue was 11.9% for the nine months ended September 30, 2012, compared to 11.5% for the nine months ended September 30, 2011.  Direct project expense for the current period was $40.6 million, a $10.0 million, or 32.8%, increase compared to direct project expense of $30.5 million for the same period in the prior year. This increase resulted from a $10.5 million increase primarily related to HDI subcontractor fees, partially offset by a $0.5 million reduction in software leases, local taxes and printing expenses.

Other operating costs as a percentage of revenue were 4.2% for the nine months ended September 30, 2012 compared to 5.1% for the nine months ended September 30, 2011. Other operating costs for the current period were $14.3 million, an increase of $0.9 million, or 6.4%, compared to operating costs of $13.4 million for the same period in the prior year.  This increase primarily resulted from a $2.4 million increase in professional fees, a $1.0 million increase primarily related to professional fees incurred by HDI , a $0.1 million increase in travel expenses and a $0.1 million increase in postage expenses.  These increases were partially offset by the reversal of the $2.3 million contingent consideration related to our AMG-SIU acquisition and a related $0.4 million decrease for previously accrued accretion for that contingent consideration.

Amortization of acquisition-related software and intangibles as a percentage of revenue was 7.2% for the nine months ended September 30, 2012, compared to 1.9% for the nine months ended September 30, 2011. Amortization of acquisition-related software and intangibles for the current period was $24.4 million, compared to amortization expense of $5.0 million for the same period in the prior year.  The increase in amortization expense of $19.4 million is primarily related to our acquisition of HDI.

Selling, general, and administrative expense as a percentage of revenue was 12.9% for the nine months ended September 30, 2012 compared to 12.1% for the nine months ended September 30, 2011.  Selling, general, and administrative expense for the current period was $43.9 million, a $12.0 million, or 37.5%, increase compared to $31.9 million for the same period in the prior year.  During the period ended September 30, 2012, we averaged 207 corporate employees, a 72.5% increase over our average of 120 corporate employees during the period ended September 30, 2011.  Compensation expense increased by $9.5 million due to the increase in headcount and stock compensation.  Data processing expense increased by $1.3 million relating to software and equipment expense.  Occupancy expenses increased by $0.5 million due to telecommunications expenses and additional space requirements.  Other expenses increased by $0.7 million primarily due to an increase in professional fees.

Operating income for the nine months ended September 30, 2012 was $62.4 million, an increase of $1.8 million, or 2.8%, compared to $60.6 million for the nine months ended September 30, 2011.

Interest expense was $12.5 million for the nine months ended September 30, 2012 and $65,000 for the nine months ended September 30, 2011.  Interest expense represents borrowings under our Term Loan, amortization of deferred financing costs, commitment fees for our Credit Agreement and issuance fees for our Letter of Credit. The increase of $12.4 million compared to the prior year period primarily represents $9.6 million in interest expense on our Term Loan and $2.8 million in related amortization of deferred financing costs.  Interest income was $17,000 for the nine months ended September 30, 2012, compared to interest income of $50,000 for the nine months ended September 30, 2011.   Net other income decreased to $346,000 for the nine months ended September 30, 2012 from $714,000 in the prior year period, primarily as a result of a reduction in rental income as leases with tenants in the building we acquired in Irving, Texas expired and were not renewed.

We recorded income tax expense of $19.7 million for the nine months ended September 30, 2012, compared to income tax expense of $24.7 million for the nine months ended September 30, 2011, a decrease of $5.0 million.  Our effective tax rate decreased to 39.3% for the nine months ended September 30, 2012 from 40.3% for the nine months ended September 30, 2011, primarily due to a change in state apportionments and permanent differences. The principal difference between the statutory rate and our effective rate are state taxes and permanent differences.

Net income of $30.5 million in the current period represents a decrease of $6.2 million, or 16.7%, compared to net income of $36.7 million in the same period for the prior year.

Contractual Obligations

There have been no material changes in our contractual obligations as presented in our Annual report on Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

Other than our Letter of Credit, we do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

This data should be read in conjunction with our Consolidated Statements of Cash Flows.

(in thousands)	September 30, 2012	December 31, 2011

Cash and cash equivalents	$127,952	$97,003
Working capital	$208,359	$169,862

A summary of our cash flows is as follows:

	Nine months ended
(in thousands)	September 30, 2012	September 30, 2011

Net cash provided by operating activities	$54,920	$49,090
Net cash used in investing activities	$(21,702)	$(19,742)
Net cash (used in)/provided by financing activities	$(2,269)	$16,267
Net increase in cash and cash equivalents	$30,949	$45,615

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

•                  investments in our business;

•                  business-development activities; and

•                  repayment of our Term Loan.

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine-month period ended September 30, 2012 was $54.9 million, a $5.8 million increase over net cash provided by operating activities of $49.1 million for the nine-month period ended September 30, 2011. This increase was primarily attributed to amortization of intangibles and capitalized software related to the acquisition of HDI.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine-month period ended September 30, 2012 was $21.7 million, a $2.0 million increase over net cash used in investing activities of $19.7 million for the nine-month period ended September 30, 2011.  This increase was primarily attributed to an increase in purchases of property and equipment and an investment made during the period.

Cash Flows from Financing Activities

Net cash used by financing activities for the nine-month period ended September 30, 2012 was $2.3 million, an $18.6 million decrease from net cash provided by financing activities of $16.3 million for the nine-month period ended September 30, 2011. This decrease was primarily attributed to purchases of treasury stock and payments toward the outstanding balance of our term loan.

The number of days sales outstanding as of September 30, 2012 decreased by ten days to 92 days from 102 days at December 31, 2011.

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

Recently Issued Accounting Pronouncements

See “Recently Issued Accounting Pronouncements” in Note 1 of the Notes to Consolidated Financial Statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2012, we were not a party to any derivative financial instruments. We conduct all of our business in U.S. currency and hence do not have direct foreign currency risk. We are exposed to changes in interest rates, primarily with respect to the Term Loan under the Credit Agreement.  If the effective interest rate for all of our variable rate debt were to increase by 100 basis points (1%), our annual interest expense would increase by a maximum of $3.4 million based on our debt balances at September 30, 2012.  Further, we currently invest substantially all of our excess cash in short-term investments, primarily money market accounts, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact our interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of borrowings or excess cash balances. We do not consider this risk to be material. We manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

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

As required by Rule 13a-15(b) under the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2012.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

We acquired HDI on December 16, 2011 and are in the process of integrating HDI into our internal controls over financial reporting structure. As a result, there have been changes to our internal controls over financial reporting during the nine months ended September 30, 2012 that are associated with our establishment and implementation of internal control over financial reporting with respect to HDI.

With the exception of the above changes related to our integration of HDI, there were no changes in our internal control over financial reporting during the nine months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.   Risk Factors

Risks that could have a negative impact on our business, results of operations and financial condition include without limitation: (i) regulatory actions, budgetary pressures and political influences that could affect the procurement practices and operations of healthcare organizations and agencies, reducing demand for our services; (ii) our ability to continue to secure new contracts and contract renewals through the competitive bidding process and any related protests and to accurately predict the cost and time to complete such contracts;  (iii) our ability to retain clients or the loss of one or more major clients; (iv) client dissatisfaction or early termination of contracts triggering significant costs or liabilities; (v) the development by competitors of new or superior products or services; (vi) the emergence of new competitors, or the development by our clients of in-house capacity to perform the services we offer; (vii) all the risks inherent in the development, introduction, and implementation of new products and services; (viii) our ability to manage our growth and its demands on our resources and infrastructure; (ix) our ability to successfully integrate our acquisitions; (x) our compliance with the covenants and obligations under the terms of our credit facility and our ability to generate sufficient cash to cover our interest and principal payments thereunder; (xi) variations in our results of operations; (xii) negative results of government reviews, audits or investigations to verify our compliance with contracts and applicable laws and regulations; (xiii) changing conditions in the healthcare industry which could simplify the payment process and reduce the need for and price of our services; (xiv) our failure to comply with laws and regulations governing health data or to protect such data from theft and misuse; and, (xv) our ability to maintain effective information systems and protect them from damage or interruption. A more detailed description of each of these and other risk factors can be found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed with the SEC on February 29, 2012.

The risks described in our Annual Report on Form 10-K, as updated by our quarterly reports on Form 10-Q, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results.

Item 5.   Other Information

Sean Curtin, our Executive Vice President and Chief Operations Officer, will be resigning from this position effective December 31, 2012.  Mr. Curtin will remain an employee of the Company through February 2013 to assist with the transition of his responsibilities.

Item 6.   Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 9, 2012	HMS HOLDINGS CORP.

		By:	/s/ William C. Lucia
William C. Lucia
President and Chief Executive Officer and Duly
Authorized Officer
(Principal Executive Officer)

		By:	/s/ Walter D. Hosp
Walter D. Hosp
Chief Financial Officer and Duly Authorized Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1	Agreement to Extend Terms of Previous Agreements, dated September 27, 2012, by and between Health Management Systems, Inc. and Public Consulting Group, Inc.

10.2	Agreement to Extend Terms of Previous Agreements, dated November 7, 2012, by and between Health Management Systems, Inc. and Public Consulting Group, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

‡32.1	Section 1350 Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

‡32.2	Section 1350 Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

‡ Furnished herewith