Form 10-K
period 2012-12-31
HMS HOLDINGS CORP
filed 2013-03-01
CIK 1196501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-50194

HMS HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization) 5615 High Point Drive, Irving, TX (Address of principal executive offices)	11-3656261 (I.R.S. Employer Identification No.) 75038 (Zip Code)

(Registrant's telephone number, including area code)
 (214) 453-3000

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $0.01 par value	NASDAQ Global Select Market

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

          The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2012, the last business day of the registrant's most recently completed second quarter was $2.8 billion based on the last reported sale price of the registrant's Common Stock on the NASDAQ Global Select Market on that date.

          There were 87,046,260 shares of common stock outstanding as of February 25, 2013.

Documents Incorporated by Reference

          Unless provided in an amendment to this Annual Report on Form 10-K, the information required by Part III is incorporated by reference to the Registrant's 2013 Proxy Statement, to the extent stated herein. Such proxy statement or amendment will be filed with the SEC within 120 days of the Registrant's fiscal year ended December 31, 2012.

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

        We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will," "target," "seek," "forecast," "opinion" and similar expressions. In particular, these include statements relating to future actions, business plans, objects and prospects, future operating or financial performance or results of current and anticipated services, acquisitions and the performance of companies we have acquired, sales efforts, expenses, interest rates and the outcome of contingencies, such as financial results.

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

        Any forward-looking statements made by us in this Annual Report on Form 10-K speak only as of the date on which they are made. Factors or events that could cause actual results to differ may emerge from time to time and it is not possible for us to predict all of them. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. You are advised, however, to consult any further disclosures we make on related subjects in our Form10-Q and Form 8-K reports to the Securities and Exchange Commission.

PART I

Item 1.    Business.

        HMS Holdings Corp. is a holding company whose principal business is conducted through its operating subsidiaries. Unless the context otherwise indicates, references in this Annual Report to the terms "HMS," "we," "our" and "us" refer to HMS Holdings Corp. its subsidiaries and affiliates.

General Overview

        We provide cost containment services to government and private healthcare payers and sponsors. Our program integrity services ensure that healthcare claims are paid correctly, and our coordination of benefits services ensure that they are paid by the responsible party. Together, these services help clients recover amounts from liable third parties; prevent future improper payments; reduce fraud, waste and abuse; and ensure regulatory compliance.

        The demand for our services arises, in part, from the small but significant percentage of healthcare funds spent in error, where another payer was actually responsible for the service, or a mistake was made in applying complex claim processing rules. According to the 2012 Agency Financial Report, the U.S. Department of Health and Human Services estimates that improper payments in the Medicaid and Medicare programs totaled $64.2 billion in 2011. Our services focus on containing costs by detecting and reducing the errors that result in improper payments.

        Our clients are the Centers for Medicare & Medicaid Services (CMS); state Medicaid agencies; commercial health plans, including Medicaid managed care, Medicare Advantage, and group health lines of business; government and private employers; Pharmacy Benefit Managers (PBMs); child support agencies; the Veterans Health Administration (VHA); and other healthcare payers and sponsors.

        Since our inception, we have grown both organically and through targeted acquisitions. In 1985 we began providing coordination of benefits services to state Medicaid agencies. We expanded into the Medicaid managed care market, providing similar coordination of benefits services when Medicaid began to migrate members to managed care. We launched our program integrity services in 2007 and have since acquired several businesses to expand our service offerings. In 2009, we entered the Medicare market with our acquisition of IntegriGuard, LLC, or IntegriGuard, now doing business as HMS Federal, which provides fraud, waste and abuse analytical services to the Medicare program. In 2009 and 2010, we entered the employer market, working with large self-funded employers through our acquisitions of Verify Solutions, Inc. and Chapman Kelly, Inc. In 2011, we extended our reach in the federal, state and commercial markets with our acquisition of HealthDataInsights, Inc., or HDI. HDI provides improper payment identification services for government and commercial health plans, and is the Medicare Recovery Audit Contractor (RAC) in CMS Region D, covering 17 states and three U.S. territories. In December 2012, we acquired the assets and liabilities of MedRecovery Management, LLC, or MRM, which provides Workers' Compensation recovery services for commercial health plans, for an aggregate purchase price of $11.8 million, consisting of a $10.8 million initial cash payment and $1.0 million in future contingent payments that are based on the achievement of certain performance milestones. We recognized $11.2 million of goodwill in connection with our acquisition of MRM. We expect to reallocate the intangible assets in 2013 from goodwill upon the completion of our assessment of the fair value of the assets acquired.

        As of December 31, 2012, we served CMS, the VHA, 47 state Medicaid agencies and the District of Columbia. We also provided services to approximately 100 commercial clients and supported their multiple lines of business, including Medicaid managed care, Medicare Advantage, and group health.

        Our 2012 revenue increased to $473.7 million, $109.8 million, or 30.2%, over 2011 revenue, primarily as a result of our acquisition of HDI, the addition of new clients and the expansion of services to existing clients.

The Healthcare Environment

        The largest government healthcare programs are Medicare, the healthcare program for aged and disabled citizens that is administered by CMS, and Medicaid, the program that provides medical assistance to eligible low income persons, which is also regulated by CMS, but administered by each state. For 2012, Medicare and Medicaid are projected to have paid over one-third of the nation's healthcare expenditures and to have served over 105 million beneficiaries. Many of these beneficiaries are enrolled in managed care plans, which have the responsibility for both patient care and claim adjudication and increasingly more states are expanding their use of managed care for certain populations and geographic areas.

        By law, the Medicaid program is intended to be the payer of last resort; that is, all other available third party resources must meet their legal obligation to pay claims before the Medicaid program pays for the care of an individual enrolled in Medicaid. Under Title XIX of the Social Security Act, states are required to take all reasonable measures to ascertain the legal liability of "third parties" for healthcare services provided to Medicaid recipients. Since 1985, we have provided state Medicaid agencies with services to identify third parties with primary liability for Medicaid claims; since 2005, we have provided similar services to Medicaid managed care plans.

        Signed into law in February 2006, the Deficit Reduction Act, or the DRA, established a Medicaid Integrity Program to increase the government's capacity to prevent, detect and address fraud and abuse in the Medicaid program. The DRA added new entities, such as self-insured plans, PBMs and other "legally responsible" parties to the list of entities subject to the provisions of the Social Security Act. These measures, at both the federal and state level, have strengthened our ability to identify and recover erroneous payments made by our clients.

        The Patient Protection and Affordable Care Act, as amended, or the ACA, was signed into law on March 23, 2010. Upheld by the Supreme Court in June 2012, this legislation touches almost every sector of the healthcare system, and we believe it provides us with a range of growth opportunities across products and markets. We are focused on four critical areas related to this legislation:

  •
  Medicaid Expansion

  •
  Eligibility Verification

  •
  Program Integrity, and

  •
  Employer-Sponsored Health Coverage

        Medicaid Expansion:    States that expand their Medicaid programs in accordance with the ACA will receive federal funding for the total cost of the expansion for a period of three years, and reduced funding for an additional two years. As of the date of this Annual Report, more than half of the states have opted to expand their Medicaid programs as provided under the ACA. According to CMS's projections for national health expenditures for 2011-2021, which we refer to as the CMS NHE Projections, the number of individuals enrolled in Medicaid and the Children's Health Insurance Program, or CHIP, is expected to increase from 62.1 million in 2012 to 86.9 million in 2021, with expenditures expected to more than double over the same period from $472 billion to $963 billion. These projections were published before the Supreme Court decision in July 2011 upholding the ACA, which made Medicaid expansion optional for states. The Congressional Budget Office, or the CBO, issued a report in February 2013 (The Budget and Economic Outlook: Fiscal Years 2013 to 2023) in which it lowered its March 2010 projections of Federal spending in Medicaid and Medicare by five percent and also lowered the seven-year projections for Medicaid and Medicare spending in 2020 by approximately 15% for each program. We expect that CMS will lower its projections of Medicaid and Medicare expenditures based on these new CBO projections. Regardless, we anticipate a considerable increase in the need for our cost containment services by states and the managed care organizations they use. We believe that our strong history of successful contracting with Medicaid agencies and Medicaid managed care organizations will enable us to provide value-added services to control the costs for this expanded population.

        Eligibility Verification:    The ACA calls for increased efficiency, automation and administrative simplification in addressing program eligibility determination, both as a component of the health insurance exchanges (similar to the "Health Connector" program established in Massachusetts) and as a pathway to the more effective management of existing entitlement programs. Driven both by insurance exchange requirements and by the pressures to achieve program efficiency and simplification, states are increasingly moving to implement solutions involving automation of the verification of eligibility, bringing in increased external data, and analytics relating to supporting eligibility decision-making. We believe that our data and data matching capabilities equip us to assist states in verifying eligibility for coverage within the exchange and eligibility services environment.

        Program Integrity:    The ACA contains a number of provisions for combating fraud and abuse throughout the healthcare system, including in Medicaid and Medicare. These initiatives include (i) requiring state Medicaid agencies to contract with RACs and deploy programs modeled on CMS' existing Medicare RAC program, (ii) expanding CMS' Medicare RAC Program to include Medicare Part C and D, (iii) establishing a national healthcare fraud and abuse data collection program, and (iv) increasing scrutiny of providers and suppliers who want to participate in Medicare, Medicaid and other federally-funded programs. In addition, the ACA allows for significant increases in funding for these and other fraud, waste and abuse efforts. We continue to build on our current partnerships with CMS, states and health plans to provide innovative ideas for increasing our support of their new program integrity initiatives.

        Employer-Sponsored Health Coverage:    The ACA largely preserves and builds upon the existing employer-sponsored health coverage model. Though not all employers will be required to provide healthcare coverage, large employers (i.e. those with 50 or more full time equivalents) may be penalized if they do not offer coverage or offer coverage that does not meet certain requirements and one or more of their full time employees receives a Federal tax credit or cost sharing subsidy through a Health Insurance Exchange. Employers will also be prohibited from imposing waiting periods for enrollment of more than 90 days, and in certain cases, employers will have to automatically enroll employees into their benefit plans, while providing them with the ability to opt out. These requirements, coupled with the Medicaid expansion and implementation of health insurance exchanges, will result in more overlapping coverage situations and an opportunity for our employer clients and Medicaid to collaborate. We expect that we will be able to offer a range of audit services to employers of all sizes, which will be valuable as these employers extend coverage to their employees.

Principal Products and Services

        Our payment integrity services draw upon proprietary information management and data mining techniques to assure that the right party pays a healthcare claim, which we refer to as coordination of benefits, and that the payment itself is appropriate or accurate, which we refer to as program integrity. In 2012, we recovered more than $3.2 billion for our clients and provided data to our clients that assisted them in preventing billions of dollars more in erroneous payments.

        Our services are applicable to the federal, state, and commercial health plan markets and address errors across the payment continuum, from an individual's enrollment in a program before any medical service is rendered, to pre-payment review of a claim by a payer, through recovery audit where discovery of an improper payment is made. Our services also address the wide spectrum of payment errors, from eligibility and coordination of benefits errors, to the identification and investigation of potential fraud, and extend to most all claim types.

        In general, our services include the following:

  •
  Coordination of benefits services.  We provide cost avoidance services, in which we provide validated insurance coverage information that is used by government-sponsored payers to coordinate benefits properly for incoming claims. With validated insurance information, Medicaid can avoid unnecessary costs by ensuring that it pays only after all other benefits available have been exhausted, thereby complying with federal regulations requiring Medicaid to be the payer of last resort. Nevertheless, due to a variety of factors, some Medicaid claims are paid even when there is a known responsible third party. Our government-sponsored program clients rely on us to identify dollars paid in error and to recover these amounts from the liable third party. For Medicaid agencies exclusively, we provide estate recovery services to identify and recover Medicaid expenditures from the estates of deceased Medicaid members in accordance with state policies. We also provide services to assist clients in identifying other third-party insurance and recovering medical expenses where a member is involved in a casualty or tort incident.

  •
  Program integrity services.  Our program integrity services are designed to verify that medical services are utilized, billed, and paid appropriately. Our services combine data analytics, clinical expertise, and proprietary technology to identify improper payments on both a pre-payment and post-payment basis; identify and recover overpayments/underpayments; detect and prevent fraud and abuse; and identify process improvements.

Clients

        Our primary client base is comprised of CMS, state Medicaid agencies, and commercial health plans, including Medicaid managed care, Medicare Advantage, and group health lines of business.

        Our largest client in 2012 was CMS, which accounted for 18.2%, 2.4% and 2.6% of our total revenue for the years ended December 31, 2012, 2011 and 2010, respectively. CMS has been our client since 2006 and since that time we have performed work for CMS directly and as a subcontractor, under several contracts. Our largest contract with CMS is through HDI, under which HDI has served as the Medicare RAC for Region D since October 2008 and which expires in February 2014. In February 2013, CMS issued a request for quote (RFQ) related to the Medicare RAC program. We expect that the bidding process on this RFQ will be competitive.

        Our second largest client in 2012 was the New Jersey Department of Human Services. This client accounted for 6.4%, 7.0% and 5.3% of our total revenue for the years ended December 31, 2012, 2011 and 2010, respectively. We provide services to this client pursuant to a contract that was originally awarded in January 2008 and extends through June 2013. The contract was also expanded in 2011 to designate us as the Medicaid RAC for the state. The loss of either one of these contracts would have a material adverse effect on our financial position, results of operations and cash flows.

        The list of our ten largest clients changes periodically. For the years ended December 31, 2012, 2011 and 2010, our ten largest clients represented 46.9%, 37.9% and 36.4% of our revenue, respectively. Our agreements with these clients expire between 2013 and 2016.

        We provide products and services under contracts that contain various fee structures, including contingency fee and fixed fee arrangements. Most of our contracts have terms of three to five years, including optional renewal terms. In many instances, we provide our services pursuant to agreements that are subject to periodic competitive reprocurements. Several of our contracts, including those with our ten largest clients, may be terminated for convenience. We cannot provide assurance that our contracts, including those with our ten largest clients, will not be terminated for convenience or that any of these contracts will be renewed, and, if renewed, that the fee structures will be equal to those currently in effect.

Market Trends/Opportunities

        Containing healthcare expenditures presents challenges for the government due to the number and variety of programs at the state and federal level, the government appropriations process, and the rise in the cost of care and number of beneficiaries. The ACA adds increased pressure to states to cover more individuals even as many states are projecting significant budget deficits, making cost containment a high priority.

        Government healthcare programs continue to grow. CMS has projected that Medicaid, CHIP, and Medicare expenditures will increase to nearly $2.0 trillion by 2021.

        According to CMS' NHE Projections, at the end of 2012, Medicare programs covered approximately 49.5 million people and spent approximately $591 billion. CMS projects that at the end of 2012, Medicaid/CHIP programs covered approximately 62.1 million people and spent approximately $472 billion. Altogether, it is projected that the government programs we serve covered more than 111.6 million people and have spent nearly $1.1 trillion in 2012. We believe that enrollment in these programs will increase as a result of the ACA. CMS projects that in 2016, Medicare will cover 55.9 million people and will spend $707 billion; Medicaid/CHIP is expected to cover 87.2 million people and will spend $687 billion.

        These projections preceded the Supreme Court decision upholding the ACA, which made Medicaid expansion optional for states. In its February 2013 Report, the CBO lowered its March 2010 projections of Federal spending in Medicaid and Medicare by five percent and also lowered the seven-year projections for Medicaid and Medicare spending in 2020 by approximately 15% for each program. We expect that CMS will lower its projections of Medicaid and Medicare based on the new CBO projections.

        Regardless, coordinating benefits among a growing number of healthcare payers and ensuring that claims are paid appropriately represents both an enormous challenge for our clients and an opportunity for us.

Competition

        Within our core coordination of benefits services, we compete primarily with large business outsourcing and technology firms, claims processors, clearinghouses, and smaller regional firms; these companies include Optum and Emdeon Inc. In addition, we frequently compete against clients who may elect to perform recovery and cost avoidance functions in-house. Against these competitors, we typically compete favorably on the basis of a variety of factors, including our ability to maximize recoveries and cost avoidance, our in-depth government healthcare program experience, staff expertise, extensive insurance eligibility database, proprietary systems and processes, existing relationships, and our ability to sustain operations under contingency fee structures.

        The competitive environment in the program integrity market is much more intense, owing largely to the variety of services that can be tailored to meet healthcare payers' cost containment needs. Among the competitors in this space are the other Medicare Recovery Audit Contractors (CGI Federal, Inc., Connolly, and DCS/Performant), two of which also have at least one Medicaid RAC contract; other claim audit vendors (including Cognosante, Myers & Stauffer LC, and PRGX Global, Inc.); fraud, waste, and abuse claim edit and predictive analysis companies (such as Emdeon, Inc., Verisk Health, Inc., and LexisNexis Risk Solutions), and numerous regional utilization management companies.

Business Strategy

        Over the course of 2013, we expect to grow our business through a number of strategic objectives or initiatives that may include:

  •
  Drive organic growth.  We will seek to tap demand for our services created by the steadily increasing expenditures of government-funded healthcare.

  •
  Leverage regulatory framework.  On behalf of our clients, we will take advantage of congressional and state legislation reinforcing the ability of government agencies to implement rigorous cost-containment programs.

  •
  Expand scope.  We will actively seek to expand our role with existing clients by extending our reach to include new audit strategies, services and claim types and by providing earlier access to claim data.

  •
  Improve the quality and effectiveness of our services.  We will continue implementing new technology and process improvements, which we expect will enable us to increase recovery yields and ensure client satisfaction.

  •
  Add new clients.  We will continue to market to government healthcare payers; commercial health plans, including Medicaid managed care, Medicare Advantage, and group health lines of business; and private employers.

  •
  Expand program integrity footprint.  We will continue to seek new program integrity business at the state and federal levels and in all our markets, including commercial.

  •
  Pursue market opportunities relating to automated eligibility verification.  We will respond to healthcare payers seeking to automate the decision-support processes related to determination of eligibility for healthcare services.

  •
  Add new services.  Where opportunities exist, we will continue to add services closely related to cost containment through internal development and/or acquisition.

  •
  Add new markets.  We will seek to identify opportunities to provide our coordination of benefits, program integrity, and eligibility services to new markets in the government and commercial healthcare space.

Employees

        As of December 31, 2012, we had 2,702 employees, of which 2,566 were full time. Of our total employees, 216 support selling, general and administrative activities.

Executive Officers of HMS Holdings Corp.

        Our executive officers are subject to annual appointment by the Board of Directors. Set forth below is information regarding each of our executive officers.

Name	Age	Position
William C. Lucia	55	President and Chief Executive Officer
Walter D. Hosp	55	Executive Vice President & Chief Financial Officer and Chief Administrative Officer
Andrea Benko	57	Executive Vice President, President of HDI
Christina Dragonetti	49	Executive Vice President and Chief Development Officer
Jzaneen Lalani	40	Senior Vice President, Chief Corporate Counsel and Corporate Secretary
Edith Marshall	60	Senior Vice President and Chief Counsel
Cynthia Nustad	41	Senior Vice President, Chief Information Officer
Maria Perrin	49	Executive Vice President, Chief Marketing Officer
Ronald D. Singh	44	Executive Vice President of Commercial Markets
Tracy A. South	54	Senior Vice President, Human Resources

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

        Walter D. Hosp has served as our Executive Vice President, Chief Financial Officer, and Chief Administrative Officer since September 2011. From July 2007 through September 2011 he served as our Senior Vice President and Chief Financial Officer. Mr. Hosp has over 20 years of experience in senior financial executive positions for large publicly-traded healthcare companies. From August 2002 to July 2007, Mr. Hosp was Vice President and Treasurer of Medco Health Solutions, Inc. (MHS). Prior to MHS, Mr. Hosp served as Chief Financial Officer of Ciba Specialty Chemicals Corporation and as President of their Business Support Center. Mr. Hosp also served as Vice President and Treasurer for CIBA-GEIGY Corporation and Director of Treasury Operations for Avon Products, Inc. Mr. Hosp serves on the Board of Directors of the United Way of Westchester and Putnam.

        Andrea Benko has served as our Executive Vice President and the President of HDI since December 2011 and has over 30 years of experience in the healthcare industry. Ms. Benko co-founded HDI and served as its Chief Executive Officer and President from December 2000 through the date of our acquisition of HDI. From 1998 to 1999, Ms. Benko served as Vice President, Mergers, Acquisitions & Business Development of Total Renal Care Holdings, Inc., now DaVita Inc. From 1996 to 1998, Ms. Benko served as the President and Chief Executive Officer of Total Physician Services, Inc. (TPS), a physician practice management company focused on HIV that she founded. Prior to TPS, Ms. Benko served in various capacities at Total Pharmaceutical Care, Inc. (TPC), now Apria Health Care Group. Prior to joining TPC, Ms. Benko spent nine years in the clinical laboratory industry in mergers and acquisitions, business development, sales management, and several years as a registered nurse.

        Christina Dragonetti has served as our Executive Vice President and Chief Development Officer since September 2011. From January 2011 to September 2011, she served as our Executive Vice President of Corporate Development. From March 2009 to December 2010, Ms. Dragonetti served as our Executive Vice President of Managed Care Services and was responsible for our managed care and private health insurance arenas. Ms. Dragonetti has more than 20 years of experience within the HMS family of companies, having served in multiple roles in corporate communications and marketing, organizational development, and product development. From 2005 to 2009, Ms. Dragonetti served as the Senior Vice President for the Reimbursement Services Group, our wholly owned subsidiary, where she led the delivery of cost reporting and audit support services. From 1997 to 1999, she served as Corporate Director of Strategy, focused on strategic planning and acquisition integration.

        Jzaneen Lalani has served as our Senior Vice President, Chief Corporate Counsel and Corporate Secretary since April 2012. From 2009 to 2012, Ms. Lalani maintained a sole proprietorship firm focusing on corporate and securities law. From 2004 to 2009, Ms. Lalani served as the General Counsel and Corporate Secretary of Memory Pharmaceuticals Corp., which was listed on Nasdaq. From 1999 to 2004, Ms. Lalani was an Associate in the corporate departments at Brobeck, Phleger & Harrison LLP and then at Kronish Lieb Weiner & Hellman LLP, where her practice focused on securities and capital markets and corporate governance.

        Edith Marshall has served as our Senior Vice President and Chief Counsel since September 2011. From May 2010 to September 2011, she served as our Senior Vice President and General Counsel and as our Corporate Secretary through April 2012. Prior to joining HMS, Ms. Marshall was Counsel at the law firm of Arnold & Porter, LLP, where, as a member of the firm's FDA and Healthcare Practice Group, she counseled and represented clients in a wide range of matters arising under Medicare and Medicaid, the Public Health Service Act, the Veterans Health Care Act, HIPAA, fraud and abuse laws, state and federal statutes, and regulations pertaining to healthcare. Ms. Marshall previously held a variety of different positions in both the federal government and the private sector, including staff attorney at the U.S. Department of Health and Human Services, where she focused on Medicare and Medicaid issues; Senior Trial Attorney at the U.S. Department of Justice; Assistant U.S. Attorney for the District of Columbia and Deputy Chief of the Civil Division of the U.S. Attorney's Office; Principal of the Washington DC law firm of Powers Pyles Sutter & Verville, PC, where her practice focused on counseling and representation of healthcare industry clients; and Director of Legal Affairs for a hospital trade association.

        Cynthia Nustad has served as our Senior Vice President and Chief Information Officer since February 2011. Ms. Nustad has over 15 years of management experience in the healthcare information technology industry. From January 2005 to January 2011, Ms. Nustad served as Vice President of Architecture and Technology for Regence (Blue Cross Blue Shield), where she was responsible for servicing a large corporation across multiple sites and states. From May 2002 to December 2004, Ms. Nustad served as the Vice President of Software Development and Product Management for OAO Healthcare Solutions, Inc. During her tenure at OAO, Ms. Nustad managed, from inception to commercialization, the strategic development of a flagship platform and database-independent managed care benefits and claims processing system designed for healthcare plans, self-insured employer groups, and government agencies—among others. Prior to OAO, Ms. Nustad held leadership roles at e-MedSoft.com and WellPoint Health Networks.

        Maria Perrin has served as our Executive Vice President and Chief Marketing Officer since January 2013 and as our Chief Business Officer from September 2011 to January 2013. From March 2009 to September 2011, she served as our Executive Vice President of Government Services. From April 2007 to March 2009, Ms. Perrin served as our Senior Vice President of Government Relations. Ms. Perrin has over 15 years of experience as a sales and operational executive for large and mid-tier companies. From October 2004 to April 2007, Ms. Perrin was Senior Vice President of Sales, Marketing and Business Development at Performant Financial Corporation, where she developed Performant's healthcare recovery audit division and led the business development and contract management functions for over 30 federal and state government clients. Ms. Perrin has also held senior strategic planning, finance, and operational roles in Fortune 500 companies, including Bestfoods and Nissan Motor Corporation.

        Ronald D. Singh has served as our Executive Vice President of Commercial Markets since January 2011. From January 2008 to December 2010, Mr. Singh served as our Senior Vice President of Government Services South, responsible for managing large scope government agency contracts across 13 states with annual revenues exceeding $67 million. Mr. Singh has over 20 years of healthcare cost containment and management experience with commercial payers, government payers, and large healthcare providers. In 1995, Mr. Singh joined PCG, where he was instrumental in growing the product offering and market share of BSPA. Mr. Singh joined HMS through our acquisition of Benefits Solutions Practice Area (BSPA) in 2006.

        Tracy A. South has served as our Senior Vice President of Human Resources since December 2011. Ms. South has over 20 years of executive-level human resources experience, including at national healthcare organizations. From 2003 to 2011, Ms. South served as the Senior Vice President, Chief Human Resources Officer at Mosaic Sales Solutions, a privately-held full-service marketing agency in Irving, Texas. She built that company's North America Human Resources department, focusing on attracting and training a dispersed workforce of over 10,000 employees hired to represent world-class brands at retail, in the community, and on-line. In her role, Ms. South oversaw Talent Acquisition, HR Services, and Organizational Effectiveness. Ms. South also served as Vice President of Human Resources for Tenet Healthcare, initially for the Central Northeast Division, which included 38 hospitals and over 40,000 employees, and subsequently at the corporate level. Prior to Tenet, she led the Human Resources department for Aetna US Healthcare, where she oversaw a broad range of functions and designed human resources strategies to align with business practice areas.

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

        We also make the following documents available on our website under the Investor Relations/Corporate Governance tabs: the Audit Committee Charter, the Compensation Committee Charter, the Nominating Committee Charter, the Compliance Committee Charter, our Code of Conduct and our Code of Ethics. You may also obtain a copy of any of the foregoing documents, free of charge, if you submit a written request to our investor relations department, Attention: Investor Relations, 401 Park Avenue South, New York, NY 10016.

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

Risks Relating to Our Business

Our ability to execute on business plans will be adversely impacted if we fail to properly manage our growth.

        Our size and the scope of our business operations has expanded rapidly in recent years, through our marketing efforts and contract performance, as well as through our acquisitions of other companies. We expect that we will continue to grow; however, such rapid growth carries costs and risks that if not properly managed, could adversely impact our business. To effectively manage our growth, we must continue to improve our operational, financial, and management processes, while remaining competitive with our products and services, flexible and responsive to clients' needs and to changes in the political, economic and regulatory environment in the rapidly changing healthcare environment in which we operate. The greater size and complexity of our expanding business operations, products, services and activities puts additional strain on our administrative, operational and financial resources and makes the determination of optimal resource allocation more difficult. Our failure to anticipate or properly address the demands that our growth and diversification may have on our resources and existing infrastructure may result in increased costs and inefficiencies that we may not have anticipated. In addition, if we fail to effectively manage our growth and optimize our resources to remain competitive, our ability to execute on our business plans, including sales, product development, and growth goals and opportunities, will be negatively impacted, which could materially adversely affect our business, financial condition, results of operations and cash flow.

Our operating results are subject to significant fluctuations due to factors including variability in the timing of when we recognize contingency fee revenue and the challenges associated with forecasting revenue for new products and services. As a result, you will not be able to rely on our operating results in any particular period as an indication of our future performance.

        Our operating results may fail to match our past performance. We have experienced significant variations in our revenue between reporting periods due to the timing of periodic revenue recovery projects and the timing and delays in third party payers' claim adjudication and ultimate payment to our clients where our fees are contingent upon such collections. Our revenue and, consequently, our operating results have also been impacted from period to period as a result of factors including the terms and progress of contracts, fluctuations in sales activity given our sales cycle of approximately three to eighteen months, the commencement, completion or termination of contracts during any particular quarter, expenses related to certain contracts which may be incurred in periods prior to revenue being recognized, the schedules of government agencies for awarding contracts, the time required to resolve bid protests, the term of awarded contracts, potential acquisitions, the loss of clients, technological and operational issues that may affect our clients, healthcare providers and/or payers (for example, a failure to timely implement mandatory technical requirements relating to data, claims or payment processing) and regulatory changes or general economic conditions as they affect healthcare providers and payers. In addition, as we introduce new products and services, we may not be able to accurately estimate the costs and timing for implementing and completing contracts, making it difficult to reliably forecast revenue under those contracts. We cannot predict the extent to which future revenue variations could occur due to these or other factors. Consequently, our results of operations are subject to significant fluctuation and our results of operations for any particular quarter or fiscal year may not be indicative of results of operations for future periods.

Changes in the United States healthcare environment and steps we take in anticipation of such changes, particularly as they relate to the ACA, could have a material negative impact on our business financial condition, results of operations and cash flow.

        The healthcare industry in the United States is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare organizations and agencies. The ACA was signed into law in March 2010 and upheld by the Supreme Court in June 2012. In general the ACA seeks to reduce healthcare costs and decrease over time the number of uninsured legal

U.S. residents. Especially because of the legislation's strong emphasis on program integrity and cost containment, as well as provisions expanding the Medicaid eligible population, we regard this legislation, on the whole, as creating potential new opportunities for the expansion of our business and service offerings. Until the ACA has been fully implemented, it will be difficult, however, to predict its full impact, due not only to its complexity, but also to the wide range of other factors contributing to uncertainty of the healthcare landscape. These factors include the unpredictability of responses by states, providers, businesses and other entities to the various choices available to them under the law, and the possibility that implementation of certain provisions of the legislation could still be blocked by Court challenges, repealed by Congressional efforts or otherwise modified at the state-level. In addition, under the ACA, as states seek to contain costs with an expanding Medicaid population, we expect to see an increase in the migration of Medicaid lives from fee-for-service to managed care plans. While we provide services to both markets, the scope of our managed care contracts is not as broad as our fee-for-service contracts and this transition could require that we implement new contracts, expend additional resources on selling new services into these managed care plans and could result in delays in data acquisition and the availability of claims for processing, any of which may cause our operating results to fluctuate.

        We have made and will continue to make investments in personnel, infrastructure and product development, as well as in the overall expansion of the services that we offer in order to support existing and new clients as they prepare for and implement the requirements of the ACA. However, our business, financial condition, results of operations and cash flow could be adversely affected if efforts to repeal, waive, modify or otherwise change the ACA, in whole or in part, succeed or if we are unable to adapt our products and services to meet its requirements. In sum, future legislative enactments may increase or decrease government involvement in healthcare, lower reimbursement rates, establish new reimbursement models, and/or otherwise change the operating environment for our clients. Healthcare organizations may react to changed circumstances and financial pressures surrounding ACA implementation by curtailing or deferring their retention of service providers such as us, thus reducing the demand for our services and, in turn, materially adversely affecting our business, financial condition, operational outcomes and cash flow.

Slowing growth of healthcare spending on Medicare and Medicaid, simplification of the healthcare payment process or other aspects of the healthcare financing system, budgetary pressures and/or programmatic changes diminishing the scope of program benefits, could reduce the need for and the price of our services, which would have a material adverse affect on our business, financial condition, results of operations and cash flow.

        Our projections and expectations are premised upon consistent growth rates in spending in the Medicare and Medicaid programs, the current healthcare financing system and the need for our services within that existing framework.

        However, consistent with our experience, healthcare spending on Medicare and Medicaid has been reported to be growing slower than predicted, with the most recent report from the Congressional Budget Office (CBO) showing federal spending for the two programs was 5% lower than it estimated in March 2010. As a result, the CBO has lowered its seven-year spending projections for these programs by approximately 15% for each program and made changes to Medicaid spending outlays for the next 10 years, citing lower expected costs per person through Medicaid expansion. The CBO also expects Medicaid enrollment by 2014 will not be as high as originally thought because it is expected that more people will gain healthcare coverage through other sources.

        The complexity of the healthcare benefit and payment system and our experience in offering services that improve the ability of our clients to recover incremental revenue that would otherwise be lost, often as a result of procedural inefficiencies and complexities, have contributed to the success of our service offerings. Complexities of the healthcare system include multiple payers and the coordination and utilization of clinical, operational, financial and/or administrative review instituted by third-party payers in an effort to control costs and manage care. Compounding this are budgetary pressures which drive changes at the state level, including shifting lives from traditional fee for service plans into Medicaid managed care plans to achieve cost savings.

        A continuing slow down in the growth of spending in the Medicare and Medicaid programs, simplification of the healthcare benefit and payment system, through legislative or regulatory changes on the federal or state level (for example legislative changes impacting the scope of mandatory audits, limiting or reducing the amount of reviewable claims and/or the lookback period for review in areas where we conduct audits), and/or unanticipated reductions in the scope of program benefits (such as, for example, state decisions to eliminate coverage of optional Medicaid services or shifting lives into managed care plans), could reduce the need for our services, the price clients are willing to pay for our services and/or the scope and profitability of our contracts, and could cause our financial projections to differ from our actual results, any of which could materially adversely affect our business, financial condition, results of operations and cash flow.

Our business could be adversely affected if we fail to maintain a high level of client retention, lose a major client or if clients elect to reduce the scope of our contracts or terminate them before their scheduled expiration dates.

        We generate a significant portion of our revenue from a limited number of large clients at the federal and state level. For the years ended December 31, 2012, 2011 and 2010, our three largest clients accounted for approximately 29.8%, 18.0% and 16.0%, respectively, of our revenue from continuing operations. Our largest client in 2012 was CMS, which accounted for 18.2% of our total revenue for the year, primarily related to our Medicare RAC contract through HDI, which expires in 2014. In February 2013, CMS issued an RFQ for the new RAC contract. We expect that the bidding process on this RFQ will be competitive. Given that the Medicare RAC is one of our largest contracts and represents a significant potential business opportunity for us, our failure to reprocure this contract on the same or substantially similar terms, would have an adverse effect on our business and our operating results.

        Our growth strategy includes aggressively pursuing new opportunities, leveraging our expertise to acquire new clients at the state, federal and employer levels and expanding our current contracts to provide new services to current clients. Our success also depends on relationships we develop with our clients that enable us to understand our clients' needs and deliver solutions and services that are tailored to meet those needs. If a client is dissatisfied with the quality of work performed by us, if our products or services do not comply with the provisions of our contractual agreements, or if products or systems contain errors or experience failures, we could incur additional costs that may impair the profitability of a contract; and the client's dissatisfaction with our services could damage our ability to obtain additional work from that client, other current clients or prospective clients. In particular, since several of our contracts, including with many of our largest clients, are terminable upon short notice for convenience by either party, dissatisfied clients might seek to terminate existing contracts prior to their scheduled expiration date and could direct future business to our competitors.

        From time to time, government clients may face pressure from stakeholders, including healthcare providers and legislators, and/or financial pressures that may cause them to redefine the scope of our contracts (by, for example, significantly reducing the volume of data that we are permitted to audit), terminate contracts for our services that may be regarded as non-essential and/or reduce the scope of our contracts and use their own staff to perform some of the services we offer. This is particularly true as a result of current economic conditions. As a result, our future contracting opportunities with our government clients could be limited by financial and other pressures they may face.

        Some of our contracts contain liquidated damages provisions and financial penalties related to performance failures. Although we have liability insurance, the policy coverage and limits may not be adequate to provide protection against all potential liabilities. Under the terms of one of our contracts, we have an outstanding irrevocable letter of credit for $4.6 million, which we established against our existing revolving credit facility. If a claim is made against this letter of credit or any similar instrument that we obtain in the future, we would be required to reimburse the issuer of the letter of credit for the amount of the claim.

        Negative publicity related to our performance, operations, or client relationships, regardless of its accuracy, may damage our reputation and business by affecting our ability to compete for new contracts with current and prospective clients. If we were to lose a major client, fail to maintain a high level of client retention, if our clients reduce the scope of our contracts or limit future contracting opportunities or if we are exposed to significant costs, liabilities, or negative publicity, our business, financial condition, reputation, results of operations and cash flow could be materially adversely affected.

We face significant competition for our services and we expect competition to increase.

        Competition for our services is increasing in the markets we serve. We expect to encounter additional competition as we address new markets and as new competitors enter our existing markets. Our current competitors include the other Medicare Recovery Audit Contractors; other claim audit vendors; fraud, waste, and abuse claim edit and predictive analysis companies, numerous regional utilization management companies; as well as healthcare consulting firms, including in some markets PCG, a company with which William S. Mosakowski, a member of our Board of Directors, is affiliated. In February 2013, we entered into an Amended Master Teaming and Non-Compete Agreement with PCG, which will expire in December 2013, at which time PCG could re-enter as a competitor in all markets.

        Certain markets in which we are currently, and hope to remain, a market leader are being targeted by formidable competitors with national reputations, and their success in attracting business or winning contract bids could significantly and adversely affect our business. In addition, in some of the markets that we serve or hope to serve, our clients or potential clients could develop in-house capacities to perform the services we offer, and could therefore decide not to engage us. Some of our competitors have formed business alliances with other competitors, which may affect our ability to work with potential clients. In certain cases, our competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources and market recognition than we have, and, accordingly, may be in a position to devote greater resources to the development, promotion, and sale of their services than we can. Likewise, they may be able to do a more effective job of keeping up with evolving technologies and continually developing and implementing new and improved systems and solutions for the client markets that we serve.

        In some areas of our business, we could face potential competition from our own subcontractors, who may use their position as participants in performance of work on our contracts to establish their own relationships with our clients and potentially position themselves to become prime contractors on similar work in the future. Although we attempt to protect ourselves against such conduct through the terms of our subcontracts, we cannot guarantee that the measures that we have taken fully insulate us from such risk, since a subcontractor may determine that the benefits of violating its contract with us outweigh the costs and risks.

        Given the highly competitive environment in which we operate, it is likely that our competitors will have some success in our primary markets, potentially eroding our client base. Therefore, to remain competitive, we must continually attempt to expand our existing business and service capabilities and develop new products and services for introduction into new and existing markets, which will require not only that we make substantial financial and resource investments but also that we quickly respond to new or emerging technologies, changes in client requirements and changes in the political, economic or regulatory environment in the healthcare industry and other associated industries. We cannot assure you that the product development initiatives that we prioritize will yield the gains that we anticipate, if any.

        We cannot assure you that we will be able to compete successfully against existing or any new competitors. Further, a failure to be responsive to our existing and potential clients' needs could hinder our ability to maintain or expand our client base, hire and retain new employees, pursue new business opportunities, complete future acquisitions and operate our business effectively. In addition, if, as a result of increased competition, we are forced to lower our pricing or if demand for our services decreases, our business, financial condition, results of operations and cash flow could be materially adversely affected.

We must comply with laws and regulations regarding patient privacy and information security, including taking steps to ensure that our workforce, vendors, subcontractors and other business associates who obtain access to sensitive patient information maintain its confidentiality. Our failure, or a failure by our business associates, to comply with those laws and regulations, whether or not inadvertent, could subject us to legal actions, fines and penalties, and negatively impact our reputation and operations.

        Our business and operations depend upon our ability to safeguard protected health information (PHI) of individuals and other financial, confidential and proprietary information belonging to our clients, our subsidiaries, and third parties (e.g., private insurance companies, financial institutions) from which we obtain information. We process, transmit, and store personally identifiable information relating to millions of individuals, primarily in our role as a service provider, and also to some extent as an employer. The use of individually identifiable data by our business is regulated at the federal and state levels. These laws and rules are changed frequently by legislation, regulatory issuances, and/or administrative interpretation. Various state laws address the use and disclosure of individually identifiable financial and health data. Some are derived from the privacy and security provisions in the federal Gramm-Leach-Bliley Act or the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"). HIPAA also imposes standards and requirements on our business associates (as this term is defined in the HIPAA regulations), including our subcontractors and many of our vendors.

        In January 2013 the U.S. Department of Health and Human Services issued Final Omnibus Privacy, Security, Breach Notification, and Enforcement Rules that significantly modify and supplement many of the standards and regulations that govern our conduct and obligations under HIPAA and HITECH, as well as the conduct and obligations of business associates, subcontractors, and covered entities (as this term is defined in the HIPAA regulations) with which we work, and significantly increase the risk of liability to us and these other entities. Even though we have always taken measures to comply with all applicable regulations and to ensure that our business associates and subcontractors are in compliance with these laws, regulations, and rules, and will increase our efforts in light of the new HIPAA rules, we still have less than complete control over our business associates' and subcontractors' actions and practices. Because the new HIPAA rules impose direct liability on business associates, we will need to review, revise, and re-execute new business associate agreements with our downstream business associates and subcontractors, and similarly, covered entities with whom we work as business associates will likely require us to execute new agreements, which could result in delays in our working relationships with such parties. We may incur increased expenses in connection with necessary systems changes and the development of new administrative and compliance processes as we work to comply with these new rules and regulations and maintain our compliance with other applicable legislation. Such proposals, requirements, new rules and regulations, and new agreements also may impose further restrictions on our use of PHI that is housed in one or more of our administrative databases, and may make it more difficult to gain the cooperation of third parties in disclosing information to us that is necessary for our operations. All of these factors contribute to the possibility that implementation of the new HIPAA rules may increase our liability exposure, place additional strain on our resources, and result in delays in, interruptions of, and difficulties in our operations that cannot be easily predicted at this early stage of an enhanced regulatory and enforcement regime.

        Among other changes and additions in the new HIPAA rules that will affect our work and compliance, are significant changes in the data breach rule that will potentially make more incidents of inadvertent disclosure reportable and subject to penalties. We have implemented security systems with the intent of maintaining the physical security of our facilities and protecting our clients' and our suppliers' confidential information and information related to identifiable individuals against unauthorized access through our information systems or by other electronic transmission or through the misdirection, theft or loss of physical media. These include, for example, the encryption of information. Despite such efforts, we may become subject to a breach of our security systems, which may result in unauthorized access to our facilities and/or the protected information. We cannot entirely eliminate the danger that our systems or stored data may be vulnerable to breach or could be corrupted by a computer virus or other malware, that the physical security of our facilities could be compromised by a break-in, or that a corrupt or rogue employee may violate security protocols or misuse access to our systems, data, resources, or premises. In addition, we could be exposed to data breach risk from lost or stolen laptops, other portable media or misdirected mailings containing PHI, or other forms of administrative or operational error.

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

Our business depends on effective information processing systems and the integrity of the data in, and operations of, our information systems, as well as those of other entities.

        Our ability to conduct our operations and accurately report our financial results depends on the integrity of the data in our information systems and the integrity of the processes performed by those systems. These information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs and handle our expansion and growth. In addition, as a result of our acquisition activities, we have acquired additional systems that have to be phased out or integrated with our current systems. Despite the testing and quality control measures we take through these processes, we cannot be certain that errors or system deficiencies will not be found and that remediation of such errors or deficiencies can be done in a timeframe that is acceptable to our clients or that client relationships will not be impaired by the occurrence of errors or the need for remediation. In addition, implementation of upgrades and enhancements may cost more or take longer than originally expected and may require more testing than originally anticipated. Given the large amount data that we collect and manage, it is possible that hardware failures or errors or technical deficiencies in our systems could result in data loss or corruption or cause the information that we collect, utilize, or disseminate to be incomplete or contain inaccuracies that our clients regard as significant.

        Through several of the services that we provide, situations arise in which the accuracy of our data analysis or the content and quality of our work product is central to the disposition of controversies or litigation between our clients and third parties. When such situations arise, we may be required to expend significant time and resources in order to fulfill our contractual obligations to support our clients and provide them with full and complete access to records they are entitled to under our contracts, and analysis and back-up documentation of our work. Assuring our capacity to fulfill these obligations if called upon, as well as actually fulfilling such obligations when a client demands it, can also impose significant burdens on our infrastructure for data storage, maintenance, and processing, requiring us to prioritize maintenance of and access to these resources, or incur additional costs to supplement them in order to satisfy our obligations. Should the frequency or scope of situations in which clients invoke these obligations increase to a substantial degree (as could occur with the expansion of our Medicare and Medicaid RAC work) the resulting strain on our personnel, data storage, and computing resources could negatively impact other business operations.

        Moreover, because many of the services we furnish to clients involve making and recovering a high volume of monetary claims to third parties (such as health insurance carriers), the efficiency and effectiveness of our own operations are to some degree dependent on claims processing systems of these third parties. Claims processing systems failures, incapacities, or deficiencies internal to these third-parties could significantly delay or obstruct our ability to recover money for our clients, and thereby interfere with our performance under our contracts and our ability to generate revenue from those contracts in the timeframe we anticipate, which in turn could materially adversely affect our business, financial condition, and results of operations.

We may be precluded from bidding on and/or performing certain work due to other work we currently perform.

        Various laws, regulations and administrative policies prohibit companies from performing work for government agencies that might be viewed to create an actual or perceived conflict of interest. In particular, CMS has stringent conflict of interest rules, which can limit our bidding for specific work for CMS, or for other contracts that might conflict, or be perceived by CMS to conflict, with contractual work for CMS. State governments and managed care organizations also have conflict of interest restrictions that could limit our ability to bid for certain work. Conflict of interest rules and standards constantly change, and are subject to varying interpretations, and varying degrees and consistency of enforcement, at the federal, state and municipal levels, and we cannot assure you that we will be entirely successful in navigating these restrictions and in securing new business for entities for which we are currently conducting or have conducted services, but that may perceive some other aspect of our business operations to create a conflict of interest.

        The expansion and diversification of our business operations greatly increases the potential that clients or potential clients will perceive conflicts of interest between our various subsidiaries, products, services, activities, and client relationships. Such conflicts, whether real or perceived, could result in loss of contracts or requirements that we divest ourselves of certain existing business in order to qualify for new contract awards. Our current management and personnel structure, as well as our corporate organization and entity structure, may require adjustments in order to appropriately mitigate conflicts and otherwise accommodate the needs of a business that has not only expanded in size but has also become more complex and diverse. Our failure to devote sufficient care, attention, and resources to implementation of these adjustments may result in technical or administrative errors that could expose us to potential liability or adverse regulatory action. If we are prevented from expanding our business due to real or perceived conflicts of interest, our business could be adversely affected.

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

  •
  attacks by hackers or nefarious actors;

  •
  computer viruses and other malware, or software defects; and

  •
  physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorist attacks and other events beyond our control.

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

If we do not successfully integrate the businesses that we acquire, we may not realize the anticipated benefits of acquisitions and our results of operations could be adversely affected.

        Historically, we have made a significant number of acquisitions that have expanded the products and services we offer, provided a presence in a complementary business or expanded our geographic presence. Over the past five years alone, we have acquired seven businesses, including HDI, a Nevada-based company, with multiple offices and over 400 employees. Business combinations involve a number of risk factors that could affect our operations, including:

  •
  diversion of management's attention and other resources;

  •
  our ability to maintain relationships with the clients of the acquired business and further develop the acquired business;

  •
  our ability to cross-sell services to clients with which we have established relationships and those with which the acquired businesses have established relationships;

  •
  compliance with regulatory requirements and avoiding potential conflicts of interest in markets that we serve;

  •
  our ability to integrate and coordinate organizations that are geographically diverse and may have different business cultures;

  •
  transition of operations, users and clients to our existing platforms or the integration of data, systems and technology platforms with ours;

  •
  our ability to retain or replace key personnel;

  •
  entry into unfamiliar markets;

  •
  assumption of unanticipated legal or financial liabilities and/or negative publicity related to prior acts by the acquired entity;

  •
  becoming significantly leveraged as a result of incurring debt to finance an acquisition;

  •
  litigation or other claims in connection with the acquired company, including claims from terminated employees, clients, former stockholders or third parties;

  •
  unanticipated operating, accounting or management difficulties in connection with the acquired entities; and/or

  •
  impairment of acquired intangible assets, including goodwill; and dilution to our earnings per share.

        We intend to continue our strategy of undertaking acquisitions to expand and diversify our business. We cannot, however, assure you that we will be able to identify any potential acquisition candidates or consummate any additional acquisitions or that any future acquisitions will be successfully integrated or will be advantageous to us. Entities we acquire may not achieve the revenue and earnings we anticipated or their liabilities may exceed our expectations. We could face integration issues pertaining to the internal controls and operational functions of the acquired companies and we also could fail to realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. Client dissatisfaction or performance problems with a given acquired entity could materially and adversely affect our reputation as a whole. We may be unable to profitably manage entities that we have acquired or that we may acquire, or we may fail to integrate them successfully without incurring substantial expenses, delays or other problems. If we fail to successfully integrate the businesses that we acquire, we may not realize any of the benefits that we anticipated in connection with the acquisitions and our business, financial condition, reputation, results of operations and cash flow could be adversely affected.

We are subject to extensive government regulation and our government contracts are subject to audit and investigation rights. Any violation of the laws and regulations applicable to us or a negative audit or investigation finding could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flow.

        Our business is regulated by the federal government and the states in which we operate. The laws and regulations governing our operations are generally intended to benefit and protect individual citizens, including government program beneficiaries and health plan members, and providers, rather than shareholders. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations, along with the terms of our government contracts, regulate how we do business, what services we offer and how we interact with our clients, providers and the public. We are subject, on an ongoing basis, to various governmental reviews, audits and investigations to verify our compliance with our contracts and applicable laws and regulations.

        In addition, because we receive payments from federal and state governmental agencies, we are subject to various laws, including the federal False Claims Act and similar state statutes, which permit government law enforcement agencies to institute suits against us for violations and, in some cases, to seek double or treble damages, penalties and assessments. In addition, private citizens, acting as whistleblowers, can sue on behalf of the government under the "qui tam" provisions of the federal False Claims Act and similar statutory provisions in many states.

        In addition, the expansion of our operations into new markets, products and services may expose us to requirements and potential liabilities under additional statutes and legislative schemes that have previously not been relevant to our business, such as banking and credit reporting statutes, that may both increase demands on our resources for compliance activities and subject us to potential penalties for noncompliance with statutory and regulatory standards. Increased involvement in analytic or audit work that can have an impact on the eligibility of individuals for medical coverage or specific benefits could increase the likelihood and incidence of our being subjected to scrutiny or legal actions by parties other than our clients, based on alleged mistakes or deficiencies in our work, with significant resulting costs and strain on our resources.

        If the government discovers improper or illegal activities in the course of audits or investigations, we may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions and debarment from doing business with the government. The risks to which we are subject, particularly under the federal False Claims Act and similar state fraud statutes, have increased in recent years due to legislative changes that have (among other amendments) expanded the definition of a false claim to include, potentially, any unreimbursed overpayment received from, or other monetary debt owed to, a government agency. This subjects us to potential liability for a false claim, for example, where we may be overcharged for services by a subcontractor and may pass that charge on to a government client, or where we may have a good faith disagreement with a government agency's view of whether an overpayment has occurred. If we are found to be in violation of any applicable law or regulation, or if we receive an adverse review, audit or investigation, any resulting negative publicity, penalties or sanctions could have an adverse affect on our reputation in the industry, impair our ability to compete for new contracts and materially adversely affect our business, financial condition, results of operations and cash flow.

We may be a party to litigation, regulatory, or other dispute resolution proceedings. Adverse judgments or settlements in any of these proceedings could harm our business, financial condition and operating results.

        We are subject to lawsuits and other claims that arise from time to time in the ordinary course of our business. These may include lawsuits and claims related to contracts, subcontracts, employment of our workforce, or compliance with any of a wide array of state and federal statutes, rules and regulations that pertain to different aspects of our business. We may also be required to initiate expensive litigation or other proceedings to protect our business interests. In addition, because of the payments we receive from government clients, we may be subject to unexpected inquiries, investigations, legal actions or enforcement proceedings pursuant to the False Claims Act, healthcare fraud and abuse laws or similar legislation. Any investigations, settlements or adverse judgments stemming from such legal disputes or other claims may result in significant monetary damages or injunctive relief against us, as well as reputational injury that could adversely affect our market position. In addition, litigation and other legal claims are subject to inherent uncertainties and management's view of currently pending legal matters may change in the future. Those uncertainties include, but are not limited to, costs of litigation, unpredictable judicial or jury decisions and the differing laws and judicial proclivities regarding damage awards among the states in which we operate. Unexpected outcomes in such legal proceedings, or changes in management's evaluation or predictions of the likely outcomes of such proceedings (possibly resulting in changes in established reserves), could materially adversely affect our business, financial condition and operating results.

Our significant indebtedness could adversely affect our financial condition and our ability to operate our business, and we may not be able to generate sufficient cash flows to meet our debt service obligations.

        In connection with our acquisition of HDI, in December 2011, we borrowed $350.0 million in the form of a term loan under a revolving and term secured Credit Agreement and as of December 31, 2012, the outstanding principal balance due on the loan was $332.5 million. Our obligations and any amounts due under the Credit Agreement are guaranteed by our material subsidiaries and secured by a security interest in all or substantially all of our and our subsidiaries' physical assets.

        We may incur additional indebtedness in the future, including under an initial $100 million revolving credit facility and an additional $50 million incremental revolving or term loan commitment, under specified circumstances set forth in the Credit Agreement. Our outstanding indebtedness and any additional indebtedness we incur may have important consequences for us, including, without limitation, that: we may be required to use a substantial portion of our cash flow to pay the principal of and interest on our indebtedness; our indebtedness and leverage may increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressures; our ability to obtain additional financing for working capital, capital expenditures, acquisitions and for general corporate and other purposes may be limited; and, our flexibility in planning for, or reacting to, changes in our business and our industry may be limited.

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

We obtain a significant portion of our business through competitive bidding in response to government requests for proposals (RFPs). We may not be awarded contracts through this process on the same level in the future as in the past and may not successfully re-win contracts. If we fail to accurately estimate the factors upon which we base our contract pricing, we may generate less profit than expected or incur losses on those contracts.

        In order to market our services to clients, we are often required to respond to government RFPs to compete for a contract. This requires that we accurately estimate our cost structure for servicing a proposed contract, the time required to establish operations and likely terms of the proposals submitted by competitors. We must also assemble and submit a large volume of information within an RFP's rigid timetable and our ability to provide timely and complete responses to RFPs will greatly impact our business. Should any part of our business suffer a negative event, for example, a client dispute or a government inquiry, we may be required to disclose the occurrence of that event in an RFP, which could impact our ability to win the contract at issue. We cannot assure you that we will continue to obtain contracts in response to government RFPs, that we will be successful in re-winning contracts after they expire or that our proposals will result in profitable contracts. In addition, if we are unable to win particular contracts, we may be precluded from entering certain client markets for a number of years. If we are unable to consistently win new contract awards over any extended period, our business and prospects will be adversely affected.

        Our pricing is dependent on our internal forecasts and predictions about our projects and the marketplace, which might be based on limited data and could turn out to be inaccurate. A majority of our contracts are contingency fee based. For contingency fee based offerings, we receive our fee based on recoveries received by our clients. To earn a profit on a contingency fee offering, we must accurately estimate costs involved and outcomes likely to be achieved, and assess the probability of completing multiple tasks and transactions within the contracted time period. Some of our contracts with the federal government are cost-plus or time and material based. Revenue on cost-plus contracts is recognized based on costs incurred plus an estimate of the negotiated fee earned. If we do not accurately estimate the costs and timing for completing projects, or if we encounter increased or unexpected costs, delays, failures, liabilities, or risks, including those outside our control, our contracts could prove unprofitable for us or yield lower profit margins than anticipated. Although we believe that we have recorded adequate provisions in our financial statements for losses on our fixed-price and cost-plus contracts where applicable, as required under United States generally accepted accounting principles, or U.S. GAAP, we cannot assure you that our contract loss provisions will be adequate to cover all actual future losses.

The U.S. government's determination to award a contract may be challenged by an interested party, such as another bidder. As a result, even if we win a bid, the contract may be delayed or may never be implemented if such a challenge is successful.

        The laws and regulations governing procurements of goods and services by the U.S. government provide procedures by which other bidders and other interested parties may challenge the award of a government contract. We have had contract awards get protested in the past and may encounter similar protests in the future given the amount of work that we do with the government. Challenges or protests to government awards may be filed even if there are no valid legal grounds on which to base the protest. If any such protests are filed, the government agency may decide to suspend our performance under the contract while such protests are being considered by the Government Accountability Office or the applicable federal court or may choose to take corrective action on its own, in each case, potentially delaying the start of the contract and any payment to us. In addition, we could be forced to expend considerable funds to defend a potential award, while also incurring expenses to maintain our ability to timely start implementation if the protest is resolved in our favor.

        If a protest is successful or if the government agency chooses to take corrective action and does not uphold its original award, our contract award may be terminated or the government agency may reselect bids and award the contract to one of the other bidders. It can take many months over several quarterly periods to resolve protests, and even if we are successful, the resulting delay in the start up and funding of our work under these contracts may cause our actual results to differ materially and adversely from those anticipated. We cannot assure you that we will prevail if a contract we are awarded is protested. Extended implementation delays or successful challenges of our contract awards could have a material adverse effect on our financial condition or results of operations.

We depend on many different entities to supply information. If we are unable to successfully manage our relationships with a number of these suppliers, the quality and availability of our services may be harmed.

        We obtain data used in our services from many sources, including commercial insurance plans, financial institutions, managed care organizations, government entities, and non-government clients. From time to time, challenges arise in managing and maintaining our relationships with these entities that are not our clients, and that furnish information to us pursuant to a combination of voluntary cooperation and legal obligation under laws and regulations that are often subject to differing interpretation. If a number of information sources or suppliers cease to be able or willing to provide us with certain data under terms of use that are acceptable to us and our clients, of if the applicable regulatory and law enforcement regime for use and protection of this data changes in a way that disincentivizes our suppliers to continue to provide us with data, we cannot assure you that we will be able to obtain new agreements with alternative data suppliers on terms favorable to us, or at all. If we are unable to identify and reach the requisite agreements with suitable alternative data suppliers and integrate these data sources into our service offerings, we could experience service disruptions, increased costs, reduced quality of our services and performance penalties under our client contracts.

        Our data suppliers may conclude that some uses of data for our clients are not permitted by our agreements, and seek to limit or end our access and use of certain data for particular purposes or clients. They may also make errors in compiling, transmitting, or accurately characterizing data, or may have technological limitations that interfere with our receipt or use of the data we are relying upon them to provide. Loss of our data suppliers, discontinued access to certain data or a lack of integrity of data that our suppliers provide could have a material adverse effect on our business, financial condition, results of operations, and cash flow.

We may rely on subcontractors and partners to provide clients with a single-source solution or we may serve as a subcontractor to a third party prime contractor.

        From time to time, we may engage subcontractors, teaming partners or other third parties to provide our clients with a single-source solution for a broader range of service needs than we are prepared to furnish independently. Similarly, we are and may in the future be engaged as a subcontractor to a third party prime contractor. Subcontracting arrangements pose unique risks to us because we do not have control over the client relationship and our ability to generate revenue under the subcontract is dependent on the prime contractor, its performance and relationship with the client and its relationship with us. While we believe that we perform appropriate due diligence on our prime contractors, subcontractors and teaming partners, we cannot guarantee that those parties will comply with the terms set forth in their agreements with us or in the case of a prime contractor, the agreement with the client, be reasonable in construing their contractual rights and obligations, or always act appropriately in dealing with us or our clients. We may have disputes with our prime contractors, subcontractors, teaming partners or other third parties arising from the quality and timeliness of work being performed, client concerns or other matters. Performance deficiencies or misconduct by our prime contractors or subcontractors or perceived performance deficiencies by us, could result in a contract termination and/or could adversely affect our client relationships and reputation. We may be exposed to liability if we lose or terminate a subcontractor or teaming partner due to a dispute, and subsequently have difficulty engaging an appropriate replacement or otherwise performing their functions in-house, such that we fail to fulfill our contractual obligations to our client. In the event a prime contract, under which we serve as a subcontractor, is terminated, whether for non-performance by the prime contractor or otherwise, then our subcontract will similarly terminate and we could face contractual liability and the resulting contract loss could adversely affect our business, financial condition and results of operations.

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

If we are unable to protect our intellectual property rights the value of our products and services may be diminished and our business may be adversely affected.

        Our expanding operations and efforts to develop new products and services also make protection of our intellectual property more critical. The steps we have taken to deter misappropriation of intellectual property may be insufficient to protect our proprietary information. Misappropriation of our intellectual property by third parties, or any disclosure or dissemination of our business intelligence, queries, algorithms and other similar information by any means, could undermine any competitive advantage we currently derive or may derive. On the other hand, third parties may claim that we are infringing upon or misappropriating their intellectual property. Either situation could result in our expending significant time and incurring expense to defend ourselves or to enforce our intellectual property rights and could result in our being prevented from furnishing certain products and services. Although we have taken measures to protect our proprietary rights, we cannot assure you that others will not offer products or concepts that are substantially similar to ours and compete with our business. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties or our employees, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our products and services, which could have an adverse effect on our business and financial results.

The federal government or a state may limit or prohibit the outsourcing of certain programs or functions, or may refuse to grant consents and/or waivers necessary to permit private entities, such as us, to perform certain elements of government programs or functions; or other state or federal limitations on our outsourcing of work or vendor use may obstruct cost-effective performance of our contracts.

        The federal government or a state could limit or prohibit private contractors like us from operating or performing elements of certain government functions or programs. State or local governments could be required to operate such programs with government employees as a condition of receiving federal funding. Moreover, under current law, in order to privatize certain functions of government programs, the federal government must grant a consent and/or waiver to the petitioning state or local agency. If the federal government does not grant a necessary consent or waiver, the state or local agency will be unable to outsource that function to a private entity, such as us. This situation could eliminate a contracting opportunity or reduce the value of an existing contract.

        Similarly, other state or federal limitations on outsourcing certain types of work to vendors that supplement our own workforce could make it more difficult for us to fulfill our contracts in a cost-effective manner. Certain segments of our operations use or involve vendor or subcontractor personnel located outside of the United States, who may (under carefully controlled circumstances) access certain PHI in the course of assisting us with various elements of the services we provide to our clients. There is, however, increasing pressure from an expanding number of sources to prohibit the use of off-shore labor, particularly on government contracts. The federal government and a number of states have considered laws that would limit, restrict or wholly prohibit the use of labor by individuals or entities outside of the United States in performance of government contracts, or impose sanctions for the use of such off-shore resources. Some of our clients have already chosen to contractually limit or restrict our ability to use our off-shore resources. Intensified restrictions of this type or associated penalties could raise our costs of doing business, expose us to unexpected fines or penalties, increase the prices we must charge to clients to realize a profit, and eliminate or significantly reduce the value of existing contracts or potential contract opportunities, any of which could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to realize the entire book value of goodwill and other intangible assets from acquisitions.

        As of December 31, 2012, we have approximately $370.7 million of goodwill and $109.9 million of intangible assets. We assess goodwill and other intangible assets at least annually for impairment in the second quarter of each year, or more frequently if certain events or circumstances warrant. In the event that the book value of goodwill is impaired, any such impairment would be charged to earnings in the period of impairment. We cannot assure you that future impairment of goodwill will not have a material adverse effect on our business, financial condition, results of operations and cash flow.

Our success may depend on the continued service and availability of key personnel and we may be unable to attract and retain sufficient qualified personnel to properly operate our business.

        The ability of our executive officers and our senior managers to generate business and execute projects successfully is important to our success. Our President and Chief Executive Officer, William C. Lucia, has over 15 years' experience working across the range of our product and service offerings and together with our other executive officers, has led much of our recent growth. We believe that the depth of our executive officers' healthcare industry knowledge and experience and specifically the years they have spent working for us, has enabled them to create the business strategy that has been critical to our success. In addition, our success requires that we attract, develop, motivate and retain experienced and innovative executive officers; senior managers who have successfully managed or designed government services programs or who have relevant experience in other sectors of the data management or healthcare industry and information technology professionals who have designed or implemented complex information technology projects. Innovative, experienced and technologically proficient individuals are in great demand and are likely to remain a limited resource. We cannot assure you that we will be able to continue to attract and retain the most capable and desirable executive officers and senior managers. The loss of the services of one or more of our key employees or the loss of significant numbers of senior managers or information technology professionals could adversely affect our business, financial condition, results of operations and cash flow.

Our ability to execute on contracts is dependent on our ability to attract and retain qualified employees.

        Our delivery of services is labor-intensive. When we are awarded a contract, we must quickly hire project leaders, case management personnel and other personnel with the specific qualifications required by our contracts. The additional staff also creates a concurrent demand for increased administrative personnel. Our ability to maintain our productivity and profitability is limited by our ability to recruit, employ, train and retain the skilled personnel necessary to fulfill our requirements under our contracts. The success of recruitment and retention strategy depends on a number of factors, including the competitive demands for employees having the skills we need and the level of compensation required to hire and retain such employees. We cannot assure you that we will be able to recruit the appropriate personnel in the timeframe required to fulfill our contractual obligations, that we will be successful in maintaining the personnel necessary to operate efficiently and support our business or that if our recruitment and retention strategies are successful, our labor costs will not increase significantly. Our inability to hire sufficient personnel on a timely basis and without significantly increasing our labor costs could adversely affect our business, financial condition, results of operations and cash flow.

Our health insurance coverage and self-insurance reserves may not cover future claims.

        We maintain various insurance policies for employee health, Workers' Compensation, general liability and property damage. We are self-insured for our health plans, and have purchased a fully-insured stop loss policy to help offset our liability for both individual and aggregate claim costs. We are also responsible for losses up to a certain limit for Workers' Compensation, general liability and property damage insurance.

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

        The market price of our common stock has fluctuated widely and may continue to do so. During the 52-week period ended February 22, 2013, the closing price of our common stock on the NASDAQ Global Select market ranged from a high of $36.71 per share, to a low of $20.61 per share. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. Some of these factors are:

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

        In addition, the stock market often experiences significant price and volume fluctuations. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company's stock drops significantly, shareholders may institute securities class action litigation against that company. Any litigation against us could cause us to incur substantial costs, divert the time and attention of our management and other resources, or otherwise harm our business.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        In June 2010, we purchased the 223,000 square foot office building in Irving, Texas that serves as our corporate headquarters and as the primary center for our operational activities. We currently occupy approximately 193,000 square feet of the building. As of December 31, 2012, we leased approximately 393,000 square feet of office space in 37 other locations throughout the United States, the leases for which expire between 2013 and 2017. See Note 12 of the Notes to Consolidated Financial Statements for additional information about our lease commitments. In general, we believe our facilities are suitable to meet our current and reasonably anticipated needs.

Item 3.    Legal Proceedings.

        Legal proceedings to which we are a party are not expected to have a material adverse effect on our financial position, results of operations, or liquidity.

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

	High	Low
Year ended December 31, 2012
Quarter ended December 31, 2012	$33.64	$18.50
Quarter ended September 30, 2012	$37.19	$30.35
Quarter ended June 30, 2012	$34.20	$22.80
Quarter ended March 31, 2012	$34.98	$28.73
Year ended December 31, 2011
Quarter ended December 31, 2011	$32.33	$22.45
Quarter ended September 30, 2011	$26.81	$19.77
Quarter ended June 30, 2011	$28.27	$23.87
Quarter ended March 31, 2011	$27.99	$20.85

Holders

        As of the close of business on February 12, 2013, there were 399 holders of record of our common stock.

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

Comparative Stock Performance Graph

        The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholders return of the NASDAQ Composite Index, the NASDAQ Computer and Data Processing Index and the NASDAQ Health Services Index assuming an investment of $100 on December 31, 2007 and the reinvestment of dividends through fiscal year ended December 31, 2012.

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
HMS Holdings Corp.	100.00	94.91	146.61	195.03	288.89	234.15
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
NASDAQ Computer & Data Processing	100.00	57.50	90.39	98.29	95.15	106.83
NASDAQ Health Services	100.00	75.94	86.81	88.01	72.95	83.15

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

Item 6.    Selected Financial Data.

        The following table sets forth selected consolidated financial data at and for each of the five fiscal years in the period ended December 31, 2012. It should be read in conjunction with the Consolidated Financial Statements and Supplementary Data thereto, included in Item 8 of this Annual Report and Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Annual Report.

	Year ended December 31,
	2012	2011	2010	2009	2008
Statement of Operations Data:
(in thousands, except per share data)
Revenue	$473,696	$363,826	$302,867	$229,237	$184,495
Operating expenses	374,184	282,955	236,123	177,369	147,765

Operating income	99,512	80,871	66,744	51,868	36,730
Interest expense	(16,561)	(605)	(94)	(1,080)	(1,491)
Interest income	12	65	94	226	719
Other Income (expense), net	382	632	(69)	—	—

Income before income taxes	83,345	80,963	66,675	51,014	35,958
Income tax expense	32,829	33,178	26,583	20,966	14,583

Net income and comprehensive income	$50,516	$47,785	$40,092	$30,048	$21,375

Net Income Per Common Share:
Basic net income per common share
Net income per common share—Basic	$0.59	$0.56	$0.49	$0.38	$0.28

Diluted net income per common share
Net income per common share-Diluted	$0.57	$0.55	$0.47	$0.36	$0.27

Weighted average shares:
Basic	86,204	84,588	81,762	78,330	75,144

Diluted	88,365	87,444	85,375	82,862	80,448

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data
(in thousands)
Cash and cash equivalents	$135,227	$97,003	$94,836	$64,863	$49,216
Working capital	$205,537	$169,862	$147,546	$113,967	$70,753
Total assets	$926,052	$869,331	$352,905	$270,644	$222,513
Term loan, less current portion	$297,500	$332,500	—	—	$11,025
Shareholders' equity	$462,874	$391,237	$307,638	$238,293	$178,362

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

Critical Accounting Policies

        Revenue Recognition:    We provide products and services under contracts that contain various fee structures, including contingency fee and fixed fee arrangements. We recognize revenue when a contract exists, products or services have been provided to the client, the fee is fixed and determinable, and collectability is reasonably assured. In addition, we have some contracts with the federal government which are cost-plus or time and material based. Revenue on cost-plus contracts is recognized based on costs incurred plus an estimate of the negotiated fee earned. Revenue on time and materials contracts is recognized based on hours worked and expenses incurred.

        Where contracts have multiple deliverables, we evaluate these deliverables at the inception of each contract and as each item is delivered. As part of this evaluation, we (i) consider whether a delivered item has value to a client on a standalone basis; (ii) use the vendor specific objective evidence (VSOE) of selling price or third party estimate (TPE) of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use best estimated selling price for that deliverable; and (iii) allocate revenue to each non-contingent element based upon the relative selling price of each element. Revenue allocated to each element is then recognized based upon when the four basic revenue recognition criteria are met for each element. Arrangements, including implementation and transaction related revenue, are accounted for as a single unit of accounting. Since implementation services do not carry a standalone value, the revenue relating to these services is recognized over the term of the client contract to which it relates.

        Under our Medicare RAC contract with CMS, we recognize revenue when claims are processed by CMS for offset against future Medicare claims. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS. We accrue an estimated liability for appeals based on the amount of fees which are subject to appeal and which we estimate are probable of being returned to providers following a successful appeal. This estimated liability for appeals is an offset to revenue on our Consolidated Statements of Comprehensive Income. Our estimates are based on our historical experience with appeals activity under our Medicare RAC contract. The estimated liability of appeals of $21.8 million at December 31, 2012, and the $7.4 million as of December 31, 2011, represent our best estimate of the potential amount of repayments related to appeals of claims for which fees were previously collected and recognized as revenue. This is reflected as a separate line item in the current liabilities section of our balance sheet titled "Estimated liability for appeals" to reflect our estimate of this liability. To the extent the amount to be returned to providers following a successful appeal exceeds the amount accrued, revenue in the applicable period would be reduced by the amount of the excess. We similarly accrue an allowance against accounts receivable related to fees yet to be collected, based on the same estimates used to establish the estimated liability for appeals of fees received. Our inability to correctly estimate the estimated liabilities and allowance against accounts receivable could adversely affect our revenue in future periods.

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

        Expense Classifications:    Our cost of services in our Consolidated Statements of Comprehensive Income is presented in the seven categories set forth below. Each category of cost excludes costs relating to selling, general and administrative functions, which are presented separately as a component of total operating expenses. A description of the primary costs included in each cost of service category is provided below:

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

        Valuation of Goodwill, Intangible and Long-lived Assets:    We assess goodwill and other intangible assets at least annually for impairment in the second quarter of each year, or more frequently if certain events or circumstances warrant. We test goodwill for impairment at the reporting unit level. HMS and HDI reporting units are aggregated into a single reporting unit for the purposes of the goodwill impairment test. The single reporting unit is at the entity level of HMS Holdings Corp. We make certain judgments and assumptions in allocating cost to assets and liabilities to determine carrying values for our reporting unit. Impairment testing is performed in two steps: (i) we determine impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, we measure the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The impairment test for intangible assets encompasses calculating a fair value of an intangible asset and comparing the fair value to its carrying value. If the carrying value exceeds the fair value, impairment is recorded.

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

        To determine the fair value of intangible assets, we use the income approach. Determining the fair value of intangible assets requires significant judgments in determining both the assets' estimated cash flows as well as the appropriate discount rates to be applied to those cash flows to determine fair value. Changes in such estimates or the application of alternative assumptions could produce significantly different results.

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

        Estimating valuation allowances and accrued liabilities, such as bad debt:    The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reported period. In particular, management must make estimates of the probability of collecting our accounts receivable. When evaluating the adequacy of the allowance for doubtful accounts, management reviews our accounts receivable based on an analysis of historical bad debts, client concentrations, client credit-worthiness, current economic trends and changes in our client payment terms. As of December 31, 2012 and 2011, the accounts receivable balance was $153.0 million and $119.8 million, respectively, net of allowance for doubtful accounts of $0.8 million and $1.2 million, respectively and estimated allowance for appeals of $6.9 million and $3.0 million, respectively.

        Stock-based Compensation:    We grant stock options to purchase our common stock, restricted stock awards and restricted stock units to our employees and directors. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, which is generally the vesting period. Stock options granted under the 1999 Long Term Incentive Stock Plan, or the 1999 Plan, the Fourth Amended and Restated 2006 Stock Plan, or the 2006 Stock Plan, the HealthDataInsights Inc. Amended 2004 Stock Option and Stock Issuance Plan, or the HDI 2004 Stock Plan and the HDI Holdings, Inc. Amended 2011 Stock Option and Stock Issuance Plan, or the HDI 2011 Stock Plan, generally vest over a one to four year period. The restricted stock awards and restricted stock units granted under our 2006 Stock Plan vest over a three to five year period.

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

        Fair value of Financial Instruments:    We measure certain financial assets and liabilities at fair value based on valuation techniques using the best information available, which may include quoted market prices, market comparables and discounted cash flow projections. Financial instruments may include time deposits, money market funds, and other cost method investments. In general, and where applicable, we use quoted prices in active markets for identical assets to determine fair value. If quoted prices in active markets for identical assets are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs that are observable either directly or indirectly. If quoted prices for identical or similar assets are not available, we use internally developed valuation models, whose inputs include bid prices, and third party valuations utilizing underlying asset assumptions.

        Contingencies:    From time to time, we are involved in legal proceedings in the ordinary course of business. We assess the likelihood of any adverse judgments or outcomes to these contingencies as well as potential ranges of probable losses and establish reserves accordingly. Significant judgment is required to determine both probability and the estimated amount. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and updated information. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. The amount of reserves required may change in future periods due to new developments in each matter or changes in approach to a matter such as a change in settlement strategy.

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

        We provide cost containment services to government and private healthcare payers and sponsors. Our program integrity services ensure that healthcare claims are paid correctly, and our coordination of benefits services ensure that they are paid by the responsible party. Together, these services help clients recover amounts from liable third parties; prevent future improper payments; reduce fraud, waste and abuse; and ensure regulatory compliance.

        Our clients are the Centers for Medicare & Medicaid Services (CMS); state Medicaid agencies; commercial health plans, including Medicaid managed care, Medicare Advantage, and group health lines of business; government and private employers; Pharmacy Benefit Managers (PBMs); child support agencies; the Veterans Health Administration (VHA); and other healthcare payers and sponsors. Our largest client in 2012 was CMS, accounting for 18.2% of our total revenue. CMS has been our client since 2006 and since that time we have performed work for CMS directly and as a subcontractor, under several contracts. Our largest contract with CMS is through HDI, under which HDI has served as the Medicare RAC for Region D since October 2008 and which expires in February 2014.

        Our revenue has increased at an average compounded rate of approximately 20.7% per year for the last five years. Our 2012 revenue increased to $473.7 million, $109.8 million over 2011 revenue, primarily as a result of our acquisition of HDI, the addition of new clients and the expansion of services to existing clients. In addition, state governments have increased their use of vendors for coordination of benefits and other cost containment functions and we have been able to increase our revenue through these initiatives. Leveraging our work on behalf of state Medicaid fee-for-service programs, we began to penetrate the Medicaid managed care market in 2005, into which increasingly more Medicaid lives are being shifted. As of December 31, 2012, we served CMS, the VHA, 47 state Medicaid agencies and the District of Columbia. We also provided services to approximately 100 commercial clients and supported their multiple lines of business, including Medicaid managed care, Medicare Advantage, and group health.

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

        Since 2010, we have made the following material acquisitions of companies and businesses:

  •
  Allied Management Group-Special Investigation Unit.  In June 2010, we purchased all of the common stock of AMG-SIU for an aggregate purchase price of $15.1 million, consisting of a $13.0 million initial cash payment (subsequently reduced by a working capital reduction of $0.2 million) and future contingent payments estimated at $2.3 million and recognized as a contingent payment liability on our balance sheet as of the acquisition date. AMG-SIU, which is based in Santa Ana, California, specializes in fraud, waste and abuse prevention and detection solutions for healthcare payers, which further strengthens our ability to service this segment of the market.

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

  •
  MedRecovery Management, LLC.  In December 2012, we acquired the assets and liabilities of MRM, which provides Workers' Compensation recovery services for commercial health plans, for an aggregate purchase price of $11.8 million, consisting of a $10.8 million initial cash payment and $1.0 million in future contingent payments that are based on the achievement of certain performance milestones.

        In September 2012, our wholly owned subsidiary, IntegriGuard, which is doing business as HMS Federal, was awarded a contract by CMS to perform the Coordination of Benefits and Medicare Secondary Payer Business Program Operations. The contract has an initial term of one year and may be renewed by CMS for four additional one year periods. In October 2012, we received a stop work order on this contract from CMS after a bid protest was filed with the Government Accountability Office (GAO). The bid protest was subsequently dismissed by the GAO in November 2012 when CMS determined to undertake a procurement corrective action with respect to this contract award. The procurement corrective action could result in CMS lifting the stop work order and affirming the award to HMS Federal, making a new award decision or taking some other action. We currently expect CMS's decision with respect to this award by the end of the second quarter of 2013. If CMS lifts the stop work order and affirms the award to HMS Federal, a new bid protest could be filed with the GAO, which could result in CMS imposing a new stop work order on HMS Federal pending the GAO's decision on that new bid protest. The GAO is entitled to take up to 100 days to review any bid protest and issue its decision. As a result, even if CMS affirms the award to HMS Federal during the second quarter of 2013 or later, if a new bid protest is filed, we may not have resolution on this contract award until the third quarter of 2013, or later. We cannot assure you that CMS will affirm the award of this contract to HMS Federal during the second quarter of 2013, or at all, or that if it does, a subsequent bid protest will not be filed, which further suspends our ability to commence working under this contract.

  Healthcare Environment

        In March 2010, the ACA was signed into law and in June 2012, the US Supreme Court upheld the constitutionality of the ACA, ruling that the federal government could not condition continued receipt of a State's existing Medicaid funding on its agreement to implement the Medicaid expansion. As a result, states choosing not to expand their Medicaid programs will forgo only the federal matching funds associated with such expanded coverage. As a result of the ACA, states face increasing pressure to cover more individuals even as many of them are projecting significant budget deficits.

        It is expected that enrollment in government healthcare programs will continue to grow, particularly under the ACA. However, healthcare spending on Medicare and Medicaid has been reported to be growing slower than predicted, with the most recent report from the CBO showing federal spending for the two programs was 5% lower than it estimated in March 2010. As a result, the CBO has lowered its seven-year spending projections for these programs by approximately 15% for each program and made changes to Medicaid spending outlays for the next 10 years, citing lower expected costs per person through Medicaid expansion. The CBO also expects Medicaid enrollment by 2014 will not be as high as originally thought because it is expected that more people will gain health coverage through other sources.

        The ACA also includes a number of provisions for combating fraud, waste and abuse, and we believe that the strong bipartisan support for containing healthcare costs through the measures identified in the ACA, provides us with platform for continued growth across products and markets. We plan to develop and build on existing partnerships with our state, federal and commercial clients and our other partners to provide services that address these provisions and assist these clients with their cost containment objectives.

Years Ended December 31, 2012 and 2011

        The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Comprehensive Income expressed as a percentage of revenue:

	Years ended December 31,
	2012	2011
Revenue	100.0%	100.0%

Cost of service
Compensation	34.1%	34.8%
Data processing	6.6%	6.4%
Occupancy	3.7%	4.1%
Direct project costs	11.7%	11.7%
Other operating costs	4.3%	5.0%
Amortization of intangibles	6.9%	2.3%

Total cost of services	67.3%	64.3%
Selling, general and administrative expenses	11.7%	13.5%

Total operating expenses	79.0%	77.8%

Operating income	21.0%	22.2%
Interest expense	(3.5)%	(0.2)%
Other income/(expense), net	0.1%	0.2%
Interest income	—	—

Income before income taxes	17.6%	22.2%
Income taxes	(6.9)%	(9.1)%

Net income and comprehensive income	10.7%	13.1%

Operating Results

        Revenue for the year ended December 31, 2012 was $473.7 million, an increase of $109.8 million, or 30.2%, from revenue of $363.8 million for the year ended December 31, 2011. Revenue generated by HDI, which we acquired in December 2011, provided $104.3 million of the increase in revenue. Organic growth in existing client accounts provided an increase of $4.0 million, together with changes in the yield and scope of those client projects and differences in the timing of when client projects were completed in the current year compared to the prior year. Revenue generated by new clients for whom there was no revenue in the prior year period provided $10.5 million of the increase. Contract expirations resulted in a revenue decrease of $9.1 million.

        Compensation expense as a percentage of revenue was 34.1% for the year ended December 31, 2012, compared to 34.8% for the prior year. Compensation expense was $161.5 million for 2012, an increase of $34.9 million, or 27.6%, from the prior year compensation expense of $126.6 million. This increase reflects $35.1 million in additional salary expense and $5.5 million in additional expense related to employee benefits, partially offset by a $5.7 million decrease in accrual of incentive compensation. For the year ended December 31, 2012, we averaged 2,229 employees, a 34.4% increase over the year ended December 31, 2011, during which we averaged 1,659 employees. This increase primarily reflects the addition of HDI staff in connection with our December 2011 acquisition, and also includes the addition of staff in the areas of client support, technical support and operations during 2012.

        Data processing expense as a percentage of revenue was 6.6% for the year ended December 31, 2012, compared to 6.4% for the prior year. Data processing expense was $31.5 million for 2012, an increase of $8.4 million, or 36.0%, from the prior year data processing expense of $23.1 million. Improvements to our technology infrastructure and the requirement for higher transaction capacity resulted in higher expenses in 2012. This increase reflects $4.4 million in additional software related costs, $3.1 million in additional hardware and hosting costs, and $0.9 million in additional data communications and data costs due to the growth of our business, including increases in transaction volume and the number of employees.

        Occupancy expense as a percentage of revenue was 3.7% for the year ended December 31, 2012, compared to 4.1% for the prior year. Occupancy expense was $17.5 million for 2012, an increase of $2.4 million, or 16.0%, from the prior year occupancy expense of $15.1 million. $1.4 million of the increase in occupancy expense relates to additional costs associated with the acquisition of HDI in December 2011. Other increases include depreciation and amortization expense of $0.4 million primarily related to our Irving, Texas facility, $0.3 million of equipment rental, $0.3 million of costs associated with moving and combining our data processing centers to a new co-location facility, and $0.2 million of real estate and property taxes.

        Direct project expense as a percentage of revenue remained at 11.7% for the year ended December 31, 2012. Direct project expense for 2012 was $55.3 million, an increase of $12.8 million, or 30.0%, from the prior year direct project expense of $42.5 million, of which $14.6 million relates to additional costs associated with our December 2011 acquisition of HDI. This increase was partially offset by a $1.8 million decrease in direct project expense primarily related to lower subcontractor utilization.

        Other operating expenses as a percentage of revenue were 4.3% for the year ended December 31, 2012, compared to 5.0% for the prior year. Other operating expenses for 2012 were $20.6 million, an increase of $2.5 million, or 14.1%, from the prior year expense of $18.1 million. $1.1 million of the increase in other operating expenses relates to additional costs associated with the acquisition of HDI in December 2011, $3.0 million relates to an increase in professional fees, including consulting, subcontractors and temporary help, $0.4 million to an increase in postage and delivery expenses, and a $0.1 million to an increase in travel expenses. These increases were partially offset by the reversal of the $2.3 million contingent consideration related to our AMG-SIU acquisition, and a $0.3 million prior year reversal of previously accrued accretion for that contingent consideration.

        Amortization of acquisition-related software and intangibles as a percentage of revenue was 6.9% for the year ended December 31, 2012, compared to 2.3% for the prior year. Amortization of acquisition-related software and intangibles expense for 2012 was $32.6 million, an increase of $24.1 million, or 285.2%, compared to the prior year expense of $8.5 million. This expense consists primarily of amortization of client relationships, trade names and software. The increase in amortization of acquisition-related software and intangibles expense for 2012 is a result of a full year of amortization for our acquisition of HDI in December 2011.

        Selling, general and administrative expenses as a percentage of revenue were 11.7% for the year ended December 31, 2012, compared to 13.5% for the prior year. Selling, general and administrative expenses for 2012 were $55.3 million, an increase of $6.1 million, or 12.5%, compared to the prior year expense of $49.2 million, of which $7.3 million relates to additional costs associated with our 2011 acquisition of HDI. Additional increases include a $1.5 million increase in compensation expense. Data processing expense increased by $1.4 million relating to higher software and equipment expenses. Occupancy expenses increased by $0.3 million due to additional space requirements. Other expenses decreased by $4.4 million primarily due to a decrease in acquisition-related transaction costs. During the year ended December 31, 2012, we averaged 209 employees in the sales, general and administrative group, a 71.3% increase over our average of 122 employees in that group during the year ended December 31, 2011

        Operating income for the year ended December 31, 2012 was $99.5 million, or 21.0% of revenue, compared to $81.0 million, or 22.2% of revenue, for the prior year. This decrease as a percentage of revenue was primarily the result of an increase in amortization of intangibles expenses together with an increase in investment in our technology infrastructure in the year ended December 31, 2012.

        Interest expense was $16.6 million for the year ended December 31, 2012, compared to $0.6 million for the same period in 2011. Interest expense represents borrowings under our Term Loan, amortization of deferred financing costs, commitment fees for our revolving credit facility and issuance fees for our Letter of Credit. The increase of $16.0 million compared to the prior year period primarily represents $12.6 million in interest expense and commitment fees on our Term Loan and $3.6 million in related amortization of deferred financing costs. Other income related to tenant rental income from our office building in Irving, Texas decreased by $0.2 million to $0.4 million as a result of expired tenant leases. Interest income was $12,000 for the year ended December 31, 2012, compared to interest income of $65,000 for the year ended December 31, 2011.

        We recorded income tax expense of $32.8 million for the year ended December 31, 2012, compared to income tax expense of $33.2 million for the year ended December 31, 2011, a decrease of $0.4 million. Our effective tax rate decreased to 39.4% in 2012 from 41.0% for the year ended December 31, 2011, primarily due to a change in state apportionments and permanent differences. The principal difference between the statutory rate and our effective rate are state taxes and permanent differences.

        During 2012, we utilized $33.0 million in tax deductions arising from 2012 stock option exercises, which resulted in an excess tax benefit of $12.4 million that was recorded to capital with an offsetting reduction to taxes payable.

        Net income of $50.5 million for the year ended December 31, 2012 represents an increase of $2.7 million over net income for the same period in 2011 of $47.8 million.

Years Ended December 31, 2011 and 2010

        The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Comprehensive Income expressed as a percentage of revenue:

	Years ended December 31,
	2011	2010
Revenue	100.0%	100.0%

Cost of service
Compensation	34.8%	35.1%
Data processing	6.4%	5.9%
Occupancy	4.1%	4.4%
Direct project costs	11.7%	11.7%
Other operating costs	5.0%	5.5%
Amortization of intangibles	2.3%	2.1%

Total cost of services	64.3%	64.7%
Selling, general and administrative expenses	13.5%	13.3%

Total operating expenses	77.8%	78.0%

Operating income	22.2%	22.0%
Interest expense	(0.2)%	—
Other income/(expense), net	0.2%	(0.1)%
Interest income	—	—

Income before income taxes	22.2%	21.9%
Income taxes	(9.1)%	(8.8)%

Net income and comprehensive income	13.1%	13.1%

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

Liquidity and Capital Resources

        At December 31, 2012, our cash and cash equivalents and net working capital were $135.2 million and $205.5 million, respectively.

        In connection with our acquisition of HDI, we entered into a five year, revolving and term secured credit agreement, which we refer to as the Credit Agreement, with certain financial institutions and Citibank, N.A. as Administrative Agent. The Credit Agreement is guaranteed by our material subsidiaries and is supported by a security interest in all or substantially all of our and our subsidiaries' personal property assets. The Credit Agreement, which matures in December 2016, provides for a term loan of $350 million, or the Term Loan, which was used to finance our acquisition of HDI, and a revolving credit facility in an initial amount of $100 million. Under specified circumstances, the revolving credit facility can be increased by up to $50.0 million in additional term or revolving loan commitments. At December 31, 2012, we had an outstanding principal balance of $332.5 million due under the Term Loan.

        The interest rates applicable to both the Term Loan and the revolving credit facility are either (a) the LIBOR multiplied by a statutory reserve rate plus an interest margin ranging from 2.00% to 3.00% based on our consolidated leverage ratio or (b) a base rate plus an interest margin ranging from 1.00% to 2.00% based on our consolidated leverage ratio. The base rate is equal to the greatest of (a) Citibank's prime rate, (b) the federal funds rate plus 0.50% or (c) the one-month LIBOR plus 1.00%. The interest rate at December 31, 2012 was 3.375%. Including debt issuance costs and original issue discounts, the Term Loan has an effective annualized interest rate of approximately 4.8%. In addition, we are required to pay an unused commitment fee on the revolving credit facility during the term of the Credit Agreement of 0.50% per annum.

        The Credit Agreement contains certain customary affirmative and negative covenants. The Credit Agreement requires us to comply, on a quarterly basis, with certain principal financial covenants, including a maximum consolidated leverage ratio reducing from 4.00:1.00 to 3.50:1.00 over the next four years and a minimum interest coverage ratio of 3.00:1.00. We were in compliance with the required financial covenants at December 31, 2012. In addition, the Credit Agreement restricts our ability to make certain payments or distributions with respect to our capital stock, including cash dividends to our shareholders, or any payments to purchase, redeem, retire, acquire, cancel or terminate any shares of our capital stock, which we collectively refer to as restricted payments. However, we may make restricted payments (which include cash dividends) in an aggregate annual amount that does not exceed (i) $30,000,000 plus, if our consolidated leverage ratio (as defined in the Credit Agreement and calculated on a pro forma basis) is no greater than 3.00 to 1.00, plus (ii) an additional amount calculated under the Credit Agreement by reference to our then-existing excess cash flow, so long as, in any circumstance, no event of default would occur under the Credit Agreement as a result of making any such restricted payment. In addition, we may pay dividends to our shareholders in shares of our capital stock without limitation.

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

        As of December 31, 2012, we are in compliance with all the terms of Credit Agreement.

        The Term Loan requires scheduled quarterly principal payments of approximately $4.4 million through December 31, 2012, $8.8 million through December 31, 2014, $21.8 million through December 31, 2015 and $43.8 million through December 16, 2016. As of December 31, 2012, we had made four quarterly principal payments totaling $17.5 million.

        As of December 31, 2012, we had incurred $12.2 million of interest on the outstanding Term Loan and $500,000 in commitment fees on the revolving credit facility. The loan origination fee and issuance costs of $12.7 million incurred upon consummation of the Credit Agreement have been recorded as deferred financing costs and are being amortized as interest expense over the five year life of the Credit Agreement using the effective interest method. For the year ended December 31, 2012, $3.7 million of the financing cost has been amortized to interest expense.

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

        The following tables, which should be read in conjunction with our Consolidated Statements of Cash Flows, represent the cash and cash equivalents, working capital and a summary of our cash flows at December 31, 2012 and 2011, respectively:

	December 31,
(In thousands)	2012	2011
Cash and cash equivalents	$135,227	$97,003
Working Capital	$205,537	$169,862

        A summary of our cash flows is as follows:

	December 31,
(In thousands)	2012	2011
Net cash provided by operating activities	$83,039	$56,729
Net cash used in investing activities	$(38,074)	$(375,721)
Net cash (used in)/provided by financing activities	$(6,741)	$321,159
Net increase in cash and cash equivalents	$38,224	$2,167

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

  •
  investments in our business;

  •
  business development activities; and

  •
  repayment of our Term Loan.

  Cash Flows from Operating Activities

        Net cash provided by operating activities for the year ended December 31, 2012 was $83.0 million, a $26.3 million increase over net cash provided by operating activities of $56.7 million for the year ended December 31, 2011. This increase was primarily attributable to incremental cash flows generated from the HDI acquisition.

        The number of days sales outstanding as of December 31, 2012, net of estimated liability for appeals, decreased to 90 days from 92 days at December 31, 2011. The decrease was primarily associated with a decrease in accounts receivable balances related to the timing of our receipt of payment from several of our clients.

        Operating cash flows could be adversely affected by a decrease in demand for our services or if contracts with our largest clients are cancelled.

  Cash Flows from Investing Activities

        Net cash used in investing activities for the year ended December 31, 2012 was $38.1 million, a $337.6 million decrease over net cash used in investing activities of $375.7 million for the year ended December 31, 2011. In 2011, we recorded the acquisition of HDI which accounts for most of this difference.

  Cash Flows from Financing Activities

        Net cash used in financing activities for the year ended December 31, 2012 was $6.7 million, a $327.9 million decrease over net cash provided by financing activities of $321.2 million for the year ended December 31, 2011. This decrease was primarily attributable to the proceeds of $337.3 million of Term Loan received during December 2011 in relation to acquisition of HDI.

Contractual Obligations

        The following tables represent the scheduled maturities of our contractual cash obligations and other commitments at December 31, 2012 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases(1)	$25,821	$10,082	$7,180	$3,695	$4,864
Term loan(2)	332,500	35,000	122,200	175,300	—
Interest expense(3)	31,830	10,779	17,353	3,698	—
Commitment fee(4)	2,118	623	997	498	—
Letter of Credit fee(5)	71	71	—	—	—
Capital leases(6)	2,182	1,078	1,095	9	—

Total	$394,522	$57,633	$148,825	$183,200	$4,864

(1)
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

(2)
Represents scheduled repayments of principal on the Term Loan under the terms of the Credit Agreement. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding the Credit Agreement.

(3)
Represents estimates of amounts due on Term Loan based on the interest rate as of December 31, 2012 and on scheduled repayments of principal. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding the Credit Agreement.

(4)
Represents the commitment fee due on the revolving credit facility. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding the Credit Agreement.

(5)
Represents the fees for the letter of credit established against the revolving credit facility. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding the Credit Agreement.

(6)
Represents the future minimum lease payments under capital leases.

        We have entered into lease and sublease arrangements for some of our facility obligations and expect to receive the following rental payments in connection with those arrangements (in thousands):

	Payments Expected In
Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
$617	$608	$9	$—	$—

        In May 1997, our Board of Directors authorized us to repurchase up to $10.0 million dollars of shares of our common stock. We repurchased 4,988,538 shares in 1997, at an average price of $1.88 per share. In February 2006, our Board of Directors increased the aggregate purchase price to an amount not to exceed $20.0 million. We repurchased an additional 436,309 shares at an average price of $24.29 per share and completed the Share Repurchase Plan in May 2012. Repurchased shares will be available for use in connection with our stock plans and for other corporate purposes.

        In October 2012, our Board of Directors authorized us to repurchase up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions, for a period of up to two years. Repurchased shares will be available for use in connection with our stock plans and for other corporate purposes.

        As part of our contractual agreement with a client, we have an outstanding irrevocable letter of credit for $4.6 million, which we established against our existing revolving credit facility.

Recent Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board, or FASB, issued authoritative accounting guidance for updates on Fair Value Measurements, specifically, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards. This update amends Accounting Standards Codification (ASC) Topic 820, "Fair Value Measurement and Disclosure," clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This authoritative guidance is effective for annual and interim reporting periods beginning on or after December 15, 2011. This new guidance is to be adopted prospectively and early adoption is not permitted. The adoption of this guidance did not have a material effect on our consolidated financial statements.

        In June 2011, FASB issued Accounting Standards Update (ASU) No. 2011-05 for the presentation of comprehensive income thereby amending ASC 220, Comprehensive Income. The amendment requires that all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment is effective for fiscal years beginning after December 15, 2011 and should be applied retrospectively. The adoption of this guidance did not have a material effect on our consolidated financial statements.

        In September 2011, FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (the revised standard). Under the amendments in this ASU, an entity has an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance did not have a material effect on our consolidated financial statements.

        In July 2012, FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This newly issued accounting standard allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangibles other than goodwill. Under that option, an entity would no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. This ASU is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We do not believe that adoption of this guidance will have a material effect on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        At fiscal year-end 2012, we were not a party to any derivative financial instruments. We conduct all of our business in U.S. currency and hence do not have direct foreign currency risk. We are exposed to changes in interest rates, primarily with respect to the Term Loan under the Credit Agreement. If the effective interest rate for all of our variable rate debt were to increase by 100 basis points (1%), our annual interest expense would increase by a maximum of $3.3 million based on our debt balances outstanding at December 31, 2012. Further, we currently invest substantially all of our excess cash in short-term investments, primarily money market accounts, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact our interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of borrowings or excess cash balances. We do not consider this risk to be material. We manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

Item 8.    Financial Statements and Supplementary Data.

        The information required by Item 8 is found on pages 43 to 69 of this Annual Report.

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

        As required by Rule 13a-15(b) under the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

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

        In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

        Based on this assessment, management has concluded that as of December 31, 2012, our internal control over financial reporting was effective in providing assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. GAAP.

        KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has issued an attestation report on our assessment of our internal control over financial reporting, a copy of which is appears on page 45.

Changes in Internal Control Over Financial Reporting

        Following the acquisition of HDI in December 16, 2011, we commenced the process of aligning the processes and controls of HDI to our existing control environment. This process was completed by December 31, 2012.

        With the exception of changes in connection with our acquisition of HDI described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        Effective March 1, 2013, we entered into new Executive Employment Agreement with William C. Lucia, our President and Chief Executive Officer on substantially the same terms as his prior agreement which expired on February 28, 2013. Unless earlier terminated, this agreement will terminate on February 28, 2015. Mr. Lucia is eligible to receive bonus compensation from us in respect of each fiscal year (or portion thereof) during the term of his employment, in each case as may be determined by our Compensation Committee in its sole discretion on the basis of performance or such other criteria as may be established from time to time by the Compensation Committee in its sole discretion. Mr. Lucia's annualized base salary remains at $650,000 and his target bonus remains at 100% of his base salary.

        If we terminate Mr. Lucia's employment without Cause, in connection with a Change in Control (as defined in the agreement) or otherwise, or if his employment ceases because of his death or disability or if he terminates his employment with Good Reason (as defined in the agreement), then provided Mr. Lucia executes and does not revoke a separation agreement and release and complies with certain restrictive covenants, he will be entitled to receive cash severance in an amount equal to (i) 24 times his monthly base salary paid ratably in equal installments over a 24 month period, (ii) twice a bonus component that will vary depending upon whether the bonus for the year of termination is intended to be "performance-based" compensation and the performance is satisfied or whether the bonus is under a different program, in which case it will be his target bonus and will be paid on the same schedule as (i) above, and (iii) continued health coverage for 24 months or until he becomes eligible for health coverage from another employer, whichever is earlier.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Unless provided in an amendment to this Annual Report on Form 10-K, the following information is incorporated by reference to our 2013 Proxy Statement as follows: (i) information about our Board of Directors to the section captioned "Proposal One—Election of Directors—Our Board of Directors," (ii) information about compliance with Section 16(a) of the Exchange Act to the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance," (iii) information about our Code of Ethics to the section captioned "Corporate Governance—Code of Ethics," (iv) information regarding the procedures by which our shareholders may recommend nominees to our Board of Directors the following sections of our 2013 Proxy Statement: "Questions and Answers—Shareholder Proposals and Director Nominations" and "Board of Directors and Corporate Governance—Director Nomination Process," (v) information about our Audit Committee, including the members of the Committee, and our Audit Committee financial expert, to the section captioned "Board of Directors and Corporate Governance—Board Committees—Audit Committee." The balance of the information required by this item is contained in Item 1 of Part I of this Annual Report on Form 10-K under the caption "Executive Officers of HMS Holdings Corp."

Item 11.    Executive Compensation.

        Unless provided in an amendment to this Annual Report on Form 10-K, information about executive compensation and the compensation of our Board of Directors is incorporated by reference to the sections of our 2013 Proxy Statement captioned "Executive Compensation," "Board of Directors and Corporate Governance—Director Compensation," "Board of Directors and Corporate Governance—Compensation Committee Interlocks and Insider Participation," and "Executive Compensation—Compensation Committee Report."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Unless provided in an amendment to this Annual Report on Form 10-K, information about the security ownership of certain beneficial owners and management is incorporated by reference to the section of our 2013 Proxy Statement captioned "Security Ownership of Certain Beneficial Owners and Management."

Equity Compensation Plan Information

        The following table summarizes information about our equity compensation plans as of December 31, 2012. For additional information about our equity compensation plans see Note 10 of the Notes to Consolidated Financial Statements.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders(1)	4,336,611	$15.60	9,138,398
Equity compensation plans not approved by shareholders(2)	205,000	$6.17	—
HDI plans not approved by shareholders(3)	491,606	$13.53	187,092

Total	5,033,217

(1)
This includes stock options to purchase common stock granted under our 1999 Plan and the 2006 Stock Plan and restricted stock awards and restricted stock units granted under the 2006 Stock Plan.

(2)
Stock options outstanding under plans not approved by the shareholders include: (i) 25,000 options granted in September 2006 to four former senior executives of BSPA in connection with their joining us, (ii) 180,000 options granted in July 2007 to Walter D. Hosp, our Chief Financial Officer, under the terms of his employment agreement.

(3)
Includes stock options to purchase common stock granted under the HDI 2011 Stock Plan, which was assumed in connection with our acquisition of HDI.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        Unless provided in an amendment to this Annual Report on Form 10-K, the following information is incorporated by reference to our 2013 Proxy Statement as follows: (i) information about certain relationships and transactions with related parties to the section captioned "Board of Directors and Corporate Governance—Certain Relationships and Related Party Transactions," and (ii) information about director independence to the section captioned "Board of Directors and Corporate Governance—Board Determination of Independence."

Item 14.    Principal Accounting Fees and Services.

        Unless provided in an amendment to this Annual Report on Form 10-K, information about the fees for professional services rendered by our independent registered public accounting firm in 2012 and 2011 and our Audit Committee's policy on pre-approval of audit and permissible non-audit services provided by our independent registered public accounting firm is incorporated by reference to the proposal in our 2013 Proxy Statement captioned "Ratification of the Selection of Independent Registered Public Accounting Firm."

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

1.
Financial Statements.

  The financial statements are listed in the Index to Consolidated Financial Statements on page 52.

2.
Financial Statement Schedules.

  Financial Statement Schedule II—Valuation and Qualifying Accounts is set forth on page 82. All other financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

3.
Exhibits.

  The Exhibits are set forth on the Exhibit Index on page 83 and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMS Holdings Corp. (Registrant)
By:	/s/ WILLIAM C. LUCIA William C. Lucia Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: February 28, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ROBERT M. HOLSTER Robert M. Holster	Chairman, Board of Directors	February 27, 2013
/s/ WILLIAM C. LUCIA William C. Lucia	Chief Executive Officer, Director (Principal Executive Officer)	February 28, 2013
/s/ WALTER D. HOSP Walter D. Hosp	Chief Financial Officer (Principal Financial Officer)	February 28, 2013
/s/ JOSEPH M. DONABAUER Joseph M. Donabauer	Vice President & Controller (Principal Accounting Officer)	March 1, 2013
/s/ JAMES T. KELLY James T. Kelly	Director	March 1, 2013
/s/ DANIEL N. MENDELSON Daniel N. Mendelson	Director	February 27, 2013

Signatures	Title	Date

/s/ WILLIAM F. MILLER III William F. Miller III	Director	March 1, 2013
/s/ WILLIAM S. MOSAKOWSKI William S. Mosakowski	Director	February 28, 2013
/s/ ELLEN A. RUDNICK Ellen A. Rudnick	Director	February 28, 2013
/s/ BART M. SCHWARTZ Bart M. Schwartz	Director	February 28, 2013
/s/ MICHAEL A. STOCKER Michael A. Stocker, M.D.	Director	February 28, 2013
/s/ RICHARD H. STOWE Richard H. Stowe	Director	February 28, 2013
/s/ CORA M. TELLEZ Cora M. Tellez	Director	March 1, 2013

HMS HOLDINGS CORP. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
HMS Holdings Corp.:

        We have audited the accompanying consolidated balance sheets of HMS Holdings Corp. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HMS Holdings Corp. and subsidiaries as of December 31, 2012 and 2011, and the results of its their operations and its their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HMS Holdings Corp's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP KPMG LLP New York, New York March 1, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
HMS Holdings Corp.:

        We have audited HMS Holing Corp.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). HMS Holdings Corp.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, HMS Holing Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HMS Holdings Corp. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP KPMG LLP New York, New York March 1, 2013

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$135,227	$97,003
Accounts receivable, net of allowance for doubtful accounts of $830 and $1,158, respectively and estimated allowance for appeals for $6,985 and $3,003, respectively	153,014	119,885
Prepaid expenses	14,283	6,602
Prepaid income taxes	—	2,418
Current portion of deferred financing costs	3,336	3,689
Other current assets	317	5,793
Net deferred tax asset	—	2,198

Total current assets	306,177	237,588
Property and equipment, net	129,327	127,177
Goodwill	370,774	361,786
Intangible assets, net	109,919	132,740
Deferred financing costs	5,867	9,203
Other assets	3,988	837

Total assets	$926,052	$869,331

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$40,867	$40,546
Acquisition related contingent consideration	588	2,300
Current portion of term loan	35,000	17,500
Deferred tax liabilities	2,398	—
Estimated liability for appeals	21,787	7,380

Total current liabilities	100,640	67,726

Long-term liabilities:
Deferred rent	500	1,085
Acquisition related contingent consideration	428	—
Term loan	297,500	332,500
Other liabilities	3,305	2,423
Deferred tax liabilities	60,805	74,360

Total long-term liabilities	362,538	410,368

Total liabilities	463,178	478,094

Shareholders' equity:
Preferred stock—$0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock—$0.01 par value; 125,000,000 shares authorized; 92,374,539 shares issued and 86,949,692 shares outstanding at December 31, 2012; 90,575,837 shares issued and 85,587,299 shares outstanding at December 31, 2011	923	906
Capital in excess of par value	271,962	240,241
Retained earnings	210,003	159,487
Treasury stock, at cost: 5,424,847 shares at December 31, 2012 and 4,988,538 shares at December 31, 2011	(20,014)	(9,397)

Total shareholders' equity	462,874	391,237

Total liabilities and shareholders' equity	$926,052	$869,331

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Year ended December 31,
	2012	2011	2010
Revenue	$473,696	$363,826	$302,867

Cost of services:
Compensation	161,547	126,613	106,402
Data processing	31,491	23,118	17,997
Occupancy	17,456	15,053	13,323
Direct project costs	55,272	42,517	35,482
Other operating costs	20,593	18,054	16,515
Amortization of acquisition related software and intangibles	32,551	8,450	6,217

Total cost of services	318,910	233,805	195,936
Selling, general and administrative expenses	55,274	49,150	40,187

Total operating expenses	374,184	282,955	236,123

Operating income	99,512	80,871	66,744
Interest expense	(16,561)	(605)	(94)
Other income/(expense), net	382	632	(69)
Interest income	12	65	94

Income before income taxes	83,345	80,963	66,675
Income taxes	32,829	33,178	26,583

Net income and comprehensive income	$50,516	$47,785	$40,092

Basic income per common share:
Net income per share—basic	$0.59	$0.56	$0.49

Diluted income per share:
Net income per share—diluted	$0.57	$0.55	$0.47

Weighted average shares:
Basic	86,204	84,588	81,762

Diluted	88,365	87,444	85,375

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share amounts)

	Common Stock
					Treasury Stock
	# of Shares Issued		Capital in Excess of Par Value	Retained Earnings			Total Shareholders' Equity
		Par Value			# of Shares	Amount
Balance at January 1, 2010	85,600,218	$856	$175,224	$71,610	4,988,538	$(9,397)	$238,293

Net income and comprehensive income	—	—	—	40,092	—	—	40,092
Stock-based compensation cost	—	—	7,544	—	—	—	7,544
Exercise of stock options	2,741,328	27	9,101	—	—	—	9,128
Excess tax benefit from exercise of stock options	—	—	12,581	—	—	—	12,581

Balance at December 31, 2010	88,341,546	$883	$204,450	$111,702	4,988,538	$(9,397)	$307,638

Net income and comprehensive income	—	—	—	47,785	—	—	47,785
Stock-based compensation cost	—	—	8,376	—	—	—	8,376
Equity consideration for the acquisition of HDI			3,799				3,799
Exercise of stock options	2,133,824	23	12,721	—	—	—	12,744
Vesting of restricted stock awards and units, net of shares withheld for employee tax	100,467	—	(1,156)	—	—	—	(1,156)
Excess tax benefit from exercise of stock options	—	—	12,051	—	—	—	12,051

Balance at December 31, 2011	90,575,837	$906	$240,241	$159,487	4,988,538	$(9,397)	$391,237

Net income and comprehensive income	—	—	—	50,516	—	—	50,516
Stock-based compensation cost	—	—	9,116	—	—	—	9,116
Purchase of Treasury Stock	—	—	—	—	436,309	(10,617)	(10,617)
Exercise of stock options	1,673,457	16	11,957	—	—	—	11,973
Vesting of restricted stock awards and units, net of shares withheld for employee tax	125,245	1	(1,785)	—	—	—	(1,784)
Excess tax benefit from exercise of stock options	—	—	12,433	—	—	—	12,433

Balance at December 31, 2012	92,374,539	$923	$271,962	$210,003	5,424,847	$(20,014)	$462,874

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

	Year ended December 31,
	2012	2011	2010
Operating activities:
Net income and comprehensive income	$50,516	$47,785	$40,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,836	22,435	15,908
Stock-based compensation expense	9,116	8,376	7,544
Excess tax benefit from exercised stock options	(12,433)	(12,051)	(12,581)
Deferred income taxes	(6,323)	1,818	2,316
Allowance for doubtful debts	3,654	359	197
Change in fair value of contingent consideration	(2,300)	(273)	273
Loss on disposal of fixed assets	290	267	23
Changes in assets and liabilities:
Accounts receivable	(36,382)	(31,931)	(9,657)
Prepaid expenses	(7,670)	(1,081)	664
Prepaid income taxes	14,326	14,288	13,282
Other current assets	667	(538)	(304)
Other assets	(127)	113	90
Accounts payable, accrued expenses and other liabilities	462	(218)	4,078
Estimated liability for appeals	14,407	7,380	—

Net cash provided by operating activities	83,039	56,729	61,925

Investing activities:
Investment in certificate of deposit	—	(4,809)	—
Proceeds from redemption of certificate of deposit	4,809	—	—
Purchases of property and equipment	(25,222)	(18,477)	(15,603)
Purchase of building and land	—	—	(9,886)
Investment in common stock	(3,024)	—	—
Acquisitions, net	(12,393)	(350,578)	(26,149)
Investment in capitalized software	(2,244)	(1,857)	(2,023)

Net cash used in investing activities	(38,074)	(375,721)	(53,661)

Financing activities:
Repayment of term loan	(17,500)	(39,480)	—
Proceeds from term loan	—	337,292	—
Deferred financing costs	—	(292)	—
Purchases of treasury stock	(10,617)	—	—
Payments on contingent consideration	(250)	—	—
Proceeds from exercise of stock options	11,973	12,744	9,128
Payments on capital lease obligations	(996)	—	—
Payments of tax withholdings on behalf of employees for net-share settlement for stock-based compensation	(1,784)	(1,156)	—
Excess tax benefit from exercised stock options	12,433	12,051	12,581

Net cash (used in)/provided by financing activities	(6,741)	321,159	21,709

Net increase in cash and cash equivalents	38,224	2,167	29,973
Cash and cash equivalents at beginning of year	97,003	94,836	64,863

Cash and cash equivalents at end of year	$135,227	$97,003	$94,836

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$20,490	$17,474	$10,949

Cash paid for interest	$13,236	$109	$70

Supplemental disclosure of noncash investing activities:
Tenant improvement allowance	$—	$—	$202

Accrued property and equipment purchases	$4,439	$5,294	$2,804

Accrued acquisition related contingent consideration	$—	$—	$2,573

Issuance of replacement awards in connection with HDI acquisition	$—	$3,799	$—

Equipment purchased through capital leases	$2,127	$—	$—

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

        We provide cost containment services to government and private healthcare payers and sponsors. Our program integrity services ensure that healthcare claims are paid correctly, and our coordination of benefits services ensure that they are paid by the responsible party. Together, these services help clients recover amounts from liable third parties; prevent future improper payments; reduce fraud, waste and abuse; and ensure regulatory compliance.

        Since our inception, we have grown both organically and through targeted acquisitions. In 1985 we began providing coordination of benefits services to state Medicaid agencies. We expanded into the Medicaid managed care market, providing similar coordination of benefits services when Medicaid began to migrate members to managed care. We launched our program integrity services in 2007 and have since acquired several businesses to expand our service offerings. In 2009, we entered the Medicare market with our acquisition of IntegriGuard, LLC, or IntegriGuard, now doing business as HMS Federal, which provides fraud, waste and abuse analytical services to the Medicare program. In 2009 and 2010, we entered the employer market, working with large self-funded employers through our acquisitions of Verify Solutions, Inc. and Chapman Kelly, Inc. In 2011, we extended our reach in the federal, state and commercial markets with our acquisition of HealthDataInsights, Inc., or HDI. HDI provides improper payment identification services for government and commercial health plans, and is the Medicare Recovery Audit Contractor (RAC) in CMS Region D, covering 17 states and three U.S. territories. In December 2012, we acquired the assets and liabilities of MRM, for an aggregate purchase price of $11.8 million, consisting of a $10.8 million initial cash payment and $1.0 million in future contingent payments that are based on the achievement of certain performance milestones. We recognized $11.2 million of goodwill in connection with our acquisition of MRM. We expect to reallocate the intangible assets in 2013 from goodwill upon the completion of our assessment of the fair value of the assets acquired.

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

  (c) Use of Estimates

        The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles, or U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, primarily accounts receivable, intangible assets, accrued expenses, estimated liability for appeals and disclosure of contingent assets and

1. Summary of Significant Accounting Policies (Continued)

liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Our actual results could differ from those estimates.

  (d) Reclassifications

        Certain reclassifications were made to prior year amounts to conform to the current period presentation.

  (e) Cash and Cash Equivalents

        We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of deposits that are readily convertible into cash.

  (f) Concentration of Credit Risk

        Financial instruments (principally cash and cash equivalents, accounts receivable, accounts payable and accrued expenses) are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Our long-term debt or Term Loan is carried at cost. Due to the variable interest rate associated with the Term Loan, its fair value approximates its carrying value.

        Our policy is to limit our credit exposure by placing our investments with financial institutions evaluated as being creditworthy, or in short-term money market funds which are exposed to minimal interest rate and credit risk. We maintain our cash in cash depository accounts and certificate of deposits with large financial institutions. The balance in certain of these accounts exceeds the maximum balance insured by the Federal Deposit Insurance Corporation of up to $250,000 per bank account. We have not experienced any losses on our bank deposits and we believe these deposits do not expose us to any significant credit risk.

        We are subject to potential credit risk related to changes in economic conditions within the healthcare market. However, we believe that our billing and collection policies are adequate to minimize the potential credit risk. We perform ongoing credit evaluations of our clients and generally do not require collateral. We have no history of significant losses from uncollectible accounts.

  (g) Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets utilizing the straight-line method. We provide amortization of leasehold improvements on a straight-line basis over the shorter of a five year period or the term of the related lease. Equipment leased under capital leases is depreciated over the shorter of (i) the term of the lease and (ii) the estimated useful life of the equipment. The depreciation expense on assets acquired under capital leases is included in our Consolidated Statements of Comprehensive Income as depreciation expense. The estimated useful lives are as follows:

Equipment	2-3 years
Leasehold improvements	3-5 years
Furniture and fixtures	5-7 years
Building and building improvements	up to 39.5 years

  (h) Software and Software Development Cost

        Certain software development costs related to software that is acquired or developed for internal use while in the application development stage are capitalized. All other costs to develop software for internal

1. Summary of Significant Accounting Policies (Continued)

use, either in the preliminary project stage or post-implementation stage, are expensed as incurred. Amortization of software and software development costs is calculated on a straight-line basis over the expected economic life of the product, generally estimated to be 5-10 years.

  (i) Goodwill

        Goodwill, representing the excess of acquisition costs over the fair value of assets and liabilities of acquired businesses, is not amortized; rather it is subject to a periodic assessment for impairment by applying a fair value based test. Goodwill is assessed for impairment on an annual basis in the second quarter of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. Fair value is based on a projection of the estimated discounted future net cash flows expected to be achieved from a reporting unit using a discount rate reflective of our cost of funds. The fair value of the reporting unit is compared with the asset's recorded value. If the recorded value is less than the fair value of the reporting unit, no impairment is indicated. If the fair value of the reporting unit is less than the recorded value, an impairment charge is recognized for the difference between the carrying value and the fair value. No impairment losses have been recorded in any of the periods presented. HMS and HDI reporting units are aggregated into a single reporting unit for the purposes of the goodwill impairment test. The single reporting unit is at the entity level of HMS Holdings Corp.

        We evaluate the recoverability of goodwill either annually or whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable. Such circumstances could include, but are not limited to (i) a significant decrease in the market value of an asset, (ii) a significant adverse change in the extent or manner in which an asset is used, or (iii) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset.

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

        For long-lived assets and intangible assets, we measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. If the sum of the expected future net cash flows is less than the carrying value of the asset being evaluated, we would recognize an impairment charge. The impairment charge would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The determination of fair value is based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. We did not recognize any impairment charges related to our long-lived assets, property and equipment, goodwill or intangible assets, during the years ended December 31, 2012 and 2011, as management believes that carrying amounts were not impaired.

  (k) Acquisition Accounting

        The acquisition method of accounting requires companies to assign values to assets acquired and liabilities assumed based upon their fair value. In most instances there is not a readily defined or listed

1. Summary of Significant Accounting Policies (Continued)

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

  (l) Income Taxes

        Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary and permanent differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits for net operating loss (NOL) carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is provided against deferred tax assets to the extent their realization is not more likely than not.

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

        The following table reconciles the basic to diluted weighted average shares outstanding (shares in thousands):

	Year Ended December 31,
	2012	2011	2010
Weighted average shares outstanding—basic	86,204	84,588	81,762
Dilutive effect of stock options	1,901	2,715	3,498
Dilutive effect of restricted stock awards and units	260	141	115

Weighted average shares outstanding—diluted	88,365	87,444	85,375

        For the years ended December 31, 2012, 2011 and 2010, 566,876, 441,863 and 195,423 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive. For the year ended December 31, 2012 restricted stock units representing 50,300 shares of common stock were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

  (n) Revenue Recognition and Estimated Liability for Appeals

        We provide products and services under contracts that contain various fee structures, including contingency fee and fixed fee arrangements. We recognize revenue when a contract exists, products or

1. Summary of Significant Accounting Policies (Continued)

services have been provided to the client, the fee is fixed and determinable, and collectability is reasonably assured. In addition, we have contracts with the federal government which are generally cost-plus or time and material based. Revenue on cost-plus contracts is recognized based on costs incurred plus an estimate of the negotiated fee earned. Revenue on time and materials contracts is recognized based on hours worked and expenses incurred.

        Under our Medicare RAC contract with CMS, we recognize revenue when claims are processed by CMS for offset against future medicare claims. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS. We accrue an estimated liability for appeals based on the amount of fees which are subject to appeal and which we estimate are probable of being returned to providers following a successful appeal. This estimated liability for appeals is an offset to revenue on our Consolidated Statements of Comprehensive Income. Our estimates are based on our historical experience with appeals activity under our Medicare RAC contract. The estimated liability of appeals of $21.8 million at December 31, 2012, and the $7.4 million as of December 31, 2011, represent our best estimate of the potential amount of repayments related to appeals of claims for which fees were previously collected and recognized as revenue. This is reflected as a separate line item in the current liabilities section of our balance sheet titled "Estimated liability for appeals" to reflect our estimate of this liability. To the extent the amount to be returned to providers following a successful appeal exceeds the amount accrued, revenue in the applicable period would be reduced by the amount of the excess. We similarly accrue an allowance against accounts receivable related to fees yet to be collected, based on the same estimates used to establish the estimated liability for appeals of fees received. Our inability to correctly estimate the estimated liabilities and allowance against accounts receivable could adversely affect our revenue in future periods.

        Where contracts have multiple deliverables, we evaluate these deliverables at the inception of each contract and as each item is delivered. As part of this evaluation, we (i) consider whether a delivered item has value to a client on a standalone basis; (ii) use the vendor specific objective evidence (VSOE) of selling price or third party estimate (TPE) of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use best estimated selling price for that deliverable; and (iii) allocate revenue to each non-contingent element based upon the relative selling price of each element. Revenue allocated to each element is then recognized when the above four basic revenue recognition criteria are met for each element. Arrangements, including implementation and transaction related revenue, are accounted for as a single unit of accounting. Since implementation services do not carry a standalone value, the revenue relating to these services is recognized over the term of the client contract to which it relates.

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

  (o) Stock-Based Compensation

        The cost of stock-based compensation is recognized in our Consolidated Statements of Comprehensive Income based on the fair value of all awards granted using the Black-Scholes method of valuation. The fair value of each award is determined and the compensation cost is recognized over the service period required to obtain full vesting. Compensation cost to be recognized reflects an estimate of the number of awards expected to vest after taking into consideration an estimate of award forfeitures based on actual experience. Upon the exercise of stock options or the vesting of restricted stock units and restricted stock awards, the resulting excess tax benefits, if any, are credited to additional paid-in capital.

1. Summary of Significant Accounting Policies (Continued)

Any resulting tax deficiencies will first be offset against those cumulative credits to additional paid-in capital. If the cumulative credits to additional paid-in capital are exhausted, tax deficiencies will be recorded to the provision for income taxes. Excess tax benefits are required to be reflected as financing cash inflows in the accompanying Consolidated Statements of Cash Flows.

  (p) Fair Value of Financial Instruments

        We measure certain financial assets and liabilities at fair value based on valuation techniques using the best information available, which may include quoted market prices, market comparables and discounted cash flow projections. Financial instruments may include time deposits, money market funds, and other cost method investments. In general, and where applicable, we use quoted prices in active markets for identical assets to determine fair value. If quoted prices in active markets for identical assets are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs that are observable either directly or indirectly. If quoted prices for identical or similar assets are not available, we use internally developed valuation models, whose inputs include bid prices, and third party valuations utilizing underlying asset assumptions.

        The fair values of our financial instruments reflect the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In addition, the Financial Accounting Standards Board, or the FASB, authoritative guidance requires us to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value.

        Our financial instruments are categorized into a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. In the event the fair value is not readily available/determinable, the financial instrument is carried at cost and referred to as a cost method investment. The evaluation of whether an investment's fair value is less than cost is determined by using a disclosed fair value estimate, if one is available, otherwise, it is determined by evaluating whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment (an impairment indicator).We are not aware of any identified events or change in circumstances that would have a significant adverse effect on the carrying value of our cost method investments. Financial instruments recorded at fair value on our consolidated balance sheets are categorized as follows:

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

1. Summary of Significant Accounting Policies (Continued)

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

  (s) Subsequent Events

        We have evaluated events occurring after December 31, 2012 and through the date and time these financial statements were issued. We have determined that there were no subsequent events or transactions that required recognition or disclosure in the consolidated financial statements.

  (t) Recently Issued Accounting Pronouncements

        In May 2011, FASB, issued authoritative accounting guidance for updates on Fair Value Measurements, specifically, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards. This update amends Accounting Standards Codification (ASC) Topic 820, "Fair Value Measurement and Disclosure," clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This authoritative guidance is effective for annual and interim reporting periods beginning on or after December 15, 2011. This new guidance is to be adopted prospectively and early adoption is not permitted. The adoption of this guidance did not have a material effect on our consolidated financial statements.

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

        In September 2011, FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (the revised standard). Under the amendments in this ASU, an entity has an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance did not have a material effect on our consolidated financial statements.

        In July 2012, FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02). This newly issued accounting standard allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform

1. Summary of Significant Accounting Policies (Continued)

a quantitative impairment test for indefinite-lived intangibles other than goodwill. Under that option, an entity would no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. This ASU is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We do not believe that adoption of this guidance will have a material effect on our consolidated financial statements.

2. Acquisitions

        The results of operations for our acquisitions have been included in the Company's consolidated financial statements from the respective dates of acquisition.

MedRecovery Management, LLC.

        In December 2012, we acquired the assets and liabilities of MRM, for an aggregate purchase price of $11.8 million, consisting of a $10.8 million initial cash payment and $1.0 million in future contingent payments that are based on the achievement of certain performance milestones. We recognized $11.2 million of goodwill in connection with our acquisition of MRM. We expect to reallocate the intangible assets in 2013 from goodwill upon the completion of our assessment of the fair value of the assets acquired.

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

2. Acquisitions (Continued)

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

	December 16, 2011 (As initially reported)	Measuring Period Adjustments	December 16, 2011
Cash and cash equivalents	$15,113	—	$15,113
Accounts receivable	13,190	7,879	21,069
Other current assets	1,358	(525)	833
Deferred income taxes	4,454	85	4,539
Property, plant and equipment	74,741	398	75,139
Intangible assets	119,500	1,600	121,100
Other assets	45	—	45

Total identifiable assets acquired	228,401	9,437	237,838

Accounts payable	332	—	332
Accrued expenses	2,210	—	2,210
Deferred income taxes	69,694	(2,552)	67,142
Long-term debt	39,480	—	39,480
Estimated liability for appeals	—	7,879	7,879
Contingent consideration	—	250	250
Other liabilities	2,645	—	2,645

Total liabilities assumed	114,361	5,577	119,938

Net identifiable assets acquired	114,040	3,860	117,900

Goodwill	254,761	(2,256)	252,505

Net assets acquired	$368,801	1,604	$370,405

        The following table summarizes the fair values of the intangible assets acquired (in thousands):

	Fair Value	Useful Life
Client relationships	$88,500	7-10 years
Restrictive covenants	16,800	5 years
Trade name	15,800	7 years

Total	$121,100

        We recognized $252.5 million of goodwill in connection with our acquisition of HDI, which is primarily attributable to expected synergies and HDI's assembled workforce. We recognized $5.2 million of acquisition-related costs that were expensed during the year ended December 31, 2011. These costs are included in selling, general and administration expenses in the Consolidated Statements of Comprehensive Income for the year ended December 31, 2011. The Consolidated Statements of Comprehensive Income include HDI revenue of $2.1 million and HDI net loss of $93,000 for the period commencing on the date the acquisition was consummated, December 16, 2011 through December 31, 2011. The following represents our pro forma Consolidated Statements of Income as if HDI had been included in our consolidated results for the year ended December 31, 2011 (in thousands, except per share data):

(unaudited)	For the year ended December 31, 2011
Total revenue	$423,390
Net income	$39,207
Earnings per share:
Basic	$0.46
Diluted	$0.45

2. Acquisitions (Continued)

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

Allied Management Group—Special Investigation Unit, Inc.

        In June 2010, we purchased all of the common stock of AMG-SIU for an aggregate purchase price of $15.1 million, consisting of a $13.0 million initial cash payment (subsequently reduced by a working capital reduction of $0.2 million) and future contingent payments estimated at $2.3 million and recognized as a contingent payment liability on our balance sheet as of the acquisition date. At closing, $3.5 million of the purchase price was held in escrow to be released in three annual payments: $1.8 million in July 2011 and $875,000 in July 2012 and 2013, of which the $1.8 million for 2011 has been released and the remainder is being held in escrow pending the resolution of certain potential covered losses. The future contingent payments were based on AMG-SIU's financial performance for each of the twelve month periods ending June 30, 2012 and June 30, 2011 and were not subject to a cap. AMG-SIU did not achieve the required financial milestones for the twelve months ended June 30, 2012 and June 30, 2011. During 2012 we reversed the $2.3 million contingent payment liability upon the non-achievement of associated performance milestones. This amount is included in other operating costs for the year ended December 31, 2012.

3. Property and Equipment

        Property and equipment at December 31, 2012 and 2011 consisted of the following (in thousands):

	December 31,
	2012	2011
Equipment	$71,605	$55,925
Leasehold improvements	6,667	6,147
Building	8,624	8,624
Building improvements	6,757	3,472
Land	1,128	1,128
Furniture and fixtures	13,454	11,247
Capitalized software	94,269	91,620

	202,504	178,163
Less accumulated depreciation and amortization	(73,177)	(50,986)

Property and equipment, net	$129,327	$127,177

        Depreciation and amortization expense related to property and equipment charged to operations for the years ended December 31, 2012, 2011 and 2010 was $26.9 million, $14.7 million and $10.5 million, respectively. In connection with our operating leases for our facilities, we did not record any tenant

3. Property and Equipment (Continued)

improvement allowances for the year ended December 31, 2012 and 2011 compared to $0.2 million in tenant improvement allowances for the year ended December 31, 2010. Capital leases included as part of equipment totaled approximately $3.7 million and $1.6 million at December 31, 2012 and December 31, 2011, respectively and had accumulated depreciation of approximately $1.5 million and $94,000 for those periods. Depreciation expense for equipment under capital leases for the year ended December 31, 2012 and 2011 was approximately $1.4 million and $94,000, respectively. There was no depreciation expense for equipment under capital leases for the year ended December 31, 2010.

4. Intangible Assets

        Intangible assets consisted of the following at December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011	Useful Life
Client Relationships	$121,205	$120,986	5-10 years
Restrictive covenants	$19,300	19,126	3-7 years
Trade name	$19,733	18,933	3-5 years

	160,238	159,045
Less accumulated amortization	(50,319)	(26,305)

Intangible assets, net	$109,919	$132,740

        Estimated amortization expense of intangible assets is expected to approximate the following (in thousands):

Year ending December 31,
2013	$22,267
2014	19,325
2015	18,998
2016	18,662
Thereafter	30,667

        For the years ended December 31, 2012, December 31, 2011 and December 31, 2010, amortization expense related to intangible assets was $24.4 million, $7.3 million and $5.5 million, respectively.

        The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows (in thousands):

Balance at December 31, 2010	$107,414
Chapman Kelly acquisition measurement period adjustments	(739)
Prudent Rx earn out	350
Acquisition of HDI	254,761

Balance at December 31, 2011	$361,786

HDI measurement period adjustments	(2,256)
Acquisition of MRM	11,244

Balance at December 31, 2012	$370,774

5. Accounts Payable, Accrued Expenses and Other Liabilities

        Accounts payable, accrued expenses and other liabilities at December 31, 2012 and 2011 consisted of the following (in thousands):

	December 31,
	2012	2011
Accounts payable, trade	$10,874	$12,453
Accrued compensation	11,422	16,126
Accrued direct project costs	1,996	570
Accrued other liabilities	16,575	11,397

Total Accounts Payable, Accrued Expenses and Other Liabilities	$40,867	$40,546

6. Income Taxes

        The income tax expense for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	December 31,
	2012	2011	2010
Current tax expense:
Federal	$33,456	$25,229	$19,956
State	5,696	6,131	4,311

	39,152	31,360	24,267

Deferred tax expense/(benefit):
Federal	(6,085)	1,971	2,191
State	(238)	(153)	125

	(6,323)	1,818	2,316

Total income tax expense	$32,829	$33,178	$26,583

        A reconciliation of the income tax expense calculated using the applicable federal statutory rates to the actual income tax expense for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	December 31,
	2012	%	2011	%	2010	%
Computed at federal statutory rate	$29,171	35.0	$28,337	35.0	$23,336	35.0
State and local tax expense, net of federal benefit	3,548	4.3	3,907	4.8	2,894	4.3
Other, net	110	0.1	934	1.2	353	0.6

Total income tax expense	$32,829	39.4	$33,178	41.0	$26,583	39.9

        Our effective tax rate decreased to 39.4% for the year ended December 31, 2012 from 41.0% for the year ended December 31, 2011, primarily due to a change in state apportionments and permanent differences. The principal difference between the statutory rate and our effective rate is state taxes and permanent differences.

        Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. The tax effect of temporary

6. Income Taxes (Continued)

differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 were as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Allowance for doubtful accounts and deferred revenue	$422	$883
Restructuring cost	142	157
Goodwill and other intangibles	7,261	5,957
Accounts receivables	5,043	4,308
Net operating loss carry forwards	52	136
Deferred stock compensation	5,311	5,588
Deferred rent	226	454
Other	1,410	1,483

Total deferred tax assets before valuation allowance	19,867	18,966
Less valuation allowance	(81)	(81)

Total deferred tax assets after valuation allowance	19,786	18,885

Deferred tax liabilities:
Goodwill and other intangibles	72,106	81,689
Capitalized software cost	2,946	2,107
Property and equipment	7,937	7,251

Total deferred tax liabilities	82,989	91,047

Total net deferred tax (liabilities)/assets	$(63,203)	$(72,162)

Net current deferred tax assets/ (liabilities)	$(2,398)	$2,198
Net non-current deferred tax liabilities	(60,805)	(74,360)

Total net deferred (liabilities)/tax assets	$(63,203)	$(72,162)

        During 2012, we utilized $33.0 million in tax deductions arising from 2012 stock option exercises, which resulted in an excess tax benefit of $12.4 million that was recorded to capital and an offsetting reduction to taxes payable.

        At December 31, 2012 and 2011, we had approximately $2.0 million and $1.3 million, respectively, of net unrecognized tax benefits for which there is uncertainty about the allocation and apportionment impacting state taxable income. We do not expect any significant changes in unrecognized tax benefits during the next twelve months. We have recognized interest accrued related to unrecognized tax benefits in interest expense and penalties in tax expense. The accrued liabilities related to uncertain tax positions were $0.8 million and $0.5 million at December 31, 2012 and 2011, respectively. We believe that it is reasonably possible that decreases in unrecognized tax benefits of up to $0.1 million may be recorded within the next year.

        We file income tax returns with the U.S. federal government and various state jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2009. We operate in a number of state and local jurisdictions, most of which have never audited our records. Accordingly, we are subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction. We are currently being examined by the States of New York and Idaho. HDI's 2009 federal tax return was examined by the Internal Revenue Service and a closing letter was issued in August 2012 for no change to taxable income.

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

        The interest rates applicable to both the Term Loan and the revolving credit facility are either (a) the LIBOR multiplied by a statutory reserve rate plus an interest margin ranging from 2.00% to 3.00% based on our consolidated leverage ratio or (b) a base rate plus an interest margin ranging from 1.00% to 2.00% based on our consolidated leverage ratio. The base rate is equal to the greatest of (a) Citibank's prime rate, (b) the federal funds rate plus 0.50% and (c) the one-month LIBOR plus 1.00%. The interest rate at December 31, 2012 was 3.375%. Including debt issuance costs and original issue discounts, the Term Loan has an effective annualized interest rate of approximately 4.8%. In addition, we are required to pay an unused commitment fee on the revolving credit facility during the term of the Credit Agreement of 0.50% per annum.

        The Credit Agreement contains certain customary affirmative and negative covenants. The Credit Agreement requires us to comply, on a quarterly basis, with certain principal financial covenants, including a maximum consolidated leverage ratio reducing from 4.00:1.00 to 3.50:1.00 over the next four years and a minimum interest coverage ratio of 3.00:1.00. We were in compliance with the required financial covenants at December 31, 2012. In addition, the Credit Agreement restricts our ability to make certain payments or distributions with respect to our capital stock, including cash dividends to our shareholders, or any payments to purchase, redeem, retire, acquire, cancel or terminate any shares of our capital stock, which we collectively refer to as restricted payments. However, we may make restricted payments (which include cash dividends) in an aggregate annual amount that does not exceed (i) $30,000,000 plus, if our consolidated leverage ratio (as defined in the Credit Agreement and calculated on a pro forma basis) is no greater than 3.00 to 1.00, plus (ii) an additional amount calculated under the Credit Agreement by reference to our then-existing excess cash flow, so long as, in any circumstance, no event of default would occur under the Credit Agreement as a result of making any such restricted payment. In addition, we may pay dividends to our shareholders in shares of our capital stock without limitation.

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

        As of December 31, 2012, we are in compliance with all the terms of Credit Agreement.

        The Term Loan requires scheduled quarterly principal payments of approximately $4.4 million through December 31, 2012, $8.8 million through December 31, 2014, $21.8 million through December 31, 2015 and $43.8 million through December 16, 2016. As of December 31, 2012, we had made four quarterly principal payments totaling $17.5 million.

        As of December 31, 2012, we had incurred $12.2 million of interest expense on the outstanding Term Loan and incurred $500,000 in commitment fees on the revolving credit facility. The loan origination fee

7. Credit Agreement (Continued)

and issuance costs of $12.7 million incurred upon consummation of the Credit Agreement have been recorded as deferred financing costs and are being amortized as other expense over the five year life of the Credit Agreement using the effective interest method. For the year ended December 31, 2012, $3.7 million of the financing cost has been amortized to interest expense.

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

8. Equity

  (a) Treasury Stock

        In May 1997, our Board of Directors authorized us to repurchase up to ten million dollars of shares of our common stock. We repurchased 4,988,538 shares in 1997, at an average price of $1.88 per share. In February 2006, our Board of Directors increased the aggregate purchase price to an amount not to exceed $20.0 million. We repurchased an additional 436,309 shares at an average price of $24.29 per share and completed the Share Repurchase Plan in May 2012. Repurchased shares will be available for use in connection with our stock plans and for other corporate purposes.

        In October 2012, our Board of Directors authorized us to repurchase up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions, for a period of up to two years. Repurchased shares will be available for use in connection with our stock plans and for other corporate purposes.

  (b) Preferred Stock

        Our certificate of incorporation, as amended, authorizes the issuance of up to 5,000,000 shares of "blank check" preferred stock with such designations, rights and preferences as may be determined by our Board of Directors. As of December 31, 2012, no preferred stock had been issued.

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

        For the years ended December 31, 2012, 2011 and 2010, we contributed $3.7 million, $2.8 million and $2.5 million, respectively, to the 401(k) Plan in the form of matching contributions.

10. Stock-Based Compensation

        We grant stock options to purchase our common stock, restricted stock awards and restricted stock units to our employees and directors under the Amended 2011 Stock Option and Stock Issuance Plan, or the HDI 2011 Stock Plan, which we assumed in connection with our acquisition of HDI and the Fourth

10. Stock-Based Compensation (Continued)

Amended and Restated 2006 Stock Plan, or the 2006 Stock Plan. The HDI 2011 Stock Plan superseded the HealthDataInsights Inc. Amended 2004 Stock Option/Stock Issuance Plan, or the HDI 2004 Stock Plan. The 2006 Stock Plan was adopted in June 2006 and superseded our 1999 Long-Term Incentive Stock Plan, or the 1999 Plan. We have previously granted stock options outside of our plans, and some of those stock options still remain outstanding.

        Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. Stock options granted under the HDI 2011 Stock Plan vest over a one month to four-year period. Stock options granted under the 2006 Stock Plan generally vest over a one to four year period. All stock options granted under the 1999 Plan and outside our plans are fully vested. The restricted stock awards and restricted stock units granted under the 2006 Stock Plan vest over a one to five year period and the related stock-based compensation expense is ratably recognized over those same time periods.

        Total stock-based compensation expense charged as a selling, general and administrative expense in our Consolidated Statements of Comprehensive Income related to our stock compensation plans was $9.1 million, $8.4 million and $7.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. During fourth quarter 2012, we cancelled performance-based nonqualified stock options and restricted stock units previously granted to our executive officers and employees as the associated performance targets were not met for the fiscal year ended December 31, 2012. As a result of the cancellation, we recognized a benefit of $4.9 million.

        The total income tax benefit related to stock-based compensation expense recognized in our Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010 was $12.4 million, $12.1 million and $12.6 million, respectively.

  (a) Amended 2011 Stock Option and Stock Issuance Plan

        We assumed the HDI 2011 Stock Plan in connection with our acquisition of HDI. As of December 31, 2012, there were stock options to purchase 491,606 shares of common stock outstanding under the HDI 2011 Stock Plan.

        The HDI 2011 Stock Plan is divided into two separate equity programs: a stock option grant program and a stock issuance program. The HDI 2011 Stock Plan permits the grant of incentive stock options, non-qualified stock options and share awards. A total of 836,122 shares have been authorized for issuance under the 2011 Stock Plan. The maximum number of shares available to be issued under the Plan is currently 187,092 shares, subject to adjustments for any stock splits, stock dividends or other specified adjustments which may take place in the future. Former HDI employees as well as new (i) employees, (ii) non-employee directors and (iii) consultants and other independent advisors are eligible to participate in the HDI 2011 Stock Plan. However, only employees are eligible to receive incentive stock options. The exercise price of stock options granted under the HDI 2011 Stock Plan may not be less than fair market value of a share of stock on the grant date, as measured by the closing price of our common stock on The NASDAQ Global Select Market and the term of a stock option may not exceed ten years.

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

10. Stock-Based Compensation (Continued)

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

        During the fourth quarter of 2012, the Compensation Committee of the Board of Directors approved stock option grants to purchase an aggregate of 951,912 shares of common stock to our directors, executive officers and employees under the 2006 Stock Plan at exercise prices ranging from $27.79 to $27.86 per share, the closing price of our common stock on the respective grant dates and 123,838 restricted stock units. The stock options and restricted units granted to our directors in October 2012 vest quarterly over a one year period commencing on December 31, 2012. The stock options and restricted units granted to our executive officers vest as follows: one half of the stock options vest in one-third increments on December 31, 2013, 2014 and 2015. and the other half vests on December 31, 2015, provided certain pre-defined performance and service conditions are satisfied. The stock options granted to other current employees vest as follows: stock options and restricted units vest in one-third increments on December 31, 2013, 2014 and 2015.

        During the year ended December 31, 2012, we granted stock options to purchase an aggregate of 958,746 shares of common stock and 128,461 restricted stock units under the 2006 Stock Plan.

        As of December 31, 2012, there were 9,138,398 shares of common stock available for future grant under the 2006 Stock Plan. We had the following outstanding under the 2006 Stock Plan as of December 31, 2012: (i) stock options to purchase 3,370,734 shares of common stock, (ii) 191,880 restricted stock awards and (iii) 236,620 restricted stock units.

  (c) 1999 Long-Term Incentive Plan

        The 1999 Plan was approved by our shareholders in March 1999 and was superseded by the 2006 Stock Plan in June 2006. Accordingly, no additional awards or options may be granted thereunder. As of December 31, 2012, there were 539,317 stock options outstanding under the 1999 Plan.

  (d) Options Issued Outside the Plans

        As of December 31, 2012, there were stock options to purchase an aggregate of 205,000 shares of our common stock outstanding that were not granted under the 2006 Stock Plan, the 1999 Plan or the HDI 2011 Stock Plan, of which: (i) 25,000 stock options were granted in September 2006 to four former senior executives of BPSA in connection with their joining us and (ii) 180,000 stock options were granted in July 2007 to Walter D. Hosp, our Chief Financial Officer, under the terms of his employment agreement.

10. Stock-Based Compensation (Continued)

  (e) Summary of Stock Options

        Presented below is a summary of our stock option activity for the year ended December 31, 2012 (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at
December 31, 2011	6,296	$11.07
Granted	958	27.76
Cancelled/Forfeitures	(977)	20.92
Exercised	(1,673)	7.19

Outstanding at December 31, 2012	4,604	$14.11	4.57	$57,588
Expected to vest at December 31, 2012	1,728	$22.83	6.35	$9,752
Exercisable at December 31, 2012	2,905	$8.90	3.51	$54,382

        The fair value of each option grant was estimated using the Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of our common stock. Management monitors share option exercises and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The expected terms of options granted are based upon our historical experience for similar types of stock option awards. The risk-free interest rate is based on U.S. Treasury notes.

        The weighted-average grant-date fair value per share of the stock options granted during the years ended December 31, 2012, 2011 and 2010 was $9.35, $8.47 and $7.08, respectively. We estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2012	2011	2010
Expected dividend yield	0%	0%	0%
Risk-free interest rate	0.55%	0.86%	1.51%
Expected volatility	40.13%	42.74%	43.8%
Expected life	4.47 years	4.57 years	4.0 years

        During the years ended December 31, 2012, 2011 and 2010, we issued 1.7 million shares, 2.1 million shares and 2.7 million shares, respectively, of our common stock upon the exercise of outstanding stock options and received proceeds of $12.0 million, $12.7 million and $9.1 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $39.6 million, $42.6 million and $41.9 million, respectively.

        For the years ended December 31, 2012, 2011 and 2010, excluding the reversal of the $2.5 million expense related to the cancellation of the performance-based stock options, approximately $7.3 million, $5.6 million and $6.3 million, respectively, of stock-based compensation cost relating to stock options has been charged against income.

10. Stock-Based Compensation (Continued)

        As of December 31, 2012, there was approximately $16.1 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to stock options outstanding, which is expected to be recognized over a weighted-average period of 1.7 years.

  (f) Restricted Stock Units

        In 2012, 2011 and 2010, certain employees received restricted stock units under the 2006 Stock Plan. The fair value of restricted stock units is estimated based on the closing sale price of our common stock on the NASDAQ Global Select Market on the date of issuance. The total number of restricted stock units expected to vest is adjusted by estimated forfeiture rates. As of December 31, 2012, 2011 and 2010, 379,734, 474,739 and 55,793 restricted stock units remain unvested and there was approximately $4.1 million, $6.5 million and $2.6 million, respectively, of unamortized compensation cost related to restricted stock units which is expected to be recognized over the remaining weighted-average vesting period of 1.7 years.

        For the years ended December 31, 2012, 2011 and 2010, stock-based compensation expense related to restricted stock units, excluding the reversal of the $2.4 million expense related to the cancellation of performance-based RSUs, was $1.0 million, $2.0 million and $0.4 million, respectively.

        A summary of the status of our restricted stock units, as of December 31, 2012 and changes in restricted stock units outstanding under the 2006 Stock Plan is as follows (in thousands, except for weighted average grant date fair value per unit):

	Number of Units	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding balance at December 31, 2011	509	$16.84
Granted	125	26.07
Vesting of restricted units, net of shares withheld for taxes	(57)	18.81
Shares withheld for taxes	(26)	18.81
Cancelled	(314)	21.21

Outstanding balance at December 31, 2012	237	$25.44	$5,583

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

        The stock-based compensation expense for restricted stock awards is determined based on the closing market price of our common stock on the grant date of the awards applied to the total number of awards that are anticipated to fully vest. Upon the vesting of the restricted stock awards, shares withheld to pay taxes are retired. We did not issue restricted stock awards during the year ended December 31, 2012. At December 31, 2012, approximately 191,880 shares underlying restricted stock awards remained unvested and there was approximately $0.9 million of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over the weighted-average period of 0.6 years. For each of the years ended December 31, 2012, 2011 and 2010, stock-based compensation expense related to restricted stock awards was $0.8 million.

10. Stock-Based Compensation (Continued)

        A summary of the status of our restricted stock awards as of December 31, 2012 and of changes in restricted stock awards outstanding under the 2006 Stock Plan for the year ended December 31, 2012 is as follows (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding balance at December 31, 2011	288	$10.42
Granted	—	—
Vesting of restricted awards,	(63)	$10.42
Shares withheld for payment of taxes upon vesting of restricted stock awards	(33)	$10.42

Outstanding balance at December 31, 2012	192	$10.42	$4,974

11. Transactions with Officers, Related Parties and Others

  (a) Public Consulting Group, Inc.

        One of our directors is the President, Chief Executive Officer, controlling stockholder and a member of the Board of Directors of Public Consulting Group, Inc., or PCG. Since our acquisition of Benefits Solutions Practice Area (BSPA) in 2006, we have entered into subcontractor agreements with PCG, pursuant to which we provide cost containment services. In February 2013, we further amended and extended our Master Teaming and Non-Compete Agreements with PCG, first entered into in September 2006, and (ii) Supplementary Medicaid RAC Contract Teaming and Confidentiality with PCG, first entered into in July 2011.

        Under the terms of the Amended Teaming Agreement the companies (i) are each obligated to use best efforts to make the other its exclusive subcontractor for certain services, (ii) have agreed to work together to prepare and submit bids on certain projects and (iii) have each agreed to use commercially reasonable efforts to identify and promote cross-selling opportunities for the other. In addition, we have each agreed to a non-compete provision with respect to specific services (excluding ongoing or pre-established projects or contracts) designated in the Amended Teaming Agreement as exclusive to the other in certain identified markets. Under the terms of the Supplemental RAC Agreement, we have each agreed to use our best efforts to work in partnership to secure Medicaid RAC services contracts and to involve the other party in the scope of work under any future RAC contract won by the first company as a prime contractor. In addition, we have agreed to take certain measures to promote or facilitate the potential inclusion of PCG in RAC work under contracts that we have already secured.

        For the years ended December 31, 2012, 2011, 2010, amounts we recognized as revenue under subcontractor agreements with PCG were $0.6 million, $1.5 million and $0.2 million, respectively. For the years ended December 31, 2012 and 2011 accounts receivable outstanding related to these subcontractor agreements with PCG were $0.3 million and $0.4 million, respectively.

        In connection with the BSPA acquisition, we entered into an Intercompany Services Agreement (ISA) with PCG to allow each party to perform services for the other, such as information technology support and contractual transition services. Services performed under the ISA are billed at pre-determined rates specified in the ISA. For the years ended December 31, 2012, 2011 and 2010 services rendered by PCG under the ISA were valued at approximately $58,000, $175,000 and $360,000, respectively. For the years ended December 31, 2012, 2011 and 2010 our services rendered to PCG were valued at approximately $41,000, $67,000 and $112,000, respectively.

11. Transactions with Officers, Related Parties and Others (Continued)

        Since the BSPA acquisition, amounts collected by or paid on our behalf by PCG are reimbursed to PCG at cost. For the year ended December 31, 2012 we did not owe any amount to PCG. For the year ended December 31, 2011 the amount owed to PCG was $37,000, and classified as a current liability.

  (b) Employment Agreements

        Effective March 1, 2013, we entered into a new Executive Employment Agreement with William C. Lucia, our President and Chief Executive Officer on substantially the same terms as his prior agreement which expired on February 28, 2013. Unless earlier terminated, this agreement will terminate on February 28, 2015. Mr. Lucia is eligible to receive bonus compensation from us in respect of each fiscal year (or portion thereof) during the term of his employment, in each case as may be determined by our Compensation Committee in its sole discretion on the basis of performance or such other criteria as may be established from time to time by the Compensation Committee in its sole discretion. Mr. Lucia's annualized base salary remains at $650,000 and his target bonus remains at 100% of his base salary.

        If we terminate Mr. Lucia's employment without Cause, in connection with a Change in Control (as defined in the agreement) or otherwise, or if his employment ceases because of his death or disability or if he terminates his employment with Good Reason (as defined in the agreement), then provided Mr. Lucia executes and does not revoke a separation agreement and release and complies with certain restrictive covenants, he will be entitled to receive cash severance in an amount equal to (i) 24 times his monthly base salary paid ratably in equal installments over a 24 month period, (ii) twice a bonus component that will vary depending upon whether the bonus for the year of termination is intended to be "performance-based" compensation and the performance is satisfied or whether the bonus is under a different program, in which case it will be his target bonus and will be paid on the same schedule as (i) above, and (iii) continued health coverage for 24 months or until he becomes eligible for health coverage from another employer, whichever is earlier.

        In addition, under the terms of our employment agreements with our other executive officers, under certain circumstances, we could be required to provide severance in an amount equal to 12 times his/her monthly base salary plus a lump sum amount equal to 12 times the difference between the monthly COBRA coverage premium for the same type of medical and dental coverage the executive is receiving as of the date his/her employment ends and his/her then monthly employee contribution, which amount may be used for any purpose.

12. Commitments and Contingencies

  Lease commitments

        We lease office space, data processing equipment and software licenses under operating leases that expire on various dates through 2016. The lease agreements provide for rent escalations. Lease expense, exclusive of sublease income, for the years ended December 31, 2012, 2011 and 2010, was $7.6 million, $6.7 million and $13.8 million, respectively. Lease and sublease income was $0.6 million, $1.4 million and $1.2 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

12. Commitments and Contingencies (Continued)

        Minimum annual lease payments to be made both under capital leases and operating leases, and sublease payments to be received for each of the next five years ending December 31 and thereafter are as follows (in thousands):

Year	Capital Lease Payments	Operating Lease Payments	Sublease Receipts
2013	$1,078	$10,082	$608
2014	814	4,478	9
2015	281	2,702	—
2016	9	2,225	—
2017	—	1,470	—
Thereafter	—	4,864	—

Total	$2,182	$25,821	$617

13. Customer Concentration

  (a) Geographic Information

        We operate within the continental United States.

  (b) Major Clients

        Our largest client in 2012 was CMS, which accounted for 18.2%, 2.4% and 2.6% of our total revenue for the years ended December 31, 2012, 2011 and 2010, respectively. CMS has been our client since 2006 and since that time we have performed work for CMS directly and as a subcontractor, under several contracts. Our largest contract with CMS is through HDI under which, HDI has served as the Medicare RAC for Region D since October 2008 and which expires in February 2014. Our second largest client in 2012 was the New Jersey Department of Human Services. This client accounted for 6.4%, 7.0% and 5.3% of our total revenue for the years ended December 31, 2012, 2011 and 2010, respectively. We provide services to this client pursuant to a contract that was originally awarded in January 2008 and extends through June 2013. The contract was also expanded in 2011 to designate us as the Medicaid RAC for the state.

  (c) Concentration of Revenue

        The list of our ten largest clients changes periodically. For the years ended December 31, 2012, 2011 and 2010, the concentration of revenue from our ten largest clients represented 46.9%, 37.9% and 36.4% of our revenue, respectively. Our three largest clients accounted for approximately 29.8%, 18.0% and 16.0% of our revenue for each of the years ended December 31, 2012, 2011 and 2010, respectively. Our agreements with our ten current largest clients expire between 2013 and 2016. In many instances, we provide our services pursuant to agreements that may be renewed subject to a competitive reprocurement process. Several of our contracts, including those with our ten largest clients, may be terminated for convenience.

14. Quarterly Financial Data (unaudited)

        The table below summarizes our unaudited quarterly operating results for the last two fiscal years (in thousands, except per share amounts).

Year ended December 31, 2012(1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$107,314	$120,069	$113,217	$133,096
Operating income	$16,041	$25,596	$20,713	$37,162
Net income and comprehensive income	$7,043	$12,980	$10,507	$19,986
Basic net income per share	$0.08	$0.15	$0.12	$0.23
Diluted net income per share	$0.08	$0.15	$0.12	$0.23
Year ended December 31, 2011(1)
Revenue	$82,457	$89,346	$92,356	$99,667
Operating income	$16,109	$20,460	$24,077	$20,225
Net income and comprehensive income	$9,816	$12,423	$14,415	$11,131
Basic net income per share	$0.12	$0.15	$0.17	$0.13
Diluted net income per share	$0.11	$0.14	$0.17	$0.13

(1)
The summation of the above quarterly results may not agree to the full year 2012 reported results as amounts have been rounded for presentation purposes.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2012, 2011, 2010

        Allowance for doubtful accounts and estimated allowance for appeals (in thousands):

Balance, December 31, 2009	$614
Provision	197
Recoveries	(12)
Charge-offs	—

Balance, December 31, 2010	$799
Provision	3,437
Recoveries	—
Charge-offs	(75)

Balance, December 31, 2011	$4,161
Provision	4,001
Recoveries	—
Charge-offs	(347)

Balance, December 31, 2012	$7,815

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
3.1*	Amended and Restated Certificate of Incorporation of HMS Holdings Corp.
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
10.1†
HMS Holdings Corp. 1999 Long-Term Incentive Stock Plan, as amended. Incorporated by reference to Exhibit 4 to HMS Holdings Corp.'s Registration Statement on Form S-8, File No. 333-108436, filed with the SEC on September 2, 2003.
10.2†
Form of Incentive Stock Option Agreement under the 1999 Long-Term Incentive Stock Plan. Incorporated by reference to Exhibit 10.1 to HMS Holdings Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on December 14, 2004.
10.3†
Form of Employee Non-Qualified Stock Option Agreement under the 1999 Long Term Incentive Stock Plan. Incorporated by reference to Exhibit 10.2 to HMS Holdings Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on December 14, 2004.
10.4†
Form of Director Non-Qualified Stock Option Agreement under the 1999 Long Term Incentive Stock Plan. Incorporated by reference to Exhibit 10.3 to HMS Holdings Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on December 14, 2004.
10.5†
HMS Holdings Corp. Fourth Amended and Restated 2006 Stock Plan (the "2006 Stock Plan"). Incorporated by reference to Exhibit 3.1 to HMS Holdings Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on July 12, 2011.
10.6†	Amendment No. 1 to the 2006 Stock Plan. Incorporated by reference to Exhibit 10.6 to HMS Holdings Corp.'s Annual Report on Form 10-K, File No. 000-50194, filed with the SEC on February 29, 2012.

Exhibit Number	Description
10.7†	Form of Incentive Stock Option Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 4.6(i) to HMS Holdings Corp.'s Registration Statement on Form S-8, File No. 333-139025, filed with the SEC on November 30, 2006.
10.8†
Form of Non-Qualified Stock Option Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 4.6(ii) to HMS Holdings Corp.'s Registration Statement on Form S-8, File No. 333-139025, filed with the SEC on November 30, 2006.
10.9†
Form of 2009 Employee Restricted Stock Agreement Under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.1 to HMS Holding Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on April 29, 2009.
10.10†
Form of 2009 Non-Qualified Stock Option Agreement under the 2006 Stock Plan. Incorporated by reference Exhibit 10.1 to HMS Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 000-50194, filed with the SEC on November 6, 2009.
10.11†
Form of 2009 Restricted Stock Unit Agreement under the 2006 Stock Plan. Incorporated by reference Exhibit 10.2 to HMS Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 000-50194, filed with the SEC on November 6, 2009.
10.12†
Form of 2010 Director Non-Qualified Stock Option Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.2 to HMS Holdings Corp.'s Quarterly Report on Form 10-Q, File No. 000-50194, filed with the SEC on November 8, 2010.
10.13†
Form of 2010 Director Restricted Stock Unit Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.3 to HMS Holdings Corp.'s Quarterly Report on Form 10-Q, File No. 000-50194, filed with the SEC on November 8, 2010.
10.14†
Form 2010 Employee Non-Qualified Stock Option Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.4 to HMS Holdings Corp.'s Quarterly Report on Form 10-Q, File No. 000-50194, filed with the SEC on November 8, 2010.
10.15†
Form of 2010 Employee Restricted Stock Unit Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.5 to HMS Holdings Corp.'s Quarterly Report on Form 10-Q, File No. 000-50194, filed with the SEC on November 8, 2010.
10.16†
Form of 2011 Director Non-Qualified Stock Option Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.16 to HMS Holdings Corp.'s Annual Report on Form 10-K, File No. 000-50194, filed with the SEC on February 29, 2012.
10.17†
Form of 2011 Director Restricted Stock Unit Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.17 to HMS Holdings Corp.'s Annual Report on Form 10-K, File No. 000-50194, filed with the SEC on February 29, 2012.
10.18†
Form of 2011 Employee Non-Qualified Stock Option Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.18 to HMS Holdings Corp.'s Annual Report on Form 10-K, File No. 000-50194, filed with the SEC on February 29, 2012.
10.19†
Form of 2011 Employee Restricted Stock Unit Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.19 to HMS Holdings Corp.'s Annual Report on Form 10-K, File No. 000-50194, filed with the SEC on February 29, 2012.
10.20†*	Form of 2012 Director Non-Qualified Stock Option Agreement under the 2006 Stock Plan.

Exhibit Number	Description
10.21†*	Form of 2012 Director Restricted Stock Unit Agreement under the 2006 Stock Plan.
10.22†*	Form of 2012 Executive Non-Qualified Stock Option Agreement under the 2006 Stock Plan.
10.23†*	Form of 2012 Executive Restricted Stock Unit Agreement under the 2006 Stock Plan.
10.24†*	Form of 2013 Executive Restricted Stock Unit Agreement under the 2006 Stock Plan.
10.25†
HealthDataInsights, Inc. Amended 2004 Stock Option/Stock Issuance Plan. Incorporated by reference to Exhibit 10.20 to HMS Holdings Corp.'s Annual Report on Form 10-K, File No. 000-50194, filed with the SEC on February 29, 2012.
10.26†
HDI Holdings, Inc. Amended 2011 Stock Option and Stock Issuance Plan (the "HDI 2011 Stock Plan"). Incorporated by reference to Exhibit 10.21 to HMS Holdings Corp.'s Annual Report on Form 10-K, File No. 000-50194, filed with the SEC on February 29, 2012.
10.27†
Form of 2011 Employee Non-Qualified Stock Option Agreement under the HDI 2011 Stock Plan. Incorporated by reference to Exhibit 10.22 to HMS Holdings Corp.'s Annual Report on Form 10-K, File No. 000-50194, filed with the SEC on February 29, 2012.
10.28†
Executive Employment Agreement between William C. Lucia and HMS Holdings Corp. dated as of March 1, 2011. Incorporated by reference to Exhibit 10.18 to HMS Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-50194, filed with the SEC on March 1, 2011.
10.29†*	Executive Employment Agreement between William C. Lucia and HMS Holdings Corp. dated as of March 1, 2013.
10.30†
Employment Agreement between Walter Hosp and HMS Holdings Corp. dated as of April 30, 2012. Incorporated by reference to Exhibit 10.67 to HMS Holdings Corp.'s Annual Report on Form 10-K/A for the year ended December 31, 2011, File No. 000-50194, filed with the SEC on April 30, 2012.
10.31†
Employment Agreement between Sean Curtin and HMS Holdings Corp. dated as of April 30, 2012. Incorporated by reference to Exhibit 10.64 to HMS Holdings Corp.'s Annual Report on Form 10-K/A for the year ended December 31, 2011, File No. 000-50194, filed with the SEC on April 30, 2012.
10.32†
Employment Agreement between Maria Perrin and HMS Holdings Corp. dated as of April 30, 2012. Incorporated by reference to Exhibit 10.66 to HMS Holdings Corp.'s Annual Report on Form 10-K/A for the year ended December 31, 2011, File No. 000-50194, filed with the SEC on April 30, 2012.
10.33†
Employment Agreement between Christina Dragonetti and HMS Holdings Corp. dated as of April 30, 2012. Incorporated by reference to Exhibit 10.65 to HMS Holdings Corp.'s Annual Report on Form 10-K/A for the year ended December 31, 2011, File No. 000-50194, filed with the SEC on April 30, 2012.
10.34
Lease, dated September 24, 1981, between 401 Park Avenue South Associates and Health Management Systems, Inc. Incorporated by reference to Exhibit 10.13 to Health Management Systems, Inc.'s Registration Statement on Form S-1, File No. 33-46446, dated June 9, 1992 and to Exhibit 10.5 to Health Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended January 31, 1994.

Exhibit Number	Description
10.35	Amendment of Lease, dated October 9, 1981, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for 4th floor). Incorporated by reference to Exhibit 10.26 to HMS Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-50194, filed with the SEC on March 1, 2011.
10.36
Amendment of Lease, dated September 24, 1982, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for 4th floor). Incorporated by reference to Exhibit 10.27 to HMS Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-50194, filed with the SEC on March 1, 2011.
10.37
Second Amendment of Lease, dated January 6, 1986, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for 4th floor). Incorporated by reference to Exhibit 10.28 to HMS Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-50194, filed with the SEC on March 1, 2011.
10.38
Third Amendment of Lease, dated February 28, 1990, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for 4th floor). Incorporated by reference to Exhibit 10.29 to HMS Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-50194, filed with the SEC on March 1, 2011.
10.39
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

Exhibit Number	Description
10.44	Lease, dated September 24, 1982, between 401 Park Avenue South Associates and Health Management Systems, Inc. Incorporated by reference to Exhibit 10.13 to Health Management Systems, Inc.'s Registration Statement on Form S-1, File No. 33-46446, dated June 9, 1992 and to Exhibit 10.5 to Health Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended January 31, 1994.
10.45
Amendment of Lease, dated January 6, 1986, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for certain premises on the 10th floor). Incorporated by reference to Exhibit 10.36 to HMS Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-50194, filed with the SEC on March 1, 2011.
10.46
Second Amendment of Lease, dated February 28, 1990, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for certain premises on the 10th floor). Incorporated by reference to Exhibit 10.37 to HMS Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-50194, filed with the SEC on March 1, 2011.
10.47
Third Amendment of Lease, dated August 7, 1991, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for certain premises on the 10th, 11th and 12th floors). Incorporated by reference to Exhibit 10.38 to HMS Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-50194, filed with the SEC on March 1, 2011.
10.48
Fourth Amendment of Lease, dated January 11, 1994, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for certain premises on the 9th, 10th, 11th and 12th floors). Incorporated by reference to Exhibit 10.39 to HMS Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-50194, filed with the SEC on March 1, 2011.
10.49
Fifth Amendment of Lease, dated May 30, 2000, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for floors 8-10 and part of the floors 11 &12). Incorporated by reference to Exhibit 10.1 to Health Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, File No. 000-20946, filed with the SEC on September 14, 2000.
10.50
Sixth Amendment of Lease, dated May 1, 2000, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for floors 8-10 and part of the floors 11 &12). Incorporated by reference to Exhibit 10.2 to Health Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, File No. 000-20946, filed with the SEC on September 14, 2000.
10.51
Seventh Amendment of Lease, dated April 1, 2001, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for floors 8-10 and part of the floors 11 &12). Incorporated by reference to Exhibit 10.1(v) to Health Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 30, 2001, File No. 000-20946, filed with the SEC on June 14, 2001.
10.52
Lease, dated January 6, 1986, between 401 Park Avenue South Associates and Health Management Systems, Inc. Incorporated by reference to Exhibit 10.13 to Health Management Systems, Inc.'s Registration Statement on Form S-1, File No. 33-46446, dated June 9, 1992 and to Exhibit 10.5 to Health Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended January 31, 1994.

Exhibit Number	Description
10.53	First Amendment of Lease, dated November 25, 1987, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for a portion of the 11th floor). Incorporated by reference to Exhibit 10.44 to HMS Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-50194, filed with the SEC on March 1, 2011.
10.54
Second Amendment of Lease, dated February 28, 1990, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for a portion of the 11th floor). Incorporated by reference to Exhibit 10.45 to HMS Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-50194, filed with the SEC on March 1, 2011.
10.55
Third Amendment of Lease, dated May 30, 2000, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for a portion of the 11th floor). Incorporated by reference to Exhibit 10.3 to Health Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, File No. 000-20946, filed with the SEC on September 14, 2000.
10.56
Fourth Amendment of Lease, dated May 1, 2000, 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for a portion of the 11th floor). Incorporated by reference to Exhibit 10.4 to Health Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, File No. 000-20946, filed with the SEC on September 14, 2000.
10.57
Fifth Amendment of Lease, dated May 1, 2003, between 401 Park Avenue South Associates, LLC and Health Management Systems, Inc. (for a portion of the 11th floor). Incorporated by reference to Exhibit 10.1(vi) to Health Management Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 30, 2001, File No. 000-20946, filed with the SEC on June 14, 2001.
10.58
Sublease Agreement, dated as of January 2003, between Health Management Systems, Inc. and Vitech Systems Group, Inc. Incorporated by reference to Exhibit 10.17 to HMS Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 000-50194, filed with the SEC on March 31, 2003.
10.59
Asset Purchase Agreement, dated as of June 22, 2006, by and among HMS Holdings Corp., Health Management Systems, Inc. and Public Consulting Group, Inc. Incorporated by reference to Exhibit 99.1 to HMS Holdings Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on June 26, 2006.
10.60
Amendment No. 1 to Asset Purchase Agreement, dated as of September 13, 2006, by and among HMS Holdings Corp., Health Management Systems, Inc. and Public Consulting Group, Inc. Incorporated by reference to Exhibit 99.1 to HMS Holdings Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on September 14, 2006.
10.61
Amended Master Teaming and Non-Compete Agreement, executed on July 26, 2011, by and between Health Management Systems, Inc. and Public Consulting Group, Inc. Incorporated by reference to Exhibit 10.1 to HMS Holdings Corp.'s Quarterly Report on Form 10-Q, File No. 000-50194, filed with the SEC on August 8, 2011.

Exhibit Number	Description
10.62	Stock Purchase Agreement Between HMS Holdings Corp. and Dennis Demetre, Lori Lewis, John Alfred Lewis and Christopher Brandon Lewis and Allied Management Group—Special Investigation Unit (AMG-SIU). Incorporated by reference to Exhibit 10.1 to HMS Holdings Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on July 7, 2010.
10.63†
HMS Holdings Corp. Director Deferred Compensation Plan. Incorporated by reference to Exhibit 10.62 to HMS Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-50194, filed with the SEC on March 1, 2011.
10.64†	HMS Holdings Corp. Annual Incentive Plan. Incorporated by reference to Exhibit 3.1 to HMS Holdings Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on July 12, 2011.
10.65
Credit Agreement dated December 16, 2011 among HMS Holdings Corp., the Guarantors Party thereto, the Lenders party thereto and Citibank, N.A. as Administrative Agent. Incorporated by reference to Exhibit 10.1 to HMS Holdings Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on December 19, 2011.
21.1*	HMS Holdings Corp. List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1‡	Section 1350 Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2‡	Section 1350 Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†
Indicates a management contract or compensatory plan, contract or arrangement

*
Filed herewith

‡
Furnished herewith