Form 10-K/A
period 2012-12-31
HMS HOLDINGS CORP
filed 2013-04-30
CIK 1196501

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-50194

HMS HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	11-3656261 (I.R.S. Employer Identification No.)
5615 High Point Dr, Irving, TX (Address of principal executive offices)	75038 (Zip Code)

(Registrant's telephone number, including area code)
 (214) 453-3000

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $0.01 par value	NASDAQ Global Select Market

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

         There were 87,569,679 shares of common stock outstanding as of April 22, 2013.

Documents Incorporated by Reference

None.

HMS HOLDINGS CORP. AND SUBSIDIARIES
AMENDMENT NO. 1 TO THE ANNUAL REPORT ON FORM 10-K

EXPLANATORY NOTE

        This Amendment No. 1 to the Annual Report on Form 10-K/A (the "Amendment") amends the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012, as filed by the Registrant with the Securities and Exchange Commission (SEC) on March 1, 2013 (the "Original Filing"), and is being filed solely to replace Part III, Items 10 through Item 14 and to include additional exhibits to the Exhibit Index referenced in Item 15(a)(3) of the Original Filing, which include the Certifications to the Amendment. The reference in the Original Filing to the incorporation by reference of the Registrant's definitive proxy statement into Part III of the Annual Report on Form 10-K is hereby deleted.

        For purposes of this Amendment, and in accordance with Rule 12b-15 under the Exchange Act, (i) Items 10 through 14 in the Original Filing have been amended and restated in their entirety and (ii) the Exhibit Index in the Original Filing has been amended to include the new exhibits set forth herein. Except as specifically provided herein, this Amendment does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and any filings with the SEC made thereafter.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

Our Board of Directors

        The following table sets forth information with respect to our Board of Directors, including the composition of our four standing committees: Audit, Compensation, Compliance and Nominating & Governance.

Name	Age	Position	Committee Memberships
Robert M. Holster	66	Non-executive Chairman and Director
William C. Lucia	55	President, Chief Executive Officer and Director
Daniel N. Mendelson	49	Director	Compensation, Compliance, Nominating
William F. Miller III	63	Director
William S. Mosakowski.	59	Director
Ellen A. Rudnick.	62	Director	Audit*, Compliance, Nominating
Bart M. Schwartz	66	Director	Audit, Compliance*, Nominating
Michael A. Stocker, M.D	71	Director	Compliance, Nominating
Richard H. Stowe	69	Director	Compensation*, Nominating*
Cora M. Tellez	63	Director	Audit, Nominating

*
Committee Chair

        The Board of Directors believes that the combination of the business and professional experience of our directors and the diversity of their areas of expertise has been a contributing factor to its effectiveness and provides a valuable resource to management. The majority of our Board has over five years of service with us and three of our non-employee directors, Ms. Rudnick and Messrs. Miller and Stowe, have each served on our Board for more than ten years. During their tenure, our directors have gained considerable institutional knowledge about the Company and its operations. Given the growth of our business and the rapidly changing healthcare environment, this continuity of service and development of institutional knowledge enables our Board to be more efficient and more effective in developing strategy and long-term plans for the Company.

        A description of the specific experience, qualifications, attributes and skills that led our Board of Directors to conclude that each member of the Board of Directors should serve as a director follows the biographical information of each director below.

Directors Whose Terms Expire in 2013

        William F. Miller III has served as one of our directors since October 2000. Mr. Miller is a partner at Highlander Partners, a private equity group in Dallas, Texas focused on investments in healthcare products, services and technology. From October 2000 to April 2005, Mr. Miller served as our Chief Executive Officer and from December 2000 to April 2006, Mr. Miller served as our Chairman. From 1983 to 1999, Mr. Miller served as President and Chief Operating Officer of EmCare Holdings, Inc., a national healthcare services firm focused on the provision of emergency physician medical services. From 1980 to 1983, Mr. Miller served as Administrator/Chief Operating Officer of Vail Mountain Medical. Mr. Miller also serves as a director of several private companies. From 1997 to 2012, Mr. Miller served as a director of Lincare Holdings, Inc.

        Mr. Miller brings to the Board of Directors both a thorough understanding of our business and the healthcare industry and extensive experience in the financial markets. His significant operational experience, both at HMS and at EmCare Holdings, makes him well-positioned to provide the Company with insight on financial, operational and strategic issues.

        Daniel N. Mendelson has served as one of our directors since February 2013. Mr. Mendelson is the Chief Executive Officer of Avalere Health, a strategic advisory company which he founded in 2000. From 1998 to 2000, Mr. Mendelson served as Associate Director for Health at the White House Office of Management and Budget (OMB) in Washington, D.C. Prior to joining OMB, Mr. Mendelson served as Senior Vice President and Director of the Medical Technology practice at The Lewin Group. Since 2000, Mr. Mendelson has also served as adjunct professor at Duke University's Fuqua School of Business. Mr. Mendelson serves as a director of Coventry Health Care Inc. and Champions Oncology. From 2007 to 2011, Mr. Mendelson served as a director of PharMerica Corporation.

        Mr. Mendelson brings over 20 years of experience with government healthcare programs, healthcare policy and business to the Board and is a recognized leader in healthcare policy. This expertise is complemented by his extensive operational and public company board experience, which make him well-positioned to serve as a member of the Compensation, Compliance and Nominating & Governance Committees. In addition, given that healthcare in the United States is continuously evolving, Mr. Mendelson's background and expertise is very valuable as we adapt our business to meet these changes.

        Ellen A. Rudnick has served as one of our directors since 1997. Since 1999, Ms. Rudnick has served as Executive Director and Clinical Professor of the Polsky Center for Entrepreneurship, University of Chicago Booth School of Business. From 1993 to 1999, Ms. Rudnick served as Chairman of Pacific Biometrics, Inc., a publicly held healthcare biodiagnostics company and its predecessor, Bioquant, which she co-founded. From 1990 to 1992, she served as President and Chief Executive Officer of Healthcare Knowledge Resources (HKR), a privately held healthcare information technology corporation and subsequently served as President of HCIA, Inc. (HCIA) following the acquisition of HKR by HCIA. From 1975 to 1990, Ms. Rudnick served in various positions at Baxter Health Care Corporation, including Corporate Vice President of Baxter Healthcare and President and Founder of Baxter Management Services Division. From 1992 to 2003, Ms. Rudnick served as Chairman of CEO Advisors, Inc., a privately held consulting firm. Ms. Rudnick also serves as a director of Patterson Companies, Inc. and First Midwest Bancorp, Inc.

        Ms. Rudnick brings to the Board of Directors extensive business understanding and demonstrated management expertise, having served in key leadership positions at a number of healthcare companies. Ms. Rudnick has a comprehensive understanding of the operational, financial and strategic challenges facing companies and knows how to make businesses work effectively and efficiently. Her management experience and service on other public company boards has provided her with a thorough understanding of the financial and other issues facing large companies, making her particularly valuable as the Chairman of our Audit Committee and as a member of our Compliance and Nominating & Governance Committees.

        Michael A. Stocker, M.D. has served as one of our directors since January 2007 and will not be standing for re-election at our 2013 Annual Meeting. Since September 2008, Dr. Stocker has served as Chairman of the Board of the New York City Health and Hospitals Corporation (HHC), the largest municipal hospital and healthcare system in the country. From January 2006 to April 2007, Dr. Stocker served as President and Chief Executive Officer of WellPoint, Inc.'s East Region. Dr. Stocker served as President and Chief Executive Officer of Empire Blue Cross Blue Shield from 1994 until its acquisition by Wellpoint, Inc. in December 2005. Dr. Stocker has also held executive level positions with both CIGNA and US Healthcare. Dr. Stocker serves as a director of Coventry Health Care, Inc. He also serves on the Boards of the Arthur Ashe Institute for Urban Health, New York Stem Cell Funding Committee, SeeChange Health and Triveris, Inc. (part of the Psilos Group).

        Dr. Stocker brings a unique perspective to our Board of Directors given his background as a medical professional, his recognized expertise as a business leader, which is exemplified by his appointment as

Chairman of HHC by New York's Mayor Bloomberg and his executive-level experience at some of the largest US health insurance companies. Dr. Stocker's background and experience make him well-positioned to serve as a member of the Compliance and Nominating & Governance Committees.

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

        Mr. Stowe brings 40 years of financial, capital markets and investment experience to our Board of Directors. Mr. Stowe's background and experience make him well-positioned to serve as the Chairman of the Compensation and Nominating & Governance Committees.

        Cora M. Tellez has served as one of our directors since October 2012. Ms. Tellez is the President and Chief Executive Officer of Sterling HSA, an independent health savings accounts administrator which she founded in 2004. Prior to starting Sterling HSA, Ms. Tellez served as President of the health plans division of Health Net, Inc., an insurance provider. She later served as President of Prudential's western health care operations, CEO of Blue Shield of California, Bay Region and Regional Manager for Kaiser Permanente of Hawaii. Ms. Tellez serves on the Board of Directors of several private and not-for-profit companies. From 2004 to 2007, Ms. Tellez served as a director of First Consulting Group.

        Ms. Tellez brings over 25 years of healthcare policy and operations experience to the Board. Her public company operational, financial and corporate governance experience is a valuable resource for our Board and makes her well-positioned to serve as a member of the Audit and Nominating & Governance Committees and as our Audit Committee Financial Expert.

Directors Whose Terms Expire in 2014

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

        Mr. Holster served as a member of our management team and that of our predecessor, Health Management Systems, Inc., for an aggregate of over 20 years, including serving as our Chief Executive Officer for four years and as our President and Chief Operating Officer for four years. Given his extensive history with the Company, Mr. Holster brings an unmatched depth of industry and Company-specific experience to his role as our Chairman.

        William C. Lucia has served as our President and Chief Executive Officer since March 2009 and as one of our directors since May 2008. From May 2005 to March 2009, Mr. Lucia served as our President and Chief Operating Officer. Since joining us in 1996, Mr. Lucia has held several positions with us, including: President of our subsidiary, Health Management Systems, Inc., from 2002 to 2009; President of our Payor Services Division from 2001 to 2002; Vice President and General Manager of our Payor Services Division from 2000 to 2001; Vice President of our Business Office Services from 1999 to 2000; Chief Operating Officer of our former subsidiary Quality Medical Adjudication, Incorporated (QMA) and Vice President of West Coast Operations from 1998 to 1999; Vice President and General Manager of QMA from 1997 to 1998; and Director of Information Systems for QMA from 1996 to 1997. Prior to joining us, Mr. Lucia served in various executive positions including Senior Vice President, Operations and Chief Information Officer for Celtic Life Insurance Company and Senior Vice President, Insurance Operations for North American Company for Life and Health Insurance. Mr. Lucia is a Fellow of the Life Management Institute (FLMI) Program through LOMA, an international association through which insurance and financial services companies around the world engage in research and educational activities to improve company operations.

        With over 15 years of experience with the Company, working across multiple divisions and his prior experience in the insurance industry, Mr. Lucia brings to our Board of Directors in-depth knowledge of the Company and the healthcare and insurance industries. In his prior role as our President and Chief Operating Officer, Mr. Lucia gained critical insights into managing and growing our business in our complex and dynamic healthcare environment, making him well-positioned to lead our management team and provide essential insight and guidance to the Board of Directors from an insider's perspective.

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

        Given Mr. Mosakowski's experience founding and growing PCG, he brings to our Board of Directors a deep understanding of the healthcare industry, the services that we provide, the markets that we serve and the potential for our continued growth.

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

        Mr. Schwartz brings extensive legal and compliance experience to our Board of Directors, which is particularly valuable as we continue to expand our business. Mr. Schwartz's background makes him well-positioned to serve as the Chairman of the Compliance Committee and as a member of the Audit and Nominating & Governance Committees.

Audit Committee and Audit Committee Financial Expert

        We have a separately-designated standing Audit Committee which consists of Ms. Rudnick (Chair), Mr. Schwartz (as of April 2013) and Ms. Tellez. Mr. Stowe served as a member of the Audit Committee from June 2001 to April 2013. Mr. Kelly served as a member of the Audit Committee from March 2004 through February 2013 and Mr. Miller served as a member of the Audit Committee from October 2010 to March 2012. The Board of Directors has determined that each member of the Audit Committee is an independent director, as defined in the NASDAQ Marketplace Rules and the independence requirements contemplated by Rule 10A-3 under the Exchange Act and meets NASDAQ's financial knowledge and sophistication requirements. In addition, the Board has determined that Ms. Tellez qualifies as an "audit committee financial expert," as such term is defined in Item 407(d)(5)(ii) of Regulation S-K.

Material Changes to the Procedures for Recommending Nominees to the Board of Directors

        There have been no material changes to the procedures described by which security holders may recommend nominees to our Board of Directors as described in our Proxy Statement for our 2012 Annual Meeting, filed with the SEC on May 15, 2012.

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

        Based solely on a review of the copies of such reports furnished to us, or written representations that no other reports were required, we believe that during fiscal year 2012, all of our executive officers and directors complied with the requirements of Section 16(a), except that due to administrative error: (i) one report covering one transaction was not timely filed by each of Messrs. Lucia, Hosp, and Ms. Perrin; (ii) two reports covering one transaction each were not timely filed by Mr. Curtin; and (iii) three reports covering one transaction each were not timely filed by Ms. Dragonetti.

Code of Ethics

        We have adopted a Code of Business Conduct For Designated Senior Financial Managers that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions and such other personnel as may be designated from time to time by the Chairman of the Audit Committee. The Code of Business Conduct is posted on our website at www.hms.com under the "Investors Relations"/"Corporate Governance" tabs and can also be obtained free of charge by sending a request to our Corporate Secretary at 5615 High Point Dr., Irving, TX 75038. Any changes to or waivers under the Code of Business Conduct that relate to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions must be approved by our Board of Directors and will be disclosed in a Current Report on Form 8-K within four business days of the change or waiver.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

Introduction

        This Compensation Discussion and Analysis, or CD&A, describes our 2012 executive compensation program and should be read in conjunction with the compensation tables and related narrative descriptions that follow those tables. In particular, this CD&A explains how the Compensation Committee of the Board of Directors (the "Board") made its compensation decisions for our Named Executive Officers for 2012.

        As of the end of the fiscal year ended December 31, 2012, our Named Executive Officers were:

  •
  William C. Lucia, President and Chief Executive Officer;

  •
  Walter D. Hosp, Executive Vice President, Chief Financial Officer & Chief Administrative Officer;

  •
  Sean Curtin, Executive Vice President and Chief Operations Officer (through December 31, 2012);

  •
  Andrea Benko, Executive Vice President and President of our wholly owned subsidiary, HealthDataInsights, Inc. (HDI); and

  •
  Maria Perrin, Executive Vice President, Chief Marketing Officer.

2012 Say-on-Pay Vote

        At the 2012 Annual Meeting, approximately 97% of the votes cast on the say-on-pay proposal were in favor of our executive compensation program described in our 2012 Proxy Statement. The Compensation Committee believes that this affirms shareholders' support of the Company's approach to executive compensation, and therefore, did not change its general approach as it made decisions for 2012. As market practices on executive compensation policies evolve, the Committee will continue to evaluate and, if needed, make changes to our executive compensation program to ensure that the program continues to reflect our compensation philosophy and objectives. The Compensation Committee will continue to consider the outcome of the Company's say-on-pay votes when making future compensation decisions for executive officers.

Executive Summary

        The following is an overview of our financial performance in 2012.

  •
  For the full year 2012, we reported revenue of $473.7 million, a 30.2% increase over 2011 revenue of $363.8 million.

  •
  Also for the full year, we reported net income of $50.5 million, a 5.7% increase over 2011 net income of $47.8 million.

  •
  Fully diluted GAAP earnings per share (EPS) for the full year 2012 increased 3.6% to $0.57 over full year 2011 results and adjusted EPS increased 30.3% year over year to $0.86.

  •
  We reported adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) of $160.2 million for the full year 2012, which was 42.6% over adjusted EBITDA of $112.3 million for the prior year. Our adjusted EBITDA for the full year 2012 was 12.6% below our target of $183.2 million for the year.

  •
  Our stock price decreased 17% for the one-year period ending December 31, 2012 and increased 49% for the three-year period ended December 31, 2012.

        The following highlights the Compensation Committee's key decisions for 2012, as reported in the 2012 Summary Compensation Table. These decisions were made with the advice of the Compensation Committee's independent consultant, Frederic W. Cook & Co., Inc., or FWC, (see "Role of Compensation Consultant" below) and are discussed in greater detail elsewhere in this CD&A.

  •
  In April 2012, we entered into employment agreements with Messrs. Hosp, Curtin and Ms. Perrin that include standard terms of employment of our senior executives, including consistent separation and change in control protection.

  •
  These employment agreements do not include (i) excise tax gross-ups as a result of termination following a change of control or (ii) provide benefits or material perquisites that are not provided to all employees.

  •
  In October 2012, the Committee granted annual long-term incentive awards to our Named Executive Officers using the same dollar value of each Named Executive Officer's 2011 grant as a basis for determining the number of stock options granted (and in Ms. Benko's case, using the same dollar value as Mr. Hosp and Ms. Perrin), which brought target total direct compensation for Messrs. Lucia and Curtin and Mses. Benko and Perrin to between the 25th percentile and the median for the 2012 Peer Group and target total direct compensation for Mr. Hosp to between the median and the 75th percentile for the 2012 Peer Group.

  •
  Annual short-term (cash) incentive compensation earned in 2012 by the Named Executive Officers was determined in March 2013. For 2012, the Company did not achieve its financial target and with the exception of Ms. Benko, none of the other Named Executive Officers achieved the financial target for their respective business unit. As a result, only Ms. Benko received short-term (cash) incentive compensation for 2012.

Objectives and Philosophy of Our Executive Compensation Program

        Our mission is to power the healthcare system with integrity and to be the leading provider of quality services in the markets we serve. To support this and other strategic objectives as approved by the Board and to provide adequate returns to shareholders, we must compete for, attract, develop, motivate and retain top quality executive talent at the corporate and operating business unit levels during periods of both favorable and unfavorable business conditions.

        Our executive compensation program is a critical management tool in achieving this goal. "Pay for performance" is the underlying philosophy for our executive compensation program. The program is designed and administered to:

  •
  reward performance that drives the achievement of our short- and long-term goals;

  •
  align the interests of our senior executives with the interests of our shareholders, thus rewarding individual and team achievements that contribute to the attainment of our business goals;

  •
  attract, develop, motivate and retain high-performing senior executives by providing a balance of total compensation opportunities, including salary and short- and long-term incentives that are competitive with similarly situated companies and reflective of our performance;

  •
  help ensure that costs are appropriately supported by performance in a manner consistent with our intention that short-term and long-term incentive compensation payouts qualify as performance-based compensation that is tax deductible under Code Section 162(m); and

  •
  motivate our senior executives to pursue objectives that create long-term shareholder value and discourage behavior that could lead to excessive risk, by balancing our fixed and at-risk pay (both short- and long-term incentives) and choosing financial metrics that we believe drive long-term shareholder value.

Management and the Compensation Committee

  Role of Management

        Our President and Chief Executive Officer together with our Chief Financial Officer and Senior Vice President of Human Resources develop recommendations regarding the design of our executive compensation program for our executive officers and certain other highly compensated individuals. In addition, they are involved in setting the financial objectives that, subject to the approval of the Board and the Compensation Committee, are used as the performance measures for the short- and long-term incentive plans. Our Chief Financial Officer provides the Compensation Committee with financial information relevant to determining the achievement of performance objectives and related annual cash incentive compensation. As part of its review process, the Compensation Committee receives from our President and Chief Executive Officer, both a performance assessment for each other Named Executive Officer and his recommendations regarding base salary and short- and long-term incentives

  Role of Compensation Committee

        Our executive compensation program is administered by the Compensation Committee. The Compensation Committee determines and approves total executive remuneration based on its review and evaluation of recommendations presented by our President and Chief Executive Officer and the advice of FWC. Our President and Chief Executive Officer does not participate in the Compensation Committee's deliberations or decisions with regard to his own compensation.

Compensation Consultant and Peer Group Analysis

  Role of Compensation Consultant

        The Compensation Committee has retained FWC as its independent compensation consultant to provide advice and guidance with respect to executive compensation. FWC reports directly to the Compensation Committee and the Compensation Committee oversees the fees paid for FWC's services. The Compensation Committee uses FWC to review management's executive compensation recommendations with the instruction that FWC is to advise the Compensation Committee independent of management and to provide such advice for the benefit of the Company and its shareholders. FWC does not provide any consulting services to the Company beyond its role as a consultant to the Compensation Committee. The Compensation Committee has assessed the independence of FWC pursuant to SEC rules and concluded that no conflict of interest exists that would prevent FWC from serving as an independent consultant to the Compensation Committee.

        FWC provided the following services to the Compensation Committee in 2012:

  •
  assisted in the design and development of the 2012 executive compensation program, including the Annual Incentive Plan;

  •
  assisted with the review and design of our director compensation program;

  •
  provided competitive benchmarking and market data analysis;

  •
  provided analyses and industry trends relating to the compensation of our President and Chief Executive Officer and our other Named Executive Officers;

  •
  provided updates with regard to emerging trends and best practices in executive compensation; and

  •
  reviewed and provided advice on the Company's executive compensation-related disclosure in its 2012 Proxy Statement.

  Peer Group Compensation Analysis

        When evaluating our executive compensation program, our Compensation Committee measures our program against that of a peer group of public companies that is developed with guidance from FWC. This peer group, which is periodically reviewed, updated and approved by the Compensation Committee, consists of companies the Compensation Committee believes are generally comparable to us in size, financial profile and scope of operations and against which the Compensation Committee believes we compete for executive talent.

        Companies included in this peer group for purposes of establishing 2012 compensation levels were: Accretive Health, Inc., Allscripts-Misys Healthcare Solutions Inc., AthenaHealth, Inc., Catamaran Corp. (formerly SXC Health Solutions Corp.), Centene Corporation, MAXIMUS, Inc., MedAssets, Inc., Molina Healthcare, Inc. and Quality Systems, Inc. (collectively, the "2012 Peer Group"). This peer group reflects (relative to the Company's prior peer group) the removal of Emdeon Inc, which was acquired and taken private in 2011.

        The chart below compares HMS's revenue, net income, EBITDA and market capitalization to the median revenue, net income, EBITDA and market capitalization for our 2012 Peer Group. Note that although our revenue and EBITDA are below the median, our net income approximates the peer median and our market capitalization is above the 75th percentile of $2.0 billion.

(in millions)(1)	HMS	2012 Peer Group Median
Revenue	$419	$1,000
Net Income(2)	$46	$48
EBITDA	$131	$147
Market Capitalization(3)	$2,965	$1,720

(1)
Revenue, Net Income and EBITDA based on most recently available four quarters as of August 21, 2012
(2)
Before extraordinary items and discontinued operations
(3)
As of July 31, 2012

        For purposes of evaluating our executive compensation program in 2013, the Compensation Committee, with guidance from FWC, re-evaluated our peer group and expanded it to include technology companies beyond the healthcare services sector in order to (i) increase the number of companies to provide greater statistical significance, (ii) reduce the need to find new peer companies in the case of industry consolidation and (iii) include more companies of comparable size than our 2012 Peer Group. Companies included in this peer group for purposes of establishing 2013 compensation levels were:

        Accretive Health, Inc., Acxiom Corp, Allscripts-Misys Healthcare Solutions Inc., AthenaHealth, Inc., Bottomline Technologies (de), Inc., Concur Technologies, Inc., DealerTrack Technologies,Inc., Exlservice Holdings, Inc., Fair Isaac Corp, MAXIMUS, Inc., MedAssets, Inc., MICROS Systems, Inc., NeuStar, Inc., Quality Systems, Inc., Tyler Technologies, Inc. and WEX, Inc. (collectively, the "2013 Peer Group"). This peer group reflects (relative to the Company's 2012 Peer Group) the removal of Catamaran Corp., Centene Corporation and Molina Healthcare, Inc. because of their difference in size relative to us.

        The chart below compares HMS's revenue, net income, EBITDA and market capitalization to the median revenue, net income, EBITDA and market capitalization for our 2013 Peer Group. Note that although our revenue and net income are below the median, our EBITDA approximates the peer median and our market capitalization is above the peer median.

(in millions)(1)	HMS	2013 Peer Group Median
Revenue	$440	$614
Net Income(2)	$42	$51
EBITDA	$136	$142
Market Capitalization(3)	$2,253	$1,474

(1)
Revenue, Net Income and EBITDA based on most recently available four quarters as of January 18, 2013
(2)
Before extraordinary items and discontinued operations
(3)
As of December 31, 2012

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

2012 Executive Compensation Elements

        In mid-2012, the Compensation Committee retained FWC to conduct a competitive review of the overall compensation packages of our Named Executive Officers (the "2012 Competitive Review"). The analysis was based on a review of the compensation of our Named Executive Officers to similarly situated executives in the 2012 Peer Group. While we generally aim to set each Named Executive Officer's target total direct compensation between the median and 75th percentile of the levels paid to similarly situated executives in our peer group, such data is intended to serve as one of several reference points to assist the Compensation Committee in its discussions and deliberation. The Compensation Committee reserves flexibility to vary from this positioning based on a variety of factors including prior year compensation targets, the Named Executive Officer's overall performance, changes in roles or responsibilities, and prior year short- and long-term incentive payments.

        As part of the 2012 Competitive Review, the Compensation Committee reviewed (i) a competitive analysis of the target total direct compensation of the Named Executives, including base salary and short- and long-term incentives, (ii) an analysis of the relationship between our 2012 actual compensation levels for the Named Executive Officers and our performance relative to the peer group companies, and (iii) a competitive assessment of our aggregate long-term incentive grant practices, including a review of share usage (shares granted in equity plans as a percentage of weighted average shares outstanding), potential dilution relative to peer group practice and fair value transfer that measures the aggregate value of long-term incentives in absolute dollars and as a percent of market capitalization.

        Our Named Executive Officers' base salaries and the structure of our short-term (cash) incentive program were not changed for 2012 and long-term incentive compensation for 2012 was granted using the same dollar value of each Named Executive Officer's 2011 stock option grant as a basis for determining the number of stock options granted (and in Ms. Benko's case, using the same dollar value as Mr. Hosp and Ms. Perrin). Our Named Executive Officers did not receive restricted stock unit awards in 2012 because it has been our practice to award restricted stock units on a biennial basis.

        The Compensation Committee does not have a formal or informal policy or target for allocating compensation between cash and non-cash compensation, or among the different forms of non-cash compensation. In allocating compensation between cash and non-cash forms, the Compensation Committee, after reviewing information provided by FWC, determines what it believes is in its business judgment to be the appropriate level of each of the various compensation components.

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

        Base salaries are reviewed at least annually by our Compensation Committee and are adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. For 2012, the Committee determined to maintain Mr. Lucia's base salary at the level set in 2011 and the other Named Executive Officers' base salaries at the level set in 2010. In January 2013, the Committee reevaluated base salaries for the Named Executive Officers, and made the following adjustments: (i) Mr. Hosp's base salary was increased from $425,000 to $450,000, and (ii) Mses. Benko's and Perrin's base salaries were increased from $400,000 to $450,000.

Annual Short-Term (Cash) Incentive Compensation

  General

        The Compensation Committee has the authority to award annual short-term (cash) incentive compensation to our Named Executive Officers in accordance with specific performance criteria established each year and based on the extent to which those criteria were achieved. The Compensation Committee believes that this component of our executive compensation program promotes the Company's performance-based compensation philosophy by providing Named Executive Officers with direct financial incentives in the form of annual cash incentives for achieving specific performance goals. Criteria for the annual short-term (cash) compensation awards are established and awards are ultimately made in a manner intended to reward both overall corporate performance and an individual's participation in attaining such performance. Our annual short-term (cash) incentive awards are paid in cash, ordinarily in a single payment in the first quarter following the completion of the fiscal year.

  Annual Incentive Plan

        The Named Executive Officers participate in the Company's Annual Incentive Plan, pursuant to which, for 2012, the Named Executive Officers were eligible to receive a maximum bonus award based on a percentage of net income achieved for the fiscal year. Net income was selected as the performance metric under the Annual Incentive Plan because it is a primary reporting metric for the Company and is based on generally accepted accounting principles. Net income includes all income and expense items and all gains and losses, whether they are considered recurring or non-recurring. The Committee selected net income as the performance metric to ensure that the maximum potential payout is limited to a predetermined percentage of reported earnings.

  Maximum Award

        For 2012, the maximum potential award for Mr. Lucia was equal to 5% of our 2012 net income and the maximum potential award for each of the other Named Executive Officers was equal to 2.5% of our 2012 net income. The Committee uses these percentages of net income to determine the maximum bonus awards payable to the Named Executive Officers and then may exercise its downward discretion to reduce, but not increase, those maximum award payouts. However, in no event can an award exceed the Annual Incentive Plan's per person maximum of $2.0 million.

  Reduction of Maximum Award

        The Committee may reduce the maximum bonus awards based on the pre-determined annual short-term (cash) incentive award opportunity, or bonus target, established for each Named Executive Officer. As discussed below, in exercising its discretion whether to reduce the maximum awards, the primary factors that the Compensation Committee considers when determining the actual short-term (cash) incentive compensation for our Named Executive Officers are pre-determined financial performance objectives, but it may increase (though not above the above-noted maximum) or decrease the annual award based on a Named Executive Officer's attainment of goals relating to strategic objectives or to account equitably for items impacting the predetermined performance objectives that are non-recurring in nature.

  2012 Financial Goals

        The target annual award opportunity for our Named Executive Officers for 2012 and the pre-determined financial and other goals against which their performance was measured were as follows:

Named Executive Officer	Target Award Opportunity (as a % of base salary)	Financial & Other Objectives
W. C. Lucia	100%	100% based on Company's achievement of adjusted EBITDA target
W. D. Hosp	65%	100% based on Company's achievement of adjusted EBITDA target
A. Benko	76%	Based in part on HDI's achievement of adjusted EBITDA target and in part upon her contribution to HDI's integration with the Company
S. Curtin	65%	50% based on Company's achievement of adjusted EBITDA target
		50% based on achievement of business area adjusted EBITDA targets
M. Perrin	65%	50% based on Company's achievement of adjusted EBITDA target
		50% based on achievement of business area adjusted EBITDA targets

        The financial objective established for 2012 short-term (cash) incentive awards at the corporate level and at the business area level was adjusted EBITDA. We define adjusted EBITDA, which is a non-GAAP measure, as earnings before interest, taxes, depreciation, amortization, and stock based compensation. We believe that adjusted EBITDA is a strong indicator of our overall performance. In addition, it is one of the key indicators used by industry analysts to evaluate our operating performance.

        Messrs. Lucia's and Hosp's awards were based solely on the achievement by the Company of a specific adjusted EBITDA target. As illustrated in the chart below, the applicable percentage of the bonus target to be paid varies with the percentage of the Company's attainment of its adjusted EBITDA target. The adjusted EBITDA target for 2012 was $183.2 million.

Adjusted EBITDA Target (in millions)	Percent of Target Achieved	Bonus Multiple
<$164.8	<90%	—
$164.8	90%	0.33
$183.2	100%	1.0
$201.5	200%	2.0

        For 2012, because it was the first year that HDI was part of the Company, Ms. Benko's annual short-term (cash) incentive award opportunity was based primarily on HDI's achievement of a specified adjusted EBITDA target (the "Business Area Component") and included an individual objective of assisting with HDI's integration into the Company. In addition, in connection with the HDI acquisition, for 2012, her target award opportunity was set at 76% of her base salary. For 2013, her target award opportunity will be 65% of her base salary, consistent with our other Executive Vice Presidents.

        Ms. Benko's business area adjusted EBITDA target for 2012 was $37.6 million and as illustrated below, the percentage of the Business Area Component of her target annual incentive award opportunity varies with the percentage of her business area's attainment of adjusted EBITDA target.

Benko Business Area Adjusted EBITDA Target (in millions)	Percent of Target Achieved	Bonus Multiple
<$33.9	<90%	—
$33.9	90%	0.33
$37.6	100%	1.0
$41.4	110%	1.2
$47.5	126%	1.6

        Given the roles of Mr. Curtin and Ms. Perrin as leaders of specific operating areas, the Committee, taking into account the advice of Mr. Lucia and FWC, determined that short term (cash) incentive compensation for these Named Executive Officers should be based on both the achievement of a Company-specific financial objective and a business area financial objective. As a result, their 2012 annual short-term (cash) incentive award opportunity was based on the following: (i) 50% was based on the Company's achievement of a specified adjusted EBITDA target (the "Company Component") and (ii) 50% was based on their respective Business Area Component. The Committee believes that this weighting between the Company Component and the Business Area Component provides the appropriate balance between linking Mr. Curtin's and Ms. Perrin's short term (cash) compensation to Company performance, over which they have limited control and linking it to their own performance through their respective business area's adjusted EBITDA over which they have more control and in each case, providing an incentive that focuses on encouraging sustained growth and long-term success.

        Mr. Curtin's business area adjusted EBITDA target for 2012 was $254.2 million and as illustrated below, the percentage of the Business Area Component of his target annual incentive award opportunity varies with the percentage of his business area's attainment of its adjusted EBITDA.

Curtin Business Area Adjusted EBITDA Target (in millions)	Percent of Target Achieved	Bonus Multiple
<$228.8	<90%	—
$228.8	90%	0.33
$254.2	100%	1.00
$279.6	110%	1.5

        Ms. Perrin's business area adjusted EBITDA target for 2012 was $329.2 million and as illustrated below, the percentage of the Business Area Component of her target annual incentive award opportunity varies with the percentage of her business area's attainment of its adjusted EBITDA target.

Perrin Business Area Adjusted EBITDA Target (in millions)	Percent of Target Achieved	Bonus Multiple
<$296.3	<90%	—
$296.3	90%	0.33
$329.2	100%	1.00
$362.1	110%	1.5

  2012 Individual Goals

        With the exception of Ms. Benko, for 2012, specific individual goals were not set for the Named Executive Officers. Following the completion of the fiscal year, the Compensation Committee assesses each Named Executive Officer's overall contributions to helping the Company achieve its financial objective by (i) improving revenue, net income, cash flow, operating margins, earnings per share and return on shareholders' equity, (ii) developing competitive advantages, (iii) dealing effectively with the growing complexity of our business, (iv) developing business strategies, managing costs and improving the quality of our services as well as customer satisfaction, (v) successfully executing divestitures, acquisitions and strategic partnerships, (vi) implementing operating efficiencies and (vii) general performance of individual job responsibilities.

        In light of the Company's acquisition of HDI in December 2011, for 2012, Ms. Benko was given an individual goal of assisting with HDI's integration with the Company, and provided she exceeded the adjusted EBITDA target for her business area, she was eligible to receive up to 100% of the incremental bonus she earned for exceeding that target based on the Committee's assessment of her achievement of her individual objective.

  2012 Short-Term (Cash) Incentive Compensation Calculations

        For 2012, the Company did not achieve its adjusted EBITDA target. In addition, with the exception of Ms. Benko, none of the other Named Executive Officers achieved the adjusted EBITDA targets for their respective business units. As a result, the Committee, in exercising its discretion under the Annual Incentive Plan to determine the amount of the 2012 awards for Messrs. Hosp, Lucia and Curtin and Ms. Perrin, took into consideration the Company's and the respective business units' underachievement of their financial targets and did not award short term (cash) incentive compensation to these Named Executive Officers.

        For 2012, HDI achieved an adjusted EBITDA of $47.5 million, or 26.3% over its target of $37.6 million. The Committee in exercising its discretion under the Annual Incentive Plan to determine the amount of the 2012 award for Ms. Benko considered both the extent to which her business area exceeded its adjusted EBITDA target and her contributions toward HDI's integration, and awarded her $488,575 for the achievement of her business area financial objective and $92,138, or 50% of the incremental award she earned for exceeding her business area financial objective, for her contributions toward HDI's integration.

Long-Term Incentive Compensation

  2012 Competitive Review

        In September 2012, the Compensation Committee evaluated the long-term incentive compensation component of the executive compensation program. With the guidance of FWC, the Committee reviewed the Company's long-term incentive grant practices, including a review of share usage (shares granted in equity plans as a percentage of weighted average shares outstanding), potential dilution relative to peer group practice and fair value transfer that measures the aggregate value of long-term incentives in absolute dollars and as a percent of market capitalization. The Committee noted that because the Company did not achieve the pre-defined earnings per share growth targets for the long-term incentive compensation granted to certain of the Named Executive Officers in 2010 and 2011, half of the stock options granted to those Named Executive Officers for those years did not vest and were terminated in February 2013 (specifically, 30,000 stock options for Mr. Lucia and 24,000 stock options for each of Messrs. Hosp and Curtin and Ms. Perrin granted in October 2010 at an exercise price of $19.77 were terminated; and 71,628 stock options for Mr. Lucia and 25,369 stock options for each of Messrs. Hosp and Curtin and Ms. Perrin granted in October 2011 at an exercise price of $22.95 were terminated).

        Taking into consideration FWC's recommendations, the Committee established a target amount for total long-term compensation using the same dollar value of each Named Executive Officer's 2011 grant as a basis for determining the number of stock options to be granted (and in Ms. Benko's case, using the same dollar value as Mr. Hosp and Ms. Perrin). The target amount for Messrs. Lucia and Curtin and Mses. Benko and Perrin brought their target total direct compensation (including the annualized value of the special retention grant received by Messrs. Lucia and Curtin and Ms. Perrin in February 2011) to between the 25th percentile and the median for the 2012 Peer Group and the target amount for Mr. Hosp brought his target total direct compensation (including the annualized value of the special retention grant he received in February 2011) to between the median and the 75th percentile for the 2012 Peer Group.

  How Awards Are Granted

        The long-term component of our executive compensation program has generally consisted of stock options and was expanded to include restricted stock awards in 2009 and restricted stock units in 2011. We believe that equity grants provide our Named Executive Officers with a strong link to our long-term performance in order to create an ownership culture and help to align their interests with those of our shareholders.

        Typically, during the fourth quarter of each year, the dates for the upcoming year's meetings of the Compensation Committee are scheduled. The award determination takes place at the regularly scheduled meeting of the Compensation Committee held following the second quarter of each year. Equity awards are typically granted to our executives annually on or about October 1. Our President and Chief Executive Officer presents the Compensation Committee with recommendations for equity awards for our other Named Executive Officers. These equity awards are granted based upon the Compensation Committee's subjective evaluation of the appropriate grant depending upon the level of responsibility of each Named Executive Officer. In accordance with our Fourth Amended and Restated 2006 Stock Plan (the "2006 Stock Plan"), we set the exercise price of all stock options equal to the closing price of our common stock on the NASDAQ Global Select Market on the day of the grant. Accordingly, a stock option grant will provide a return to the executive officer only in the following circumstances: (i) the executive officer remains employed during the vesting period (ii) the performance conditions (which relate to 50% of the stock option grant) are achieved and (iii) the market price of our common stock appreciates from the option's exercise price. As a result, stock options strongly support our objective of ensuring that pay is aligned with changes in shareholder value.

        We have issued restricted stock awards and restricted stock units to support the goal of retaining our Named Executive Officers and further aligning the interests of our executives with shareholders. Restricted stock awards and restricted stock units issued to executives generally vest in installments over the period specified by the Compensation Committee. Accordingly, restricted stock awards and restricted stock units will provide a return to the executive officer only if the executive officer remains employed during the vesting period. The value of the restricted stock awards and restricted stock units to the executive increases as the market price of our common stock increases, but because no specific amount of market price appreciation is necessary for a return to be provided to the executive, the number of shares underlying a restricted stock award and a restricted stock unit is lower relative to the number of shares underlying a stock option grant.

  2012 Long-Term Incentive Plan Grants

        For the 2012 fiscal year, in making its determinations with respect to granting long-term incentives, the Compensation Committee considered FWC's recommendations based on the 2012 Competitive Review, in addition to several objective factors, including comparative share ownership of similarly-situated executives, the Company's financial performance, the amount of equity previously awarded, the vesting of such awards and the retention value of the award. In determining amounts of long-term incentive compensation to be awarded, no fixed or specific mathematical weighting was applied to the subjective or the objective assessment of the Named Executive Officers' individual achievements.

        Consistent with prior years, the Committee determined that the Named Executive Officers would receive 50% of the value of their total 2012 annual long-term incentive awards in time-vested stock options and 50% in performance-based stock options. The Committee believes that this mix of vesting supports several important objectives, including compensating Named Executive Officers for achievement of long-term goals tied to business strategy through the use of performance-based vesting, rewarding Named Executive Officers for sustained increases in stock price and ensuring the overall cost of the program is aligned with compensation realized by Named Executive Officers and performance delivered to shareholders. In addition, annual grants of long-term incentives are intended to be competitive with those of our 2012 Peer Group.

        In October 2012, the Compensation Committee approved the grant of non-qualified stock options to purchase: (i) 128,201 shares of our common stock to Mr. Lucia and (ii) 45,404 shares of our common stock to Messrs. Hosp and Curtin and Mses. Benko, and Perrin. The exercise price for these stock options was $27.79 per share. These stock options are exercisable over seven years and vest as follows: 50% vests ratably over a three-year period commencing on December 31, 2013 and provided the executive remains employed as of December 31, 2015, the remaining 50% shall vest if the Company's adjusted EPS for the fiscal year ending December 31, 2013 is at least 10% higher than the Company's adjusted EPS for its fiscal year ended December 31, 2012 and its adjusted EPS for the year ending December 31, 2014, is at least 25% higher than its adjusted EPS for its fiscal year ended December 31, 2012.

  2013 Restricted Stock Unit Award

        In February 2013, the Committee awarded the Named Executive Officers restricted stock units with an aggregate value of $4.95 million. The Committee believes that restricted stock units provide a retention incentive, enhance executive stock ownership, and align the interests of our executives with the interests of our shareholders. In addition, awarding restricted units to our executives allows the Committee to balance our annual stock option grants that are focused on long-term performance measured through stock price appreciation with restricted stock unit awards that provide a strong retention incentive.

        On February 27, 2013, Mr. Lucia was awarded 23,486 restricted stock units and each of Mr. Hosp and Mses. Benko and Perrin were awarded 17,397 restricted stock units based on the closing price of our common stock of $28.74 on the NASDAQ Global Select Market on that date. Provided we record positive operating income for the year ending December 31, 2013, the restricted stock units will vest in 25% increments, with the first 25% vesting on the second anniversary of the grant date and the remainder vesting ratably on the third, fourth and fifth anniversaries of the grant date.

Benefits and Other Compensation

        We maintain broad-based benefits that are provided to all employees, including health and dental insurance, life and disability insurance and a 401(k) plan. Our Named Executive Officers are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees. The Company matches 100% of participant contributions to our 401(k) plan up to 3% of their eligible compensation and 50% of the next 2% of their eligible compensation contributed to the 401(k) plan, up to a maximum of $10,000 per annum.

Severance and Change-in-Control Benefits

        To enable us to offer competitive total compensation packages to our senior executives, as well as to ensure the ongoing retention of these individuals when considering transactions that may create uncertainty as to their future employment with us, in 2011, the Compensation Committee approved standardizing the terms of employment of our senior executives, which included providing consistent separation and change- in-control protection. In 2012 we entered into new employment agreements with each of our executive officers.

        Based on information provided by FWC, the Committee believes that the protection afforded by the revised terms of employment described above provides a level of benefits that are estimated to be within a reasonable range based on competitive practices with respect to comparable positions. We believe that the benefits provided under these agreements are consistent with the Company's objective of attracting and retaining highly qualified executives and provide reasonable assurance so that our senior executives are not distracted from their duties during the uncertainty that may accompany a possible change in control.

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

Insider Trading Policy

        Our Insider Trading Policy prohibits our employees and directors from, among many other actions, purchasing our securities on margin, borrowing against our securities held in a margin account, pledging our securities as collateral for a loan and entering into hedging and derivative transactions with respect to our securities.

Tax Considerations

        Code Section 162(m) prohibits us from deducting any compensation in excess of $1 million paid to our Chief Executive Officer and the three other most highly compensated Named Executive Officers employed at the end of the year (other than our Chief Financial Officer), except to the extent that such compensation is paid pursuant to a shareholder approved plan upon the attainment of specified performance objectives. The Compensation Committee believes that tax deductibility is an important factor, but not the sole factor, to be considered in setting executive compensation policy. Accordingly, the Compensation Committee periodically reviews the potential consequences of Section 162(m) and generally intends to take such reasonable steps as are required to avoid the loss of a tax deduction due to Section 162(m). However, the Compensation Committee may, in its judgment, authorize compensation payments or arrangements that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.

Summary Compensation Table

        The following table sets forth the cash and non-cash compensation awarded to or earned by our Named Executive Officers for the fiscal years ended December 31, 2012, 2011 and 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards(1) ($)		Option Awards(2) ($)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total Compensation ($)
William C. Lucia	2012	650,000	—		—		1,200,000	(4)	—	10,000	1,860,000
President and Chief	2011	650,000	—		1,350,000	(5)	1,200,000	(6)	555,775	9,800	3,765,575
Executive Officer	2010	553,846	—		—		425,200	(7)	500,692	9,800	1,489,538
Walter D. Hosp	2012	425,000	—		—		424,995	(4)	—	10,000	859,995
Executive Vice President	2011	425,000	—		900,000	(5)	425,000	(6)	309,354	9,800	2,069,154
Chief Financial Officer	2010	367,308	—		—		340,160	(7)	244,715	9,800	961,983
Andrea Benko(8)	2012	396,089	—		—		424,995	(4)	580,713	10,000	1,142,084
Executive Vice
President, HDI
Sean Curtin(9)	2012	400,000	—		—		424,995	(4)	—	10,000	834,995
Former Executive Vice	2011	400,000	—		900,000	(5)	425,000	(6)	275,000	—	2,000,000
President, Chief	2010	340,384	37,500	(10)	—		340,160	(7)	269,785	—	987,829
Operations Officer
Maria Perrin.	2012	400,000	—		—		424,995	(4)	—	10,000	834,995
Executive Vice President,	2011	400,000	—		900,000	(5)	425,000	(6)	285,000	9,800	2,019,800
Chief Marketing Officer	2010	340,384	—		—		340,160	(7)	242,984	9,800	933,328

(1)
The amounts in this column represent the grant date fair value of service-based restricted stock units computed in accordance with Financial Accounting Standards Board (FASB) guidance on stock-based compensation, assuming all service conditions are met. The relevant assumptions made in the valuations may be found in Note 10 of the Notes to Consolidated Financial Statements in our 2011 Annual Report on Form 10-K (the "2011 Form 10-K"). The grant date fair value of service-based restricted stock units is determined based on the number of shares granted and the fair value of our common stock on the grant date, which is the closing sales price per share of our common stock reported on The NASDAQ Global Select Market on that date.

(2)
The amounts in this column represent the grant date fair value of the service/performance-based stock option grants computed in accordance with FASB guidance on stock-based compensation, assuming all service and performance conditions are met. The relevant assumptions made in the valuations for the 2012, 2011 and 2010 stock option grants may be found in Note 10 of the Notes to Consolidated Financial Statements in (i) our 2012 Annual Report on Form 10-K (the "2012 Form 10-K"), (ii) our 2011 Form 10-K and (iii) our 2010 Annual Report on Form 10-K, respectively. The grant date fair value of service/performance-based stock options is determined based on the number of shares granted and the fair value of our common stock on the grant date, which is the Black Scholes value of closing sales price per share of our common stock reported on The NASDAQ Global Select Market on that date.

(3)
The amounts in this column reflect 401(k) employer matching contributions.

(4)
In October 2012, Messrs. Lucia, Hosp and Curtin and Mses. Perrin and Benko were each granted non-qualified stock options to purchase shares of our common stock under the Fourth Amended and Restated 2006 Plan or the 2006 Stock Plan, with an exercise price per share of $27.79. Mr. Lucia was granted a non-qualified stock option for 128,201 shares and the other Named Executive Officers were each granted a non-qualified stock option for 45,404 shares.

(5)
In February 2011, Messrs. Lucia, Hosp and Curtin and Ms. Perrin were each granted restricted stock units under the 2006 Stock Plan, at a market price per share of $24.64. Mr. Lucia was granted 54,786 restricted stock units and the other Named Executive Officers were each granted 36,525 restricted stock units.

(6)
In October 2011, Messrs. Lucia, Hosp and Curtin and Ms. Perrin were each granted non-qualified stock options to purchase shares of our common stock under the 2006 Stock Plan, at a purchase price per share of $22.95. Mr. Lucia was granted a non-qualified stock option for 143,256 shares and the other Named Executive Officers were each granted a non-qualified stock option for 50,737 shares.

(7)
In October 2010, Messrs. Lucia, Hosp and Curtin and Ms. Perrin were each granted non-qualified stock options to purchase shares of our common stock under the 2006 Stock Plan, at a purchase price per share of $19.77. Mr. Lucia was granted a non-qualified stock option for 60,000 shares and the other Named Executive Officers were each granted a non-qualified stock option for 48,000 shares.

(8)
Ms. Benko was appointed as an executive officer in December 2011 in connection with our acquisition of HealthDataInsights, Inc or HDI.

(9)
Mr. Curtin resigned as our EVP, Chief Operations Officer effective December 31, 2012, but remained an employee through February 2013.

(10)
In January 2011, the Compensation Committee awarded Mr. Curtin a discretionary bonus based upon his 2010 performance.

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

Option Awards

        In October 2012, 2011 and 2010, our Named Executive Officers were granted non-qualified stock options under the 2006 Stock Plan. The stock options vest as follows: (i) 50% of the grant vests annually in one-third increments, with the first one-third vesting on December 31 of the year after the grant date and the remaining two-thirds vesting on December 31 of the second and third year after the grant date and (ii) 50% vests on December 31 of the third year after the grant date to the extent that certain pre-defined financial and service conditions are satisfied.

        See "Grants of Plan Based Awards, for the year ended December 31, 2012" for information regarding the options granted in 2012 and "Potential Payments upon Employment Termination and Change-in-Control" for additional information regarding matters that could affect the vesting of such options.

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

 Grants of Plan-Based Awards For the Year Ended December 31, 2012

						Estimated Future Payouts Under Equity Incentive Plan Awards
							All Other Option Awards: Number of Securities Underlying Options (#)(3)
			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
								Exercise or Base Price of Options ($/Sh)(4)	Grant Date Fair Value of Option Awards ($)(5)
		Compensation Committee Approval Date
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Target (#)(2)
W.C. Lucia
AIP			32,500	650,000	2,000,000
Options	10/5/12	10/2/12				64,101	64,100	$27.79	1,200,000
W.D. Hosp
AIP			13,825	276,250	1,262,900
Options	10/5/12	10/2/12				22,702	22,702	$27.79	424,995
A.Benko
AIP			13,000	260,000	1,262,900
Options	10/5/12	10/2/12				22,702	22,702	$27.79	424,995
S. Curtin
AIP			13,000	260,000	1,262,900
Options	10/5/12	10/2/12				22,702	22,702	$27.79	424,995
M. Perrin
AIP			13,000	260,000	1,262,900
Options	10/5/12	10/2/12				22,702	22,702	$27.79	424,995

AIP:    Annual Incentive Plan

Options:    Service and performance based non-qualified stock options

(1)
Amounts represent the short term (cash) incentive compensation that could be earned by the Named Executive Officers. The threshold amount shown is 5% of the individual's targeted annual award opportunity, which would be payable if the Company achieved 90% of the applicable targeted financial measure for 2012. The target amount shown is 100% of the individual's targeted annual award opportunity and assumes that the Named Executive Officer achieves all related predetermined financial or other objectives. The maximum amount represents the shareholder-approved maximum payout under the Annual Incentive Plan. The Annual Incentive Plan is intended to meet the requirements of Internal Revenue Code Section 162(m), and the maximum column reflects maximum awards possible under the Annual Incentive Plan. The actual short-term (cash) incentive compensation paid for 2012 is shown in the Summary Compensation Table in the "Non-Equity Incentive Plan Compensation" column. Our short-term (cash) incentive plan is described in the Compensation Discussion and Analysis, under the heading "Annual Short-Term (Cash) Incentive Compensation." For 2012, Mr. Lucia's target award opportunity was 100% of his base salary. Ms. Benko's target award opportunity was 76% of her base salary and the target award opportunity for our other Named Executive Officers was 65% of his/her base salary.

(2)
Amounts represent the portion of the non-qualified stock option grant made to each Named Executive Officer in 2012 that is conditioned on our financial performance. These non-qualified stock option grants and their vesting schedule are described in the Compensation Discussion and Analysis under the heading "Long Term Incentive Compensation."

(3)
Amounts represent the portion of the non-qualified stock option grant made to the Named Executive Officers in 2012 that is conditioned on continued service. The vesting schedule for these grants are described in the Compensation Discussion and Analysis under the heading "Long Term Incentive Compensation" and in the Narrative Discussion to the Summary Compensation Table and Grants of Plan-Based Awards Table.

(4)
The exercise price equals the closing price of our common stock on the date of the grant.

(5)
The amounts in this column represent the grant date fair value of each stock option grant computed in accordance with FASB guidance on stock-based compensation, assuming all performance conditions are met. The relevant assumptions made in the valuations may be found in Note 10 of the Notes to Consolidated Financial Statements in our 2012 Form 10-K.

Outstanding Equity Awards at December 31, 2012
	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested(1)
William C. Lucia								47,970	(2)	1,243,382
								54,786	(3)	1,420,053
	128,658	—		—		3.14	5/4/16
	289,005	—		—		3.66	6/26/16
	60,000	—		—		12.60	10/1/16
	20,000	10,000	(4)	—		19.77	9/30/17
	23,876	47,752	(6)	—		22.95	9/30/18
	—	64,100	(7)	64,101	(7)	27.79	10/4/19
Walter D. Hosp								38,376	(2)	994,706
								36,525	(3)	946,728
	180,000	—		—		6.37	7/2/17
	75,000	—		—		7.99	9/30/15
	48,000	—		—		12.60	10/1/16
	16,000	8,000	(4)	—		19.77	9/30/17
	8,457	16,912	(6)	—		22.95	9/30/18
	—	22,702	(7)	22,702	(7)	27.79	10/4/19
Andrea Benko								16,616	(5)	430,687
	—	22,702	(7)	22,702	(7)	27.79	10/4/19
	14,875	44,628	(9)	—		31.37	12/30/19
Sean Curtin								28,782	(2)	746,029
								36,525	(3)	946,728
	30,000	—		—		7.99	9/30/15
	30,000	30,000	(8)	—		12.60	10/1/16
	16,000	8,000	(4)	—		19.77	9/30/17
	8,457	16,912	(6)	—		22.95	9/30/18
	—	22,702	(7)	22,702	(7)	27.79	10/4/19
Maria Perrin								47,970	(2)	1,243,382
								36,525	(3)	946,728
	13,458	—		—		7.43	4/30/17
	45,000	—		—		7.99	9/30/15
	48,000	—		—		12.60	10/1/16
	16,000	8,000	(4)	—		19.77	9/30/17
	8,457	16,912	(6)	—		22.95	9/30/18
	—	22,702	(7)	22,702	(7)	27.79	10/4/19

(1)
Market value of shares or units of stock that have not vested is calculated by multiplying the closing sales price per share of our common stock on The NASDAQ Global Select Market on December 31, 2012 ($25.92) by the number of shares of stock that have not vested.

(2)
Represents shares of restricted stock granted on February 19, 2009 which vested in one quarter increments on the second, third and fourth anniversary of the grant date. The remainder will vest on the fifth anniversary of the grant, or February 19, 2014, subject to the Named Executive Officer's continued employment.

(3)
Represents restricted stock units granted on February 18, 2011, of which one quarter vested on the second anniversary of the grant date. The remaining three quarters will vest ratably on the third, fourth and fifth anniversaries of the grant date, subject to the Named Executive Officer's continued employment.

(4)
Represents stock options granted on October 1, 2010 which vested in one third increments on December 31, 2011 and 2012. Subject to the Named Executive Officer's continued employment, the remainder will vest on December 31, 2013.

(5)
Represents restricted stock units granted on December 21, 2011, one quarter of which vested on the first anniversary of the grant date, and subject to Ms. Benko's continued employment, the remainder will vest ratably on the second, third and fourth anniversaries of the grant date.

(6)
Represents stock options granted on October 1, 2011 of which one third vested on December 31, 2012. Subject to the Named Executive Officer's continued employment, the remainder will vest on December 31, 2013 and 2014.

(7)
Represents stock options granted on October 5, 2012, with the following vesting schedule: 50% vests in one-third increments on December 31, 2013, 2014 and 2015 and 50% vests on December 31, 2015 to the extent that certain pre-defined performance and service conditions are satisfied.

(8)
Represents stock options granted on October 1, 2009.

(9)
Represents stock options granted on December 21, 2011, which vest in one quarter increments. The first quarter vested on December 31, 2012 and subject to the Named Executive Officer's continued employment, the remainder will vest on December 31, 2013, 2014 and 2015.

2012 Option Exercises and Stock Vested

        The following table sets forth certain information concerning the stock options exercised and stock awards that vested for our Named Executive Officers during the year ended December 31, 2012.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
W.C. Lucia	183,337	3,517,839	23,985	792,994
W.D. Hosp	45,000	1,013,558	19,188	634,355
A. Benko	—	—	5,538	142,714
S. Curtin	37,500	715,177	14,391	475,766
M. Perrin	20,001	539,086	23,985	792,994

(1)
The value realized on the exercise of stock options is based on the difference between the exercise price and the market price (used for tax purposes) of our common stock on the date of exercise.

(2)
Value realized on vesting represents the number of shares acquired on vesting multiplied by the market value of the shares of our common stock on the vesting date, which is the closing price of the shares on February 17, 2012.

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

  •
  The amounts shown in the table are based on the assumption that each Named Executive Officer was terminated on December 31, 2012. Accordingly, the table reflects amounts earned as of December 31, 2012 and includes estimates of amounts that would be paid to the Named Executive Officer upon the occurrence of a termination or Change in Control. The table also reflects the targeted annual short-term (cash) incentive award that the Named Executive Officers would have been entitled to receive for 2012 and not the amount that the Compensation Committee determined to pay (as set forth in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table).

  •
  Regardless of the manner in which the Named Executive Officer's employment is terminated, a Named Executive Officer is entitled to receive (i) any earned but unpaid salary and accrued but unused paid time off through the date of termination and (ii) except in the event the termination is for Cause (as described below), any earned bonus for the calendar year preceding the calendar year in which his/her employment ends. Amounts due for unused paid time off for 2012 are not shown in the table.

  •
  Under the terms of our 2006 Stock Plan, upon a Named Executive Officer's termination of employment (for any reason other than gross misconduct, which causes the options to immediately expire), stock option exercises will be limited to the portions of the stock options that were immediately exercisable at the date of such termination. The amounts shown in the table do not include the value of such immediately exercisable stock options.

Definitions From Award Agreements/2006 Stock Plan

  •
  Under our Restricted Stock Award Agreement, "cause" means a termination with "cause" under the terms of the Named Executive Officer's employment agreement. Under our Non-qualified Stock Option Agreements and Restricted Stock Unit Agreements, "cause" is determined by the Compensation Committee or the Board of Directors. Under the 2006 Stock Plan, "cause" is equated with "gross misconduct," as determined by the Compensation Committee or Board of Directors.

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

  •
  "Good Reason" means, the occurrence, without the Named Executive Officer's prior written consent, of any of the following events: (i) a material diminution in his/her authority, duties or responsibilities (in Mr. Lucia's case, other than in connection with a portion of his authority, duties or responsibilities being assigned to or carried out by a President; and in Ms. Benko's case, other than as is involved in the operational integration of HDI, or adding other senior management or operational staff at HDI, provided she remains the most senior executive at HDI); (ii) a requirement that, in Mr. Lucia's case, he reports to an officer rather than to the Board and in the case of the other Named Executive Officers, that they report to a new supervisor who has materially diminished authority, duties or responsibilities in comparison to his/her previous supervisor; (iii) a material reduction in the Named Executive Officer's base salary; (iv) the Company's requiring, (a) in Mr. Lucia's case, that he perform his principal services in a geographic area more than 50 miles from the Company's offices in Irving, Texas, or such other place at which he has agreed to provide such services, (b) in Ms. Benko's case, that she perform her principal services more than 50 miles from Las Vegas, Nevada or such other place at which she has agreed to provide such services and (c) in the case of the other Named Executive Officers, that they perform their principal services primarily in a geographic area more than 50 miles from both the Company's headquarters in Irving, Texas and its office in New York, New York or such other place of primary employment at which they have agreed to provide such services; or (v) a material breach by the Company of any material provision of the Named Executive Officer's employment agreement. Good Reason is also subject to certain timing restrictions and our ability to cure the proposed Good Reason.

  •
  "Change in Control" means:

  •
  the acquisition by an individual, entity or group (a "Person") of beneficial ownership of any capital stock of the Company if, after such acquisition, such Person beneficially owns 50.01% or more of either (x) the then-outstanding shares of Company common stock or (y) the combined voting power of the then-outstanding Company securities entitled to vote in the election of directors; provided, however, that an acquisition from the Company or pursuant to a Business Combination (as defined below) that complies with subclauses (x) and (y) of clause (ii) will not be a Change in Control;

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

Named Executive Officer and Type of Payment	Involuntary Termination	Resignation For Good Reason	Resignation For Good Reason Upon a Change in Control	Involuntary Termination Upon a Change in Control
W. C. Lucia, President & Chief Executive Officer(1)(2)
Cash severance	$1,300,000	$1,300,000	$1,300,000	$1,300,000
Bonus payment	$1,300,000	$1,300,000	$1,300,000	$1,300,000
Continued health insurance coverage(3)	$3,654	$3,654	$3,654	$3,654
Restricted Stock(4)	—	—	$2,662,408	$2,662,408
Stock Options(5)	—	—	$203,290	$203,290
Total	$2,603,654	$2,603,654	$5,469,352	$5,469,352
W. D. Hosp, EVP, Chief Financial & Administrative Officer(6)(7)
Cash severance	$425,000	—	$425,000	$425,000
Continued health insurance coverage(8)	$10,310	—	$10,310	$10,310
Restricted Stock(4)	—	—	$1,940,685	$1,940,685
Stock Options(5)	—	—	$99,402	$99,402
Total	$435,310	—	$2,475,397	$2,475,397
A.Benko, EVP & President of HDI(6)(7)(9)
Cash severance	$400,000	$400,000	$400,000	$400,000
Continued health insurance coverage(8)	$10,310	$10,310	$10,310	$10,310
Restricted Stock(4)	—	—	$430,521	$430,521
Stock Options(5)	—	—	—	—
Total	$410,310	—	$840,831	$840,831
S. Curtin, Executive Vice President & Chief Operations Officer(6)(7)
Cash severance	$400,000	—	$400,000	$400,000
Continued health insurance coverage(8)	$10,310	—	$10,310	$10,310
Restricted Stock(4)	—	—	$1,692,104	$1,692,104
Stock Options(5)	—	—	$498,804	$498,804
Total	$410,310	—	$2,601,218	$2,601,218
M. Perrin, EVP & Chief Marketing Officer(6)(7)
Cash severance	$400,000	—	$400,000	$400,000
Continued health insurance coverage(8)	$10,310	—	$10,310	$10,310
Restricted Stock(4)	—	—	$2,189,265	$2,189,265
Stock Options(5)	—	—	$99,402	$99,402
Total	$410,310	—	$2,698,977	$2,698,977

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

(3)
If we terminate Mr. Lucia's employment without Cause, or if his employment ceases because of his death or disability or if he terminates his employment with Good Reason, then provided he executes and does not revoke a severance agreement and release, the Company will provide him with continued health coverage for 24 months or until he becomes eligible for health coverage from another employer, whichever is earlier.

(4)
Under the terms of our Restricted Stock Award Agreements, in the event a Named Executive Officer ceases to be employed by the Company by reason of death, disability or involuntarily by the Company (other than (i) for "cause" and (ii) for "cause" within 24 months of a Change of Control), the restricted stock awards held by such Named Executive Officer shall vest in full. In addition, the Compensation Committee has the discretion to accelerate vesting of the restricted stock in the event of a Change of Control. Under the terms of our Restricted Stock Unit Agreements, in the event a Named Executive Officer ceases to be employed by the Company by reason of death, disability or involuntarily by the Company other than for "cause" within 24 months following a Change in Control, all of the restricted stock units held by such Named Executive Officer shall become fully vested. The amounts presented in the table represent the market value of outstanding restricted stock awards and restricted stock units, which is determined based on the number of shares/units granted and the fair value of our common stock on December 31, 2012, which is the closing sales price per share of our common stock reported on The NASDAQ Global Select Market on that date ($25.92), less the consideration paid by the recipient for the award ($0.01 per share).

(5)
Under the 2006 Stock Plan (assuming no contrary provisions in the award agreements/the 2006 Stock Plan), if a Named Executive Officer ceases to be employed by the Company by reason of involuntary termination without "cause" by the Company during the 24-month period following a Change of Control, the Named Executive Officer's outstanding options, which are not then exercisable and vested, shall become fully vested and exercisable. The numbers included in the table represent the value of the unvested portion of the Named Executive Officer's stock options, assuming accelerated vesting (calculated based on the excess of the closing market price of our common stock on December 31, 2012, over the exercise prices of such options).

(6)
If we terminate the Named Executive Officer's employment without Cause, in connection with a Change in Control or otherwise, then provided he/she executes and does not revoke a separation agreement and release and complies with a separate Noncompetition, Nonsolicitation, Proprietary and Confidential Information Agreement executed in connection with his/her employment agreement (the "Restrictive Covenants Agreement"), he/she will be entitled to receive cash severance in an amount equal to 12 times his/her monthly base salary paid ratably in equal installments over a 12 month period.

(7)
If within 24 months following a Change in Control, the Named Executive Officer's employment is terminated without Cause or he/she resigns for Good Reason, provided he/she executes a separation agreement and release and complies with the Restrictive Covenant Agreement, he/she will receive the amounts set forth in (6) above in a single lump sum payment, rather than in installments as applies outside of a Change in Control.

(8)
In the event a Named Executive Officer is involuntarily terminated or involuntarily terminated upon a Change of Control, provided he/she executes and does not revoke a severance agreement and release, the Company will pay him/her a lump sum amount equal to 12 times the difference between the monthly COBRA coverage premium for the same type of medical and dental coverage (single, family, or other) he/she is receiving as of the date his/her employment ends and his/her then monthly employee contribution.

(9)
If Ms. Benko resigns for Good Reason on or before December 16, 2013, and provided she executes and does not revoke a severance agreement and release, she will be entitled to receive (i) cash severance in an amount equal to 12 times her monthly base salary paid ratably in equal installments over a 12 month period, (ii) any earned but unpaid annual bonus for the calendar year preceding the calendar year in which her employment ends, paid in a lump sum and (iii) the amount set forth in (8) above.

Executive Employment Agreements

        See "Potential Payments Upon Termination of Employment or Change in Control" above for definitions of capitalized terms used below.

Employment Agreement with William C. Lucia—President and Chief Executive Officer

        Effective March 1, 2013, we entered into a new Executive Employment Agreement (which was amended on April 30, 2013) and a Noncompetition, Nonsolicitation, Proprietary and Confidential Information and Developments Agreement (the "Restrictive Covenants Agreement") with William C. Lucia, our President and Chief Executive Officer on substantially the same terms as his prior agreement which expired on February 28, 2013. Unless earlier terminated, this agreement will terminate on February 28, 2015. Mr. Lucia is eligible to receive bonus compensation from us in respect of each fiscal year (or portion thereof) during the term of his employment, in each case as may be determined by our Compensation Committee in its sole discretion on the basis of performance or such other criteria as may be established from time to time by the Compensation Committee in its sole discretion. Mr. Lucia's annualized base salary remains at $650,000 and his target bonus remains at 100% of his base salary.

        If we terminate Mr. Lucia's employment without Cause, in connection with a Change in Control (as defined in the agreement) or otherwise, or if his employment ceases because of his disability or if he terminates his employment with Good Reason (as defined in the agreement), then provided Mr. Lucia executes and does not revoke a separation agreement and release and complies with the Restrictive Covenants Agreement (as described below), he will be entitled to receive cash severance in an amount equal to (i) 24 times his monthly base salary paid ratably in equal installments over a 24 month period (unless his termination/resignation is in connection with a Change in Control, in which case the payment will be in a single lump sum), (ii) twice a bonus component that will vary depending upon whether the bonus for the year of termination is intended to be "performance-based" compensation and the performance is satisfied or whether the bonus is under a different program, in which case it will be his target bonus and will be paid on the same schedule as (i) above (unless his termination/resignation is in connection with a Change in Control, in which case the payment will be in a single lump sum), and (iii) continued health coverage for 24 months or until he becomes eligible for health coverage from another employer, whichever is earlier.

Employment Agreements with Other Named Executive Officers

        We have employment agreements that are at-will, subject to certain notice and/or severance provisions, with each of Mr. Hosp and Mses. Perrin and Benko. Mr. Curtin resigned as our Executive Vice President, Chief Operations Officer effective December 31, 2012 and his employment agreement terminated as of that date.

        The agreements set forth the annualized base salary for these Named Executive Officers, which is currently $450,000. In addition, under the terms of these agreements, these Named Executive Officers are eligible to receive bonus compensation from us in respect of each fiscal year (or portion thereof) during the term of his/her employment, in each case as may be determined by our Compensation Committee in its sole discretion on the basis of such performance-based or other criteria as it determines appropriate. Effective January 1, 2012, the targeted annual short-term (cash) incentive award opportunity for Mr. Hosp and Ms. Perrin was increased from 50% to 65% of his/her base salary. For 2013, Ms. Benko's targeted annual short-term (cash) incentive award opportunity is also set at 65% of her base salary.

        If we terminate these executive's employment without Cause, in connection with a Change in Control or otherwise, then provided he/she executes and does not revoke a separation agreement and release and complies with the Restrictive Covenants Agreement, he/she will be entitled to receive (i) cash severance in an amount equal to 12 times his/her monthly base salary paid ratably in equal installments over a 12 month period, (ii) a lump sum amount equal to 12 times the difference between the monthly COBRA coverage premium for the same type of medical and dental coverage the executive is receiving as of the date his/her employment ends and his/her then monthly employee contribution, which amount may be used for any purpose and (iii) any earned but unpaid annual bonus for the calendar year preceding the calendar year in which his/her employment ends. If within 24 months following a Change in Control, the Named Executive Officer's employment is terminated without Cause or he/she resigns for Good Reason, provided he/she executes a separation agreement and release and complies with the Restrictive Covenants Agreement, he/she will receive the amounts set forth in (i) above in a single lump sum payment, rather than in installments as applies outside of a Change in Control. If Ms. Benko resigns for Good Reason (as defined in her Employment Agreement) on or before December 16, 2013, and provided she executes and does not revoke a severance agreement and release, she will be entitled to receive the amounts set forth in (i), (ii) and (iii) above.

Nonsolicitation, Proprietary and Confidential Information and Developments Agreements

        We have entered into Restrictive Covenants Agreements with each of our Named Executive Officers. Under the terms of the Restrictive Covenants Agreements, in Mr. Lucia's case, for the 24 months following the termination of his employment for any reason, and in the case of the other Named Executive Officers, for the 12 months following the termination of his/her employment for any reason, the Named Executive Officer is generally prohibited from: (i) engaging or assisting others in engaging in any business or enterprise in the United States that competes with the Company's business, products or services, (ii) soliciting or diverting or attempting to solicit or divert the business of any of the Company's current or prospective clients, (iii) soliciting, recruiting or inducing or attempting to solicit, recruit or induce any Company employee or independent contractor to leave the Company's employ (or, in some situations, hire), and (iv) disclosing or utilizing for the benefit of any entity other than the Company, any system or product development ideas discussed/explored, even if not implemented, during the Named Executive Officer's employment with the Company. The Restrictive Covenants Agreement also sets forth certain obligations with respect to proprietary and confidential information and developments and inventions.

REPORT OF COMPENSATION COMMITTEE

        The Compensation Committee of the Board of Directors (the "Board") of HMS Holdings Corp. (the "Company") has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 or Proxy Statement for its 2013 Annual Shareholder's Meeting, as applicable.

        By the Compensation Committee of the Board of Directors of HMS Holdings Corp.

Richard H. Stowe, Chair
Daniel N. Mendelson

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

Non-Employee Board Member Retainer

        Each non-employee director receives a quarterly retainer for service as a director, which is fixed from time to time by resolution of the Board. Through the second quarter of 2012, the quarterly retainer was $8,750 per quarter, or $35,000. In September 2012, the Board increased the quarterly retainer to $12,500 per quarter, or $50,000 annually. The retainer may be deferred in whole or in part under the Director Deferred Compensation Plan (described below).

Committee Chair Retainer

        Each Committee Chair receives a quarterly retainer. Through the second quarter of 2012, the quarterly retainer was $2,500 per quarter or $10,000 annually. In September 2012, the Board increased the audit committee chair quarterly retainer to $5,000 per quarter, or $20,000 annually and all other committee chairs quarterly retainer to $3,750 per quarter, or $15,000 annually. The Committee Chair retainer may be deferred in whole or in part under the Director Deferred Compensation Plan.

Equity Awards

        Each of our non-employee directors is eligible to receive an annual equity award, the value of which is fixed from time to time by resolution of the Board. In September 2012, the Board approved increasing the amount of the annual grant of non-qualified stock options and restricted stock units granted to each of our non-employee directors from an aggregate value of $80,000 to an aggregate value of $100,000, with the actual number of stock options and restricted stock units to be calculated based on the grant date fair value as computed in accordance with FASB guidance on stock-based compensation, except that no assumption for forfeitures would be included.

        On October 5, 2012, Messrs. Holster, Kelly, Miller, Mosakowski, Schwartz and Stowe, Dr. Stocker and Ms. Rudnick, were each granted a non-qualified stock option to purchase 2,766 shares of our common stock with an exercise price of $27.79 and 2,766 restricted stock units. On October 15, 2012, in connection with her appointment to the Board, Ms. Tellez was granted a non-qualified stock option to purchase 2,684 shares of our common stock with an exercise price of $27.86 and 2,684 restricted stock units. On February 27, 2013, in connection with his appointment to the Board, Mr. Mendelson was granted a non-qualified stock option to purchase 2,600 shares of our common stock with an exercise price of $28.74 and 2,600 restricted stock units. These stock options and restricted stock units granted to our directors vest quarterly, in equal installments, over a one year period.

Non-Employee Chairman of the Board Quarterly Retainer

        In July 2010, the Board approved the following compensation package for Mr. Holster, our Chairman of the Board: (i) annual cash retainer of $41,000 and (ii) equity compensation consisting of a grant of non-qualified stock options and restricted stock units with an aggregate value of $94,000, which would be granted on October 1 of each year and which would vest quarterly over a one year period commencing on December 31 of the year of the grant. The actual number of stock options and restricted stock units to be calculated based on the grant date fair value computed in accordance with FASB guidance on stock-based compensation, except that no assumption for forfeitures would be included.

        On October 5, 2012, Mr. Holster was granted a non-qualified stock option to purchase 2,600 shares of our common stock with an exercise price of $27.79 and 2,600 restricted stock units. Both of these grants vest quarterly, in equal installments, over a one year period, with the first quarter vesting on December 31, 2012.

Director Deferred Compensation Plan

        Each of our non-employee directors is eligible to participate in our Director Deferred Compensation Plan, under which the non-employee director may elect to defer all or part of his or her Board of Director fees and annual restricted stock unit grants until the termination of his or her service as a member of the Board for any reason. The amount of any cash compensation deferred by a non-employee director is converted into a number of stock units, determined based upon the closing price of our common stock on the NASDAQ Global Select Market on the date such fees would otherwise have been payable and is credited to a deferred compensation account maintained in his or her name. Deferred restricted stock unit grants are converted on a share-for-share basis on the date such restricted stock units would otherwise have been payable and also credited to the non-employee director's account. The account will be credited with additional stock units, also based on such average market value, upon the payment date for any dividends declared on our common stock. On January 10th of the year following a director's termination of service, the amounts accumulated in the deferred compensation account will be distributed in the form of common stock under the 2006 Stock Plan equal to the number of whole stock units in the account and cash in lieu of any fractional shares.

        The following table sets forth the deferred stock units held by our non-employee directors as of December 31, 2012.

Name	Deferred Stock Units
Robert M. Holster	13,720
James T. Kelly	8,119
William F. Miller III	4,058
William S. Mosakowski	—
Ellen A. Rudnick	4,058
Bart M. Schwartz	5,887
Michael A. Stocker, M.D.	—
Richard H. Stowe	11,790
Cora M. Tellez	—

2012 Director Compensation

        The following table sets forth compensation earned and paid, as of December 31, 2012, to each of our non-employee directors, for service as a director during 2012.

Name(1)	Fees Earned or Paid in Cash(2)	Stock Awards ($)(3)	Option Awards(4)	Total
Robert M. Holster	$79,750	$149,121	$50,227	$279,098
William F. Miller III	$38,750	$76,867	$25,890	$141,507
William S. Mosakowski	$38,750	$76,867	$25,890	$141,507
Ellen A. Rudnick	$51,250	$76,867	$25,890	$154,007
Bart M. Schwartz	$50,000	$76,867	$25,890	$152,757
Michael A. Stocker, M.D.	$50,000	$76,867	$25,890	$152,757
Richard H. Stowe	$50,000	$76,867	$25,890	$152,757
Cora M. Tellez	$12,500	$74,776	$25,208	$112,484
Former Director
James T. Kelly	$38,750	$76,867	$25,890	$141,507

(1)
The number of unexercised stock options held by the directors named in the above table as of December 31, 2012 was as follows: Mr. Holster (23,020), Mr. Kelly (54,919), Mr. Miller (34,969), Mr. Mosakowski (51,169), Ms. Rudnick (118,419), Mr. Schwartz (8,119), Dr. Stocker (51,169), Mr. Stowe (129,919) and Ms. Tellez (2,684). The number of restricted stock units outstanding as of December 31, 2012, which includes restricted stock units that the director has deferred under the Director Deferred Compensation Plan, held by the directors named in the above table was as follows: Mr. Holster (13,720), Mr. Kelly (8,119), Mr. Miller (5,096), Mr. Mosakowski (2,075), Ms. Rudnick (5,096), Mr. Schwartz (6,925), Dr. Stocker (2,075), Mr. Stowe (11,790) and Ms. Tellez (2,684). See footnote 2 for information regarding the deferral of these restricted stock units by some of our directors.

(2)
Includes the value of fully vested deferred stock units received under our Director Deferred Compensation Plan in lieu of all or a specified portion of the non-employee director's quarterly cash retainer based on the fair market value of the underlying shares on the date the quarterly cash retainer would otherwise have been paid. As a result of his deferral election, for the year ended December 31, 2012, Mr. Stowe received 1,471 deferred stock units with a value of $50,000 and Mr. Schwartz received 734 deferred stock units with a value of $25,000.

(3)
On October 5, 2012, Mr. Holster was granted 5,366 restricted stock units, which he elected to defer under the Director Deferred Compensation Plan. Messrs. Kelly, Miller, Mosakowski, Schwartz, and Stowe, Dr. Stocker and Ms. Rudnick, were granted 2,766 restricted stock units. On October 15, 2012, Ms. Tellez, in connection with her appointment to the Board, was granted 2,684 restricted stock units. Pursuant to the Director Deferred Compensation Plan, Messrs. Kelly and Stowe each elected to defer 2,766 restricted stock units and Ms. Rudnick and Messrs. Miller and Schwartz each elected to defer 1,383 restricted stock units. The restricted stock units vest quarterly, with the first quarter vesting on December 31, 2012. The amounts in this column represent the grant date fair value of the restricted stock units granted on October 1, 2012 computed in accordance with FASB guidance on stock-based compensation. The relevant assumptions made in the valuations may be found in Note 10 of the Notes to Consolidated Financial Statements in our 2012 Form 10-K. These amounts do not correspond to the actual value that may be realized by the directors with respect to these awards.

(4)
On October 5, 2012, Mr. Holster was granted a non-qualified stock option to purchase 5,366 shares of common stock. Messrs. Kelly, Miller, Mosakowski, Schwartz and Stowe, Dr. Stocker and Ms. Rudnick, were each granted a non-qualified stock option to purchase 2,776 shares of common stock. On October 15, 2012, Ms. Tellez, in connection with her appointment to the Board, was granted a non-qualified stock option to purchase 2,684 shares of common stock. The stock options vest quarterly, with the first quarter vesting on December 31, 2012. The amounts in this column represent the grant date fair value of that stock option grant computed in accordance with FASB guidance on stock-based compensation. The relevant assumptions made in the valuations may be found in Note 10 of the Notes to Consolidated Financial Statements in our 2012 Form 10-K. These amounts do not correspond to the actual value that may be realized by the directors with respect to these awards.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During 2012, the members of our Compensation Committee were Richard H. Stowe, William F. Miller III (from October 2010 to March 2012) and James T. Kelly (from December 2002 to March 2013). Daniel N. Mendelson joined the Compensation Committee in February 2013. Mr. Miller served as the Chief Executive Officer of the Company from October 2000 to April 2005 and as an officer of the Company through December 2007. None of Messrs. Stowe, Kelly or Mendelson has ever been an officer or employee of the Company. None of the current or prior members of the Compensation Committee had a related person transaction involving the Company during the year ended December 31, 2012. During 2012, none of our executive officers (i) served as a member of the board of directors or compensation committee (or equivalent entity) of any other entity that had one or more of its executive officers serving as a member of our Compensation Committee or (ii) served as a member of the compensation committee (or equivalent entity) of any other entity that had one or more of its executive officers serving as a member of our Board of Directors.

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

(1)
This includes stock options to purchase common stock granted under our 1999 Long-Term Incentive Stock Plan or 1999 Plan and the 2006 Stock Plan and restricted stock awards and restricted stock units granted under the 2006 Stock Plan.

(2)
Stock options outstanding under plans not approved by the shareholders include: (i) 25,000 options granted in September 2006 to four former senior executives of Benefits Solutions Practice Area, or BSPA, in connection with their joining us, (ii) 180,000 options granted in July 2007 to Walter D. Hosp, our EVP, Chief Financial and Administrative Officer, under the terms of his employment agreement.

(3)
Includes stock options to purchase common stock granted under the HDI 2011 Stock Plan, which was assumed in connection with our acquisition of HDI.

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of April 15, 2013 by (i) each of our non-employee directors, (ii) Messrs. Lucia, Hosp and Curtin and Mses. Benko and Perrin, whom we refer to as our Named Executive Officers, (iii) all of our directors and current executive officers as a group and (iv) each person (or group of affiliated persons) known by us to be the beneficial owner of more than 5% of our common stock.

        Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. This information does not necessarily indicate beneficial ownership for any other purpose. Under the SEC rules, beneficial ownership includes any shares as to which an entity or individual has sole or shared voting power or investment power and also any shares that the entity or individual has the right to acquire as of June 14, 2013 (60 days after April 15, 2013) through the exercise of stock options. Beneficial ownership includes all shares of restricted stock held by an entity or individual, whether or not vested, but excludes options or other rights vesting after June 14, 2013.

        Percentage of beneficial ownership is based on 87,569,679 shares of common stock outstanding as of April 15, 2013. For each individual and group included in the table below, percentage ownership is calculated by dividing the number of shares beneficially owned by such entity or individual by the sum of the shares of common stock outstanding on April 15, 2013 and the number of shares of common stock that such entity or individual had the right to acquire as of June 14, 2013.

        Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each shareholder named in the following table possesses sole voting and investment power over the shares listed, except for those jointly owned with that person's spouse. Unless otherwise noted below, the address of each person listed on the table is c/o HMS Holdings Corp., 5615 High Point Drive, Irving, TX 75038.

	Shares Beneficially Owned
Name of Beneficial Owner	Shares	Vested Deferred Stock Units(1)	Stock Awards		Shares Acquirable Within 60 Days(2)	Percent (%)
Directors
Robert M. Holster(3)	407,974	11,036	—		31,372	*
William C. Lucia	216,865	—	23,985	(4)	511,539	*
Daniel N. Mendelson	650	—	—		1,300	*
William F. Miller(5)	157,358	3,366	—		36,951	*
William S. Mosakowski	45,235	—	—		49,785	*
Ellen A. Rudnick	12,369	3,366	—		101,901	*
Bart M. Schwartz	7,117	5,581	—		12,316	*
Michael A. Stocker	6,735	—	—		49,785	*
Richard H. Stowe	—	11,178	—		139,713	*
Cora M. Tellez	1,972	443	—		1,785	*
Named Executive Officers
Andrea Benko	—	—	—		14,875	*
Sean Curtin	—	—	—		—	*
Walter D. Hosp	77,993	—	19,188	(6)	327,457	*
Maria Perrin	—	—	23,985	(7)	105,915	*
All current directors and executive officers as a group (21 persons)(8)	1,028,963	34,970	81,549		1,706,579	*

(*)
Less than 1% of outstanding shares

(1)
Reflects the number of vested deferred stock units credited, as of April 15, 2013, to the account of each non-employee Director participating in the Company's Director Deferred Compensation Plan. Unvested deferred stock units do not have voting power and are payable solely in shares of Company common stock upon the termination of a director's service as a member of the Board for any reason.

(2)
Reflects the number of shares that could be purchased by exercise of options exercisable at April 15, 2013 or within 60 days thereafter under the Company's 2006 Stock Plan and the number of shares underlying restricted stock units that are not subject to outstanding performance conditions and vest within 60 days of April 15, 2013.

(3)
Includes 6,000 shares of common stock held by Mr. Holster's spouse and 200,000 shares held in an irrevocable trust for the benefit of Mr. Holster's children and grandchildren. Mr. Holster's spouse is trustee of the trust. Mr. Holster disclaims beneficial ownership of the shares held by the trust.

(4)
Includes 23,985 restricted stock awards granted on February 19, 2009, which will vest on February 19, 2014.

(5)
Includes 12,000 shares of common stock owned by members of Mr. Miller's family. Mr. Miller disclaims beneficial ownership of the shares of common stock held by his family.

(6)
Includes 1,000 shares of common stock jointly owned by Mr. Hosp and his spouse and 19,188 restricted stock awards granted on February 19, 2009, which will vest on February 19, 2014.

(7)
Includes 23,985 restricted stock awards granted on February 19, 2009, which will vest on February 19, 2014.

(8)
Consists of: All the Named Executive Officers, Directors, and Mses. Dragonetti, Lalani, Marshall, Nustad, South and Wagner and Mr. Singh.

        Based on review of filings with the Securities and Exchange Commission and review of shareholders of record, we have determined that the following entities hold more than 5% of our outstanding shares of common stock.

Name	Shares	Percent of Class
T. Rowe Price Associates, Inc.(1)	10,687,858	12.2%
BlackRock, Inc.(2)	6,463,125	7.44%
William Blair & Co.(3)	9,595,912	11.04%
The Vanguard Group(4)	4,787,166	5.50%

(1)
In a Schedule 13G/A filed with the SEC on February 7, 2013, T. Rowe Price Associates, Inc., a registered investment adviser ("Price Associates"), filing jointly with T. Rowe Price New Horizons Fund, Inc., a registered investment company ("Price New Horizons Fund") reported that Price Associates and Price New Horizons Fund beneficially own an aggregate of 10,687,858 shares, of which Price Associates has sole voting power over 1,922,831 shares and sole dispositive power over 10,687,858 shares and Price New Horizons Fund has sole voting power over 4,873,300 shares. Price Associates does not serve as custodian of the assets of any of its clients; accordingly, in each instance only the client or the client's custodian or trustee bank has the right to receive dividends paid with respect to, and proceeds from the sale of, such securities. The ultimate power to direct the receipt of dividends paid with respect to, and the proceeds from the sale of, such securities, is vested in the individual and institutional clients for which Price Associates serves as investment adviser. Any and all discretionary authority which has been delegated to Price Associates may be revoked in whole or in part at any time. Except as may be indicated if this is a joint filing with one of the registered investment companies sponsored by Price Associates, not more than 5% of the class of such securities is owned by any one client subject to the investment advice of Price Associates. With respect to securities owned by New Horizons Fund, only State Street Bank and Trust Company, as custodian, has the right to receive dividends paid with respect to, and proceeds from the sale of, such securities. No other person is known to have such right, except that the shareholders of each such Fund participate proportionately in any dividends and distributions so paid. Price Associates' principal business address is 100 E. Pratt Street, Baltimore, Maryland 21202.

(2)
In a Schedule 13G/A filed with the SEC on February 8, 2013, BlackRock, Inc. reported it has sole voting and dispositive power over 6,463,125 shares of our common stock. The Schedule 13G/A was filed on BlackRock's behalf and on behalf of its subsidiaries, BlackRock Advisors, LLC; BlackRock Investment Management, LLC; BlackRock Asset Management Australia Limited; BlackRock Asset Management Canada Limited; BlackRock Advisors (UK) Limited; BlackRock Fund Advisors; BlackRock International Limited; BlackRock Institutional Trust Company, N.A.; BlackRock Japan Co. Ltd and BlackRock Investment Management (UK) Limited. BlackRock's principal business address is 40 East 52nd Street, New York, NY 10022.

(3)
In a Schedule 13G/A filed with the SEC on February 4, 2013, William Blair & Co. reported it has sole voting and dispositive power over 9,595,912 shares of our common stock. William Blair's principal business address is 222 W. Adams, Chicago, IL 60606.

(4)
In a Schedule 13G filed with the SEC on February 13, 2013, The Vanguard Group reported it beneficially owns 4,787,166 shares, of which it has sole voting power over 120,998 shares, sole dispositive power over 4,670,068 shares and shared dispositive power over 117,098 shares. Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 117,098 shares as a result of its serving as investment manager of collective trust accounts. Vanguard Investments Australia, a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 3,900 shares as a result of its serving as investment manager of Australian investment offerings. The Vanguard Group's principal business address is 100 Vanguard Blvd., Malvern, PA 19355.

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

        For the year ended December 31, 2012, we recognized $0.6 million in revenue and had $0.3 million in outstanding accounts receivables under subcontractor agreements with PCG.

        In connection with the BSPA acquisition, we entered into an Intercompany Services Agreement (ISA) with PCG to allow each party to perform services for the other, such as information technology support and contractual transition services. Services performed under the ISA are billed at pre-determined rates specified in the ISA. For the year ended December 31, 2012 services rendered by PCG under the ISA were valued at approximately $58,000 and the services we rendered to PCG were valued at approximately $41,000.

        The Audit Committee has reviewed and approved the transactions involving Mr. Mosakowski.

  (b) Family Relationships

        William S. Benko, the spouse of Andrea Benko, an Executive Vice President of the Company and President of our wholly-owned subsidiary HDI, served as a Corporate Vice President of the Company and Senior Vice President of HDI since our acquisition of HDI in December 2011 until his resignation, which was effective April 2013.

        In connection with the HDI acquisition, we entered into an at-will employment agreement dated December 16, 2011 with Mr. Benko, subject to certain notice and/or severance provisions. Under the terms of this agreement, Mr. Benko received an annualized base salary of $200,000 and was eligible to receive bonus compensation from us in respect of each fiscal year (or portion thereof) during the term of his employment, in each case as may be determined by his supervisor in her sole discretion on the basis of such performance-based or other criteria as he/she determines appropriate. Under the terms of the agreement, Mr. Benko had a target bonus of 40% of his base salary and received a bonus of $100,000 for 2012 service.

        On October 5, 2012, Mr. Benko was granted a non-qualified stock option to purchase 7,531 shares of our common stock at a purchase price per share of $27.79 (the closing price of our common stock on the NASDAQ Global Select Market on that date) and 845 restricted stock units.

        Mr. Benko also entered into a Noncompetition, Nonsolicitation, Proprietary and Confidential Information and Developments Agreement with us, substantially in the same form as the agreement entered into by our Named Executive Officers, but which included a two-year (from the date of our acquisition of HDI) noncompetition and nonsolicitation agreement.

        The terms of Mr. Benko's employment were approved by the Board in connection with our acquisition of HDI and were reviewed again in 2012 by the Audit Committee.

  (c) Review and Approval of Related Person Transactions

        The Audit Committee's Charter provides that the Audit Committee shall review all related person transactions on an ongoing basis and that all such transactions must be approved by the Audit Committee.

        Our Board of Directors has adopted a written Related Person Transaction Approval Policy that is administered by the Audit Committee. The policy applies to our executive officers, directors, director nominees or 5% stockholders (or their immediate family members), each of whom we refer to as a "related person," and governs the review of any transaction, arrangement or relationship in which we are a participant, the amount involved exceeds $120,000 and a related person has a direct or indirect material interest. We refer to such a transaction, arrangement or relationship as a "related person transaction."

        A related person must notify the Corporate Secretary of any plan to enter into or continue any transaction that could be a related person transaction. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by the Audit Committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. The policy also provides that if the Corporate Secretary determines that the advance approval of the related person transaction is not practicable, the Corporate Secretary must present it to the Audit Committee for ratification at its next meeting or may present the transaction to the Chairman of the Audit Committee for approval, subject to ratification by the Audit Committee at its next meeting. Under the policy, any related person transactions that are ongoing in nature will be reviewed annually.

        A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the Audit Committee after full disclosure of the related person's interest in the transaction. The Audit Committee will review and consider such information regarding the related person transaction as it deems appropriate under the circumstances.

        The Audit Committee may approve or ratify the transaction only if the Audit Committee determines that, under all of the circumstances, the transaction is in, or is not inconsistent with, our best interests. In connection with approving a related person transaction, the Audit Committee may impose any conditions on the transaction that it deems appropriate.

        If we become aware of an existing transaction with a related person that has not been approved under this Policy, the matter is referred to the Audit Committee. The Audit Committee then evaluates all options available, including ratification, revision or termination of such transaction.

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

        Based on its review of the applicable independence standards and answers to annual questionnaires completed by the directors, our Board of Directors has determined that each of Mses. Rudnick and Tellez, Messrs. Kelly (who resigned from the Board in February 2013), Mendelson, Miller, Schwartz and Stowe and Dr. Stocker is an "independent director" as defined under the NASDAQ Marketplace Rules.

        The Board of Directors has the following standing committees: Audit Committee, Compensation Committee, Compliance Committee and Nominating & Governance Committee, each of which is composed entirely of independent directors, as defined under the NASDAQ Marketplace Rules.

Item 14.    Principal Accounting Fees and Services.

Fees of Independent Registered Public Accountants during Fiscal Years 2012 and 2011

        In addition to retaining KPMG LLP or KPMG to audit our financial statements, from time to time, we engage KPMG to perform other services. The following table sets forth the aggregate fees billed by KPMG in connection with the services rendered during the past two fiscal years. All fees set forth below were approved by the Audit Committee of the Board of Directors.

Type of Fee	2012	2011
Audit Fees(1)	$644,200	$510,000
Tax Fees(2)	236,945	254,449
All Other Fees(3)	—	136,200

Total Fees for Services Provided	$881,145	$900,649

(1)
Audit fees represent fees for professional services rendered for the audit of our consolidated financial statements, review of interim financial statements and services normally provided by the independent registered public accounting firm in connection with regulatory filings, including registration statements.

(2)
Represents fees for tax services, including tax compliance, tax advice and tax planning provided during the ordinary course of operations.

(3)
Represents fees related to KPMG's review of the acquisition of HDI Holdings, Inc. in 2011.

        The Audit Committee pre-approved all of the above audit, audit-related, tax and other services of KPMG, as required by the pre-approval policy described below.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Amendment No. 1 to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMS Holdings Corp. (Registrant)
By:	/s/ WILLIAM C. LUCIA William C. Lucia Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)
Date: April 30, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ROBERT M. HOLSTER Robert M. Holster	Chairman, Board of Directors	April 30, 2013
/s/ WILLIAM C. LUCIA William C. Lucia	Chief Executive Officer, Director (Principal Executive Officer)	April 30, 2013
/s/ WALTER D. HOSP Walter D. Hosp	Chief Financial Officer (Principal Financial Officer)	April 30, 2013
/s/ JOSEPH M. DONABAUER Joseph M. Donabauer	Vice President & Controller (Principal Accounting Officer)	April 30, 2013
/s/ DANIEL N. MENDELSON Daniel N. Mendelson	Director	April 30, 2013
/s/ WILLIAM F. MILLER III William F. Miller III	Director	April 30, 2013

Signatures	Title	Date

/s/ WILLIAM S. MOSAKOWSKI William S. Mosakowski	Director	April 30, 2013
/s/ ELLEN A. RUDNICK Ellen A. Rudnick	Director	April 30, 2013
/s/ BART M. SCHWARTZ Bart M. Schwartz	Director	April 30, 2013
/s/ MICHAEL A. STOCKER Michael A. Stocker, M.D.	Director	April 30, 2013
/s/ RICHARD H. STOWE Richard H. Stowe	Director	April 30, 2013
/s/ CORA M. TELLEZ Cora M. Tellez	Director	April 30, 2013

HMS Holdings Corp. and Subsidiaries
Exhibit Index

Exhibit Number	Description
10.1†	Letter Agreement, dated April 30, 2013, by and between William C. Lucia and HMS Holdings Corp.
31.3	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†
Indicates a management contract or compensatory plan, contract or arrangement