Form 10-Q
period 2013-03-31
HMS HOLDINGS CORP
filed 2013-05-13
CIK 1196501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 000-50194

HMS HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

New York	11-3656261
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5615 High Point Drive, Irving, TX	75038
(Address of principal executive offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code)

(212) 453-3000

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

As of May 3, 2013, there were approximately 87,581,279 shares of the registrant’s common stock (par value $0.01 per share) outstanding.

HMS HOLDINGS CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

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

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$139,222	$135,227
Accounts receivable, net of allowance for doubtful accounts of $1,028 and $830, respectively and estimated allowance for appeals of $8,545 and $6,985 at March 31, 2013 and December 31, 2012, respectively	151,054	153,014
Prepaid expenses	14,114	14,283
Prepaid income taxes	5,882	—
Current portion of deferred financing costs	3,229	3,336
Other current assets	688	317
Total current assets	314,189	306,177
Property and equipment, net	130,028	129,327
Goodwill, net	370,774	370,774
Intangible assets, net	103,982	109,919
Deferred financing costs	5,111	5,867
Other assets	4,022	3,988
Total assets	$928,106	$926,052

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$32,208	$40,867
Acquisition related contingent consideration	631	588
Current portion of term loan	35,000	35,000
Deferred tax liabilities	2,341	2,398
Estimated liability for appeals	24,360	21,787
Total current liabilities	94,540	100,640
Long-term liabilities:
Deferred rent	529	500
Acquisition related contingent consideration	428	428
Term loan	288,750	297,500
Other liabilities	4,056	3,305
Deferred tax liabilities	60,012	60,805
Total long-term liabilities	353,775	362,538
Total liabilities	448,315	463,178
Shareholders’ equity:
Preferred stock - $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 125,000,000 shares authorized; 92,984,526 shares issued and 87,559,679 shares outstanding at March 31, 2013; 92,374,539 shares issued and 86,949,692 shares outstanding at December 31, 2012	928	923
Capital in excess of par value	281,898	271,962
Retained earnings	216,979	210,003
Treasury stock, at cost: 5,424,847 shares at March 31, 2013 and at December 31, 2012	(20,014)	(20,014)
Total shareholders’ equity	479,791	462,874
Total liabilities and shareholders’ equity	$928,106	$926,052

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(unaudited)

	Three months ended
	March 31,
	2013	2012

Revenue	$116,607	$107,314

Cost of services:
Compensation	43,984	39,276
Data processing	9,098	6,894
Occupancy	4,622	4,120
Direct project costs	13,270	12,843
Other operating costs	6,637	5,127
Amortization of acquisition related software and intangibles	7,929	8,149
Total cost of services	85,540	76,409

Selling, general and administrative expenses	15,799	14,864
Total operating expenses	101,339	91,273

Operating income	15,268	16,041

Interest expense	(3,732)	(4,205)
Other income, net	23	110
Interest income	1	2
Income before income taxes	11,560	11,948
Income taxes	4,584	4,905

Net income and comprehensive income	$6,976	$7,043

Basic income per common share
Net income per share — basic	$0.08	$0.08

Diluted income per share
Net income per share — diluted	$0.08	$0.08

Weighted average shares:
Basic	87,138	85,864
Diluted	88,826	88,576

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2013

(in thousands, except share amounts)

(unaudited)

	Common Stock		Capital in		Treasury Stock		Total
	# of Shares Issued	Par Value	Excess of Par Value	Retained Earnings	# of Shares	Amount	Shareholders’ Equity
Balance at December 31, 2012	92,374,539	$923	$271,962	$210,003	5,424,847	$(20,014)	$462,874

Net income and comprehensive income	—	—	—	6,976	—	—	6,976

Stock-based compensation cost	—	—	3,028	—	—	—	3,028
Exercise of stock options	514,067	4	5,371	—	—	—	5,375
Vesting of restricted stock awards and units, net of shares withheld for employee tax	95,920	1	(1,484)	—	—	—	(1,483)
Excess tax benefit from exercise of stock options	—	—	3,021	—	—	—	3,021
Balance at March 31, 2013	92,984,526	$928	$281,898	$216,979	5,424,847	$(20,014)	$479,791

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2013	2012
Operating activities:
Net income	$6,976	$7,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,158	13,401
Stock-based compensation expense	3,028	3,690
Excess tax benefit from exercised stock options	(3,021)	(5,516)
Deferred income taxes	(850)	(1,000)
Increase in allowance for doubtful debts	1,758	1,265
Change in fair value of contingent consideration	43	—
Loss on disposal of fixed assets	46	2
Changes in operating assets and liabilities:
Accounts receivable	202	5,601
Prepaid expenses	169	(6,240)
Prepaid income taxes	(2,861)	1,957
Other current assets	(371)	337
Other assets	(34)	(152)
Accounts payable, accrued expenses and other liabilities	(5,863)	(8,280)
Estimated liability for appeals	2,573	3,390
Net cash provided by operating activities	15,953	15,498
Investing activities:
Purchases of property and equipment	(9,100)	(8,522)
Acquisitions, net	—	(1,605)
Investment in capitalized software	(734)	(431)
Net cash used in investing activities	(9,834)	(10,558)
Financing activities:
Repayment of term loan	(8,750)	(4.375)
Payments on contingent consideration	—	(250)
Payments on capital lease obligations	(287)	(154)
Proceeds from exercise of stock options	5,375	5,702
Payments of tax withholdings on behalf of employees for net-share settlement for stock-based compensation	(1,483)	(1,122)
Excess tax benefit from exercised stock options	3,021	5,516
Net cash (used in)/provided by financing activities	(2,124)	5,317
Net increase in cash and cash equivalents	3,995	10,257
Cash and cash equivalents at beginning of period	135,227	97,003
Cash and cash equivalents at end of period	$139,222	$107,260
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$11,837	$3,530
Cash paid for interest	$2,879	$3,736
Supplemental disclosure of noncash investing activities:
Accrued property and equipment purchases	$1,128	$1,495
Equipment purchased through capital leases	$1,626	$185

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2013 and 2012

(unaudited)

1.              Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our and our subsidiaries’ financial position at March 31, 2013, the results of our operations for the three months ended March 31, 2013 and 2012 and cash flows for the three months ended March 31, 2013 and 2012. Interim financial statements are prepared on a basis consistent with our annual financial statements. The financial statements included herein should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012, which we refer to as our Annual Report.

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

Since our inception, we have grown both organically and through targeted acquisitions. In 1985 we began providing coordination of benefits services to state Medicaid agencies. We expanded into the Medicaid managed care market, providing similar coordination of benefits services when Medicaid began to migrate members to managed care. We launched our program integrity services in 2007 and have since acquired several businesses to expand our service offerings. In 2009, we entered the Medicare market with our acquisition of IntegriGuard, LLC, or IntegriGuard, now doing business as HMS Federal, which provides fraud, waste and abuse analytical services to the Medicare program. In 2009 and 2010, we entered the employer market, working with large self-funded employers through our acquisitions of Verify Solutions, Inc. and Chapman Kelly, Inc. In 2011, we extended our reach in the federal, state and commercial markets with our acquisition of HealthDataInsights, Inc., or HDI. HDI provides improper payment identification services for government and commercial health plans, and is the Medicare Recovery Audit Contractor (RAC) in CMS Region D, covering 17 states and three U.S. territories. In December 2012, we acquired the assets and liabilities of MedRecovery Management, LLC, or MRM, for an aggregate purchase price of $11.8 million, consisting of a $10.8 million initial cash payment and $1.0 million in future contingent payments that are based on the achievement of certain performance milestones. We recognized $11.2 million of goodwill in connection with our acquisition of MRM. During 2013, we expect to reallocate the intangible assets from goodwill upon the completion of our assessment of the fair value of the assets acquired.

These unaudited consolidated financial statements include our accounts and transactions and those of our wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Under our Medicare RAC contract with CMS, we recognize revenue when claims are sent to CMS for offset against future Medicare claims payments. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS.  We accrue an estimated liability for appeals based on the amount of fees that are subject to appeal and which we estimate are probable of being returned to providers following a successful appeal. This estimated liability for appeals is an offset to revenue on our unaudited Consolidated Statements of Comprehensive Income.  Our estimates are based on our historical experience with appeals activity under our Medicare RAC contract. The estimated liability of appeals of $24.4 million at March 31, 2013, and $21.8 million as of December 31, 2012, represent our estimate of the potential amount of repayments related to appeals of claims for which fees were previously collected and recognized as revenue. This is reflected as a separate line item in the current liabilities section of our balance sheet titled “Estimated liability for appeals” to reflect our estimate of this liability. To the extent the amount to be returned to providers following a successful appeal exceeds the amount accrued, revenue in the applicable period would be reduced by the amount of the excess. We similarly accrue an allowance against accounts receivable related to fees yet to be collected, based on the same estimates used to establish the estimated liability for appeals of fees received. Our inability to correctly estimate the estimated liabilities and allowance against accounts receivable could adversely affect our revenue in future periods.

Where contracts have multiple deliverables, we evaluate these deliverables at the inception of each contract and as each item is delivered. As part of this evaluation, we (i) consider whether a delivered item has value to a client on a standalone basis; (ii) use the vendor specific objective evidence (VSOE) of selling price or third party estimate (TPE) of selling price, and if neither VSOE nor TPE of selling price exist for a deliverable, use best estimated selling price for that deliverable; and (iii) allocate revenue to each non-contingent element based upon the relative selling price of each element. Revenue allocated to each element is then recognized when the above four basic revenue recognition criteria are met for each element. Arrangements, including implementation and transaction related revenue, are accounted for as a single unit of accounting. Since implementation services do not carry a standalone value, the revenue relating to these services is recognized over the term of the client contract to which it relates.

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

The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, primarily accounts receivable, intangible assets, accrued expenses, estimated liability for appeals and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Our actual results could differ from those estimates.

Cash equivalents consist of deposits that are readily convertible into cash. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Our financial instruments are categorized into a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.  In the event the fair value is not readily available/determinable, the financial instrument is carried at cost and referred to as a cost method investment.  The evaluation of whether an investment’s fair value is less than cost is determined by using a disclosed fair value estimate, if one is available, otherwise, it is determined by evaluating whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment (an impairment indicator).  We are not aware of any identified events or change in circumstances that would have a significant adverse effect on the carrying value of our cost method investments. Financial instruments recorded at fair value on our unaudited consolidated balance sheets are categorized as follows:

•           Level 1: Observable inputs such as quoted prices in active markets;

•          Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•           Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Our policy is to limit our credit exposure by placing our investments with financial institutions evaluated as being creditworthy, or in short-term money market funds that are exposed to minimal interest rate and credit risk. We maintain our cash in cash depository accounts and certificate of deposits with large financial institutions. The balance in certain of these accounts exceeds the maximum balance insured by the Federal Deposit Insurance Corporation of up to $250,000 per bank account. We have not experienced any losses on our bank deposits and we believe these deposits do not expose us to any significant credit risk.

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

For long-lived assets and intangible assets, we measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. If the sum of the expected future net cash flows is less than the carrying value of the asset being evaluated, we would recognize an impairment charge. The impairment charge would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The determination of fair value is based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. We did not recognize any impairment charges related to our long-lived assets, property and equipment, goodwill or intangible assets, during the three months ended March 31, 2013 and 2012, as management believes that carrying amounts were not impaired.

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

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board, or FASB issued Accounting Standards Update (ASU) 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities, updated by ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of the company’s financial statements to understand the effect of those arrangements on the company’s financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. ASU 2011-11, as amended by ASU 2013-01, is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of this guidance did not have a material effect on our unaudited consolidated financial statements.

In July 2012, FASB issued ASU No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This newly issued accounting standard allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangibles other than goodwill. Under that option, an entity would no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. This ASU is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance did not have a material effect on our unaudited consolidated financial statements.

In March 2013, FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation is Fixed at the Reporting Date, which addresses the recognition, measurement, and disclosure of certain joint and several obligations including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The adoption of this guidance will not have a material effect on our unaudited consolidated financial statements.

2.              Acquisitions

The results of operations for our acquisitions have been included in our unaudited consolidated financial statements from the respective dates of acquisition.

MedRecovery Management, LLC. ( MRM)

In December 2012, we acquired the assets and liabilities of MRM for an aggregate purchase price of $11.8 million, consisting of a $10.8 million initial cash payment and $1.0 million in future contingent payments that are based on the achievement of certain performance milestones. We recognized $11.2 million of goodwill in connection with this acquisition. During 2013, we expect to reallocate the intangible assets from goodwill upon the completion of our assessment of the fair value of the assets acquired.

HDI Holdings, Inc.

In December 2011, we purchased all of the issued and outstanding common stock of privately-held HDI for an aggregate consideration of $370.4 million, of which $366.6 million was cash. In connection with the acquisition, we issued replacement option awards with an aggregate fair value of $14.3 million, of which $3.8 million is attributable to the purchase price. The fair value of the replacement option awards and the amount included in the purchase price was calculated using a Black-Scholes model as of the acquisition date and the portion of the fair value of these awards that is not attributable to the purchase price is being expensed over the applicable vesting period, which at the time of the acquisition was between 1-48 months.

Allied Management Group - Special Investigation Unit, Inc. ( AMG-SIU)

In June 2010, we purchased all of the common stock of AMG-SIU for an aggregate purchase price of $15.1 million, consisting of a $13.0 million initial cash payment (subsequently reduced by a working capital reduction of $0.2 million) and future contingent payments estimated at $2.3 million and recognized as a contingent payment liability on our balance sheet as of the acquisition date. At closing, $3.5 million of the purchase price was held in escrow to be released in three annual payments: $1.8 million in July 2011 and $875,000 in July 2012 and 2013, of which the $1.8 million for 2011 has been released and the remainder is being held in escrow pending the resolution of certain potential covered losses. The future contingent payments were based on AMG-SIU’s financial performance for each of the twelve month periods ending June 30, 2012 and June 30, 2011 and were not subject to a cap. AMG-SIU did not achieve the required financial milestones for the twelve months ended June 30, 2012 and June 30, 2011.  During 2012 we reversed the $2.3 million contingent payment liability upon the non-achievement of associated performance milestones.  This amount was included in other operating costs for the year ended December 31, 2012.

3.                                      Intangible Assets

Intangible assets consisted of the following at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012	Useful Life
Client relationships	$121,205	$121,205	5-10 years
Trade name	19,733	19,733	3-7 years
Restrictive covenants	19,300	19,300	3-5 years
	160,238	160,238

Less accumulated amortization	(56,256)	(50,319)
Intangible assets, net	$103,982	$109,919

Estimated amortization expense for intangible assets is expected to approximate the following (in thousands):

Year Ending December 31,
Remainder of 2013	$16,330
2014	19,325
2015	18,998
2016	18,662
2017	15,342
Thereafter	15,325

The carrying amount of goodwill was $370.8 million at March 31, 2013 and December 31, 2012, respectively.

For the three months ended March 31, 2013 and 2012, amortization expense related to intangible assets was $5.9 million and $6.1 million, respectively.

4.              Income Taxes

Our effective tax rate decreased to 39.7% for the three months ended March 31, 2013 from 41.1% for the three months ended March 31, 2012, primarily due to changes in state apportionments and permanent differences. The principal differences between the statutory rate and our effective rate are state taxes and permanent differences.

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

During the three months ended March 31, 2013 and 2012, we recorded a tax benefit of $3.0 million and $5.5 million, respectively, related to the utilization of the income tax benefit from stock transactions by reducing income tax payable and increasing capital.

At March 31, 2013 and 2012, we had approximately $2.2 million and $1.4 million, respectively, of net unrecognized tax benefits for which there is uncertainty about the allocation and apportionment impacting state taxable income. We do not expect any significant change in unrecognized tax benefits during the next twelve months. We have recognized interest accrued related to unrecognized tax benefits in interest expense and penalties in tax expense. The accrued liabilities related to uncertain tax positions were $0.9 million and $0.6 million for the three month periods ending March 31, 2013 and 2012, respectively.  We believe that it is reasonably possible that decreases in unrecognized tax benefits of up to $0.1 million may be recorded within the next year.

5.              Credit Agreement

In connection with our acquisition of HDI in December 2011, we entered into a five-year, revolving and term secured credit agreement, which we refer to as the 2011 Credit Agreement, with certain financial institutions and Citibank, N.A. as Administrative Agent. On May 3, 2013, we amended and restated the 2011 Credit Agreement and entered into a $500 million five-year, amended and restated revolving credit agreement, which we refer to as the 2013 Credit Agreement.  See, “Subsequent Events” for further information on the 2013 Credit Agreement.

The 2011 Credit Agreement was guaranteed by our material subsidiaries and supported by a security interest in all or substantially all of our and our subsidiaries’ personal property assets. The 2011 Credit Agreement provided for a term loan of $350 million, or the Term Loan, which was used to finance a significant portion of our acquisition of HDI, and a revolving credit facility in an initial amount of $100 million, which could be increased by up to $50 million in additional term or revolving loan commitments under specified circumstances.

The interest rates applicable to both the Term Loan and the revolving credit facility was either (a) the LIBOR multiplied by a statutory reserve rate plus an interest margin ranging from 2.00% to 3.00% based on our consolidated leverage ratio or (b) a base rate plus an interest margin ranging from 1.00% to 2.00% based on our consolidated leverage ratio. The base rate was equal to the greatest of (a) Citibank’s prime rate, (b) the federal funds rate plus 0.50% or (c) the one-month LIBOR plus 1.00%. The interest rate at March 31, 2013 was 3.3125%. Including debt issuance costs and original issue discounts, the Term Loan had an effective annualized interest rate of approximately 4.8%. In addition, we are required to pay an unused commitment fee on the revolving credit facility during the term of the Credit Agreement of 0.50% per annum.

The 2011 Credit Agreement contained certain customary affirmative and negative covenants. The 2011 Credit Agreement required us to comply, on a quarterly basis, with certain principal financial covenants, including a maximum consolidated leverage ratio reducing from 4.00:1.00 to 3.50:1.00 over the next four years and a minimum interest coverage ratio of 3.00:1.00. At March 31, 2013, we were in compliance with the required financial covenants.  In addition, the 2011 Credit Agreement restricted our ability to make certain payments or distributions with respect to our capital stock, including cash dividends to our shareholders, or any payments to purchase, redeem, retire, acquire, cancel or terminate any shares of our capital stock, which we collectively refer to as restricted payments. However, we were permitted to make restricted payments (which include cash dividends) in an aggregate annual amount not to exceed (i) $30,000,000 plus, if our consolidated leverage ratio (as defined in the 2011 Credit Agreement and calculated on a pro forma basis) is no greater than 3.00 to 1.00, plus (ii) an additional amount calculated under the 2011 Credit Agreement by reference to our then-existing excess cash flow, so long as, in any circumstance, no event of default would occur under the 2011 Credit Agreement as a result of making any such restricted payment. In addition, we were permitted to pay dividends to our shareholders in shares of our capital stock without limitation.

Our obligations under the 2011 Credit Agreement could be accelerated upon the occurrence of an event of default under the 2011 Credit Agreement, which includes customary events of default including, without limitation, payment defaults, failure to perform affirmative covenants, failure to refrain from actions or omissions prohibited by negative covenants, the inaccuracy of representations or warranties, cross-defaults, bankruptcy and insolvency related defaults, defaults relating to judgments, defaults due to certain ERISA related events and a change of control default.

As of March 31, 2013, we were in compliance with all the terms of the 2011 Credit Agreement.

The Term Loan required scheduled quarterly principal payments of $4.4 million through December 31, 2012, $8.8 million through December 31, 2014, $21.8 million through December 31, 2015 and $43.8 million through December 16, 2016. As of March 31, 2013, we had made five quarterly principal payments totaling $26.3 million.

For the three months ended March 31, 2013, we incurred $2.7 million of interest on the outstanding Term Loan and  $0.1 million in commitment fees on the revolving credit facility. The loan origination fee and issuance costs of $12.7 million incurred upon consummation of the 2011 Credit Agreement have been recorded as deferred financing costs and are being amortized as interest expense over the five-year life of the 2011 Credit Agreement using the effective interest method. For the three months ended March 31, 2013, $0.9 million of the financing cost was amortized to interest expense.

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

The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three months ended
	March 31,
	2013	2012
Weighted average shares outstanding — basic	87,138	85,864
Dilutive effect of stock options	1,485	2,377
Dilutive effect of restricted stock awards and units	203	335
Weighted average shares outstanding - diluted	88,826	88,576

For the three months ended March 31, 2013 and 2012, 594,318 and 57,804 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

For the three months ended March 31, 2013, 64,054 restricted stock units were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive. For the three months ended March 31, 2012, restricted stock units did not have an anti-dilutive effect.

7.              Stock-Based Compensation

Total stock-based compensation expense charged as a selling, general and administrative expense in our unaudited consolidated statements of comprehensive income related to our stock compensation plans was $3.0 million and $3.7 million for the three months ended March 31, 2013 and 2012, respectively.

The total income tax benefit related to stock-based compensation expense recognized in our unaudited consolidated statements of comprehensive income was $3.0 million and $5.5 million, for the three months ended March 31, 2013 and 2012, respectively.

Presented below is a summary of our stock option activity for the three months ended March 31, 2013 (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at December 31, 2012	4,604	$14.11
Granted	3	$28.74
Exercised	(514)	$10.46
Forfeited	(121)	$22.28
Expired	(1)	$5.81
Outstanding at March 31, 2013	3,971	$14.24	4.51	$53,419
Expected to vest at March 31, 2013	1,502	$22.98	6.26	$7,261
Exercisable at March 31, 2013	2,429	$8.55	3.27	$45,970

The fair value of each option grant was estimated using the Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of our common stock. Management monitors stock option exercises and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The expected terms of options granted are based on our historical experience for similar types of stock option awards. The risk-free interest rate is based on U.S. Treasury Notes.

We estimated the fair value of each stock option grant on the date of grant using a Black-Scholes option-pricing model and the weighted-average assumptions set forth in the following table:

	Three months ended March 31,
	2013	2012
Expected dividend yield	—	—
Risk-free interest rate	0.67%	—
Expected volatility	40.05%	—
Expected life	4.47 years	—

During the three months ended March 31, 2013 and 2012, we issued 0.5 million shares and 0.7 million shares, respectively, of our common stock upon the exercise of outstanding stock options and received proceeds of $5.4 million and $5.7 million, respectively.  For the three months ended March 31, 2013 and 2012, we realized a tax benefit of $3.0 million and $5.5 million, respectively from the exercise of stock options.

For the three months ended March 31, 2013, and 2012, approximately $1.8 million, and $2.9 million, respectively, of stock-based compensation cost relating to stock options has been charged against income.  As of March 31, 2013, there was approximately $10.4 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to stock options outstanding, which is expected to be recognized over a weighted-average period of 1.5 years.

The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between our closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2013. The intrinsic value of our stock options changes based on the closing price of our common stock. The total intrinsic value of options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) for the three months ended March 31, 2013 and 2012 was approximately $9.9 million and $15.9 million, respectively.

Restricted Stock Units

Our non-employee members of the Board and certain employees have received restricted stock units under our 2006 Stock Plan, as amended. The fair value of restricted stock units is estimated based on the closing sale price of our common stock on the NASDAQ Global Select Market on the date of issuance. The total number of restricted stock units expected to vest is adjusted by estimated forfeiture rates. Shares withheld to pay taxes upon the vesting of the restricted stock units are retired.

For the three months ended March 31, 2013, we granted 196,837 restricted stock units with an aggregate fair market value of $5.7 million.  At March 31, 2013, 302,094 restricted stock units remained unvested and there was $7.5 million of unamortized compensation cost related to restricted stock units, which is expected to be recognized over the remaining weighted-average vesting period of 2.0 years.  Stock-based compensation expense related to restricted stock units was $1.0 million and $0.5 million for the three months ended March 31, 2013 and 2012, respectively.

A summary of the status of our restricted stock units as of March 31, 2013 and of changes in restricted stock units outstanding under the 2006 Stock Plan, as amended, for the three months ended March 31, 2013 is as follows (in thousands, except for weighted average grant date fair value per unit):

	Number of Units	Weighted Average Grant Date Fair Value per Unit	Aggregate Intrinsic Value
Outstanding balance at December 31, 2012	237	$25.44
Granted	197	$28.74
Vesting of restricted stock units, net of shares withheld for taxes	(35)	$24.87
Shares withheld for taxes	(20)	$24.87
Forfeitures	(29)	$24.79
Outstanding balance at March 31, 2013	350	$26.62	$9,495

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

The stock-based compensation expense for restricted stock awards is determined based on the closing market price of our common stock on the grant date of the awards applied to the total number of awards that are anticipated to fully vest. Shares withheld to pay taxes are retired upon the vesting of the restricted stock awards. We did not issue restricted stock awards during the three months ended March 31, 2013. At March 31, 2013 approximately 81,549 shares underlying restricted stock awards remained unvested and there was approximately $0.6 million of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over the weighted-average period of 0.9 years. Stock-based compensation expense related to restricted stock awards was $0.2 million and $0.3 million for the three months ended March 31, 2013 and 2012,  respectively.

A summary of the status of our restricted stock awards at March 31, 2013 and of changes in restricted stock awards outstanding under the 2006 Stock Plan for the three months ended March 31, 2013 is as follows (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding balance at December 31, 2012	192	$10.42
Granted	—	—
Vesting of restricted stock awards	(61)	$10.42
Shares withheld for payment of taxes upon vesting of restricted stock awards	(35)	$10.42
Forfeitures	(14)	$10.42
Outstanding balance at March 31, 2013	82	$10.42	$2,214

The total fair value of restricted stock awards vested during the three months ended March 31, 2013 was $1.0 million.

8.             Subsequent Events

On May 3, 2013, we  entered into a $500 million five-year, amended and restated revolving credit agreement, which we refer to as the  2013 Credit Agreement, with the financial institutions identified therein as lenders and Citibank, N.A. as Administrative Agent.  The 2013 Credit Agreement is guaranteed by our material subsidiaries and is supported by a security interest in all of our and our subsidiaries’ assets.

The 2013 Credit Agreement amends and restates in its entirety the 2011 Credit Agreement, dated as of December 16, 2011.

The 2013 Credit Agreement provides for an initial $500 million in revolving credit facilities, and, under specified circumstances, the revolving credit facility can be increased or one or more incremental term loan facilities can be added, provided that the incremental credit facilities do not exceed in the aggregate the sum of (a) $75 million plus (b) an additional amount not less than $25 million, so long as our total secured leverage ratio, calculated giving pro forma effect to the requested incremental borrowing and other customary and appropriate pro forma adjustment events, including any permitted acquisitions, is no greater than 2.5:1.0.  The 2013 Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of default.  Principal covenants include a maximum consolidated leverage ratio reducing from 3.50:1.00 to 3.25:1.00 over the next two years and a minimum interest coverage ratio of 3.00:1.00.

Borrowings under 2013 Credit Agreement were used to refinance the entire term loan facility under the 2011 Credit Agreement.

The interest rates applicable to the revolving credit facility are, at our option, either (a) the LIBOR  multiplied by the statutory reserve rate plus an interest margin ranging from 1.50% to 2.25% based on our  consolidated leverage ratio, or (b) a base rate (which is equal to the greatest of (a) Citibank’s prime rate, (b) the federal funds effective rate plus 0.50% and (c) the one-month LIBOR  plus 1.00% plus an interest margin ranging from 0.50% to 1.25% based on our  consolidated leverage ratio.  We  will pay an unused commitment fee on the revolving credit facility during the term of the 2013 Credit Agreement ranging from 0.375% to 0.50% per annum based on our consolidated leverage ratio.

Our obligations under the 2013 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2013 Credit Agreement, which includes customary events of default including, without limitation, payment defaults, failures to perform affirmative covenants, failure to refrain from actions or omissions prohibited by negative covenants, the inaccuracy of representations or warranties, cross-defaults, bankruptcy and insolvency related defaults, defaults relating to judgments, defaults due to certain ERISA related events and a change of control default.

In connection with the preparation of these unaudited Consolidated Financial Statements, an evaluation of subsequent events was performed through the date these unaudited Consolidated Financial Statements were issued and there are no other events that have occurred that would require adjustments or disclosure to our unaudited Consolidated Financial Statements.

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

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited  consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below, in Part I, Item 1A “Risk Factors” of the Annual Report and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A. “Risk Factors.”

Critical Accounting Policies

Since the date of our Annual Report on Form 10-K for the year ended December 31, 2012, there have been no material changes to our critical accounting policies.

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

Since our inception, we have grown both organically and through targeted acquisitions. In 1985 we began providing coordination of benefits services to state Medicaid agencies. We expanded into the Medicaid managed care market, providing similar coordination of benefits services when Medicaid began to migrate members to managed care. We launched our program integrity services in 2007 and have since acquired several businesses to expand our service offerings. In 2009, we entered the Medicare market with our acquisition of IntegriGuard, LLC, or IntegriGuard, now doing business as HMS Federal, which provides fraud, waste and abuse analytical services to the Medicare program. In 2009 and 2010, we entered the employer market, working with large self-funded employers through our acquisitions of Verify Solutions, Inc. and Chapman Kelly, Inc. In 2011, we extended our reach in the federal, state and commercial markets with our acquisition of HealthDataInsights, Inc., or HDI. HDI provides improper payment identification services for government and commercial health plans, and is the Medicare Recovery Audit Contractor (RAC) in CMS Region D, covering 17 states and three U.S. territories. In December 2012, we acquired the assets and liabilities of MedRecovery Management, LLC, or MRM, which provides Workers’ Compensation recovery services for commercial health plans, for an aggregate purchase price of $11.8 million, consisting of a $10.8 million initial cash payment and $1.0 million in future contingent payments that are based on the achievement of certain performance milestones. We recognized $11.2 million of goodwill in connection with our acquisition of MRM. During 2013, we expect to reallocate the intangible assets from goodwill upon the completion of our assessment of the fair value of the assets acquired.

In connection with our acquisition of HDI, we entered into a five-year, revolving and term secured credit agreement, which we refer to as the 2011 Credit Agreement, with certain financial institutions and Citibank, N.A. as Administrative Agent.  On May 3, 2013, we amended and restated the 2011 Credit Agreement and entered into a $500 million five-year, amended and restated revolving credit agreement, which we refer to as the 2013 Credit Agreement.  See, “Subsequent Events” for further information on the 2013 Credit Agreement.

At March 31, 2013, our cash and cash equivalents and net working capital were $139.2 million and $219.6 million, respectively. To date, we have grown our business through the internal development of new products and services, the extension of our products and services into new markets and through acquisitions of businesses whose core services strengthen our overall mission to help our clients control healthcare costs.  In addition, we leverage our expertise to acquire new clients at the state, federal and employer levels and to expand our current contracts to provide new services to current clients.  Our growth to date has also been driven by an overall increase in Medicaid expenditures and state governments’ increased use of vendors for the coordination of benefits and other cost containment functions. We are continuously evaluating opportunities that will enable us to expand the breadth of the services we provide and will consider acquisition opportunities that enable us to continue to grow our business to address the increasing needs of the healthcare industry.

As of March 31, 2013, we served CMS, the VHA, 46 state Medicaid agencies and the District of Columbia. We also provided services to approximately 100 commercial clients and supported their multiple lines of  business, including Medicaid managed care, Medicare Advantage, and group health plans. We also act as a subcontractor for certain business outsourcing and technology firms.

In September 2012, our wholly owned subsidiary, IntegriGuard, which is doing business as HMS Federal, was awarded a contract by CMS to perform the Coordination of Benefits and Medicare Secondary Payer Business Program Operations.  A bid protest was filed with the Government Accountability Office (GAO) with respect to this contract and we received a stop work order from CMS, pending resolution of the protest.  CMS then determined to undertake a procurement corrective action with respect to this contract award and we currently expect CMS’s decision with respect to this award by the end of the second quarter of 2013.  The procurement corrective action could result in CMS lifting the stop work order and affirming the award to HMS Federal, making a new award decision or taking some other action.   If CMS lifts the stop work order and affirms the award to HMS Federal, a new bid protest could be filed with the GAO, which could result in CMS imposing a new stop work order on HMS Federal pending the GAO’s decision on that new bid protest.  The GAO is entitled to take up to 100 days to review any bid protest and issue its decision.  As a result, even if CMS affirms the award to HMS Federal during the second quarter of 2013 or later, if a new bid protest is filed, we may not have resolution on this contract award until the third quarter of 2013, or later.

In February 2013, CMS issued a Request for Quote (RFQ) for the new Medicare recovery audit contract.  Our current Medicare RAC contract, pursuant to which HDI serves as the Medicare RAC for Region D, expires in February 2014 and is one of our largest contracts.  In April 2013, HDI submitted its response to the RFQ and also filed a bid protest with the GAO, which was subsequently dismissed based on CMS’s decision to take voluntary corrective action to resolve the issues raised in the protest in an amendment to the RFQ.  The amended RFQ and any award made thereunder may be protested, which could extend the time frame for implementing the new Medicare RAC contracts.  In addition, CMS has established a transition plan pursuant to which incumbent contractors are permitted to request medical records only through May 2013.  While this transition plan is subject to change, as currently proposed by CMS it may significantly reduce our expected revenues from this contract for the remainder of the contract term.

Healthcare Environment

In March 2010, the Patient Protection and Affordable Care Act, as amended, or the ACA, was signed into law and in June 2012, the U.S. Supreme Court upheld the constitutionality of the ACA, ruling that the federal government could not condition continued receipt of a State’s existing Medicaid funding on its agreement to implement the Medicaid expansion.  As a result, states choosing not to expand their Medicaid programs will forgo only the federal matching funds associated with such expanded coverage. As a result of the ACA, states face increasing pressure to cover more individuals even as many of them are projecting significant budget deficits.

It is expected that enrollment in government healthcare programs will continue to grow, particularly under the ACA.  However, healthcare spending on Medicare and Medicaid has been reported to be growing more slowly than predicted, with the most recent report from the Congressional Budget Office, or the CBO, showing federal spending for the two programs was 5% lower than it estimated in March 2010.  As a result, the CBO has lowered its seven-year spending projections for these programs by approximately 15% for each program and made changes to Medicaid spending outlays for the next 10 years, citing lower expected costs per person through Medicaid expansion.  The CBO also expects Medicaid enrollment by 2014 will not be as high as previously thought because it is expected that more people will gain health coverage through other sources.

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

SUMMARY OF OPERATING RESULTS

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following table sets forth, for the periods indicated, certain items in our unaudited consolidated statements of comprehensive income expressed as a percentage of revenue:

	Three months ended March 31,
	2013	2012
Revenue	100.0%	100.0%
Cost of service
Compensation	37.7%	36.6%
Data processing	7.8%	6.4%
Occupancy	4.0%	3.8%
Direct project costs	11.4%	12.0%
Other operating costs	5.7%	4.8%
Amortization of intangibles	6.8%	7.6%
Total cost of services	73.4%	71.2%
Selling, general, and administrative expenses	13.5%	13.9%
Total operating expenses	86.9%	85.1%
Operating income	13.1%	14.9%
Interest expense	(3.2)%	(3.9)%
Other income, net	0.0%	0.1%
Interest income	0.0%	0.0%
Income before income taxes	9.9%	11.1%
Income taxes	(3.9)%	(4.5)%
Net income	6.0%	6.6%

Revenue for the three months ended March 31, 2013 was $116.6 million, an increase of $9.3 million, or 8.7%, compared to revenue of $107.3 million in the same quarter for the prior year.  Fluctuations in existing client accounts, together with changes in the yield and scope of those projects, and differences in the timing of when client projects were completed in the current year compared to the prior year, provided a $11.2 million increase in revenue.  Revenue generated by new clients for whom there was no revenue in the prior year provided $1.1 million of the increase.  These increases were offset by contract expirations in the amount of $3.0 million.

Compensation expense as a percentage of revenue was 37.7% for the three months ended March 31, 2013, compared to 36.6% for the three months ended March 31, 2012. Compensation expense for the current quarter was $44.0 million, a $4.7 million, or 12.0%, increase over compensation expense of $39.3 million for the same quarter in the prior year.  During the quarter ended March 31, 2013, we averaged 2,441 employees, a 16.1% increase over our average of 2,102 employees during the quarter ended March 31, 2012.  This increase reflects the addition of staff in the areas of client support, technical support and operations.

Data processing expense as a percentage of revenue was 7.8% for the three months ended March 31, 2013, compared to 6.4% for the three months ended March 31, 2012. Data processing expense was $9.1 million for the current quarter, an increase of $2.2 million, or 32.0%, over data processing expense of $6.9 million for the same quarter in the prior year. This increase reflects $1.1 million in additional hardware and hosting costs, $1.0 million in additional software related costs, and $0.1 million in additional data communications costs due to the growth of our business, including an increase in transaction volume.

Occupancy expense as a percentage of revenue was 4.0% for the three months ended March 31, 2013, compared to 3.8% for the three months ended March 31, 2012. Occupancy expense for the current quarter was $4.6 million, a $0.5 million, or 12.2%, increase compared to occupancy expense of $4.1 million for the same quarter in the prior year. This increase reflects $0.4 million in additional rent and $0.1 million in additional utilities and maintenance expenses.

Direct project expense as a percentage of revenue was 11.4% for the three months ended March 31, 2013, compared to 12.0% for the three months ended March 31, 2012.  Direct project expense for the current quarter was $13.3 million, a $0.5 million, or 3.3%, increase compared to direct project expense of $12.8 million for the same quarter in the prior year. This resulted from a $0.6 million increase in data costs and chart fees,  which was partially offset by a $0.1 million decrease in printing expenses.

Other operating costs as a percentage of revenue were 5.7% for the three months ended March 31, 2013 compared to 4.8% for the three months ended March 31, 2012. Other operating costs for the current quarter were $6.6 million, an increase of $1.5 million, or 29.5%, compared to other operating costs of $5.1 million for the same quarter in the prior year.  This increase primarily resulted from a $0.6 million increase in professional fees,  a $0.4 million increase in office expenses, comprised of postage, delivery and supplies, a $0.4 million increase in travel expenses and a $0.1 million increase in recruiting costs.

Amortization of acquisition-related software and intangibles as a percentage of revenue was 6.8% for the three months ended March 31, 2013, compared to 7.6% for the three months ended March 31, 2012. Amortization of acquisition-related software and intangibles for the current quarter was $7.9 million, compared to amortization expense of $8.1 million for the same quarter in the prior year.  As a result of certain intangibles being fully amortized, there was a $0.2 million decrease  in amortization expense  during the period.

Selling, general, and administrative expense as a percentage of revenue was 13.5% for the three months ended March 31, 2013 compared to 13.9% for the three months ended March 31, 2012.  Selling, general, and administrative expense for the current quarter was $15.8 million, a $0.9 million, or 6.3%, increase compared to $14.9 million for the same quarter in the prior year.  During the quarter ended March 31, 2013, we averaged 214 corporate employees, a 10.9% increase over our average of 193 corporate employees during the quarter ended March 31, 2012.  Compensation expense increased by $0.3 million due to the increase in headcount, partially offset by decreases in stock compensation expense and variable compensation.  Other costs increased by $0.5 million primarily due to a $0.7 million increase in legal fees partially offset by a reduction of $0.2 million in training and employee relocation costs.  Occupancy costs increased by $0.1 million.

Operating income for the three months ended March 31, 2013 was $15.3 million, a decrease of $0.7 million, or 4.8%, compared to $16.0 million for the three months ended March 31, 2012.

Interest expense was $3.7 million for the three months ended March 31, 2013 and $4.2 million for the three months ended March 31, 2012. The decrease of $0.5 million compared to the prior year period primarily represents a reduction of $0.4 million in interest expense on our Term Loan and a reduction of $0.1 million in related amortization of deferred financing costs.  Interest income was $1,000 for the three months ended March 31, 2013, compared to interest income of $2,000 for the three months ended March 31, 2012.  Net other income decreased to $23,000 for the quarter ended March 31, 2013 from $110,000 in the prior year period, primarily as a result of a reduction in rental income as tenant leases associated with our Irving, Texas building expired and were not renewed.

We recorded income tax expense of $4.6 million for the quarter ended March 31, 2013, compared to income tax expense of $4.9 million for the three months ended March 31, 2012, a decrease of $0.3 million.  Our effective tax rate decreased to 39.7% for the quarter ended March 31, 2013 from 41.1% for the quarter ended March 31, 2012, primarily due to a change in state apportionments and permanent differences. The principal differences between the statutory rate and our effective rate are state taxes and permanent differences.

We reported net income of $7.0 million for the three months ended March 31, 2013 versus $6.9 million for the three months ended March 31, 2012.

Contractual Obligations

There have been no material changes in our contractual obligations as presented in our Annual report on Form 10-K for the year ended December 31, 2012.

Off-Balance Sheet Arrangements

Other than our Letter of Credit, we do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

This data should be read in conjunction with our unaudited Consolidated Statements of Cash Flows.

(in thousands)	March 31, 2013	December 31, 2012

Cash and cash equivalents	$139,222	$135,227
Working capital	$219,649	$205,537

A summary of our cash flows is as follows:

	Three months ended
(in thousands)	March 31, 2013	March 31, 2012

Net cash provided by operating activities	$15,953	$15,498
Net cash used in investing activities	$(9,834)	$(10,558)
Net cash (used in)/provided by financing activities	$(2,124)	$5,317
Net increase in cash and cash equivalents	$3,995	$10,257

We believe that our cash generating capability and financial condition, together with our funds available under our 2013 Credit Agreement will be adequate to meet our operating, investing and financing needs. Our principal source of cash has been our cash flow from operations and our Term Loan under the 2011 Credit Agreement which was amended and restated in May 2013 into a $500 million five-year revolving credit agreement.  The primary uses of cash are compensation expenses, data processing, direct project costs and selling, general and administration expenses.  Other sources of cash include proceeds from exercise of stock options and tax benefits associated with stock option exercises.  We expect that operating cash flows will continue to be a primary source of liquidity for our operating needs.

We rely on operating cash flows and cash and cash equivalent balances to provide for our liquidity requirements. We believe that we have the ability to obtain both short-term and long-term loans to meet our financing needs for the foreseeable future. Due to our significant operating cash flows, access to capital markets and available revolving loans under the 2013 Credit Agreement, we continue to believe that we have the ability to meet our liquidity needs for the foreseeable future, which include:

•                  the working capital requirements of our operations;

•                  investments in our business;

•                  business-development activities; and

•                  repayment of our revolving credit loan under our 2013 Credit Agreement.

Cash Flows from Operating Activities

Net cash provided by operating activities for the three-month period ended March 31, 2013 was $16.0 million, a $0.5 million increase over net cash provided by operating activities of $15.5 million for the three-month period ended March 31, 2012. The increase was primarily due to organic growth of our business during the quarter.

The number of days sales outstanding as of March 31, 2013, net of estimated liability for appeals,  increased by eight days to 98 days from 90 days at December 31, 2012 as a result of delays in our receipt of payment from several clients.

Operating cash flows could be adversely affected by a decrease in demand for our services or if contracts with our largest clients are cancelled.  The majority of our client relationships have been in place for several years and, as a result, we do not expect any decrease in the demand for our services in the near term.

Cash Flows from Investing Activities

Net cash used in investing activities for the three-month period ended March 31, 2013 was $9.8 million, a $0.8 million decrease from net cash used in investing activities of $10.6 million for the three-month period ended March 31, 2012.  The decrease was primarily due to the additional payment of $1.6 million to former shareholders of HDI in 2012.

Cash Flows from Financing Activities

Net cash used in financing activities for the three-month period ended March 31, 2013 was $2.2 million, a $7.4 million reduction from net cash provided by financing activities of $5.3 million for the three-month period ended March 31, 2012. This decrease was primarily related to the increase in payments toward the outstanding balance of our term loan received during December 2011 in relation to acquisition of HDI.

Recently Issued Accounting Pronouncements

See “Recently Issued Accounting Pronouncements” in Note 1 of the Notes to unaudited Consolidated Financial Statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2013, we were not a party to any derivative financial instruments. We conduct all of our business in U.S. currency and hence do not have direct foreign currency risk. We are exposed to changes in interest rates, primarily with respect to our revolving credit loan under our 2013 Credit Agreement. If the effective interest rate for all of our variable rate debt were to increase by 100 basis points (1%), our annual interest expense would increase by a maximum of $3.3 million based on our debt balances at March 31, 2013.  Further, we currently invest substantially all of our excess cash in short-term investments, primarily money market accounts, where returns effectively reflect current interest rates. As a result market interest rate changes could impact our interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of borrowings or excess cash balances. We do not consider this risk to be material. We manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

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

As required by Rule 13a-15(b) under the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2013.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been  no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.   Risk Factors

Risks that could have a negative impact on our business, results of operations and financial condition include without limitation: (i) our ability to effectively manage our growth to execute on our business plans;  (ii) variations in our results of operations; changes in the U.S. healthcare environment and steps we take in anticipation of such changes; (iii) regulatory, budgetary or political actions that affect procurement practices;  (iv) the growth rate of spending on Medicaid/Medicare, simplification of the healthcare payment process or programmatic changes that diminish the scope of benefits; (v) our ability to retain clients or the loss of one or more major clients; (vi) client dissatisfaction or early termination of contracts triggering significant costs or liabilities; (vii) the development by competitors of new or superior products or services; (viii) the emergence of new competitors, or the development by our clients of in-house capacity to perform the services we offer;  (ix) all the risks inherent in the development, introduction, and implementation of new products and services;  (x) our failure to comply with laws and regulations governing health data or to protect such data from theft and misuse; our ability to maintain effective information systems and protect them from damage or interruption; (xi) restrictions on our ability to bid on/perform certain work due to other work we currently perform;  (xii) our ability to successfully integrate our acquisitions; (xiii) our ability to continue to secure contracts through the competitive bidding process and to accurately predict the cost and time to complete such contracts; (xiv) our compliance with the covenants and obligations under the terms of our credit facility and our ability to generate sufficient cash to cover our interest and principal payments thereunder; (xv) and negative results of government or client reviews, audits or investigations to verify our compliance with contracts and applicable laws and regulations.  A more detailed description of each of these and other risk factors can be found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed with the SEC on March 1, 2013.

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

Date: May 13, 2013	HMS HOLDINGS CORP.

	By:	/s/ William C. Lucia
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