Form 10-Q
period 2013-06-30
HMS HOLDINGS CORP
filed 2013-08-09
CIK 1196501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

Or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-50194

HMS HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-3656261
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5615 High Point Drive, Irving, TX	75038
(Address of principal executive offices)	(Zip Code)

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

As of August 2, 2013, there were approximately 87,807,066 shares of the registrant’s common stock (par value $0.01 per share) outstanding.

HMS HOLDINGS CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

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

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$131,466	$135,227
Accounts receivable, net of allowance for doubtful accounts of $1,006 and $830 and estimated allowance for appeals of $10,949 and $6,985 at June 30, 2013 and December 31, 2012, respectively	163,786	153,014
Prepaid expenses	12,405	14,283
Prepaid income taxes	6,986	—
Current portion of deferred financing costs	—	3,336
Other current assets	390	317
Total current assets	315,033	306,177
Property and equipment, net	128,058	129,327
Goodwill	361,468	361,468
Intangible assets, net	106,416	119,119
Deferred financing costs	9,799	5,867
Other assets	4,481	3,988
Total assets	$925,255	$925,946

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$34,917	$40,867
Acquisition related contingent consideration	432	425
Current portion of term loan	—	35,000
Deferred tax liabilities	2,289	2,398
Estimated liability for appeals	25,341	21,787
Total current liabilities	62,979	100,477
Long-term liabilities:
Deferred rent	592	500
Acquisition related contingent consideration	498	485
Revolving debt	302,796	—
Term loan	—	297,500
Other liabilities	4,560	3,305
Deferred tax liabilities	58,383	60,805
Total long-term liabilities	366,829	362,595
Total liabilities	429,808	463,072
Shareholders’ equity:
Preferred stock - $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 125,000,000 shares authorized; 93,185,831 shares issued and 87,760,984 shares outstanding at June 30, 2013; 92,374,539 shares issued and 86,949,692 shares outstanding at December 31, 2012	930	923
Capital in excess of par value	287,132	271,962
Retained earnings	227,399	210,003
Treasury stock, at cost: 5,424,847 shares at June 30, 2013 and at December 31, 2012	(20,014)	(20,014)
Total shareholders’ equity	495,447	462,874
Total liabilities and shareholders’ equity	$925,255	$925,946

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue	$125,809	$120,069	$242,416	$227,383

Cost of services:
Compensation	46,032	40,043	90,016	79,319
Data processing	9,188	8,026	18,286	14,920
Occupancy	4,781	4,194	9,403	8,314
Direct project costs	12,269	13,200	25,539	26,043
Other operating costs	7,653	5,986	14,290	11,113
Amortization of acquisition related software and intangibles	8,759	8,149	16,688	16,298
Total cost of services	88,682	79,598	174,222	156,007

Selling, general and administrative expenses	16,761	14,875	32,560	29,739
Total operating expenses	105,443	94,473	206,782	185,746

Operating income	20,366	25,596	35,634	41,637

Interest expense	(4,047)	(4,158)	(7,779)	(8,363)
Other income, net	776	209	799	319
Interest income	17	2	18	4
Income before income taxes	17,112	21,649	28,672	33,597
Income taxes	6,692	8,669	11,276	13,574

Net income and comprehensive income	$10,420	$12,980	$17,396	$20,023

Basic income per common share
Net income per share — basic	$0.12	$0.15	$0.20	$0.23

Diluted income per common share
Net income per share — diluted	$0.12	$0.15	$0.20	$0.23

Weighted average common shares:
Basic	87,674	86,196	87,408	86,030
Diluted	89,023	88,351	88,919	88,429

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2013

(in thousands, except share amounts)

(unaudited)

	Common Stock		Capital in		Treasury Stock		Total
	# of Shares Issued	Par Value	Excess of Par Value	Retained Earnings	# of Shares	Amount	Shareholders’ Equity
Balance at December 31, 2012	92,374,539	$923	$271,962	$210,003	5,424,847	$(20,014)	$462,874

Net income and comprehensive income	—	—	—	17,396	—	—	17,396

Stock-based compensation cost	—	—	6,122	—	—	—	6,122
Exercise of stock options	712,027	6	6,303	—	—	—	6,309
Vesting of restricted stock awards and units, net of shares withheld for employee tax	99,265	1	(1,499)	—	—	—	(1,498)
Excess tax benefit from exercise of stock options	—	—	4,244	—	—	—	4,244
Balance at June 30, 2013	93,185,831	$930	$287,132	$227,399	5,424,847	$(20,014)	$495,447

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2013	2012
Operating activities:
Net income	$17,396	$20,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	30,162	26,871
Stock-based compensation expense	6,122	7,095
Excess tax benefit from exercised stock options	(4,244)	(6,842)
Deferred income taxes	(2,531)	(3,236)
Increase in allowance for doubtful debts	4,140	1,669
Change in fair value of contingent consideration	20	—
Loss on disposal of fixed assets	184	59
Changes in operating assets and liabilities:
Accounts receivable	(14,912)	(8,020)
Prepaid expenses	1,878	(6,195)
Prepaid income taxes	(2,742)	6,068
Other current assets	(73)	593
Other assets	7	(101)
Accounts payable, accrued expenses and other liabilities	(3,090)	(7,868)
Estimated liability for appeals	3,554	6,505
Net cash provided by operating activities	35,871	36,621
Investing activities:
Purchases of property and equipment	(12,734)	(15,789)
Investment in common stock	(500)	(3,024)
Acquisitions, net	—	(1,605)
Investment in capitalized software	(1,996)	(1,006)
Net cash used in investing activities	(15,230)	(21,424)
Financing activities:
Financing related to revolving debt	(7,619)	(8,750)
Repayment of revolving debt	(25,000)	—
Purchases of treasury stock	—	(10,617)
Payments on contingent consideration	—	(250)
Payments on capital lease obligations	(838)	(387)
Proceeds from exercise of stock options	6,309	7,453
Payments of tax withholdings on behalf of employees for net-share settlement for stock-based compensation	(1,498)	(1,127)
Excess tax benefit from exercised stock options	4,244	6,842
Net cash used in financing activities	(24,402)	(6,836)
Net (decrease)/increase in cash and cash equivalents	(3,761)	8,361
Cash and cash equivalents at beginning of period	135,227	97,003
Cash and cash equivalents at end of period	$131,466	$105,364
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$19,881	$10,312
Cash paid for interest	$4,308	$6,933
Supplemental disclosure of noncash investing activities:
Accrued property and equipment purchases	$1,655	$1,187
Equipment purchased through capital leases	$2,196	$1,629

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2013 and 2012

(unaudited)

1.              Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our and our subsidiaries’ financial position at June 30, 2013, the results of our operations for the three and six months ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012. Interim financial statements are prepared on a basis consistent with our annual financial statements. The financial statements included herein should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012, which we refer to as our Annual Report.

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

Since our inception, we have grown both organically and through targeted acquisitions. In 1985 we began providing coordination of benefits services to state Medicaid agencies. We expanded into the Medicaid managed care market, providing similar coordination of benefits services when Medicaid began to migrate members to managed care. We launched our program integrity services in 2007 and have since acquired several businesses to expand our service offerings. In 2009, we entered the Medicare market with our acquisition of IntegriGuard, LLC, or IntegriGuard, now doing business as HMS Federal, which provides fraud, waste and abuse analytical services to the Medicare program. In 2009 and 2010, we entered the employer market, working with large self-funded employers through our acquisitions of Verify Solutions, Inc. and Chapman Kelly, Inc. In 2011, we extended our reach in the federal, state and commercial markets with our acquisition of HealthDataInsights, Inc., or HDI. HDI provides improper payment identification services for government and commercial health plans, and is the Medicare Recovery Audit Contractor (RAC) in CMS Region D, covering 17 states and three U.S. territories. In December 2012, we acquired the assets and liabilities of MedRecovery Management, LLC, or MRM, a provider of Workers’ Compensation recovery services for commercial health plans.

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

Under our Medicare RAC contract with CMS, we recognize revenue when claims are sent to CMS for offset against future Medicare claims payments. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS.  We accrue an estimated liability for appeals based on the amount of fees that are subject to appeal and which we estimate are probable of being returned to providers following a successful appeal. This estimated liability for appeals is an offset to revenue in our unaudited Consolidated Statements of Comprehensive Income.  Our estimates are based on our historical experience with appeals activity under our Medicare RAC contract. The estimated liability of appeals of $25.3 million at June 30, 2013, and $21.8 million as of December 31, 2012, represents our estimate of the potential amount of repayments related to appeals of claims for which fees were previously collected and recognized as revenue. This is reflected as a separate line item in the current liabilities section of our balance sheet titled “Estimated liability for appeals” to reflect our estimate of this liability. To the extent the amount to be returned to providers following a successful appeal exceeds the amount accrued, revenue in the applicable period would be reduced by the amount of the excess.

As of June 30, 2013, we have accrued an estimated liability for appeals and estimated allowance for appeals based on our historical experience with appeals activity under our Medicare RAC contract. At this time, we do not believe that we face a risk of significant loss in excess of the amounts accrued.  Accordingly, we believe that an estimate of any reasonably possible loss in excess of the amounts accrued is immaterial.  Any future changes to the Medicare RAC contract, including further modifications to the transition plan for incumbent Medicare recovery audit contractors, may require us to apply different assumptions that could affect our estimated liability for appeals in future periods. We similarly accrue an allowance against accounts receivable related to fees yet to be collected, based on the same estimates used to establish the estimated liability for appeals of fees received. Our inability to correctly estimate the estimated liabilities and allowance against accounts receivable could adversely affect our revenue in future periods.

Allowance for doubtful accounts and estimated allowance and liability for appeals as of June 30, 2013 are as follows:

Allowance for doubtful accounts (in thousands):

Balance, December 31, 2011	$1,158
Provision	19
Recoveries	—
Charge-offs	(347)
Balance, December 31, 2012	$830
Provision	385
Recoveries	(42)
Charge-offs	(167)
Balance, June 30, 2013	$1,006

Estimated allowance for appeals and estimated liability for appeals (in thousands):

Balance, December 31, 2011	$10,383
Provision	20,513
Appeals found in Providers favor	(2,124)
Balance, December 31, 2012	$28,772	*
Provision	12,197
Appeals found in Providers favor	(4,679)
Balance, June 30, 2013	$36,290	*

*Includes $10,949 and $6,985 related to estimated allowance for appeals that apply to uncollected accounts receivable as of June 30, 2013 and December 31, 2012, respectively.

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

The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, primarily accounts receivable, intangible assets, accrued expenses, estimated allowance for appeals and estimated liability for appeals and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Our actual results could differ from those estimates.

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

For long-lived assets and intangible assets, we measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. If the sum of the expected future undiscounted net cash flows is less than the carrying value of the asset being evaluated, we would recognize an impairment charge. The impairment charge would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The determination of fair value is based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. We did not recognize any impairment charges related to our long-lived assets, property and equipment, goodwill or intangible assets, during the six months ended June 30, 2013 and 2012, as management believes that carrying amounts were not impaired. Depreciation expense related to property and equipment was $7.8 million and $6.6 million for the three months ended June 30, 2013 and 2012, respectively, and $15.2 and $12.9 million for the six months ended June 30, 2013 and 2012, respectively.

The carrying amounts for our cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term nature.

On October 29, 2012, our Board of Directors authorized management to repurchase up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions, for a period of up to two years.  Repurchased shares will be available for future use in connection with our stock plans and for other corporate purposes.

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

MedRecovery Management, LLC. ( MRM)

In December 2012, we acquired the assets and liabilities of MRM, for an aggregate purchase price of $11.7 million, consisting of a $10.8 million initial cash payment and $0.9 million in future contingent payments that are based on the achievement of certain performance milestones. We recognized $1.9 million of goodwill in connection with our acquisition of MRM.

During the three months ended June 30, 2013, we finalized the valuation of intangibles and future contingent consideration related to this acquisition. Based on our valuation of the MRM acquisition, the intangible assets and future contingent consideration on the acquisition date were $9.2 million and $0.9 million, respectively. The consolidated balance sheet for the year ended December 31, 2012, was  retrospectively adjusted to increase the carrying amount of intangible assets by $9.2 million, decrease the carrying value of future contingent consideration by $0.1 million and decrease the carrying value of goodwill by $9.3 million. Of the total intangible assets acquired, $8.9 million was related to client relationships and has an amortization period of seven years and $0.3 million was related to restrictive covenants and has an amortization period of two years.

3.                                      Intangible Assets

Intangible assets consisted of the following at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012	Useful Life
Client relationships	$130,105	$130,105	5-10 years
Trade name	19,733	19,733	3-7 years
Restrictive covenants	19,400	19,600	2-5 years
	169,238	169,438

Less accumulated amortization	(62,822)	(50,319)
Intangible assets, net	$106,416	$119,119

Estimated amortization expense for intangible assets is expected to approximate the following (in thousands):

Year Ending December 31,
Remainder of 2013	$11,104
2014	20,733
2015	20,270
2016	19,934
2017	16,613
Thereafter	17,762

For the three and six months ended June 30, 2013, amortization expense related to intangible assets was $6.8 million and $12.7 million, respectively.  For the three and six months ended June 30, 2012, amortization expense related to intangible assets was $6.1 million and $12.2 million, respectively.

4.              Income Taxes

Our effective tax rate decreased to 39.3% for the six months ended June 30, 2013 from 40.4% for the six months ended June 30, 2012, primarily due to changes in state apportionments and permanent differences. The principal differences between the statutory rate and our effective rate are state taxes and permanent differences.

We file income tax returns with the U.S. federal government and various state jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2009. We operate in a number of state and local jurisdictions, most of which have never audited our records. Accordingly, we are subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction. We are currently being examined by the Internal Revenue Service and the States of New York and Idaho.

During the six months ended June 30, 2013 and 2012, we recorded a tax benefit of $4.2 million and $6.8 million, respectively, related to the utilization of the income tax benefit from stock transactions by reducing income tax payable and increasing capital.

At June 30, 2013 and 2012, we had approximately $2.3 million and $1.5 million, respectively, of net unrecognized tax benefits for which there is uncertainty about the allocation and apportionment impacting state taxable income. We do not expect any significant change in unrecognized tax benefits during the next twelve months. We have recognized interest accrued related to unrecognized tax benefits in interest expense and penalties in tax expense. The accrued liabilities related to uncertain tax positions were $0.9 million and $0.6 million for the six month periods ending June 30, 2013 and 2012, respectively.  We believe that it is reasonably possible that decreases in unrecognized tax benefits of up to $0.1 million may be recorded within the next year.

5.              Credit Agreement

In connection with our acquisition of HDI, we entered into a five year, revolving and term secured credit agreement, which we refer to as the 2011 Credit Agreement, with certain financial institutions and Citibank, N.A. as Administrative Agent. In May 2013, we amended and restated the 2011 Credit Agreement and entered into a $500 million five-year, amended and restated revolving credit agreement, which we refer to as the 2013 Credit Agreement.

The 2013 Credit Agreement provides for an initial $500 million revolving credit facility, and, under specified circumstances, the revolving credit facility can be increased or one or more incremental term loan facilities can be added, provided that the incremental credit facilities do not exceed in the aggregate the sum of (a) $75 million plus (b) an additional amount not less than $25 million, so long as our total secured leverage ratio, calculated giving pro forma effect to the requested incremental borrowing and other customary and appropriate pro forma adjustment events, including any permitted acquisitions, is no greater than 2.5:1.0.

The 2013 Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of default.  The 2013 Credit Agreement requires us to comply, on a quarterly basis, with certain principal financial covenants, including  a maximum consolidated leverage ratio reducing from 3.50:1.00 to 3.25:1.00 over the next five years and a minimum interest coverage ratio of 3.00:1.00.

The interest rates applicable to the revolving credit facility are, at our option, either (a) the LIBOR  multiplied by the statutory reserve rate plus an interest margin ranging from 1.50% to 2.25% based on our  consolidated leverage ratio, or (b) a base rate (which is equal to the greatest of (a) Citibank’s prime rate, (b) the federal funds effective rate plus 0.50% and (c) the one-month LIBOR  plus 1.00% plus an interest margin ranging from 0.50% to 1.25% based on our  consolidated leverage ratio).  We will pay an unused commitment fee on the revolving credit facility during the term of the 2013 Credit Agreement ranging from 0.375% to 0.50% per annum based on our consolidated leverage ratio.

Our obligations under the 2013 Credit Agreement may be accelerated upon the occurrence of an event of default, which includes customary events of default including, without limitation, payment defaults, failures to perform affirmative covenants, failure to refrain from actions or omissions prohibited by negative covenants, the inaccuracy of representations or warranties, cross-defaults, bankruptcy and insolvency related defaults, defaults relating to judgments, defaults due to certain ERISA related events and a change of control default.  As of June 30, 2013, we were in compliance with all the terms of the 2013 Credit Agreement.

Borrowings under the 2013 Credit Agreement were used to refinance  the outstanding principal and unpaid interest of $323.8 million and $1.1 million, respectively, under the term loan facility of the 2011 Credit Agreement. We paid lender fees of $2.9 million in connection with amending and restating the Credit Agreement.

For the three months ended June 30, 2013 and 2012, we incurred $2.3 million and $3.1 million, respectively, of interest expense.  For the six months ended June 30, 2013 and 2012, we incurred $5.0 million and $6.1 million, respectively, of interest expense. For the three months ended June 30, 2013 and 2012, we incurred $0.2 million of commitment fees on the unused revolving credit facility. For the six months ended June 30, 2013 and 2012, we incurred $0.3 million of commitment fees.

At June 30, 2013 and December 31, 2012, the unamortized balance of deferred origination fees and debt issue costs were $9.8 million and $9.2 million, respectively.  For the three months ended June 30, 2013 and 2012, we amortized $1.5 million and $0.9 million, respectively, of interest expense related to our deferred origination fees and debt issue costs.  For the six months ended June 30, 2013 and 2012, we amortized $2.3 million and $1.9 million, respectively, of interest expense related to our deferred origination fees and debt issue costs.

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

The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	June 30,		June 30,
	Three months ended		Six months ended
	2013	2012	2013	2012
Weighted average shares outstanding — basic	87,674	86,196	87,408	86,030
Dilutive effect of stock options	1,200	1,907	1,336	2,131
Dilutive effect of restricted stock awards and units	149	248	175	268
Weighted average shares outstanding - diluted	89,023	88,351	88,919	88,429

For the three months ended June 30, 2013 and 2012, 1,413,369 and 897,368 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.  For the three months ended June 30, 2013 and 2012, restricted stock units representing 189,278 and 50,721 shares of common stock, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

For the six months ended June 30, 2013 and 2012, 1,375,346 and 485,837 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive. For the six months ended June 30, 2013 and 2012, restricted stock units representing 102,847 and 50,818 shares of common stock, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

7.              Stock-Based Compensation

Total stock-based compensation expense charged as a selling, general and administrative expense in our unaudited consolidated statements of comprehensive income related to our stock compensation plans was $3.1 million and $3.4 million for the three months ended June 30, 2013 and June 30, 2012, respectively, and $6.1 million and $7.1 million for the six months ended June 30, 2013 and June 30, 2012, respectively.

The total income tax benefit related to stock-based compensation expense recognized in our unaudited consolidated statements of comprehensive income was $1.2 million and $1.3 million, for the three months ended June 30, 2013 and 2012, respectively, and $4.2 million and $6.8 million, for the six months ended June 30, 2013 and 2012, respectively.

Presented below is a summary of our stock option activity for the six months ended June 30, 2013 (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at December 31, 2012	4,757	$14.11
Granted	3	$28.74
Exercised	(712)	$8.86
Forfeited	(189)	$20.15
Expired	(2)	$11.26
Outstanding at June 30, 2013	3,857	$14.82	4.32	$38,063
Expected to vest at June 30, 2013	1,489	$23.72	6.03	$4,080
Exercisable at June 30, 2013	2,328	$8.98	3.19	$33,876

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

We estimated the fair value of each stock option grant on the date of grant using a Black-Scholes option-pricing model and the weighted-average assumptions set forth in the following table:

	Six months ended June 30,
	2013	2012
Expected dividend yield	—	—
Risk-free interest rate	0.67%	0.70%
Expected volatility	40.05%	41.35%
Expected life	4.47 years	4.47 years

During the three months ended June 30, 2013 and 2012, we issued 0.2 million shares and 0.2 million shares, respectively, of our common stock upon the exercise of outstanding stock options and received proceeds of $0.9 million and $1.8 million, respectively.  For the three months ended June 30, 2013 and 2012, we realized a tax benefit of $1.2 million and $1.3 million, respectively from the exercise of stock options.

For the six months ended June 30, 2013 and 2012, we issued 0.7 million shares, and 0.9 million shares, respectively, of our common stock upon the exercise of outstanding stock options and received proceeds of $6.3 million, and $7.5 million, respectively. For the six months ended June 30, 2013 and 2012, we realized $4.2 million and $6.8 million, respectively in tax benefits from the exercise of stock options.

For the three months ended June 30, 2013, and 2012, approximately $1.8 million, and $2.4 million, respectively, of stock-based compensation cost relating to stock options has been charged against income.  For the six months ended June 30, 2013, and 2012, approximately $3.7 million, and $5.2 million, respectively, of stock-based compensation cost relating to stock options has been charged against income.  As of June 30, 2013, there was approximately $12.3 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to stock options outstanding, which is expected to be recognized over a weighted-average period of 1.4 years.

The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between our closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2013. The intrinsic value of our stock options changes based on the closing price of our common stock. The total intrinsic value of options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) for the three months ended June 30, 2013 and 2012 was approximately $4.0 million and $5.0 million, respectively.  The total intrinsic value of options exercised during the six month periods ended June 30, 2013 and 2012 was $13.9 million and $20.9 million, respectively.

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

For the three months ended June 30, 2013, we granted 21,861 restricted stock units with an aggregate fair market value of $0.6 million.  For the six months ended June 30, 2013, we granted 218,698 restricted stock units, with an aggregate fair market value of $6.2 million. At June 30, 2013, 569,540 restricted stock units remained unvested and there was $11.2 million of unamortized compensation cost related to restricted stock units, which is expected to be recognized over the remaining weighted-average vesting period of 1.9 years.  Stock-based compensation expense related to restricted stock units was $1.2 million and $0.8 million for the three months ended June 30, 2013 and 2012, respectively and $2.1 million and $1.5 million for the six months ended June 30, 2013 and 2012, respectively.

A summary of the status of our restricted stock units and of changes in restricted stock units outstanding under the 2006 Stock Plan, as amended, for the six months ended June 30, 2013 is as follows (in thousands, except for weighted average grant date fair value per unit):

	Number of Units	Weighted Average Grant Date Fair Value per Unit	Aggregate Intrinsic Value
Outstanding balance at December 31, 2012	446	$25.44
Granted	219	$28.55
Vesting of restricted stock units, net of shares withheld for taxes	(37)	$24.90
Shares withheld for taxes	(20)	$24.90
Forfeitures	(38)	$25.42
Outstanding balance at June 30, 2013	570	$26.60	$13,270

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

The stock-based compensation expense for restricted stock awards is determined based on the closing market price of our common stock on the grant date of the awards applied to the total number of awards that are anticipated to fully vest. Shares withheld to pay taxes are retired upon the vesting of the restricted stock awards. We did not issue restricted stock awards during the six months ended June 30, 2013. At June 30, 2013 approximately 81,549 shares underlying restricted stock awards remained unvested and there was approximately $0.4 million of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over the weighted-average period of 0.6 years. Stock-based compensation expense related to restricted stock awards was $0.2 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively, and $0.3 and $0.4 million for the six months ended June 30, 2013 and 2012, respectively.

A summary of the status of our restricted stock awards at June 30, 2013 and of changes in restricted stock awards outstanding under the 2006 Stock Plan for the six months ended June 30, 2013 is as follows (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding balance at December 31, 2012	192	$10.42
Granted	—	—
Vesting of restricted stock awards	(61)	$10.42
Shares withheld for payment of taxes upon vesting of restricted stock awards	(35)	$10.42
Forfeitures	(14)	$10.42
Outstanding balance at June 30, 2013	82	$10.42	$1,900

The total fair value of restricted stock awards vested during the six months ended June 30, 2013 was $1.0 million.

8.              Commitment and Contingencies

From time to time, we may be subject to investigations, legal proceedings and other disputes arising in the ordinary course of our business, including but not limited to regulatory audits, billing and contractual disputes and employment-related matters. We record accruals for outstanding legal matters when we believe it is probable that a loss will be incurred and the amount can be reasonably estimated.  We evaluate, on a quarterly basis, developments in legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. If a loss contingency is not both probable and estimable, we do not establish an accrued liability. None of our accruals for outstanding legal matters are material individually or in the aggregate to our financial position.

Our contractual relationships, including those with federal and State government entities, subject our operations, billing, and business practices to scrutiny and audit, including by multiple agencies and levels of government, as well as to frequent transitions and changes in the personnel responsible for oversight of our contractual performance. From time to time, we may have contractual disputes with our clients arising from differing interpretations of contractual provisions that define our rights, obligations, scope of work, or terms of payment, and with associated claims of liability for inaccurate or improper billing for reimbursement of contract fees, or for sanctions or damages for alleged performance deficiencies.  Resolution of such disputes may involve litigation or may require that we accept some amount of loss or liability in order to avoid client abrasion, negative marketplace perceptions and other disadvantageous results that could impact our business, results of operations and financial condition.

We believe that there are no disputes, litigation or other legal proceedings asserted or pending against us that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows, and believe that adequate provision for any probable and estimable losses has been made in our consolidated financial statements. However, the ultimate result of any current or future litigation or other legal proceedings, audits or disputes is inherently unpredictable and could result in liabilities that are higher than currently predicted.

9.              Subsequent Events

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

Since our inception, we have grown both organically and through targeted acquisitions. In 1985, we began providing coordination of benefits services to state Medicaid agencies. We expanded into the Medicaid managed care market, providing similar coordination of benefits services when Medicaid began to migrate members to managed care. We launched our program integrity services in 2007 and have since acquired several businesses to expand our service offerings. In 2009, we entered the Medicare market with our acquisition of IntegriGuard, LLC, or IntegriGuard, now doing business as HMS Federal, which provides fraud, waste and abuse analytical services to the Medicare program. In 2009 and 2010, we entered the employer market, working with large self-funded employers through our acquisitions of Verify Solutions, Inc. and Chapman Kelly, Inc. In 2011, we extended our reach in the federal, state and commercial markets with our acquisition of HealthDataInsights, Inc., or HDI. HDI provides improper payment identification services for government and commercial health plans, and is the Medicare Recovery Audit Contractor (RAC) in CMS Region D, covering 17 states and three U.S. territories. In December 2012, we expanded our Workers’ Compensation recovery services to include commercial health plans through our acquisition of MedRecovery Management, LLC, or MRM. MRM provides Workers’ Compensation recovery services for commercial health plans.

In connection with our acquisition of HDI, we entered into a five-year, revolving and term secured credit agreement, which we refer to as the 2011 Credit Agreement, with certain financial institutions and Citibank, N.A. as Administrative Agent.  In May 2013, we amended and restated the 2011 Credit Agreement and entered into a $500 million five-year, amended and restated revolving credit agreement, which we refer to as the 2013 Credit Agreement.

At June 30, 2013, our cash and cash equivalents and net working capital were $131.5 million and $252.1 million, respectively. To date, we have grown our business through the internal development of new products and services, the extension of our products and services into new markets and through acquisitions of businesses whose core services strengthen our overall mission to help our clients control healthcare costs.  In addition, we leverage our expertise to acquire new clients at the state, federal and employer levels and to expand our current contracts to provide new services to current clients.  Our growth to date has also been driven by growth in government programs as well as increased use of vendors by government agencies for  coordination of benefits and other cost containment functions. We are continuously evaluating opportunities that will enable us to expand the breadth of the services we provide and will consider acquisition opportunities that enable us to continue to grow our business to address the increasing needs of the healthcare industry.

As of June 30, 2013, we served CMS, the VHA, 46 state Medicaid agencies and the District of Columbia. We also provided services to approximately 150 commercial clients and supported their multiple lines of  business, including Medicaid managed care, Medicare Advantage, and group health plans. We also act as a subcontractor for certain business outsourcing and technology firms.

In September 2012, our wholly owned subsidiary, IntegriGuard, LLC, which is doing business as HMS Federal, was awarded the Coordination of Benefits and Medicare Secondary Payer Business Program Operations contract by CMS.  The incumbent vendor filed a bid protest with the GAO in October 2012 with respect to the contract award and HMS Federal received a stop work order from CMS, pending resolution of the protest. CMS then undertook a procurement corrective action with respect to the contract award, and in June 2013, HMS Federal received notification from CMS that CMS had determined not to affirm HMS Federal’s contract award and instead was issuing the contract award to the incumbent vendor.  HMS Federal subsequently filed a bid protest with Government Accountability Office (GAO), and the GAO now has through early October to issue its decision on the protest.

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

On August 2, 2013, HDI entered into a modification of its Medicare Recovery Audit Contract with CMS which amends the previously disclosed transition plan for the incumbent Medicare RACs.  Under the amended transition plan, the Medicare RACs are now permitted to continue requesting certain medical records through November 15, 2013 and sending improper payments for processing until January 30, 2014.  In addition, under the amended transition plan, each Medicare RAC will remain responsible for assisting CMS with the  appeals process, and returning fees previously paid on successful appeals, for their current region through December 31, 2015. We expect that the amended transition plan will enable us to achieve our originally anticipated financial performance under the Medicare Recovery Audit Contract through the remainder of its term.  Also on August 2, 2013, CMS released the final rules regarding the Fiscal Year 2014 Inpatient Prospective Payment System which relates to Part A/B rebillings. We are evaluating the financial impact of this final ruling.

Revenues under HDI’s Medicare RAC contract for Region D generated approximately 20.9% and 16.9% of our consolidated total revenues for the six months ended June 30, 2013 and 2012, respectively and 21.7% and 15.7% of our consolidated total revenues for the three months ended June 30, 2013 and 2012, respectively.

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

SUMMARY OF OPERATING RESULTS

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The following table sets forth, for the periods indicated, certain items in our unaudited consolidated statements of comprehensive income expressed as a percentage of revenue:

	Three months ended June 30,
	2013	2012
Revenue	100.0%	100.0%
Cost of service
Compensation	36.6%	33.3%
Data processing	7.3%	6.7%
Occupancy	3.8%	3.5%
Direct project costs	9.8%	11.0%
Other operating costs	6.1%	5.0%
Amortization of intangibles	6.9%	6.8%
Total cost of services	70.5%	66.3%
Selling, general, and administrative expenses	13.3%	12.4%
Total operating expenses	83.8%	78.7%
Operating income	16.2%	21.3%
Interest expense	(3.2)%	(3.5)%
Other income, net	0.6%	0.2%
Interest income	0.0%	0.0%
Income before income taxes	13.6%	18.0%
Income taxes	5.3%	7.2%
Net income and comprehensive income	8.3%	10.8%

Revenue for the three months ended June 30, 2013 was $125.8 million, an increase of $5.7 million, or 4.8%, compared to revenue of $120.1 million in the same quarter for the prior year.  Fluctuations in existing client accounts, together with changes in the yield and scope of those projects, and differences in the timing of when client projects were completed in the current year compared to the prior year, provided a $1.7 million increase in revenue.  Revenue generated by new clients for whom there was no revenue in the prior year period provided $5.7 million of the increase.  Revenue generated by our 2012 acquisition, MRM, was $1.0 million. These increases were offset by contract expirations in the amount of $2.7 million.

Compensation expense as a percentage of revenue was 36.6% for the three months ended June 30, 2013, compared to 33.3% for the three months ended June 30, 2012. Compensation expense for the current quarter was $46.0 million, a $6.0 million, or 15.0%, increase over compensation expense of $40.0 million for the same quarter in the prior year.  During the quarter ended June 30, 2013, we averaged 2,388 employees, a 10.0% increase over our average of 2,171 employees during the quarter ended June 30, 2012.  This increase reflects the addition of staff in the areas of client support, technical support and operations.

Data processing expense as a percentage of revenue was 7.3% for the three months ended June 30, 2013, compared to 6.7% for the three months ended June 30, 2012. Data processing expense was $9.2 million for the current quarter, an increase of $1.2 million, or 14.5%, over data processing expense of $8.0 million for the same quarter in the prior year. This increase reflects $1.2 million in additional hardware and hosting costs.

Occupancy expense as a percentage of revenue was 3.8% for the three months ended June 30, 2013, compared to 3.5% for the three months ended June 30, 2012. Occupancy expense for the current quarter was $4.8 million, a $0.6 million, or 14.0%, increase compared to occupancy expense of $4.2 million for the same quarter in the prior year. This increase reflects $0.4 million in additional equipment and maintenance expense and $0.2 million in additional utilities and maintenance expenses.

Direct project expense as a percentage of revenue was 9.8% for the three months ended June 30, 2013, compared to 11.0% for the three months ended June 30, 2012.  Direct project expense for the current quarter was $12.3 million, a $0.9 million, or 7.1%, decrease compared to direct project expense of $13.2 million for the same quarter in the prior year. This resulted from a $1.6 million decrease in temporary headcount expenses, partially offset by a $0.6 million increase in data conversion expenses.

Other operating costs as a percentage of revenue were 6.1% for the three months ended June 30, 2013 compared to 5.0% for the three months ended June 30, 2012. Other operating costs for the current quarter were $7.7 million, an increase of $1.7 million, or 27.8%, compared to other operating costs of $6.0 million for the same quarter in the prior year.  This increase primarily resulted from a $1.4 million increase in professional fees, a $0.2 million increase in office -related expenses, including postage, delivery and supplies and a $0.1 million increase in travel expenses.

Amortization of acquisition-related software and intangibles as a percentage of revenue was 6.9% for the three months ended June 30, 2013, compared to 6.8% for the three months ended June 30, 2012. Amortization of acquisition-related software and intangibles for the current quarter was $8.8 million, compared to amortization expense of $8.1 million for the same quarter in the prior year.  This increase was related to our acquisition of MRM in December 2012.

Selling, general, and administrative expense as a percentage of revenue was 13.3% for the three months ended June 30, 2013 compared to 12.4% for the three months ended June 30, 2012.  Selling, general, and administrative expense for the current quarter was $16.8 million, a $1.9 million, or 12.7%, increase compared to $14.9 million for the same quarter in the prior year.  During the quarter ended June 30, 2013, we averaged 239 corporate employees, a 14.4% increase over our average of 209 corporate employees during the quarter ended June 30, 2012.  Compensation expense increased by $0.4 million due to the increase in headcount.  Data processing expenses increased by $0.3 million due to additional software expenses.  Occupancy costs increased by $0.1 million due to moving expenses.  Other costs increased by $1.0 million primarily due to a $1.1 million increase in legal fees, partially offset by a reduction of $0.1 million in training and employee relocation costs.

Operating income for the three months ended June 30, 2013 was $20.4 million, a decrease of $5.2 million, or 20.4%, compared to $25.6 million for the three months ended June 30, 2012.

Interest expense was $4.0 million for the three months ended June 30, 2013 and $4.2 million for the three months ended June 30, 2012. The decrease of $0.1 million compared to the prior year period represents a reduction of $0.6 million in interest expense on our debt, partially offset by an increase in amortization of deferred financing costs of $0.5 million.  Interest income was $17,000 for the three months ended June 30, 2013, compared to interest income of $2,000 for the three months ended June 30, 2012.  Net other income increased to $776,000 for the quarter ended June 30, 2013 from $209,000 in the prior year period.   Other income in the second quarter represents a release to us of a portion of the funds held in escrow related to our HDI acquisition that occurred after the measurement period.  This increase was partially offset by a $0.2 million reduction related to tenant leases associated with our Irving, Texas building that expired and were not renewed.

We recorded income tax expense of $6.7 million for the quarter ended June 30, 2013, compared to income tax expense of $8.7 million for the three months ended June 30, 2012, a decrease of $2.0 million.  Our effective tax rate decreased to 39.1% for the quarter ended June 30, 2013 from 40.0% for the quarter ended June 30, 2012, primarily due to a change in state apportionments and permanent differences. The principal differences between the statutory rate and our effective rate are state taxes and permanent differences.

We reported net income and comprehensive income of $10.4 million for the three months ended June 30, 2013 versus $13.0 million for the three months ended June 30, 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The following table sets forth, for the periods indicated, certain items in our unaudited consolidated statements of comprehensive income expressed as a percentage of revenue:

	Six months ended June 30,
	2013	2012
Revenue	100.0%	100.0%
Cost of service
Compensation	37.1%	34.9%
Data processing	7.5%	6.6%
Occupancy	3.9%	3.7%
Direct project costs	10.6%	11.4%
Other operating costs	5.9%	4.9%
Amortization of intangibles	6.9%	7.2%
Total cost of services	71.9%	68.7%
Selling, general, and administrative expenses	13.4%	13.0%
Total operating expenses	85.3%	81.7%
Operating income	14.7%	18.3%
Interest expense	(3.2)%	(3.6)%
Other income, net	0.3%	0.1%
Interest income	0.0%	0.0%
Income before income taxes	11.8%	14.8%
Income taxes	4.6%	6.0%
Net income and comprehensive income	7.2%	8.8%

Revenue for the six months ended June 30, 2013 was $242.4 million, an increase of $15.0 million, or 6.6%, compared to revenue of $227.4 million in the same period for the prior year.  Fluctuations in existing client accounts, together with changes in the yield and scope of those projects, and differences in the timing of when client projects were completed in the current year compared to the prior year, provided a $8.6 million increase in revenue.  Revenue generated by new clients for whom there was no revenue in the prior year period provided $10.3 million of the increase. Revenue generated by our 2012 acquisition, MRM, was $1.8 million. These increases were offset by contract expirations in the amount of $5.7 million.

Compensation expense as a percentage of revenue was 37.1% for the six months ended June 30, 2013, compared to 34.9% for the six months ended June 30, 2012. Compensation expense for the current period was $90.0 million, a $10.7 million, or 13.5%, increase over compensation expense of $79.3 million for the same period in the prior year.  During the six months ended June 30, 2013, we averaged 2,397 employees, a 12.2% increase over our average of 2,136 employees during the six months ended June 30, 2012.  This increase reflects the addition of staff in the areas of client support, technical support and operations.

Data processing expense as a percentage of revenue was 7.5% for the six months ended June 30, 2013, compared to 6.6% for the six months ended June 30, 2012. Data processing expense was $18.3 million for the six months ended June 30, 2013, an increase of $3.4 million, or 22.6%, over data processing expense of $14.9 million for the six months ended June 30, 2012. This increase reflects $2.3 million in additional hardware and hosting costs, $1.2 million in additional software related costs, partially offset by a reduction of $0.1 million related to data and data communications costs.

Occupancy expense as a percentage of revenue was 3.9% for the six months ended June 30, 2013, compared to 3.7% for the six months ended June 30, 2012. Occupancy expense for the current period was $9.4 million, a $1.1 million, or 13.1%, increase compared to occupancy expense of $8.3 million for the same period in the prior year. This increase reflects $0.6 million in additional utilities and maintenance costs and $0.5 million in additional equipment and maintenance expense.

Direct project expense as a percentage of revenue was 10.6% for the six months ended June 30, 2013, compared to 11.4% for the six months ended June 30, 2012.  Direct project expense for the current period was $25.5 million, a $0.5 million, or 1.9%, decrease compared to direct project expense of $26.0 million for the same period in the prior year. This resulted from a $1.1 million decrease in subcontractor and professional fees.

Other operating costs as a percentage of revenue were 5.9% for the six months ended June 30, 2013 compared to 4.9% for the six months ended June 30, 2012. Other operating costs for the current period were $14.3 million, an increase of $3.2 million, or 28.6%, compared to other operating costs of $11.1 million for the same period in the prior year.  This increase primarily resulted from a $2.0 million increase in professional fees, a $0.6 million increase in office-related expenses, including postage, delivery and supplies, a $0.4 million increase in travel expenses and a $0.2 million increase in recruiting and training costs.

Amortization of acquisition-related software and intangibles as a percentage of revenue was 6.9% for the six months ended June 30, 2013, compared to 7.2% for the six months ended June 30, 2012. Amortization of acquisition-related software and intangibles for the current period was $16.7 million, compared to amortization expense of $16.3 million for the same period in the prior year.   This increase was related to our acquisition of MRM in December 2012, partially offset by other intangibles having become fully amortized.

Selling, general, and administrative expense as a percentage of revenue was 13.4% for the six months ended June 30, 2013 compared to 13.0% for the six months ended June 30, 2012.  Selling, general, and administrative expense for the current period was $32.6 million, a $2.8 million, or 9.5%, increase compared to $29.7 million for the same period in the prior year.  During the period ended June 30, 2013, we averaged 244 corporate employees, a 21.4% increase over our average of 201 corporate employees during the period ended June 30, 2012.  Compensation expense increased by $0.7 million due to the increase in headcount, partially offset by decreases in stock compensation expense.  Data processing expense increased by $0.3 million primarily due to software costs. Occupancy costs increased by $0.3 million. Other costs increased by $1.5 million primarily due to a $1.7 million increase in legal fees, partially offset by a reduction of $0.2 million in training and employee relocation costs.

Operating income for the six months ended June 30, 2013 was $35.6 million, a decrease of $6.0 million, or 14.4%, compared to $41.6 million for the six months ended June 30, 2012.

Interest expense was $7.8 million for the six months ended June 30, 2013 and $8.4 million for the six months ended June 30, 2012. The decrease of $0.6 million compared to the prior year period represents a reduction of $1.0 million in interest expense on our debt, partially offset by an increase in amortization of deferred financing costs of $0.4 million.  Interest income was $18,000 for the six months ended June 30, 2013, compared to interest income of $4,000 for the six months ended June 30, 2012.  Net other income increased to $799,000 for the six months ended June 30, 2013 from $209,000 for the six months ended June 30, 2012.   Other income in the current period represents a release to us of a portion of the funds held in escrow related to our HDI acquisition that occurred after the measurement period.  This increase was partially offset by a $0.2 million reduction related to tenant leases associated with our Irving, Texas building that expired and were not renewed.

We recorded income tax expense of $11.3 million for the six months ended June 30, 2013, compared to income tax expense of $13.6 million for the six months ended June 30, 2012, a decrease of $2.3 million.  Our effective tax rate decreased to 39.3% for the period ended June 30, 2013 from 40.4% for the period ended June 30, 2012, primarily due to a change in state apportionments and permanent differences. The principal differences between the statutory rate and our effective rate are state taxes and permanent differences.

We reported net income and comprehensive income of $17.4 million for the six months ended June 30, 2013 versus $20.0 million for the six months ended June 30, 2012.

Contractual Obligations

As of June 30, 2013, we are contractually obligated to pay $302.7 million of the outstanding revolving debt related to the 2013 Credit Agreement by April 2018. We estimate that interest expense related to this debt over its term to be $41.4 million.

With the exception above, there have been no material changes in our contractual obligations as presented in our Annual report on Form 10-K for the year ended December 31, 2012.

Off-Balance Sheet Arrangements

Other than our Letter of Credit, we do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

This data should be read in conjunction with our unaudited Consolidated Statements of Cash Flows.

(in thousands)	June 30, 2013	December 31, 2012

Cash and cash equivalents	$131,466	$135,227
Working capital	$252,054	$205,700

A summary of our cash flows is as follows:

	Six months ended
(in thousands)	June 30, 2013	June 30, 2012
Net cash provided by operating activities	$35,871	$36,621
Net cash used in investing activities	$(15,230)	$(21,424)
Net cash used in by financing activities	$(24,402)	$(6,836)
Net (decrease) increase in cash and cash equivalents	$(3,761)	$8,361

We believe that our cash generating capability and financial condition, together with our funds available under our 2013 Credit Agreement will be adequate to meet our operating, investing and financing needs. Our principal source of cash has been our cash flow from operations and our $500 million five-year revolving credit agreement.  The primary uses of cash are compensation expenses, data processing, direct project costs and selling, general and administration expenses.  Other sources of cash include proceeds from exercise of stock options and tax benefits associated with stock option exercises.  We expect that operating cash flows will continue to be a primary source of liquidity for our operating needs.

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

Cash Flows from Operating Activities

Net cash provided by operating activities for the six-month period ended June 30, 2013 was $35.9 million, a $0.7 million decrease over net cash provided by operating activities of $36.6 million for the six-month period ended June 30, 2012.

The number of days sales outstanding as of June 30, 2013, net of estimated liability for appeals,  increased by nine days to 99 days from 90 days at December 31, 2012 as a result of delays in our receipt of payment from several clients.

Operating cash flows could be adversely affected by a decrease in demand for our services or if contracts with our largest clients are cancelled.  The majority of our client relationships have been in place for several years and, as a result, we do not expect any decrease in the demand for our services in the near term.

Cash Flows from Investing Activities

Net cash used in investing activities for the six-month period ended June 30, 2013 was $15.2 million, a $6.2 million decrease from net cash used in investing activities of $21.4 million for the six-month period ended June 30, 2012.  The decrease was due to a $3.1 million reduction in purchases of property and equipment, a reduction of $2.5 million in investment in common stock, and a $1.6 million reduction related to payments made to former shareholders of HDI in 2012, partially offset by a $1.0 million increase in investment in capitalized software.

Cash Flows from Financing Activities

Net cash used in financing activities for the six-month period ended June 30, 2013 was $24.4 million, a $17.6 million reduction from net cash provided by financing activities of $6.8 million for the six-month period ended June 30, 2012. This increase was primarily related to a $16.2 million increase in payments toward the outstanding debt balance.

Recently Issued Accounting Pronouncements

See “Recently Issued Accounting Pronouncements” in Note 1 of the Notes to unaudited Consolidated Financial Statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2013, we were not a party to any derivative financial instruments. We conduct all of our business in U.S. currency and hence do not have direct foreign currency risk. We are exposed to changes in interest rates, primarily with respect to our revolving credit loan under our 2013 Credit Agreement. If the effective interest rate for all of our variable rate debt were to increase by 100 basis points (1%), our annual interest expense would increase by a maximum of $3.2 million based on our debt balances at June 30, 2013.  Further, we currently invest substantially all of our excess cash in short-term investments, primarily money market accounts, where returns effectively reflect current interest rates. As a result market interest rate changes could impact our interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of borrowings or excess cash balances. We do not consider this risk to be material. We manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

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

As required by Rule 13a-15(b) under the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2013.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been  no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.   Risk Factors

Risks that could have a negative impact on our business, results of operations and financial condition include without limitation: (i) our ability to effectively manage our growth to execute on our business plans; (ii) variations in our results of operations; (iii) changes in the U.S. healthcare environment and steps we take in anticipation of such changes; (iv) regulatory, budgetary or political actions that affect procurement practices; (v) the growth rate of spending on Medicaid/Medicare, simplification of the healthcare payment process or programmatic changes that diminish the scope of benefits; (vi) our ability to retain clients or the loss of one or more major clients; (vii) client dissatisfaction or early termination of contracts triggering significant costs or liabilities; (viii) the development by competitors of new or superior products or services; (ix) the emergence of new competitors, or the development by our clients of in-house capacity to perform the services we offer;  (x) all the risks inherent in the development, introduction, and implementation of new products and services;  (xi) our failure to comply with laws and regulations governing health data or to protect such data from theft and misuse; our ability to maintain effective information systems and protect them from damage or interruption; (xii) restrictions on our ability to bid on/perform certain work due to other work we currently perform;  (xiii) our ability to successfully integrate our acquisitions; (xiv) our ability to continue to secure contracts through the competitive bidding process and to accurately predict the cost and time to complete such contracts; (xv) our compliance with the covenants and obligations under the terms of our credit facility and our ability to generate sufficient cash to cover our interest and principal payments thereunder; (xvi) negative results of government or client reviews, audits or investigations to verify our compliance with contracts and applicable laws and regulations; (xvii) and the impact of lawsuits or claims related to contracts, subcontracts, employment matters or compliance with laws and regulations. A more detailed description of each of these and other risk factors can be found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed with the SEC on March 1, 2013.

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

Date: August 9, 2013	HMS HOLDINGS CORP.

	By:	/s/ William C. Lucia
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