Form 10-Q
period 2013-09-30
HMS HOLDINGS CORP
filed 2013-11-12
CIK 1196501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 4, 2013, there were approximately 88,274,280 shares of the registrant’s common stock (par value $0.01 per share) outstanding.

HMS HOLDINGS CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$109,375	$135,227
Short-term investments	21,460	—
Accounts receivable, net of allowance for doubtful accounts of $1,172 and $830, respectively and estimated allowance for appeals of $12,518 and $6,985 at September 30, 2013 and December 31, 2012, respectively	168,011	153,014
Prepaid expenses	13,108	14,283
Prepaid income taxes	994	—
Current portion of deferred financing costs	—	3,336
Other current assets	406	317
Total current assets	313,354	306,177
Property and equipment, net	126,093	129,327
Goodwill	361,468	361,468
Intangible assets, net	100,502	119,119
Deferred financing costs	9,562	5,867
Other assets	4,472	3,988
Total assets	$915,451	$925,946

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$45,426	$40,867
Acquisition related contingent consideration	435	425
Current portion of term loan	—	35,000
Deferred tax liabilities	2,310	2,398
Estimated liability for appeals	27,484	21,787
Total current liabilities	75,655	100,477
Long-term liabilities:
Deferred rent	754	500
Acquisition related contingent consideration	498	485
Revolving debt	267,796	—
Term loan	—	297,500
Other liabilities	4,469	3,305
Deferred tax liabilities	54,715	60,805
Total long-term liabilities	328,232	362,595
Total liabilities	403,887	463,072
Shareholders’ equity:
Preferred stock - $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 125,000,000 shares authorized; 93,358,890 shares issued and 87,934,043, shares outstanding at September 30, 2013; 92,374,539 shares issued and 86,949,692 shares outstanding at December 31, 2012	932	923
Capital in excess of par value	291,739	271,962
Retained earnings	238,907	210,003
Treasury stock, at cost: 5,424,847 shares at September 30, 2013 and at December 31, 2012	(20,014)	(20,014)
Total shareholders’ equity	511,564	462,874
Total liabilities and shareholders’ equity	$915,451	$925,946

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue	$127,754	$113,217	$370,170	$340,600

Cost of services:
Compensation	48,007	40,170	138,023	119,489
Data processing	9,688	7,871	27,974	22,791
Occupancy	4,363	4,428	13,766	12,742
Direct project costs	10,790	14,530	36,329	40,573
Other operating costs	6,035	3,198	20,325	14,311
Amortization of acquisition related software and intangibles	7,899	8,149	24,587	24,447
Total cost of services	86,782	78,346	261,004	234,353

Selling, general and administrative expenses	19,689	14,158	52,249	43,897
Total operating expenses	106,471	92,504	313,253	278,250

Operating income	21,283	20,713	56,917	62,350

Interest expense	(2,318)	(4,125)	(10,097)	(12,488)
Other income, net	—	27	799	346
Interest income	18	13	36	17
Income before income taxes	18,983	16,628	47,655	50,225
Income taxes	7,475	6,121	18,751	19,695

Net income and comprehensive income	$11,508	$10,507	$28,904	$30,530

Basic income per common share
Net income per share — basic	$0.13	$0.12	$0.33	$0.35

Diluted income per common share
Net income per share — diluted	$0.13	$0.12	$0.32	$0.35

Weighted average common shares:
Basic	87,830	86,405	87,551	86,010
Diluted	89,167	88,744	88,998	88,399

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2013

(in thousands, except share amounts)

(unaudited)

	Common Stock		Capital in		Treasury Stock		Total
	# of Shares Issued	Par Value	Excess of Par Value	Retained Earnings	# of Shares	Amount	Shareholders’ Equity
Balance at December 31, 2012	92,374,539	$923	$271,962	$210,003	5,424,847	$(20,014)	$462,874

Net income and comprehensive income	—	—	—	28,904	—	—	28,904

Stock-based compensation cost	—	—	8,749	—	—	—	8,749
Exercise of stock options	881,993	8	7,373	—	—	—	7,381
Vesting of restricted stock awards and units, net of shares withheld for employee tax	102,358	1	(1,499)	—	—	—	(1,498)
Excess tax benefit from exercise of stock options	—	—	5,154	—	—	—	5,154
Balance at September 30, 2013	93,358,890	$932	$291,739	$238,907	5,424,847	$(20,014)	$511,564

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2013	2012
Operating activities:
Net income	$28,904	$30,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	44,315	40,840
Stock-based compensation expense	8,749	10,194
Excess tax benefit from exercised stock options	(5,154)	(11,859)
Deferred income taxes	(6,178)	(5,772)
Increase in allowance for doubtful debts	5,876	2,174
Change in fair value of contingent consideration	23	(2,300)
Loss on disposal of fixed assets	186	62
Changes in operating assets and liabilities:
Accounts receivable	(20,873)	(16,136)
Prepaid expenses	1,175	(4,926)
Prepaid income taxes	4,160	4,810
Other current assets	(89)	550
Other assets	16	(88)
Accounts payable, accrued expenses and other liabilities	8,397	(4,862)
Estimated liability for appeals	5,697	10,613
Net cash provided by operating activities	75,204	53,830
Investing activities:
Proceeds from redemption of certificate of deposit	—	4,809
Purchase of short-term investments	(21,460)	—
Purchases of property and equipment	(18,272)	(18,541)
Investment in common stock	(500)	(3,024)
Acquisitions, net	—	(1,605)
Investment in capitalized software	(2,951)	(1,559)
Net cash used in investing activities	(43,183)	(19,920)
Financing activities:
Financing related to revolving debt	(7,619)	—
Repayment of term loan	—	(13,125)
Repayment of revolving debt	(60,000)	—
Purchases of treasury stock	—	(10,617)
Payments on contingent consideration	—	(250)
Payments on capital lease obligations	(1,291)	(692)
Proceeds from exercise of stock options	7,381	10,991
Payments of tax withholdings on behalf of employees for net-share settlement for stock-based compensation	(1,498)	(1,127)
Excess tax benefit from exercised stock options	5,154	11,859
Net cash used in financing activities	(57,873)	(2,961)
Net (decrease)/increase in cash and cash equivalents	(25,852)	30,949
Cash and cash equivalents at beginning of period	135,227	97,003
Cash and cash equivalents at end of period	$109,375	$127,952
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$24,090	$20,145
Cash paid for interest	$7,666	$10,093
Supplemental disclosure of noncash investing activities:
Accrued property and equipment purchases	$1,040	$267
Equipment purchased through capital leases	$2,401	$1,693

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2013 and 2012

(unaudited)

1.              Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of our and our subsidiaries’ financial position at September 30, 2013, the results of our operations for the three and nine months ended September 30, 2013 and 2012 and cash flows for the nine months ended September 30, 2013 and 2012. Interim financial statements are prepared on a basis consistent with our annual financial statements. The financial statements included herein should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012, which we refer to as our Annual Report.

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

Under our Medicare RAC contract with CMS, we recognize revenue when claims are sent to CMS for offset against future Medicare claims payments. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS.  We accrue an estimated liability for appeals based on the amount of fees that are subject to appeal and which we estimate are probable of being returned to providers following a successful appeal. The estimated liability for appeals refers to the reserve related to estimated closures for appeals, discussions and other reasons.  This estimated liability for appeals is an offset to revenue in our unaudited Consolidated Statements of Comprehensive Income.  Our estimates are based on our historical experience with appeals activity under our Medicare RAC contract. The estimated liability of appeals of $27.5 million at September 30, 2013, and $21.8 million as of December 31, 2012, represents our estimate of the potential amount of repayments related to appeals of claims for which fees were previously collected. This is reflected as a separate line item in the current liabilities section of our balance sheet titled “Estimated liability for appeals” to reflect our estimate of this liability. To the extent the amount to be returned to providers following a successful appeal exceeds the amount accrued, revenue in the applicable period would be reduced by the amount of the excess.

As of September 30, 2013, we have accrued an estimated liability for appeals and estimated allowance for appeals based on our historical experience with appeals activity under our Medicare RAC contract. At this time, we do not believe that we face a risk of significant loss in excess of the amounts accrued.  Accordingly, we believe that an estimate of any reasonably possible loss in excess of the amounts accrued is immaterial.  Any future changes to the Medicare RAC contract, including further modifications to the transition plan for incumbent Medicare recovery audit contractors, may require us to apply different assumptions that could affect our estimated liability for appeals in future periods. We similarly accrue an allowance against accounts receivable related to fees yet to be collected, based on the same estimates used to establish the estimated liability for appeals of fees received. Our inability to correctly estimate the estimated liabilities and allowance against accounts receivable could adversely affect our revenue in future periods.

Allowance for doubtful accounts and estimated allowance and liability for appeals as of September 30, 2013 are as follows:

Allowance for doubtful accounts (in thousands):

Balance, December 31, 2011	$1,158
Provision	19
Recoveries	—
Charge-offs	(347)
Balance, December 31, 2012	$830
Provision	551
Recoveries	(42)
Charge-offs	(167)
Balance, September 30, 2013	$1,172

Estimated allowance for appeals and estimated liability for appeals (in thousands):

Balance, December 31, 2011	$10,383
Provision	20,513
Appeals found in Providers favor	(2,124)
Balance, December 31, 2012	$28,772	*
Provision	17,261
Appeals found in Providers favor	(6,031)
Balance, September 30, 2013	$40,002	*

*Includes $12,518 and $6,985 related to estimated allowance for appeals that apply to uncollected accounts receivable as of September 30, 2013 and December 31, 2012, respectively.

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

Our policy is to limit our credit exposure by placing our investments with financial institutions evaluated as being creditworthy, or in short-term money market funds that are exposed to minimal interest rate and credit risk. Our level 2 assets are short-term investments, which consist of variable rate demand notes ( “VRDNs”) classified as available-for-sale securities and reported at fair value.  We maintain our cash in cash depository accounts and certificate of deposits with large financial institutions. The balance in certain of these accounts exceeds the maximum balance insured by the Federal Deposit Insurance Corporation of up to $250,000 per bank account. We have not experienced any losses on our bank deposits and we believe these deposits do not expose us to any significant credit risk.

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

For long-lived assets and intangible assets, we measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. If the sum of the expected future undiscounted net cash flows is less than the carrying value of the asset being evaluated, we would recognize an impairment charge. The impairment charge would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The determination of fair value is based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. We did not recognize any impairment charges related to our long-lived assets, property and equipment, goodwill or intangible assets, during the nine months ended September 30, 2013 and 2012, as management believes that carrying amounts were not impaired. Depreciation and amortization expense related to property and equipment was $8.1 million and $7.0 million for the three months ended September 30, 2013 and 2012, respectively, and $23.3 and $19.8 million for the nine months ended September 30, 2013 and 2012, respectively.

The carrying amounts for our cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term nature.

On October 29, 2012, our Board of Directors authorized management to repurchase up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions, for a period of up to two years.  Repurchased shares will be available for future use in connection with our stock plans and for other corporate purposes. To date, we have not purchased any shares under this Share Repurchase Plan.

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

MedRecovery Management, LLC. (MRM)

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

3.              Short-term investments

We invest in short-term investments in order to maximize our return on cash. Short-term investments consist of VRDN, which are classified as available –for-sale securities and reported at fair value. VRDNs are municipal and corporate securities with an interest rate that is reset frequently.  While the contractual maturities of these instruments range between seven to twenty-two years, VRDNs are considered to be liquid instruments. All of the VRDNs currently in our portfolio are backed by a letter of credit from a reputed bank that may be tendered at any time with a typical settlement date of one week and the lack of volatility in the market has further helped to maintain the liquidity of the instrument. VRDNs are always purchased and redeemed at par value.  Any unrealized gains or losses on available-for-sale securities would be recorded in other comprehensive income. As of September 30, 2013, there were no unrealized gains or losses with respect to available-for-sale securities.

The following table presents the amortized cost and fair value of our available-for sale investments, which are carried at fair value:

	September 30, 2013
	Amortized Cost	Fair Value
Variable —rate demand notes	$21,460	$21,460

4.     Intangible Assets

Intangible assets consisted of the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012	Useful Life
Client relationships	$102,755	$130,105	5-10 years
Trade name	19,532	19,733	3-7 years
Restrictive covenants	18,300	19,600	2-5 years
	140,587	169,438

Less accumulated amortization	(40,085)	(50,319)
Intangible assets, net	$100,502	$119,119

Estimated amortization expense for intangible assets is expected to approximate the following (in thousands):

Year Ending December 31,
Remainder of 2013	$5,190
2014	20,733
2015	20,270
2016	19,934
2017	16,613
Thereafter	17,762

For the three and nine months ended September 30, 2013, amortization expense related to intangible assets was $5.9 million and $18.6 million, respectively.  For the three and nine months ended September 30, 2012, amortization expense related to intangible assets was $6.1 million and $18.3 million, respectively.

5.              Income Taxes

Our effective tax rate increased to 39.4% for the nine months ended September 30, 2013 from 39.3% for the nine months ended September 30, 2012, primarily due to changes in state apportionments and permanent differences. The principal differences between the statutory rate and our effective rate are state taxes and permanent differences.

We file income tax returns with the U.S. federal government and various state jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2010. We operate in a number of state and local jurisdictions, most of which have never audited our records. Accordingly, we are subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction. We are currently being examined by the Internal Revenue Service and the States of New York and Idaho.

During the nine months ended September 30, 2013 and 2012, we recorded a tax benefit of $5.2 million and $11.8 million, respectively, related to the utilization of the income tax benefit from stock transactions by reducing income tax payable and increasing capital.

At September 30, 2013 and 2012, we had approximately $2.9 million and $1.7 million, respectively, of net unrecognized tax benefits for which there is uncertainty about the allocation and apportionment impacting state taxable income. We do not expect any significant change in unrecognized tax benefits during the next twelve months. We have recognized interest accrued related to unrecognized tax benefits in interest expense and penalties in tax expense. The accrued liabilities related to uncertain tax positions were $1.1 million and $0.8 million as of September 30, 2013 and December 31, 2012, respectively.

6.     Credit Agreement

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

Our obligations under the 2013 Credit Agreement may be accelerated upon the occurrence of an event of default, which includes customary events of default including, without limitation, payment defaults, failures to perform affirmative covenants, failure to refrain from actions or omissions prohibited by negative covenants, the inaccuracy of representations or warranties, cross-defaults, bankruptcy and insolvency related defaults, defaults relating to judgments, defaults due to certain ERISA related events and a change of control default.  As of September 30, 2013, we were in compliance with all the terms of the 2013 Credit Agreement.

Borrowings under the 2013 Credit Agreement were used to refinance the outstanding principal and unpaid interest of $323.8 million and $1.1 million, respectively, under the term loan facility of the 2011 Credit Agreement. We paid lender fees of $2.9 million in connection with amending and restating the Credit Agreement.

The interest expense on revolving debt and commitment fees on unused revolving credit facility are as follows (in thousands):

	September 30,		September 30,
	Three months ended		Nine months ended
	2013	2012	2013	2012
Interest expense	$1,757	$2,294	$6,712	$9,152
Commitment fees	$255	$177	$548	$375

At September 30, 2013 and December 31, 2012, the unamortized balance of deferred origination fees and debt issue costs were $9.6 million and $9.2 million, respectively.  For the three months ended September 30, 2013 and 2012, we amortized $0.5 million and $0.9 million, respectively, of interest expense related to our deferred origination fees and debt issue costs.  For the nine months ended September 30, 2013 and 2012, we amortized $2.6 million and $2.8 million, respectively,  of interest expense related to our deferred origination fees and debt issue costs.

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

The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	September 30,		September 30,
	Three months ended		Nine months ended
	2013	2012	2013	2012
Weighted average shares outstanding — basic	87,830	86,405	87,551	86,010
Dilutive effect of stock options	1,146	2,036	1,268	2,107
Dilutive effect of restricted stock awards and units	191	303	179	282
Weighted average shares outstanding - diluted	89,167	88,744	88,998	88,399

For the three months ended September 30, 2013 and 2012, 1,249,399 and 145,510 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.  For the three months ended September 30, 2013, restricted stock units representing 178,421 shares of common stock, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

For the nine months ended September 30, 2013 and 2012, 1,375,604 and 204,376 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive. For the nine months ended September 30, 2013 and 2012, restricted stock units representing 106,194 and 50,722 shares of common stock, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

8.              Stock-Based Compensation

Total stock-based compensation expense charged as a selling, general and administrative expense in our unaudited consolidated statements of comprehensive income related to our stock compensation plans was $2.6 million and $3.1 million for the three months ended September 30, 2013 and September 30, 2012, respectively, and $8.7 million and $10.2 million for the nine months ended September 30, 2013 and September 30, 2012, respectively. During the period ended September 30, 2013, we reversed stock based compensation expense relating to performance-based non-qualified stock options previously granted to our executive officers as the associated performance targets were not expected to be met. As a result of this reversal, we recognized a benefit of $0.4 million in compensation expense for the three month period ended September 30, 2013.

The total income tax benefit related to stock-based compensation expense recognized in our unaudited consolidated statements of comprehensive income was $0.9 million and $5.0 million, for the three months ended September 30, 2013 and 2012, respectively, and $5.2 million and $11.8 million, for the nine months ended September 30, 2013 and 2012, respectively.

Presented below is a summary of our stock option activity for the nine months ended September 30, 2013 (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at December 31, 2012	4,757	$14.11
Granted	3	$28.74
Exercised	(882)	$8.37
Forfeited	(241)	$21.36
Expired	(4)	$22.27
Outstanding at September 30, 2013	3,633	$15.05	4.08	$30,956
Expected to vest at September 30, 2013	1,245	$24.04	5.71	$2,873
Exercisable at September 30, 2013	2,199	$9.17	3.00	$28,004

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

During the three months ended September 30, 2013 and 2012, we issued 0.2 million shares and 0.5 million shares, respectively, of our common stock upon the exercise of outstanding stock options and received proceeds of $1.1 million and $3.5 million, respectively. For the three months ended September 30, 2013 and 2012, we realized a tax benefit of $0.9 million and $5.0 million, respectively from the exercise of stock options.

For the nine months ended September 30, 2013 and 2012, we issued 0.9 million shares, and 1.5 million shares, respectively, of our common stock upon the exercise of outstanding stock options and received proceeds of $7.4 million, and $11.0 million, respectively. For the nine months ended September 30, 2013 and 2012, we realized $5.2 million and $11.8 million, respectively in tax benefits from the exercise of stock options.

For the three months ended September 30, 2013 approximately $1.3 million of stock-based compensation expense was charged against income, which reflects the reversal of $0.4 million in compensation expense relating to the cancellation of certain performance based non-qualified stock options in the third quarter of 2013.  For the three months ended September 30, 2012, $2.1 million of stock-based compensation expense relating to stock options was charged against income.  For the nine months ended September 30, 2013, and 2012, $4.9 million, and $7.3 million, respectively, of stock-based compensation expense relating to stock options was charged against income, which for 2013, includes the reversal of the $0.4 million compensation expense related to the cancellation of certain performance-based stock options in the third quarter of 2013.  As of September 30, 2013, there was approximately $9.1 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to stock options outstanding, which is expected to be recognized over a weighted-average period of 1.2 years.

The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between our closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2013. The intrinsic value of our stock options changes based on the closing price of our common stock. The total intrinsic value of options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) for the three months ended September 30, 2013 and 2012 was approximately $3.1 million and $14.1 million, respectively.  The total intrinsic value of options exercised during the nine month periods ended September 30, 2013 and 2012 was $17.0 million and $35.1 million, respectively.

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

For the three months ended September 30, 2013, we granted 1,891 restricted stock units with an aggregate fair market value of $41,000.  For the nine months ended September 30, 2013, we granted 220,589 restricted stock units, with an aggregate fair market value of $6.3 million. At September 30, 2013, 498,204 restricted stock units remained unvested and there was $9.8 million of unamortized compensation cost related to restricted stock units, which is expected to be recognized over the remaining weighted-average vesting period of 1.7 years.  Stock-based compensation expense related to restricted stock units was $1.2 million and $0.8 million for the three months ended September 30, 2013 and 2012, respectively and $3.3 million and $2.3 million for the nine months ended September 30, 2013 and 2012, respectively.

A summary of the status of our restricted stock units and of changes in restricted stock units outstanding under the 2006 Stock Plan, as amended, for the nine months ended September 30, 2013 is as follows (in thousands, except for weighted average grant date fair value per unit):

	Number of Units	Weighted Average Grant Date Fair Value per Unit	Aggregate Intrinsic Value
Outstanding balance at December 31, 2012	446	$25.44
Granted	221	$28.49
Vesting of restricted stock units, net of shares withheld for taxes	(41)	$25.05
Shares withheld for taxes	(20)	$25.05
Forfeitures	(52)	$25.65
Outstanding balance at September 30, 2013	554	$26.80	$11,896

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

The stock-based compensation expense for restricted stock awards is determined based on the closing market price of our common stock on the grant date of the awards applied to the total number of awards that are anticipated to fully vest. Shares withheld to pay taxes are retired upon the vesting of the restricted stock awards. We did not issue restricted stock awards during the nine months ended September 30, 2013. At September 30, 2013 approximately 81,549 shares underlying restricted stock awards remained unvested and there was approximately $0.3 million of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over the weighted-average period of 0.4 years. Stock-based compensation expense related to restricted stock awards was $0.1 million and $0.2 million for the three months ended September 30, 2013 and 2012, respectively, and $0.5 and $0.6 million for the nine months ended September 30, 2013 and 2012, respectively.

A summary of the status of our restricted stock awards at September 30, 2013 and of changes in restricted stock awards outstanding under the 2006 Stock Plan for the nine months ended September 30, 2013 is as follows (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding balance at December 31, 2012	192	$10.42
Granted	—	—
Vesting of restricted stock awards	(61)	$10.42
Shares withheld for payment of taxes upon vesting of restricted stock awards	(35)	$10.42
Forfeitures	(14)	$10.42
Outstanding balance at September 30, 2013	82	$10.42	$1,752

The total fair value of restricted stock awards vested during the nine months ended September 30, 2013 was $1.0 million.

9.              Commitment and Contingencies

From time to time, we may be subject to investigations, legal proceedings and other disputes arising in the ordinary course of our business, including but not limited to regulatory audits, billing and contractual disputes and employment-related matters. We record accruals for outstanding legal matters when we believe it is probable that a loss will be incurred and the amount can be reasonably estimated.  We evaluate, on a quarterly basis, developments in legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. If a loss contingency is not both probable and estimable, we do not establish an accrued liability. None of our accruals for outstanding legal matters are material in the aggregate to our financial position.

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

For the period ending September 30, 2013, we accrued $2.3 million for litigation or other legal proceedings asserted or pending against us that could have, in the aggregate, a material adverse effect on our financial position, results of operations or cash flows, and believe that adequate provision for any probable and estimable losses has been made in our consolidated financial statements. However, the ultimate result of any current or future litigation or other legal proceedings, audits or disputes is inherently unpredictable and could result in liabilities that are higher than currently predicted.

10.       Subsequent Events

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

At September 30, 2013, our cash and cash equivalents and net working capital were $109.4 million and $237.7 million, respectively. To date, we have grown our business through the internal development of new products and services, the extension of our products and services into new markets and through acquisitions of businesses whose core services strengthen our overall mission to help our clients control healthcare costs.  In addition, we leverage our expertise to acquire new clients at the state, federal and employer levels and to expand our current contracts to provide new services to current clients.  Our growth to date has also been driven by growth in government programs as well as increased use of vendors by government agencies for coordination of benefits and other cost containment functions. We are continuously evaluating opportunities that will enable us to expand the breadth of the services we provide and will consider acquisition opportunities that enable us to continue to grow our business to address the increasing needs of the healthcare industry.

As of September 30, 2013, we served CMS, the VHA, 46 state Medicaid agencies and the District of Columbia. We also provided services to approximately 160 commercial clients and supported their multiple lines of business, including Medicaid managed care, Medicare Advantage, and group health plans. We also act as a subcontractor for certain business outsourcing and technology firms.

In 2013, we incurred restructuring expenses relating to employee severance and termination benefits. We recorded restructuring expenses of $1.0 million and $1.7 million for the three months and nine months ended September 30, 2013, respectively. Accrued restructuring expenses were approximately $0.9 million at September 30, 2013.

In September 2012, our wholly owned subsidiary, IntegriGuard, LLC, which is doing business as HMS Federal, was awarded the Coordination of Benefits and Medicare Secondary Payer Business Program Operations contract by CMS.  The incumbent vendor filed a bid protest with the GAO in October 2012 with respect to the contract award and HMS Federal received a stop work order from CMS, pending resolution of the protest. CMS then undertook a procurement corrective action with respect to the contract award, and in June 2013, HMS Federal received notification from CMS that CMS had determined not to affirm HMS Federal’s contract award and instead was issuing the contract award to the incumbent vendor.  HMS Federal subsequently filed a bid protest with Government Accountability Office (GAO), which was dismissed by the GAO in October 2013.

In February 2013, CMS issued a Request For Quote (RFQ) for the new Medicare recovery audit contract.  Our current Medicare RAC contract, pursuant to which HDI serves as the Medicare RAC for Region D, is one of our largest contracts.  In April 2013, HDI submitted its response to the RFQ and also filed a bid protest with the GAO, which was subsequently dismissed based on CMS’s decision to take voluntary corrective action to resolve the issues raised in the protest through an amendment to the RFQ.  The amended RFQ is expected to be issued in the near-term; however, it and any contract awards made in connection with it may be protested, which could extend the time frame for implementing the new Medicare RAC contracts.

On August 2, 2013, HDI entered into a modification of its Medicare Recovery Audit Contract with CMS to provide for a formal transition plan for the incumbent Medicare RACs and to extend the contract term through December 31, 2015.  Under this transition plan, the Medicare RACs are permitted to request certain medical records through November 15, 2013 and send improper payments for processing until January 30, 2014.  In addition, under this transition plan, each Medicare RAC will remain responsible for assisting CMS with the appeals process, and returning fees previously paid on successful appeals, for their current region through December 31, 2015.

On October 1, 2013, CMS Rule 1599-F “Hospital Inpatient Admission Order and Certification and 2 Midnight Benchmark for Inpatient Hospital Admissions for the FY 2014 Inpatient Prospective Payment System (IPPS)/Long-Term Care Hospital (LTCH),” became effective.  Rule 1599-F redefines the requirements for an inpatient stay with a new formal time-based standard, a “Two Midnight” stay, which will justify an inpatient admission based on a patient’s time in the hospital, physician expectation, and appropriate documentation for a stay that is medically necessary.  CMS has suspended the review by Medicare RACs of inpatient hospital claims paid between October 1, 2013 and March 31, 2014 for a determination of whether the inpatient hospital admission and patient status was appropriate.  In connection with this audit suspension, CMS announced that it has initiated a provider education and compliance review program and stated that it will re-evaluate the retrospective review strategy after it has evaluated the results of the compliance review.

The new rule and the suspension of the Medicare RAC reviews described above will have a minimal impact on HDI’s expected 2013 results. These reviews have historically been a significant finding for the Recovery Audit program; as a result, Rule 1599-F and the suspension of these reviews by the Medicare RACs could have a material negative impact on our revenue from the Medicare RAC contract going forward depending upon, among other factors, how the rule is applied by providers and the review strategies ultimately approved by CMS.  More generally, our revenue and results of operations could be negatively impacted if the scope and terms of the amended RFQ are not as favorable as our original Medicare RAC contract, the new contracts are not awarded in the anticipated timeframe or if we are not awarded a contract for a RAC region under the amended RFQ.

Revenues under HDI’s Medicare RAC contract for Region D generated approximately 26.0% and 21.0% of our consolidated total revenues for the three months ended September 30, 2013 and 2012, respectively and 23.0% and 18.0% of our consolidated total revenues for the nine months ended September 30, 2013 and 2012, respectively.

Healthcare Environment

In March 2010, the Patient Protection and Affordable Care Act, as amended, or the ACA, was signed into law and in June 2012, the U.S. Supreme Court upheld the constitutionality of the ACA, ruling that the federal government could not condition continued receipt of a State’s existing Medicaid funding on its agreement to implement the Medicaid expansion.  As a result, states choosing not to expand their Medicaid programs will forgo only the federal matching funds associated with such expanded coverage. As of November 2013, Medicaid expansion has begun in 25 states, with some implementing early, some as of January 1, 2014 and some phasing in over time.

It is expected that enrollment in government healthcare programs will continue to grow, particularly under the ACA. According to CMS's projections for national health expenditures for 2011-2022, after two years of slowing growth, Medicaid enrollment is projected to grow by 15.5% in 2014. Total Medicaid spending is projected to increase at a rate of 4.8% in 2013 and at a rate of 12.2% in 2014.  In addition, for 2014, Medicare spending is projected to grow by 5.1%.

In response to pressures to contain the growth of State and Federal Medicaid spending and to concerns about access to healthcare for low-income individuals, the use of managed care arrangements in Medicaid continues to grow dramatically.  As of this month, 20 states have already or are planning by 2015 to expand existing levels of managed care to all or portions of their fee-for-service populations.  It is expected that the majority of new lives entering the Medicaid program as a result of the ACA will be enrolled in managed care organizations.

The ACA also includes a number of provisions for combating fraud, waste and abuse, and we believe that the strong bipartisan support for containing healthcare costs through the measures identified in the ACA provides us with a platform for continued growth across products and markets.  We plan to develop and build on existing partnerships with our state, federal and commercial clients and our other partners to provide services that address these provisions and assist these clients with their cost containment objectives.

In addition to the information provided below, you should refer to the items disclosed as our Critical Accounting Policies in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report.

SUMMARY OF OPERATING RESULTS

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following table sets forth, for the periods indicated, certain items in our unaudited consolidated statements of comprehensive income expressed as a percentage of revenue:

	Three months ended September 30,
	2013	2012
Revenue	100.0%	100.0%
Cost of services
Compensation	37.6%	35.5%
Data processing	7.6%	7.0%
Occupancy	3.4%	3.9%
Direct project costs	8.4%	12.8%
Other operating costs	4.7%	2.8%
Amortization of intangibles	6.2%	7.2%
Total cost of services	67.9%	69.2%
Selling, general, and administrative expenses	15.4%	12.5%
Total operating expenses	83.3%	81.7%
Operating income	16.7%	18.3%
Interest expense	(1.8)%	(3.6)%
Other income, net	0.0%	0%
Interest income	0.0%	0%
Income before income taxes	14.9%	14.7%
Income taxes	(5.9)%	(5.4)%
Net income and comprehensive income	9.0%	9.3%

Revenue for the three months ended September 30, 2013 was $127.8 million, an increase of $14.6 million, or 12.8%, compared to revenue of $113.2 million in the same quarter for the prior year.  Revenue generated by new clients for whom there was no revenue in the prior year period provided $7.6 million of the increase.  Fluctuations in existing client accounts, together with changes in the yield and scope of those projects, and differences in the timing of when client projects were completed in the current year compared to the prior year, provided a $7.2 million increase in revenue.  Revenue generated by our 2012 acquisition of MRM contributed $1.0 million of the increase. Contract expirations resulted in a revenue decrease of $1.2 million.

Compensation expense as a percentage of revenue was 37.6% for the three months ended September 30, 2013, compared to 35.5% for the three months ended September 30, 2012. Compensation expense for the current quarter was $48.0 million, a $7.8 million, or 19.5%, increase over compensation expense of $40.2 million for the same quarter in the prior year.  During the quarter ended September 30, 2013, we averaged 2,414 employees, a 6.2% increase over our average of 2,274 employees during the quarter ended September 30, 2012.  This increase reflects the addition of staff in the areas of client support, technical support and operations.  The increase in compensation expense resulted from a $4.5 million increase in salary expense, a $3.0 million increase in bonus expense, a $0.2 million increase in severance expense and a $0.1 million increase in employee benefits expense.

Data processing expense as a percentage of revenue was 7.6% for the three months ended September 30, 2013, compared to 7.0% for the three months ended September 30, 2012. Data processing expense was $9.7 million for the current quarter, an increase of $1.8 million, or 23.1%, over data processing expense of $7.9 million for the same quarter in the prior year.  Continued improvements to our technology infrastructure resulted in higher expenses in the current year.  This increase primarily reflects $1.0 million in additional hardware and hosting costs and $0.6 million in additional software related costs.

Occupancy expense as a percentage of revenue was 3.4% for the three months ended September 30, 2013, compared to 3.9% for the three months ended September 30, 2012. Occupancy expense was $4.4 million for both the three months ended September 30, 2013 and September 30, 2012.

Direct project expense as a percentage of revenue was 8.4% for the three months ended September 30, 2013, compared to 12.8% for the three months ended September 30, 2012.  Direct project expense for the current quarter was $10.8 million, a $3.7 million, or 25.7%, decrease compared to direct project expense of $14.5 million for the same quarter in the prior year. This resulted from a $1.8 million decrease in temporary headcount expenses, a $1.1 million decrease in patient chart fees, a $0.7 million decrease in subcontractor fees, and a $0.1 million decrease in postage, delivery and lockbox expenses.

Other operating costs as a percentage of revenue were 4.7% for the three months ended September 30, 2013 compared to 2.8% for the three months ended September 30, 2012. Other operating costs for the current quarter were $6.0 million, an increase of $2.8 million, or 88.7%, compared to other operating costs of $3.2 million for the same quarter in the prior year.  This increase primarily resulted from the reversal, in September 2012, of $2.3 million in contingent consideration related to our AMG-SIU acquisition, a $0.7 million increase in professional fees, and $0.1 million increase in office-related expenses, including postage, delivery and supplies. These increases were offset by a $0.2 million decrease in travel related expenses and a $0.1 million decrease in recruiting and training expenses.

Amortization of acquisition-related software and intangibles as a percentage of revenue was 6.2% for the three months ended September 30, 2013, compared to 7.2% for the three months ended September 30, 2012. Amortization of acquisition-related software and intangibles for the current quarter was $7.9 million, compared to amortization expense of $8.1 million for the same quarter in the prior year.  The decrease related to the full amortization of intangibles from prior acquisitions, partially offset by increased amortization related to our 2012 acquisition, MRM.

Selling, general, and administrative expense as a percentage of revenue was 15.4% for the three months ended September 30, 2013 compared to 12.5% for the three months ended September 30, 2012.  Selling, general, and administrative expense for the current quarter was $19.7 million, a $5.5 million, or 39.1%, increase compared to $14.2 million for the same quarter in the prior year.  During the quarter ended September 30, 2013, we averaged 200 corporate employees, an 8.3% decrease over our average of 218 corporate employees during the quarter ended September 30, 2012.  Increased costs primarily related to $3.7 million in additional legal-related and consulting fees and a $0.5 million increase in employee severance and termination benefits.  Excluding severance expense, compensation expense increased by $1.1 million, primarily comprised of bonus expense.  Data processing expense increased by $0.2 million.

Operating income for the three months ended September 30, 2013 was $21.3 million, an increase of $0.6 million, or 2.8%, compared to $20.7 million for the three months ended September 30, 2012.

Interest expense was $2.3 million for the three months ended September 30, 2013 and $4.1 million for the three months ended September 30, 2012. The decrease of $1.8 million compared to the prior year period represents a reduction of $1.2 million in interest expense on our debt and a decrease in amortization of deferred financing costs of $0.7 million, partially offset by an increase in commitment fees of $0.1 million related to our increased line of credit.  Interest income was $18,000 for the three months ended September 30, 2013, compared to interest income of $13,000 for the three months ended September 30, 2012.  Net other income of $27,000 in the prior year period related to net tenant income for leases associated with our Irving, Texas building.

We recorded income tax expense of $7.5 million for the quarter ended September 30, 2013, compared to income tax expense of $6.1 million for the three months ended September 30, 2012, an increase of $1.4 million.  Our effective tax rate increased to 39.4% for the quarter ended September 30, 2013 from 36.8% for the quarter ended September 30, 2012, primarily due to a change in state apportionments and permanent differences. The principal differences between the statutory rate and our effective rate are state taxes and permanent differences.

We reported net income and comprehensive income of $11.5 million for the three months ended September 30, 2013 versus $10.5 million for the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following table sets forth, for the periods indicated, certain items in our unaudited consolidated statements of comprehensive income expressed as a percentage of revenue:

	Nine months ended September 30,
	2013	2012
Revenue	100.0%	100.0%
Cost of services
Compensation	37.3%	35.1%
Data processing	7.6%	6.7%
Occupancy	3.7%	3.7%
Direct project costs	9.8%	11.9%
Other operating costs	5.5%	4.2%
Amortization of intangibles	6.6%	7.2%
Total cost of services	70.5%	68.8%
Selling, general, and administrative expenses	14.1%	12.9%
Total operating expenses	84.6%	81.7%
Operating income	15.4%	18.3%
Interest expense	(2.7)%	(3.6)%
Other income, net	0.2%	0.1%
Interest income	0%	0%
Income before income taxes	12.9%	14.8%
Income taxes	(5.1)%	(5.8)%
Net income and comprehensive income	7.8%	9.0%

Revenue for the nine months ended September 30, 2013 was $370.2 million, an increase of $29.6 million, or 8.7%, compared to revenue of $340.6 million in the same period for the prior year.  Fluctuations in existing client accounts, together with changes in the yield and scope of those projects, and differences in the timing of when client projects were completed in the current year compared to the prior year, provided a $17.0 million increase in revenue.  Revenue generated by new clients for whom there was no revenue in the prior year period provided $16.8 million of the increase. Revenue generated by our 2012 acquisition of MRM contributed $2.8 million of the increase. Contract expirations resulted in a revenue decrease of $7.0 million.

Compensation expense as a percentage of revenue was 37.3% for the nine months ended September 30, 2013, compared to 35.1% for the nine months ended September 30, 2012. Compensation expense for the current period was $138.0 million, an $18.5 million, or 15.5%, increase over compensation expense of $119.5 million for the same period in the prior year.  During the nine months ended September 30, 2013, we averaged 2,425 employees, an 11.1% increase over our average of 2,182 employees during the nine months ended September 30, 2012.  This increase reflects the addition of staff in the areas of client support, technical support and operations.  The increase in compensation expense resulted from a $13.7 million increase in salary expense , a $2.4 million increase in employee benefits expense, a $2.1 million increase in bonus expense and a $0.3 million increase in severance expense.

Data processing expense as a percentage of revenue was 7.6% for the nine months ended September 30, 2013, compared to 6.7% for the nine months ended September 30, 2012. Data processing expense was $28.0 million for the nine months ended

September 30, 2013, an increase of $5.2 million, or 22.7%, over data processing expense of $22.8 million for the nine months ended September 30, 2012. Continued improvements to our technology infrastructure resulted in higher expenses in the current year.  This increase primarily reflects $3.3 million in additional hardware and hosting costs and $1.8 million in additional software related costs.

Occupancy expense as a percentage of revenue was 3.7% for both the nine months ended September 30, 2013 and September 30, 2012. Occupancy expense for the current period was $13.8 million, a $1.0 million, or 8.0%, increase compared to occupancy expense of $12.7 million for the same period in the prior year. This increase primarily reflects a $1.0 million increase in utilities, telephone, building services and common area maintenance charges.

Direct project expense as a percentage of revenue was 9.8% for the nine months ended September 30, 2013, compared to 11.9% for the nine months ended September 30, 2012.  Direct project expense for the current period was $36.3 million, a $4.2 million, or 10.5%, decrease compared to direct project expense of $40.6 million for the same period in the prior year. The decrease reflects a $2.3 million decrease in temporary headcount expense, a $1.3 million decrease in subcontractor fees, and a $0.6 million decrease in travel expense.

Other operating costs as a percentage of revenue were 5.5% for the nine months ended September 30, 2013 compared to 4.2% for the nine months ended September 30, 2012. Other operating costs for the current period were $20.3 million, an increase of $6.0 million, or 42.0%, compared to other operating costs of $14.3 million for the same period in the prior year.  This increase primarily resulted from a $2.7 million increase in professional and subcontractor fees, the reversal, in September 2012, of $2.3 million in contingent consideration related our AMG-SIU acquisition, a $0.7 million increase in office-related expenses, including postage, delivery and supplies, a $0.3 million increase in travel related expense.

Amortization of acquisition-related software and intangibles as a percentage of revenue was 6.6% for the nine months ended September 30, 2013, compared to 7.2% for the nine months ended September 30, 2012. Amortization of acquisition-related software and intangibles for the current period was $24.6 million, compared to amortization expense of $24.4 million for the same period in the prior year. This increase was related to our acquisition of MRM in December 2012, and was partially offset by the full amortization of intangibles from prior acquisitions.

Selling, general, and administrative expense as a percentage of revenue was 14.1% for the nine months ended September 30, 2013 compared to 12.9% for the nine months ended September 30, 2012.  Selling, general, and administrative expense for the current period was $52.2 million, an $8.3 million, or 19.0%, increase compared to $43.9 million for the same period in the prior year.  During the period ended September 30, 2013, we averaged 206 corporate employees, compared to our average of 207 corporate employees during the period ended September 30, 2012.  Increased costs primarily related to $5.2 million in additional legal-related expenses, $ 0.4 million in additional consulting fees and a $0.4 million increase in employee severance and termination benefits. Excluding severance expense, compensation increased by $2.0 million, primarily comprised of salary and bonus expense. Data processing expense increased by $0.5 million.  A decrease in costs related to software capitalization totaling $0.6 million was partially offset by an increase in Occupancy costs of $0.4 million.

Operating income for the nine months ended September 30, 2013 was $56.9 million, a decrease of $5.4 million, or 8.7%, compared to $62.4 million for the nine months ended September 30, 2012.

Interest expense was $10.1 million for the nine months ended September 30, 2013 and $12.5 million for the nine months ended September 30, 2012. The decrease of $2.4 million compared to the prior year period primarily relates to the reduction in debt interest expense. Interest income was $36,000 for the nine months ended September 30, 2013, compared to interest income of $17,000 for the nine months ended September 30, 2012.  Net other income increased to $0.8 million for the nine months ended September 30, 2013 from $0.3 million for the nine months ended September 30, 2012.  Other income in the current period represents a release of $0.8 million of the funds held in escrow related to our HDI acquisition.  This increase was partially offset by a $0.3 million reduction related to tenant income for leases associated with our Irving, Texas building.

We recorded income tax expense of $18.8 million for the nine months ended September 30, 2013, compared to income tax expense of $19.7 million for the nine months ended September 30, 2012, a decrease of $0.9 million.  Our effective tax rate increased to 39.4% for the period ended September 30, 2013 from 39.3% for the period ended September 30, 2012, primarily due to a change in state apportionments and permanent differences. The principal differences between the statutory rate and our effective rate are state taxes and permanent differences.

We reported net income and comprehensive income of $28.9 million for the nine months ended September 30, 2013 versus $30.5 million for the nine months ended September 30, 2012.

Contractual Obligations

As of September 30, 2013, we are contractually obligated to pay $267.8 million of the outstanding revolving debt related to the 2013 Credit Agreement by April 2018. We estimate that the interest expense related to this debt over its term to be $16.3 million.

With the exception above, there have been no material changes in our contractual obligations as presented in our Annual report on Form 10-K for the year ended December 31, 2012.

Off-Balance Sheet Arrangements

Other than our Letter of Credit, we do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

This data should be read in conjunction with our unaudited Consolidated Statements of Cash Flows.

(in thousands)	September 30, 2013	December 31, 2012

Cash and cash equivalents	$109,375	$135,227
Working capital	$237,699	$205,700

A summary of our cash flows is as follows:

	Nine months ended
(in thousands)	September 30, 2013	September 30, 2012
Net cash provided by operating activities	$75,204	$53,830
Net cash used in investing activities	$(43,183)	$(19,920)
Net cash used in by financing activities	$(57,873)	$(2,961)
Net (decrease) increase in cash and cash equivalents	$(25,852)	$30,949

We believe that our cash generating capability and financial condition, together with our funds available under our 2013 Credit Agreement, will be adequate to meet our operating, investing and financing needs. Our principal source of cash has been our cash flow from operations and our $500 million five-year revolving credit agreement.  The primary uses of cash are compensation expenses, data processing, direct project costs and selling, general and administration expenses.  Other sources of cash include proceeds from exercise of stock options and tax benefits associated with stock option exercises.  We expect that operating cash flows will continue to be a primary source of liquidity for our operating needs.

We rely on operating cash flows and cash and cash equivalent balances to provide for our liquidity requirements. We believe that we have the ability to obtain both short-term and long-term loans to meet our financing needs for the foreseeable future. Due to our significant operating cash flows, access to capital markets and available revolving credit facility under the 2013 Credit Agreement, we continue to believe that we have the ability to meet our liquidity needs for the foreseeable future, which include:

•                  the working capital requirements of our operations;

•                  investments in our business;

•                  business-development activities; and

•                  repayment of our revolving credit loan under our 2013 Credit Agreement.

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine-month period ended September 30, 2013 was $75.2 million, a $21.4 million increase over net cash provided by operating activities of $53.8 million for the nine-month period ended September 30, 2012. The increase was due to cash contribution from net income and normal changes in our working capital accounts.

The number of days sales outstanding as of September 30, 2013, net of estimated liability for appeals,  increased by nine days to 99 days from 90 days at December 31, 2012 as a result of delays in our receipt of payment from several clients.

Operating cash flows could be adversely affected by a decrease in demand for our services or if contracts with our largest clients are cancelled.  The majority of our client relationships have been in place for several years and, as a result, we do not expect any decrease in the demand for our services in the near term.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine-month period ended September 30, 2013 was $43.2 million, a $23.3 million increase from net cash used in investing activities of $19.9 million for the nine-month period ended September 30, 2012.  The increase was due to an investment in short-term investments of $21.5 million, a $4.8 million inflow in the prior year period related to a CD maturity and a $1.4 million increase in capitalized software purchase during the current period.  These increases were offset by a $2.5 million decrease related to an investment in common stock, a $1.6 million decrease in payments made to former shareholders of HDI in 2012, and a $0.3 million decrease in purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine-month period ended September 30, 2013 was $57.9 million, a $54.9 million increase from net cash used by financing activities of $3.0 million for the nine-month period ended September 30, 2012. This increase was primarily related to a $60.0 million increase in payments toward the outstanding revolving debt balance.

Recently Issued Accounting Pronouncements

See “Recently Issued Accounting Pronouncements” in Note 1 of the Notes to unaudited Consolidated Financial Statements.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2013, we were not a party to any derivative financial instruments. We conduct all of our business in U.S. currency and hence do not have direct foreign currency risk. We are exposed to changes in interest rates, primarily with respect to our revolving credit loan under our 2013 Credit Agreement. If the effective interest rate for all of our variable rate debt were to increase by 100 basis points (1%), our annual interest expense would increase by a maximum of $2.7 million based on our debt balances at September 30, 2013.  Further, we currently invest substantially all of our excess cash in short-term investments, primarily money market accounts, where returns effectively reflect current interest rates. As a result market interest rate changes could impact our interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of borrowings or excess cash balances. We do not consider this risk to be material. We manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2013.  Based on that evaluation and because of the material weakness described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Material Weakness in Internal Control over Financial Reporting and Plan for Remediation

In the course of preparing our financial statements as of September 30, 2013 that are included in this Form 10-Q, management determined that the Company has not designed adequate preventative and detective internal controls over accounting for significant infrequent and unusual transactions and that it lacks the resources with the necessary accounting expertise to operate these controls and properly account for such transactions.  As a result, in the preliminary consolidated condensed financial statements the $21.4 million purchase of Variable Rate Demand Notes had been misclassified as cash and cash equivalents without properly considering the appropriate accounting consequences resulting from the terms of the demand notes and the arrangement with the underlying guarantor bank.  Specifically, we did not initially recognize that if material, the put option in this arrangement had to be accounted for at fair value.  In addition, during the preparation of our consolidated financial statements and related footnote disclosures, we did not initially disclose this investment as a Level 2 (on the three-level fair value hierarchy described in Note 1 of our Notes to Unaudited Consolidated Financial Statements) investment security with a determination of its fair value.

This deficiency represents a material weakness in our internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the company’s annual or interim financial information will not be prevented or detected on a timely basis.  This material weakness was reported by management to our Audit Committee.

We believe that we currently need to improve our preventive and detective internal controls over accounting for significant infrequent and unusual transactions.  In response to the material weakness described above, our management, with oversight from our Audit Committee, is initiating a remediation plan that will include identifying and allocating appropriate resources with the required proficiency to remediate such material weakness.  Management believes that the remediation plan will enhance and strengthen our internal control over financial reporting, although until remediation steps are established and fully implemented, the material weakness described above will continue to exist.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the material weakness described above.

PART II — OTHER INFORMATION

Item 1A.        Risk Factors

Risks that could have a negative impact on our business, results of operations and financial condition include without limitation the risk factors set forth below and the following risk factors: (i) variations in our results of operations; (ii) changes in the U.S. healthcare environment and steps we take in anticipation of such changes; (iii) regulatory, budgetary or political actions that affect procurement practices; (iv) the loss of one or more major clients, including through our failure to reprocure a contract or the reduction in scope or early termination of one or more of our significant contracts; (v) our ability to effectively manage our growth to execute on our business plans; (vi) the growth rate of spending on Medicaid/Medicare, simplification of the healthcare payment process or programmatic changes that diminish the scope of benefits; (vii) client dissatisfaction or early termination of contracts triggering significant costs or liabilities; (viii) the development by competitors of new or superior products or services; (ix) the emergence of new competitors, or the development by our clients of in-house capacity to perform the services we offer; (x) all the risks inherent in the development, introduction, and implementation of new products and services; (xi) our failure to comply with laws and regulations governing health data or to protect such data from theft and misuse; (xii) our ability to maintain effective information systems and protect them from damage or interruption; (xiii) restrictions on our ability to bid on/perform certain work due to other work we currently perform; (xiv) our ability to successfully integrate our acquisitions; (xv) our ability to continue to secure contracts through the competitive bidding process and to accurately predict the cost and time to complete such contracts; (xvi) our compliance with the covenants and obligations under the terms of our credit facility and our ability to generate sufficient cash to cover our interest and principal payments thereunder; (xvii) negative results of government or client reviews, audits or investigations to verify our compliance with contracts and applicable laws and regulations; and (xviii) the impact of lawsuits or claims related to contracts, subcontracts, employment matters or compliance with laws and regulations. A more detailed description of each of these and other risk factors can be found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed with the SEC on March 1, 2013.

The risks described in our Annual Report on Form 10-K, as updated by our quarterly reports on Form 10-Q, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results.

Our business and results of operations may be adversely affected by: uncertainty related to our CMS Medicare Recovery Audit Contractor (RAC) contract, our ability to reprocure a region as a Medicare RAC and certain Medicare program and rule changes.

Our largest client in 2012 was CMS, representing 18.2% of our total revenue for the year, primarily related to our Medicare RAC contract through HDI  This contract was initially to expire in February 2014; however, as a result of a contract modification we entered into with CMS in August 2013, the contract was extended until December 31, 2015, though we are only permitted to request certain medical records through November 15, 2013 and send improper payments for processing until January 30, 2014. We currently expect an amended RFQ for the new Medicare RAC contracts to be issued in the near-term; however, it and any contract awards made in connection with it may be protested, which could extend the time frame for implementing the new Medicare RAC contracts.

CMS has also implemented certain rule and audit scope changes that impact our current Medicare RAC contract and which could impact a new Medicare RAC contract, including Rule 1599-F “Hospital Inpatient Admission Order and Certification and 2 Midnight Benchmark for Inpatient Hospital Admissions for the FY 2014 Inpatient Prospective Payment System (IPPS)/Long-Term Care Hospital (LTCH),” which became effective on October 1, 2013.  CMS initially suspended the review by Medicare RACs of inpatient hospital claims paid between October 1, 2013 and December 31, 2013 for a determination of whether the inpatient hospital admission and patient status was appropriate and in November 2013, extended the suspension through March 31, 2014.  While the new rule and the suspension of the Medicare RAC reviews described above will have a minimal impact on HDI’s expected 2013 results, these reviews have historically been a significant finding for the Recovery Audit program.  As a result, Rule 1599-F and the suspension of these reviews by the Medicare RACs could have a material negative impact on our revenue from the Medicare RAC contract going forward depending upon, among other factors, how the rule is applied by providers and the review strategies ultimately approved by CMS.

Given that the Medicare RAC is one of our largest contracts and represents a significant potential business opportunity for us, our failure to reprocure this contract, or to reprocure it in the time frame we anticipate and on the same or substantially similar terms to our current contract, would have an adverse effect on our business and our operating results.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in a material misstatement in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As disclosed in Part I, Item 4 of this Quarterly Report on Form 10-Q, management identified a material weakness in our internal control over financial reporting.  We are actively engaged in developing a remediation plan designed to address this material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

Item 6.         Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 12, 2013	HMS HOLDINGS CORP.

		By:	/s/ William C. Lucia
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