Form 10-K
period 2013-12-31
HMS HOLDINGS CORP
filed 2014-03-03
CIK 1196501

Use these links to rapidly review the document
TABLE OF CONTENTS 1
TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-50194

HMS HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3656261 (I.R.S. Employer Identification No.)
5615 High Point Drive, Irving, TX (Address of principal executive offices)	75038 (Zip Code)

(Registrant's telephone number, including area code)
 (214) 453-3000

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $0.01 par value	NASDAQ Global Select Market

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2013, the last business day of the registrant's most recently completed second quarter was $2.0 billion based on the last reported sale price of the registrant's Common Stock on the NASDAQ Global Select Market on that date.

         There were 87,485,097 shares of common stock outstanding as of February 25, 2014.

Documents Incorporated by Reference

         Unless provided in an amendment to this Annual Report on Form 10-K, the information required by Part III is incorporated by reference to the Registrant's 2014 Proxy Statement, to the extent stated herein. Such proxy statement or amendment will be filed with the SEC within 120 days of the Registrant's fiscal year ended December 31, 2013.

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

        The demand for our services arises, in part, from the small but significant percentage of healthcare funds spent in error, where another payer was actually responsible for the cost of the healthcare claim, or a mistake was made in applying complex claim processing rules. According to the 2013 Agency Financial Report, the U.S. Department of Health and Human Services estimates that improper payments in the Medicaid and Medicare programs totaled $64.9 billion in 2012. Our services focus on containing costs by detecting and reducing the errors that result in improper payments, and our revenues are based in part on the amounts we recover for our clients.

        Our clients are the Centers for Medicare & Medicaid Services (CMS); state Medicaid agencies; commercial health plans, including Medicaid managed care, Medicare Advantage, and group health lines of business; government and private employers; Pharmacy Benefit Managers (PBMs); child support agencies; the Veterans Health Administration (VHA); and other healthcare payers and sponsors.

        Since our inception, we have grown both organically and through targeted acquisitions. In 1985 we began providing coordination of benefits services to state Medicaid agencies. We expanded into the Medicaid managed care market, providing similar coordination of benefits services when Medicaid began to delegate members to managed care organizations. We launched our program integrity services in 2007 and have since acquired several businesses to expand our service offerings. In 2009, we entered the Medicare market with our acquisition of IntegriGuard, LLC, or IntegriGuard, now doing business as HMS Federal, which provides fraud, waste and abuse analytical services to the Medicare program, the VHA, and the Department of Defense. In 2009 and 2010, we entered the employer market, working with large self-funded employers through our acquisitions of Verify Solutions, Inc. and Chapman Kelly, Inc. In 2011, we extended our reach in the federal, state and commercial markets with our acquisition of HealthDataInsights, Inc., or HDI. HDI provides improper payment identification services for government and commercial health plans, and is the Medicare Recovery Audit Contractor (RAC) in CMS Region D, covering 17 states and three U.S. territories. In December 2012, we extended our Workers' Compensation recovery services to commercial health plans through our asset purchase of MedRecovery Management, LLC, or MRM.

        As of December 31, 2013, we served CMS, the VHA, 46 state Medicaid agencies and the District of Columbia. We also provided services to approximately 160 commercial clients and supported their multiple lines of business, including Medicaid managed care, Medicare Advantage, and group health plans. We also act as a subcontractor for certain business outsourcing and technology firms.

        Our 2013 revenue increased to $491.8 million, an increase of $18.1 million, or 3.8%, over 2012 revenue, primarily as a result of the addition of new clients and the expansion of services to our existing clients.

The Healthcare Environment

        The largest government healthcare programs are Medicare, the healthcare program for aged and disabled citizens that is administered by CMS, and Medicaid, the program that provides medical assistance to eligible low income persons, which is also regulated by CMS, but administered by each state. For 2013, Medicare and Medicaid are projected to have paid over one-third of the nation's healthcare expenditures and to have served over 107 million beneficiaries. Many of these beneficiaries are enrolled in managed care plans, which have the responsibility for both patient care and claim adjudication; increasingly more states are expanding their use of managed care for certain populations and geographic areas.

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

        Signed into law in February 2006, the Deficit Reduction Act of 2005, or the DRA, established a Medicaid Integrity Program to increase the government's capacity to prevent, detect and address fraud, waste and abuse in the Medicaid program. The DRA also added new entities, such as self-insured plans,

PBMs and other "legally responsible" parties to the list of entities subject to the third party liability provisions of the Medicaid statute. These measures, at both the federal and state level, have strengthened our ability to identify and recover erroneous payments made by our clients.

        The Patient Protection and Affordable Care Act, or the ACA, was signed into law on March 23, 2010, and amended on March 30, 2010. Upheld by the Supreme Court in June 2012, this legislation touches almost every sector of the healthcare system, and we believe it provides us with a range of growth opportunities across products and markets. We are focused on four critical areas related to this legislation:

  •
  Medicaid Expansion

  •
  Eligibility Verification

  •
  Program Integrity, and

  •
  Employer-Sponsored Health Coverage

        Medicaid Expansion:    States that expand their Medicaid programs in accordance with the ACA will receive federal funding for the total cost of the expansion for a period of three years, and reduced funding for an additional two years. As of the date of this Annual Report, more than half of the states have opted to expand their Medicaid programs as provided under the ACA. According to CMS's projections for national health expenditures for 2012-2022, which we refer to as the CMS NHE Projections, the number of individuals enrolled in Medicaid and the Children's Health Insurance Program, or CHIP, is expected to increase from 62.2 million in 2013 to 80.5 million in 2022, with expenditures over the same period expected to increase from $450 billion to $847 billion. As a result, we anticipate a considerable increase in the need for our cost containment services by states and the managed care organizations they use. We believe that our strong history of successful contracting with Medicaid agencies and Medicaid managed care organizations will enable us to provide value-added services to control the costs for this expanded population.

        Eligibility Verification:    The ACA calls for increased efficiency, automation and administrative simplification in addressing program eligibility determination, both as a component of the health insurance exchanges (similar to the "Health Connector" program established in Massachusetts) and as a pathway to the more effective management of existing entitlement programs. Driven both by insurance exchange requirements and by the pressures to achieve program efficiency and simplification, states are increasingly moving to implement solutions involving automation of the verification of eligibility, bringing in increased external data, and analytics relating to supporting eligibility decision-making. We believe that data we collect and maintain and our data matching capabilities will equip us to assist states in verifying eligibility for coverage within the exchange and eligibility services environment.

        Program Integrity:    The ACA contains a number of provisions for combating fraud, waste and abuse throughout the healthcare system, including in Medicaid and Medicare. These initiatives include (i) requiring state Medicaid agencies to contract with RACs and deploy programs modeled on CMS' existing Medicare RAC program, (ii) expanding CMS' Medicare RAC Program to include Medicare Part C and D, (iii) establishing a national healthcare fraud and abuse data collection program, and (iv) increasing scrutiny of providers and suppliers who want to participate in Medicare, Medicaid and other federally-funded programs. In addition, the ACA allows for significant increases in funding for these and other fraud, waste and abuse efforts. We continue to build on our current partnerships with CMS, states and health plans to provide innovative ideas for increasing our support of their new program integrity initiatives.

        Employer-Sponsored Health Coverage:    The ACA largely preserves and builds upon the existing employer-sponsored health coverage model. Though not all employers will be required to provide healthcare coverage, large employers (i.e. those with 50 or more full time equivalents) may be penalized starting in 2015 if they do not offer coverage or offer coverage that does not meet certain requirements and one or more of their full time employees receives a federal tax credit or cost sharing subsidy through a Health Insurance Exchange. Employers will also be prohibited from imposing waiting periods for enrollment of more than 90 days, and in certain cases, employers will have to automatically enroll employees into their benefit plans, while providing them with the ability to opt out. These requirements, coupled with the Medicaid expansion and implementation of health insurance exchanges, will result in more overlapping coverage situations and an opportunity for our employer clients and Medicaid to collaborate. We expect that we will be able to offer a range of audit services to employers of all sizes, which will be valuable as these employers extend coverage to their employees.

Principal Products and Services

        Our payment integrity services draw upon proprietary information management and data mining techniques to assure that the right party pays a healthcare claim, which we refer to as coordination of benefits, and that the payment itself is appropriate or accurate, which we refer to as program integrity. In 2013, we recovered more than $3.2 billion for our clients and provided data to our clients that assisted them in preventing billions of dollars more in erroneous payments.

        Our services are applicable to the federal, state, and commercial health plan markets and address errors across the payment continuum, from an individual's enrollment in a program before any medical service is rendered, to pre-payment review of a claim by a payer, through recovery audit where discovery of an improper payment is made. Our services also address the wide spectrum of payment errors, from eligibility and coordination of benefits errors, to the identification and investigation of potential fraud, and extends to most all claim types.

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

  •
  Eligibility verification services.  Our eligibility verification services are designed to ensure that individuals meet qualifying criteria for enrollment in a healthcare program. These services include asset and income verification, premium assistance, dependent eligibility audit, and other verification solutions.

Clients

        Our primary client base is comprised of CMS, state Medicaid agencies, and commercial health plans, including Medicaid managed care, Medicare Advantage, and various group health lines of business.

        Our largest client in 2013 was CMS, which accounted for 22.3%, 18.2% and 2.4% of our total revenue for the years ended December 31, 2013, 2012 and 2011, respectively. CMS has been our client since 2006 and since that time we have performed work for CMS directly and as a subcontractor, under several contracts. Our largest contract with CMS is through HDI, under which HDI has served as the Medicare RAC for Region D since October 2008 and which, after multiple contract modifications, now provides for a term that expires in April 2016. For the year ended December 31, 2013, revenue recognized under this agreement was $108 million. In February 2013, CMS began the reprocurement process for the Medicare Recovery Audit Program contracts. After a protest was filed on the initial Request for Quote (RFQ), CMS took corrective action and between December 2013 and January 2014, issued five new RFQs for the Medicare Recovery Audit Program contracts. The new RFQs have been protested, including by us, and we are awaiting the Government Accountability Office's (GAO's) decision on the protests, which is expected during the second quarter of 2014. On February 18, 2014, CMS announced its decision to pause the operations of the current Medicare Recovery Auditors, establishing June 1, 2014 as the last day that we can submit improper payment files for processing. Given that the Medicare Recovery Auditor contract with CMS is one of our largest contracts and represents a significant potential business opportunity for us; our business and results of operations would be adversely affected if we are not awarded a region or if we are awarded a region but on substantially different terms to our current contract, or if the reprocurement process, including resolution of the protests, takes longer than we anticipate.

        Our second largest client in 2013 was the New Jersey Department of Human Services. This client accounted for 5.6%, 6.4% and 7.0% of our total revenue for the years ended December 31, 2013, 2012 and 2011, respectively. We provide services to this client pursuant to a contract that was originally awarded in January 2008 and extends through June 2014. The contract was expanded in 2011 to designate us as the Medicaid RAC for the state. We are currently preparing for the reprocurement of this contract. Our failure to reprocure this contract would have a material adverse effect on our financial position, results of operations and cash flows.

        Our third largest client in 2013 was the New York Department of Health. This client accounted for 4.6%, 5.2% and 6.9% of our total revenue for the years ended December 31, 2013, 2012 and 2011, respectively. We provide services to this client pursuant to a contract that expires in January 2015.

        The list of our ten largest clients changes periodically. For the years ended December 31, 2013, 2012 and 2011, our ten largest clients represented 47.2%, 46.9% and 37.9% of our revenue, respectively. Our agreements with these clients have expiration dates later in 2014 and through 2016.

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

        Government healthcare programs continue to grow. CMS has projected that Medicaid, CHIP, and Medicare expenditures will increase to nearly $2.0 trillion by 2022.

        According to CMS' National Health Expenditures (NHE) projection at the end of 2013, Medicare programs will cover approximately 51.1 million people and spend approximately $604 billion. CMS projects that at the end of 2013, Medicaid/CHIP programs covered approximately 62.2 million people and spent approximately $450 billion. Altogether, it is projected that the government programs we serve covered more than 113.3 million people and have spent nearly $1.1 trillion in 2013. We believe that enrollment in these programs will increase as a result of the ACA. CMS projects that in 2017, Medicare will cover 57.6 million people and will spend $767 billion; Medicaid/CHIP is expected to cover 80.1 million people and will spend $622 billion.

        According to CMS's projections for NHE for 2011-2022, after two years of slowing growth, Medicaid enrollment is projected to grow by 15.5% in 2014. Total Medicaid spending is projected to increase at a rate of 12.2% in 2014 and at a rate of 8.3% in 2015. In addition, for 2014, Medicare spending is projected to grow by 5.1% to up to 7.9% in 2018. There are a number of factors that could impact these projections, including medical utilization by the new enrollees under the ACA and any legislative action taken to reduce spending.

        In response to pressures to contain the growth of state and federal Medicaid spending and to concerns about access to healthcare for low-income individuals, the use of managed care arrangements in Medicaid continues to grow dramatically. As of year-end 2013, 38 states and Washington, D.C. contract with managed care organizations to provide care to some or all of their Medicaid beneficiaries. In addition, many states are expanding the use of managed care organizations into new regions of the state or using them to serve more complex beneficiaries. Of the 26 states and Washington, D.C. that are expanding Medicaid eligibility levels this year pursuant to the ACA, just three of those do not use Medicaid managed care organizations. It is expected that the majority of new lives entering the Medicaid program as a result of the ACA will be enrolled in managed care organizations.

        Regardless of the program, coordinating benefits among a growing number of healthcare payers and ensuring that claims are paid appropriately represents both an enormous challenge for our clients and an opportunity for us.

Competition

        Within our core coordination of benefits services, we compete primarily with large business outsourcing and technology firms, claims processors (including pharmacy benefit managers), clearinghouses, consulting firms, and smaller regional vendors; these companies include Optum and Emdeon Inc. In addition, we frequently compete against clients who may elect to perform recovery and cost avoidance functions in-house. Against these competitors, we typically compete favorably on the basis of a variety of factors, including our ability to perform a wide variety of coordination of benefits-related functions; maximize recoveries and cost avoidance; apply our in-depth government healthcare program experience, staff expertise, extensive insurance eligibility database, proprietary systems and processes; leverage our existing relationships; and sustain operations under contingency fee structures.

        The competitive environment in the program integrity market is much more broad, owing largely to the variety of services that can be tailored to meet healthcare payers' cost containment needs. Among the competitors in this space are the other Medicare Recovery Audit Contractors (CGI Federal, Inc., Connolly, and Performant Financial Corp.); other claim audit vendors (including Cognosante, Myers & Stauffer LC and PRGX Global, Inc.); fraud, waste, and abuse claim edit and predictive analysis companies (such as Emdeon, Inc., Verisk Health, Inc., and LexisNexis Risk Solutions), and numerous regional utilization management companies.

Business Strategy

        Over the course of 2014, we expect to grow our business through a number of strategic objectives or initiatives that may include:

  •
  Add new markets.  We will seek to identify opportunities to provide our coordination of benefits, program integrity, and eligibility services to new markets in the government and commercial healthcare space.

  •
  Add new services.  Where opportunities exist, we will continue to add services closely related to cost containment through internal development and/or acquisition.

  •
  Drive organic growth.  We will seek to tap demand for our services created by the steadily increasing expenditures of government-funded healthcare, in particular in the managed care environment.

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

Employees

        As of December 31, 2013, we had 2,657 employees, of which 2,531 were full time. Of our total employees, 212 support selling, general and administrative activities.

Executive Officers of HMS Holdings Corp.

        Our executive officers are subject to annual appointment by the Board of Directors. Set forth below is information regarding each of our executive officers.

Name	Age	Position
William C. Lucia	56	President and Chief Executive Officer
Walter D. Hosp	56	Executive Vice President, Chief Financial Officer, and Chief Administrative Officer
Andrea Benko	58	Executive Vice President, President of HDI
Edith Marshall	61	Senior Vice President and Chief Counsel
Cynthia Nustad	43	Executive Vice President, Chief Information Officer
Joel Portice	50	Division President, Government Solutions and Corporate Strategy
Tracy A. South	55	Senior Vice President, Human Resources
Semone Wagner	49	Executive Vice President, Operations
Douglas M. Williams	54	Division President, Commercial Solutions

        William C. Lucia has served as our President and Chief Executive Officer since March 2009 and as one of our directors since May 2008. From May 2005 to March 2009, Mr. Lucia served as our President and Chief Operating Officer. Since joining us in 1996, Mr. Lucia has held several positions with us, including: President of our subsidiary, Health Management Systems, Inc. from 2002 to 2009; President of our Payor Services Division from 2001 to 2002; Vice President and General Manager of our Payor Services Division from 2000 to 2001; Vice President of our Business Office Services from 1999 to 2000; Chief Operating Officer of our former subsidiary Quality Medical Adjudication, Incorporated (QMA) and Vice President of West Coast Operations from 1998 to 1999; Vice President and General Manager of QMA from 1997 to 1998; and Director of Information Systems for QMA from 1996 to 1997. Prior to joining us, Mr. Lucia served in various executive positions including Senior Vice President, Operations and Chief Information Officer for Celtic Life Insurance Company, and Senior Vice President, Insurance Operations for North American Company for Life and Health Insurance. Mr. Lucia is a Fellow of the Life Management Institute (FLMI) Program through LOMA, an international association through which insurance and financial services companies around the world engage in research and educational activities to improve company operations.

        Walter D. Hosp has served as our Executive Vice President, Chief Financial Officer, and Chief Administrative Officer since September 2011. From July 2007 through September 2011 he served as our Senior Vice President and Chief Financial Officer. Mr. Hosp has over 20 years of experience in senior financial executive positions for large, publicly-traded healthcare companies. From August 2002 to July 2007, Mr. Hosp was Vice President and Treasurer of Medco Health Solutions, Inc. (MHS). Prior to MHS, Mr. Hosp served as Chief Financial Officer of Ciba Specialty Chemicals Corporation and as President of their Business Support Center. Mr. Hosp also served as Vice President and Treasurer for CIBA-GEIGY Corporation and Director of Treasury Operations for Avon Products, Inc. Mr. Hosp serves on the Board of Directors of the United Way of Westchester and Putnam.

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

        Cynthia Nustad has served as our Executive Vice President and Chief Information Officer since February 2011. Ms. Nustad has over 17 years of management experience in the healthcare information technology industry. From January 2005 to January 2011, Ms. Nustad served as Vice President of Architecture and Technology for Regence (Blue Cross Blue Shield), where she was responsible for servicing a large corporation across multiple sites and states. From May 2002 to December 2004, Ms. Nustad served as the Vice President of Software Development and Product Management for OAO Healthcare Solutions, Inc. During her tenure at OAO, Ms. Nustad managed, from inception to commercialization, the strategic development of a flagship platform and database-independent managed care benefits and claims processing system designed for healthcare plans, self-insured employer groups, and government agencies—among others. Prior to OAO, Ms. Nustad held leadership roles at e-MedSoft.com and WellPoint Health Networks.

        Joel Portice has served as our Division President of Government Solutions and Corporate Strategy since December 2013. In this role, he is responsible for all state and federal markets, including business development, account management, product development, marketing, and corporate strategy. Prior to joining HMS, Mr. Portice was with Verisk Health, a division of Verisk Analytics, where he served as President from 2011 to 2013, and was responsible for the overall operations of the company and as Chief Operating Officer of the Healthcare Insight division from 2008 to 2009. From 2009 to 2011, Mr. Portice served as President and Chief Executive Officer of Intelimedix, a privately-held healthcare analytics company. Mr. Portice also has extensive experience in the healthcare information and data analytics field—in 2005 he co-founded the healthcare provider information management and data analytics company, Enclarity, Inc., and served as its Chief Operating Officer through 2008.

        Tracy A. South has served as our Senior Vice President of Human Resources since December 2011. Ms. South has over 20 years of executive-level human resources experience, including at national healthcare organizations. From 2003 to 2011, Ms. South served as the Senior Vice President, Chief Human Resources Officer at Mosaic Sales Solutions, a privately-held full-service marketing agency in Irving, Texas. She built that company's North America Human Resources department, focusing on attracting and training a dispersed workforce of over 10,000 employees hired to represent world-class brands at retail, in the community, and online. In her role, Ms. South oversaw Talent Acquisition, HR Services, and Organizational Effectiveness. Ms. South also served as Vice President of Human Resources for Tenet Healthcare, initially for the Central Northeast Division, which included 38 hospitals and over 40,000 employees, and subsequently at the corporate level. Prior to Tenet, she led the Human Resources department for Aetna US Healthcare, where she oversaw a broad range of functions and designed human resources strategies to align with business practice areas.

        Semone Wagner has served as our Executive Vice President of Operations since April 2013, responsible for our core operations, including the coordination of benefits service line. Ms. Wagner has extensive experience in healthcare claims processing, operations, and reengineering. She has a track record for leading change, driving quality performance, and reducing unit costs in complex operating environments. Prior to joining HMS, Ms. Wagner served as Senior Vice President of Claim Operations at United HealthCare (UHC), where she oversaw the operations for all business lines and major platforms processing over 500 million claims annually. Under her leadership, the company achieved industry-leading performance levels, earning the American Medical Association designation for the industry's best claim operation in 2011 and 2012.

        Douglas M. Williams has served as our Division President of HMS Commercial Solutions since December 2013. In this role he is responsible for leading the company's commercial product and business development strategy. Mr. Williams has over 25 years of experience in healthcare information technology, sales, and operations. From 2010 to 2013, Mr. Williams served as Chief Information Officer of Aveta, which was acquired by Optum Inc. in 2012. From 2008 to 2010, he served as a Healthcare Partner with Protiviti, Inc., where he built a healthcare consulting practice. From 2006 to 2008, he served as Senior Vice President of the Payer Business Unit at MedeAnalytics, where he was responsible for building the sales team and significantly expanding the company's sales pipeline. Mr. Williams' healthcare consulting background also includes serving as a Global Healthcare Partner for IBM, where he was responsible for developing and managing IBM's global healthcare practice.

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

        We also make the following documents available on our website under the Investor Relations/Corporate Governance tabs: the Audit Committee Charter, the Compensation Committee Charter, the Nominating & Governance Committee Charter, the Compliance Committee Charter, our Code of Conduct and our Code of Ethics. You may also obtain a copy of any of the foregoing documents, free of charge, if you submit a written request to our investor relations department, Attention: Investor Relations, 5615 High Point Drive, Irving, TX 75038.

Corporate Information

        We are incorporated in the State of Delaware. We were originally incorporated on October 2, 2002 in the state of New York. On March 3, 2003, we adopted a holding company structure and assumed the business of our predecessor, Health Management Systems, Inc. In connection with the adoption of this structure, Health Management Systems, which began doing business in 1974, became our wholly owned subsidiary. On July 18, 2013, we changed our state of incorporation from the State of New York to the State of Delaware.

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

Risks Relating to Our Business

Changes in the United States healthcare environment, or in laws relating to healthcare programs, and steps we take in anticipation of such changes, particularly as they relate to the ACA, could have a material negative impact on our business, financial condition, results of operations and cash flow.

        The healthcare industry in the United States is subject to changing political, economic, and regulatory influences that may affect the procurement practices and operations of federal, state, and private healthcare organizations and agencies. In general, the ACA seeks to reduce healthcare costs and decrease over time the number of uninsured legal U.S. residents. Especially because of the ACA's strong emphasis on program integrity and cost containment, as well as provisions expanding the Medicaid-eligible population, we regard this legislation, on the whole, as creating potential new opportunities for the expansion of our business and service offerings. Until the ACA has been fully implemented, however, it will be difficult to predict its full impact, due not only to its complexity, but also to the wide range of other factors contributing to uncertainty of the healthcare landscape. These factors include the unpredictability of responses by states, providers, businesses, and other entities to the various choices available to them under the law, and the possibility that implementation of certain provisions of the legislation could still be blocked by court challenges, repealed by Congressional efforts, or otherwise modified at the state level.

        In addition, under the ACA, as states seek to contain costs with an expanding Medicaid population, we expect to continue to see an increase in the migration of Medicaid lives from fee-for-service to managed care plans. While we provide services to both markets, we do not have the same market penetration in the managed care market that we do in the state market, and the scope of our managed care contracts is not as broad as our contracts in the Medicaid fee-for-service space. The transition of Medicaid lives from fee-for-service to managed care requires that we implement new contracts, and expend additional resources to selling new services to managed care plans.

        We have made and will continue to make investments in personnel, infrastructure, and product development, as well as in the overall expansion of the services that we offer in order to support existing and new clients as they implement the requirements of the ACA. However, our business, financial condition, results of operations and cash flow could be adversely affected if efforts to waive, modify, or otherwise change the ACA, in whole or in part, are successful, or if we are unable to adapt our products and services to meet changing requirements or expand service delivery into new markets.

        In sum, future legislative enactments may lower reimbursement rates, establish new payment models, increase or decrease government involvement in healthcare, and/or otherwise change the operating environment for our clients. Healthcare organizations may react to such changed circumstances and financial pressures, including those surrounding ACA implementation, by taking actions such as curtailing or deferring their retention of service providers like us, which could reduce the demand for our services and, in turn, materially adversely affect our business, financial condition, operational outcomes, and cash flow.

Healthcare spending fluctuations, simplification of the healthcare payment process or other aspects of the healthcare financing system, budgetary pressures and/or programmatic changes diminishing the scope of program benefits, or limiting program integrity initiatives, could reduce the need for and the price of our services, which would have a material adverse effect on our business, financial condition, results of operations and cash flow.

        Our projections and expectations are premised upon consistent growth rates in spending in the Medicare and Medicaid programs, the current healthcare financing system, and the need for our services within that existing framework.

        It is expected that enrollment in government healthcare programs will continue to grow, particularly under the ACA. According to CMS's projections for national health expenditures for 2011-2022, after two years of slowing growth, Medicaid enrollment is projected to grow by 15.5% in 2014. Total Medicaid spending is projected to increase at a rate of 12.2% in 2014 and at a rate of 8.3% in 2015. In addition, for 2014, Medicare spending is projected to grow by 5.1% to up to 7.9% in 2018. There are a number of factors that could impact these projections, including medical utilization by the new enrollees under the ACA and any legislative action taken to reduce spending.

        The complexity of the healthcare benefit and payment system and our experience in offering services that improve the ability of our clients to recover revenue that would otherwise be lost, often as a result of procedural inefficiencies and complexities, have contributed to the success of our service offerings. Complexities of the healthcare system that we seek to address include the coordination of benefits among multiple payers, and the determination of the appropriateness of payments to healthcare providers. Compounding this are budgetary pressures that may drive changes at the state level, including shifting lives from traditional fee-for-service plans into Medicaid managed care plans to achieve cost savings.

        The need for our services, the price clients are willing to pay for them and/or the scope and profitability of our contracts could be negatively affected by: lower than projected growth in the Medicare and Medicaid programs; a simplification of the healthcare benefit and payment system through legislative or regulatory changes at the federal or state level (for example, legislative changes impacting the scope of mandatory audits, limiting or reducing the amount of reviewable claims and/or the lookback period for review in areas where we conduct audits); unanticipated reductions in the scope of program benefits (such as, for example, state decisions to eliminate coverage of optional Medicaid services or shifting lives into managed care plans); and/or limits placed on ongoing program integrity initiatives (for example, in February 2014, CMS announced a "pause" in operations of the Medicare Recovery Audit Program). Modifications in provider billing behavior and habits, often in response to the success of our services, could also reduce the profitability of our contracts and reduce the need for our services. Any of these factors could cause our financial projections to differ from our actual results, and could materially adversely affect our business, financial condition, results of operations, and cash flow.

Our operating results are subject to significant fluctuations due to factors including variability in the timing of when we recognize contingency fee revenue and the challenges associated with forecasting revenue for new products and services. As a result, you will not be able to rely on our operating results in any particular period as an indication of our future performance.

        Our operating results may fail to match our past or projected performance. We have experienced significant variations in our revenue between reporting periods due to the timing of periodic revenue recovery projects, and the timing and delays in third party payers' claim adjudication and ultimate payment to our clients where our fees are contingent upon such collections. Our revenue and operating results have also been impacted from period to period as a result of a number of factors, including fluctuations in sales activity given our sales cycle of approximately three to eighteen months; the commencement, completion or termination of contracts during any particular quarter; expenses related to certain contracts which may be incurred in periods prior to revenue being recognized; the timing of government contract awards; the time required to resolve bid protests; technological and operational issues affecting our clients, healthcare providers and/or payers (for example, a failure to timely implement mandatory technical requirements relating to data, claims or payment processing); and regulatory changes or general economic conditions as they affect healthcare providers and payers. In addition, as we introduce new products and services, we may not be able to accurately estimate the costs and timing for implementing and completing contracts, making it difficult to reliably forecast revenue under those contracts. We cannot predict the extent to which future revenue variations could occur due to these or other factors. Consequently, our results of operations are subject to significant fluctuation and our results of operations for any particular quarter or fiscal year may not be indicative of results of operations for future periods.

Our ability to execute on business plans will be adversely impacted if we fail to properly manage our growth.

        Our size and the scope of our business operations have expanded rapidly in recent years, through our marketing efforts and contract performance, as well as through our acquisitions of other companies. We expect that we will continue to grow and expand into new markets within the government and healthcare space; however, rapid growth and expansion carry costs and risks that if not properly managed, could adversely impact our business. To effectively manage our business plans, we must continue to improve our operational, financial, and management processes, while remaining competitive with our products and services. We must also be flexible and responsive to our clients' needs and to changes in the political, economic and regulatory environment in which we operate. The greater size and complexity of our expanding business puts additional strain on our administrative, operational, and financial resources and makes the determination of optimal resource allocation more difficult. A failure to anticipate or properly address the demands that our growth and diversification may have on our resources and existing infrastructure may result in unanticipated costs and inefficiencies and could negatively impact our ability to execute on our business plans, including sales, product development, and growth goals and opportunities, which could materially adversely affect our business, financial condition, results of operations and cash flow.

Our business could be adversely affected if we fail to maintain a high level of client retention, lose a major client or if clients elect to reduce the scope of our contracts or terminate them before their scheduled expiration dates.

        We generate a significant portion of our revenue from a limited number of large clients at the federal and state level. For the years ended December 31, 2013, 2012 and 2011, our three largest clients accounted for approximately 32.6%, 29.8% and 18.0%, respectively, of our revenue from continuing operations. Our largest client in 2013 was CMS, which accounted for 22.3% of our total revenue for the year, primarily related to our Medicare Recovery Audit Program contract through HDI, which after a series of contract modifications, expires on April 30, 2016. In February 2013, CMS began the reprocurement process for the Medicare Recovery Audit Program contracts. After a protest was filed on the initial Request for Quote (RFQ), CMS took corrective action and between December 2013 and January 2014, issued five new RFQs for the Medicare Recovery Audit Program contracts. The new RFQs have been protested, including by us, and we are awaiting the GAO's decision on the protests, which is expected during the second quarter of 2014. On February 18, 2014, CMS announced its decision to pause the operations the current Medicare Recovery Auditors establishing June 1, 2014 as the last day that we can send in improper payment files for processing. Given that the Medicare Recovery Auditor contract with CMS is one of our largest contracts and represents a significant potential business opportunity for us, if we are not awarded a region or if we are awarded a region but on substantially different terms to our current contract, or if the reprocurement process takes longer than we anticipate our business, financial condition, results of operations and cash flow would be materially adversely affected.

        Our growth strategy includes aggressively pursuing new opportunities, leveraging our expertise to acquire new clients in the state, federal, employer, and commercial markets, as well as expanding our current contracts to provide new services to current clients. Our success also depends on relationships we develop with our clients that enable us to understand our clients' needs and deliver solutions and services that are tailored to meet those needs. If a client is dissatisfied with the quality of our work, or if our products, technical infrastructure, or services do not comply with the provisions of our contractual agreements or applicable regulatory requirements, we could incur additional costs that may impair the profitability of a contract and damage our ability to obtain additional work from that client, or other current or prospective clients. Clients who are dissatisfied with our performance may demand refunds, or other compensation, which could have an adverse affect on our operating results. In particular, since several of our contracts, including with many of our largest clients, can be terminated upon short notice for convenience by either party, dissatisfied clients might seek to exit existing contracts prior to their scheduled expiration date and could direct future business to our competitors.

        From time to time, government clients may face pressure from stakeholders (including healthcare providers and legislators), and/or other financial pressures that may cause them to redefine the scope of our contracts (by, for example, significantly reducing the volume of data that we are permitted to audit), terminate contracts for our services that may be regarded as non-essential, and/or reduce the scope of our contracts and use their own staff to perform some of the services we offer. We also occasionally face challenges in obtaining timely or full payments for our properly-provided services from clients and parties who we provide services to, despite our right to prompt and full payment under the terms of our contracts.

        Some of our contracts contain liquidated damages provisions and financial penalties related to performance failures. If liquidated damages or other financial penalties are assessed against us, we may be required to disclose these damages or penalties in connection with future bids for services with other clients, which may reduce our chances of winning such procurements. Although we have liability insurance, the policy coverage and limits may not be adequate to provide protection against all potential liabilities. Under the terms of one of our contracts, we have an outstanding irrevocable letter of credit for $4.6 million, which we established against our existing revolving credit facility. If a claim is made against this letter of credit or any similar instrument that we obtain in the future, we would be required to reimburse the issuer of the letter of credit for the amount of the claim.

        Negative publicity related to our performance, operations, or client relationships, regardless of its accuracy, may damage our reputation and business by affecting our ability to compete for new contracts with current and prospective clients. If we lose a major client, if we fail to maintain a high level of client retention, if our clients reduce the scope of our contracts or limit future contracting opportunities, or if we are exposed to significant costs, liabilities, or negative publicity, our business, financial condition, reputation, results of operations and cash flow could be materially adversely affected.

We face significant competition for our services and we expect competition to increase.

        Competition for our services is increasing in the markets we serve. We expect to encounter additional competition as we address new markets and as new competitors enter our existing markets. Our current competitors include the other Medicare Recovery Audit Contractors; other claim audit vendors; fraud, waste, and abuse claim edit and predictive analysis companies; primary claims processors; numerous regional utilization management companies; as well as healthcare consulting firms.

        To remain competitive, we must continually expand our existing business and service capabilities and develop new products and services for introduction into new and existing markets in both the government and commercial healthcare space, which will require not only that we make substantial financial and resource investments, but also that we quickly respond to new or emerging technologies, changes in client requirements, and changes in the political, economic or regulatory environment in the healthcare industry and other associated industries. We cannot assure you that the product development initiatives or markets that we prioritize will yield the gains that we anticipate, if any.

        Certain markets in which we are currently, and hope to remain, a market leader are being targeted by formidable competitors with national reputations, and their success in attracting business or winning contract bids could significantly and adversely affect our business. In addition, in some of the markets that we serve or hope to serve, current and prospective clients alike could develop in-house capacities to perform the services we offer, and could therefore decide not to engage us. Some of our competitors have also formed business alliances with other competitors, which may affect our ability to work with potential clients. In certain cases, our competitors and potential competitors have significantly greater financial, technical, product development, marketing, and other resources and market recognition than we have, and thus may be in a position to devote greater resources to the sale of their services and to developing and implementing new and improved systems and solutions for the client markets that we serve.

        In some areas of our business, we could face potential competition from our own subcontractors, who may use their position to establish their own relationships with our clients and seek to become prime contractors on similar work in the future. Although we attempt to protect ourselves against such conduct through the terms of our subcontracts, a subcontractor may determine that the benefits of violating its contract with us outweigh the costs and risks.

        We cannot assure you that we will be able to compete successfully against existing or new competitors. Further, a failure to be responsive to our existing and potential clients' needs could hinder our ability to maintain or expand our client base, hire and retain new employees, pursue new business opportunities, complete future acquisitions, and operate our business effectively. In addition, if as a result of increased competition we are forced to lower our pricing or if demand for our services decreases, our business, financial condition, results of operations, and cash flow could be materially adversely affected.

We must comply with laws and regulations regarding individual privacy and information security, including taking steps to ensure that our workforce, vendors, subcontractors, and other business associates who obtain access to sensitive information about individuals maintain its confidentiality. Our failure, or a failure by our business associates, to comply with those laws and regulations, whether or not inadvertent, could subject us to legal actions, fines and penalties, and negatively impact our reputation and operations.

        Our business and operations depend upon our ability to safeguard protected health information (PHI) of individuals, as well as other financial, confidential and proprietary information belonging to our clients, our subsidiaries, and third parties (e.g., private insurance companies, financial institutions) from which we obtain information. We process, transmit, and store personally identifiable information relating to millions of individuals, primarily in our role as a service provider, and also to some extent as an employer. The use of individually identifiable data by our business is regulated through federal and state laws and rules, which are changed frequently by legislation, regulatory issuances, and/or administrative interpretation. Various state laws address the use and disclosure of individually identifiable financial and health data. Some are derived from the privacy and security provisions in the federal Gramm-Leach-Bliley Act or the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), and regulations implementing these laws. HIPAA also imposes standards and requirements on our business associates (as this term is defined in the HIPAA regulations), including our subcontractors and many of our vendors.

        In January 2013 the U.S. Department of Health and Human Services issued Final Omnibus Privacy, Security, Breach Notification, and Enforcement Rules that significantly modify and supplement many of the standards and regulations that govern our conduct and obligations under HIPAA and HITECH, as well as the conduct and obligations of business associates, subcontractors, and covered entities (as this term is defined in the HIPAA regulations) with which we work, and significantly increase the risk of liability to us and these other entities. Even though we have always taken measures to comply with all applicable regulations and to ensure that our business associates and subcontractors are in compliance with these laws, regulations, and rules, and will increase our efforts in light of the new HIPAA rules, we still have less than complete control over our business associates' and subcontractors' actions and practices. Because the new HIPAA rules impose direct liability on business associates, we will need to continue to review, revise, and re-execute new business associate agreements with our downstream business associates and subcontractors, and similarly, covered entities with whom we work as business associates are requiring us to execute new agreements, which could result in delays in our working relationships with such parties. We may incur increased expenses in connection with necessary systems changes and the development of new administrative and compliance processes as we work to comply with these new rules and regulations and maintain our compliance with other applicable law. Such proposals, requirements, new rules and regulations, and new agreements also may impose further restrictions on our use of PHI that is housed in one or more of our administrative databases, and may make it more difficult to gain the cooperation of third parties in disclosing information to us that is necessary for our operations. All of these factors contribute to the possibility that implementation of the new HIPAA rules may increase our liability exposure, place additional strain on our resources, and result in delays in, interruptions of, and difficulties in our operations that cannot be easily predicted at this early stage of an enhanced regulatory and enforcement regime.

        Among other changes and additions in the new HIPAA rules that will affect our work and compliance are significant changes in the data breach rule that will potentially make more incidents of inadvertent disclosure reportable and subject to penalties. We, or our subcontractors that receive or utilize confidential information on our behalf, may become subject to a security breach, which may result in unauthorized access to our or our subcontractors' secure facilities and/or the protected information. We cannot entirely eliminate the danger that our systems or stored data may be vulnerable to breach or could be corrupted by a computer virus or other malware, that the physical security of our facilities could be compromised, or that a corrupt or rogue employee may violate security protocols or misuse access to our systems, data, resources, or premises. In addition, we could be exposed to data breach risk from lost or stolen laptops, other portable media or misdirected mailings containing PHI, or other forms of administrative or operational error.

        If we, or our subcontractors fail to comply with applicable laws or if unauthorized parties gain physical access to one of our facilities or electronic access to our information systems and steal or misuse confidential information or if such information is misdirected, lost or stolen during transmission or transport, in addition to the damage to our reputation, potential loss of existing clients and difficulty attracting new clients, we could be exposed to, among other things, unfavorable publicity, governmental inquiry and oversight, allegations by our clients that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Our business depends on effective information processing systems that are compliant with current HIPAA transaction and code set standards and the integrity of the data in, and operations of, our information systems, as well as those of other entities that provide us with data or receive data from us.

        Our ability to conduct our operations and accurately report our financial results depends on the integrity of the data in our information systems and the integrity of the processes performed by those systems. These information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs and handle our expansion and growth. In addition, as a result of our acquisition activities, we have acquired additional systems that have to be phased out or integrated with our current systems. Despite our testing and quality control measures, we cannot be certain that errors or system deficiencies will not be found and that remediation can be done in a timeframe that is acceptable to our clients or that client relationships will not be impaired by the occurrence of errors or the need for remediation. In addition, implementation of upgrades and enhancements may cost more or take longer than originally expected and may require more testing than originally anticipated. Given the large amount of data that we collect and manage, it is possible that hardware failures or errors or technical deficiencies in our systems could result in data loss or corruption or cause the information that we collect, utilize, or disseminate to be incomplete or contain inaccuracies that our clients regard as significant.

        Through several of the services that we provide, situations arise in which the accuracy of our data analysis or the content and quality of our work product is central to the disposition of claims, controversies or litigation between our clients and third parties. When such situations arise, we may be required to allocate significant resources to fulfilling our contractual obligations to provide our clients with full and complete access to records, analysis, and back-up documentation of our work. Assuring our capacity to fulfill these obligations, as well as actually fulfilling such obligations, can also impose significant burdens on our infrastructure for data storage, maintenance, and processing, requiring us to prioritize maintenance of and access to these resources, or incur additional costs to supplement them in order to satisfy our obligations. Should the frequency or scope of situations in which clients invoke these obligations increase to a substantial degree (as could occur with the expansion of our Medicare and Medicaid RAC work), the resulting strain on our personnel, data storage, and computing resources could negatively impact other business operations.

        Moreover, because many of the services we furnish to clients involve submitting high volumes of monetary claims to third parties (such as health insurance carriers) and processing payments from them, the efficiency and effectiveness of our own operations are to some degree dependent on the claims processing systems of these third parties and their compliance with any new transaction and code set standards. By October 1, 2014, health plans, commercial payers and healthcare providers are required to transition to the new ICD-10 coding system, which greatly expands the number and detail of diagnosis codes used for inpatient, outpatient and physician claims. The transition to new transaction and code set standards is expensive, time-consuming and may initially result in disruptions or delays as we and other stakeholders make necessary system adjustments to be fully compliant and capable of exchanging data. In addition, we may experience delays in processing claims and therefore earning our fees if the third parties with whom we work are not in full compliance with these new standards in the required timeframe. Claims processing systems failures, incapacities, or deficiencies internal to these third-parties could significantly delay or obstruct our ability to recover money for our clients, and thereby interfere with our performance under our contracts and our ability to generate revenue from those contracts in the timeframe we anticipate, which in turn could materially adversely affect our business, financial condition, and results of operations.

We may be precluded from bidding on and/or performing certain work due to other work we currently perform.

        Various laws, regulations, and administrative policies prohibit companies from performing work for government agencies in capacities that might be viewed to create an actual or perceived conflict of interest. In particular, CMS has stringent conflict of interest rules, which can limit our bidding for specific work for CMS, or for other contracts that might conflict, or be perceived by CMS to conflict, with contractual work for CMS. State governments and managed care organizations also have conflict of interest restrictions that could limit our ability to bid for certain work. Conflict of interest rules and standards change frequently, and are subject to varying interpretations and varying degrees and consistency of enforcement at the federal, state and municipal levels, and we cannot assure you that we will be successful in navigating these restrictions.

        The expansion and diversification of our business operations increases the potential that clients or potential clients will perceive conflicts of interest between our various subsidiaries, products, services, activities, and client relationships. Such conflicts, whether real or perceived, could result in loss of contracts or require us to divest ourselves of certain existing business in order to qualify for new contract awards. We may be required to adjust our current management and personnel structure, as well as our corporate organization and entity structure, in order to appropriately mitigate conflicts and otherwise accommodate the needs of a company that is expanding in size and complexity. Our failure to devote sufficient care, attention, and resources to managing these adjustments may result in technical or administrative errors that could expose us to potential liability or adverse regulatory action. If we are prevented from expanding our business due to real or perceived conflicts of interest, our business and results of operations could be adversely affected.

System interruptions or failures could expose us to liability and harm our business.

        Our data and operation centers are essential to our business and our operations depend on our ability to maintain and protect our information systems. We attempt to mitigate the potential adverse effects of a disruption, relocation, or change in operating environment; however, we cannot assure you that the situations we plan for and the amount of insurance coverage that we maintain will be adequate in any particular case. In addition, despite system redundancy and security measures, our systems and operations are vulnerable to damage or interruption from, among other sources:

  •
  power loss, transmission cable cuts, and telecommunications failures;

  •
  damage or interruption caused by fire, earthquake, and other natural disasters;

  •
  attacks by hackers or nefarious actors;

  •
  computer viruses and other malware, or software defects; and

  •
  physical break-ins, sabotage, intentional acts of vandalism, terrorist attacks, and other events beyond our control.

        If we encounter a business interruption, if we fail to effectively maintain our information systems, if it takes longer than we anticipate to complete required upgrades, enhancements or integrations; or if our business continuity plans and business interruption insurance do not effectively compensate on a timely basis, we could suffer operational disruptions, disputes with clients, civil or criminal penalties, regulatory problems, increases in administrative expenses, loss of our ability to produce timely and accurate financial and other reports, or other adverse consequences, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flow.

If we do not successfully integrate the businesses that we acquire, we may not realize the anticipated benefits of acquisitions and our results of operations could be adversely affected.

        Historically, to achieve our strategic goals, we have made a significant number of acquisitions that have expanded the products and services we offer, provided a presence in a complementary business lines, or expanded our geographic presence and/or client base. Business acquisitions and combinations involve a number of risk factors that could affect our operations, including:

  •
  diversion of management's attention and other resources;

  •
  our ability to maintain relationships with the clients of the acquired business and further develop the acquired business;

  •
  our ability to cross-sell our services and the services of the acquired businesses to our respective clients;

  •
  compliance with regulatory requirements and avoiding potential conflicts of interest in markets that we serve;

  •
  our ability to integrate and coordinate organizations that are geographically diverse and may have different business cultures;

  •
  transition of operations, users, and clients to our existing platforms or the integration of data, systems, and technology platforms with ours;

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

  •
  unanticipated operating, accounting, or management difficulties in connection with the acquired entities; and/or

  •
  impairment of acquired intangible assets, including goodwill, and dilution to our earnings per share.

        We intend to continue our strategy of undertaking acquisitions to expand and diversify our business. We cannot, however, assure you that we will be able to identify any potential acquisition candidates or consummate any additional acquisitions or that any future acquisitions will be successfully integrated or will be advantageous to us. Entities we acquire may not achieve the revenue and earnings we anticipated or their liabilities may exceed our expectations. We could face integration issues pertaining to the internal controls and operational functions of the acquired companies and we also could fail to realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. Client dissatisfaction or performance problems with a particular acquired entity could materially and adversely affect our reputation as a whole. We may be unable to profitably manage entities that we have acquired or that we may acquire, or we may fail to integrate them successfully without incurring substantial expenses, delays, or other problems. If we fail to successfully integrate the businesses that we acquire, we may not realize any of the benefits that we anticipated in connection with the acquisitions and our business, financial condition, reputation, results of operations and cash flow could be adversely affected.

We are subject to extensive government regulation and our government contracts are subject to audit and investigation rights. Any violation of the laws and regulations applicable to us or a negative audit or investigation finding could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flow.

        Much of our business is regulated by the federal government and the states in which we operate. The laws and regulations governing our operations are generally intended to benefit and protect individual citizens, including government program beneficiaries and health plan members, and providers, rather than shareholders. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations, along with the terms of our government contracts, regulate how we do business, what services we offer and how we interact with our clients, providers, other healthcare payers, and the public. We are subject, on an ongoing basis, to various governmental reviews, audits and investigations to verify our compliance with our contracts and applicable laws and regulations.

        In addition, because we receive payments from federal and state governmental agencies, we are subject to various laws, including the federal False Claims Act and similar state statutes, which permit government law enforcement agencies to institute suits against us for violations and, in some cases, to seek double or treble damages, penalties, and assessments. In addition, private citizens, acting as whistleblowers, can sue on behalf of the government under the "qui tam" provisions of the federal False Claims Act and similar statutory provisions in many states.

        In addition, the expansion of our operations into new markets, products, and services may expose us to requirements and potential liabilities under additional statutes and legislative schemes that have previously not been relevant to our business, such as banking and credit reporting statutes, that may both increase demands on our resources for compliance activities and subject us to potential penalties for noncompliance with statutory and regulatory standards. Increased involvement in analytic or audit work that can have an impact on the eligibility of individuals for medical coverage or specific benefits could increase the likelihood and incidence of our being subjected to scrutiny or legal actions by parties other than our clients, based on alleged mistakes or deficiencies in our work, with significant resulting costs and strain on our resources.

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

        We are subject to lawsuits and other claims that arise from time to time in the ordinary course of our business. These may include lawsuits and claims related to contracts, subcontracts, employment of our workforce, or compliance with any of a wide array of state and federal statutes, rules, and regulations that pertain to different aspects of our business. We may also be required to initiate expensive litigation or other proceedings to protect our business interests. In addition, because of the payments we receive from government clients, we may be subject to unexpected inquiries, investigations, legal actions or enforcement proceedings pursuant to the False Claims Act, healthcare fraud and abuse laws or similar legislation. Any investigations, settlements or adverse judgments stemming from such legal disputes or other claims may result in significant monetary damages or injunctive relief against us, as well as reputational injury that could adversely affect our market position. In addition, litigation and other legal claims are subject to inherent uncertainties and management's view of currently pending legal matters may change in the future. Those uncertainties include, but are not limited to, costs of litigation, unpredictable judicial or jury decisions, and the differing laws and judicial proclivities regarding damage awards among the states in which we operate. Unexpected outcomes in such legal proceedings, or changes in management's evaluation or predictions of the likely outcomes of such proceedings (possibly resulting in changes in established reserves), could materially adversely affect our business, financial condition and operating results.

Our significant indebtedness could adversely affect our financial condition and our ability to operate our business, and we may not be able to generate sufficient cash flows to meet our debt service obligations.

        In connection with our acquisition of HDI, we entered into a five-year, revolving and term secured credit agreement, which we refer to as the 2011 Credit Agreement, with certain financial institutions and Citibank, N.A. as Administrative Agent. In May 2013, we amended and restated the 2011 Credit Agreement and entered into a $500 million five-year, amended and restated revolving credit agreement, which we refer to as the 2013 Credit Agreement. Under specified circumstances, the revolving credit facility under the 2013 Credit Agreement can be increased or one or more incremental term loan facilities can be added. Our obligations and any amounts due under the 2013 Credit Agreement are guaranteed by our material subsidiaries and secured by a security interest in all or substantially all of our and our subsidiaries' physical assets. As of December 31, 2013, the outstanding principal balance due on the revolving credit facility was $232.8 million.

        Our outstanding indebtedness and any additional indebtedness we incur may have important consequences for us, including, without limitation, that: we may be required to use a substantial portion of our cash flow to pay the principal of and interest on our indebtedness; our indebtedness and leverage may increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressures; our ability to obtain additional financing for working capital, capital expenditures, acquisitions and for general corporate and other purposes may be limited; and our flexibility in planning for, or reacting to, changes in our business and our industry may be limited.

        Our ability to make payments of principal and interest on our outstanding revolving credit facility depends upon our future performance and our ability to generate cash flow. In addition, under the terms of the 2013 Credit Agreement, we are required to comply with specified financial and operating covenants, which may limit our ability to operate our business as we otherwise might operate it. Our obligations under the 2013 Credit Agreement may be accelerated upon the occurrence of an event of default, which includes customary events of default including, without limitation, payment defaults, failure to perform affirmative covenants, failure to refrain from actions or omissions prohibited by negative covenants, the inaccuracy of representations or warranties, cross-defaults, bankruptcy and insolvency related defaults, defaults relating to judgments, defaults due to certain ERISA related events and a change of control default. If not cured, an event of default would result in any amounts outstanding, including any accrued interest and unpaid fees, becoming immediately due and payable, which would require us to, among other things: seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our indebtedness, sell selected assets, and/or reduce or delay planned capital or operating expenditures. Such measures might not be sufficient to enable us to service our debt. In addition, any such financing or refinancing might not be available on economically favorable terms or at all. If we are not able to generate sufficient cash flow to meet our debt service obligations or are forced to take additional measures to be able to service our indebtedness, our business and results of operations could be materially and adversely affected.

We obtain a significant portion of our business through competitive bidding in response to government requests for proposals (RFPs). We may not be awarded contracts through this process on the same level in the future as in the past and may not re-win contracts. If we fail to accurately estimate the factors upon which we base our contract pricing, we may generate less profit than expected or incur losses on those contracts.

        In order to market our services to clients, we are often required to respond to government-issued RFPs to compete for a contract. This requires that we accurately estimate our cost structure for servicing a proposed contract, the time required to establish operations, and likely terms of any proposals submitted by our competitors. We must also assemble and submit a large volume of information within an RFP's rigid timetable, and our ability to provide timely and complete responses to RFPs will greatly impact our business. Should any part of our business suffer a negative event, for example, a client dispute or a government inquiry, we may be required to disclose the occurrence of that event in an RFP, which could impact our ability to win the contract at issue. We cannot assure you that we will continue to obtain contracts in response to government RFPs, that we will be successful in re-winning contracts after they expire, or that our proposals will result in profitable contracts. In addition, if we are unable to win particular contracts, we may be precluded from entering certain client markets for a number of years. If we are unable to consistently win new contract awards over any extended period, our business and prospects will be adversely affected.

        Our pricing is dependent on our internal forecasts and predictions about our projects and the marketplace, which might be based on limited data and could turn out to be inaccurate. A majority of our contracts are contingency fee based. For contingency fee based offerings, we receive our fee based on recoveries received by our clients. To earn a profit on a contingency fee offering, we must accurately estimate costs involved and outcomes likely to be achieved, and assess the probability of completing multiple tasks and transactions within the contracted time period. Some of our contracts with the federal government are cost-plus or time-and-material based. Revenue on cost-plus contracts is recognized based on costs incurred plus an estimate of the negotiated fee earned. If we do not accurately estimate the costs and timing for completing projects, or if we encounter increased or unexpected costs, delays, failures, liabilities, or risks, including those outside our control, our contracts could prove unprofitable for us or yield lower profit margins than anticipated. Although we believe that we have recorded adequate provisions in our financial statements for losses on our fixed-price and cost-plus contracts where applicable, as required under United States generally accepted accounting principles, or U.S. GAAP, we cannot assure you that our contract loss provisions will be adequate to cover all actual future losses.

The U.S. government's determination to award a contract may be challenged by an interested party. As a result, even if we win a bid, the contract may be delayed or may never be implemented if such a challenge is successful.

        The laws and regulations governing procurements of goods and services by the U.S. government provide procedures by which other bidders and other interested parties may challenge the award of a government contract. Challenges or protests to government awards may be filed even if there are no valid legal grounds on which to base the protest. If any such protests are filed, the government agency may decide to withhold a contract award or suspend performance under the contract while the protest is being considered by the GAO or the applicable federal court, or may choose to take corrective action on its own, in each case, potentially delaying the start of the contract. If we are the original awardee of a protested contract, we could be forced to expend considerable funds to defend a potential award, while also incurring expenses to maintain our ability to timely start implementation in case the protest is resolved in our favor. In the event of irregularities we perceive or learn of in the award or bidding process, we also may be forced to file protests in response to RFP awards to competitors, at significant cost to us.

        If a protest is successful or if the government agency chooses to take corrective action and does not uphold its original award, a contract award may be terminated or the government agency may opt to solicit new bids and award a new contract. If a contract we are awarded is protested, it can take many months over several quarterly periods to resolve protests, and even if it is resolved in our favor, the resulting delay in the start-up and funding of our work under the contracts may cause our actual results to differ materially and adversely from those anticipated. We cannot assure you that we will prevail if a contract we are awarded is protested or that if we protest an award we will be successful. Extended implementation delays or successful challenges of our contract awards could have a material adverse effect on our financial condition or results of operations.

We depend on many different entities to supply information. If we are unable to successfully manage our relationships with a number of these suppliers, the quality and availability of our services may be harmed.

        We obtain data used in our services from many sources, including commercial insurance plans, financial institutions, managed care organizations, government entities, and non-government clients. From time to time, challenges arise in managing and maintaining our relationships with these entities that are not our clients, and that furnish information to us pursuant to a combination of voluntary cooperation and legal obligation under laws and regulations that are often subject to differing interpretation. If a number of information sources or suppliers cease to be able or willing to provide us with certain data under terms of use that are acceptable to us and our clients, or if the applicable regulatory and law enforcement regime for use and protection of this data changes in a way that imposes unacceptable or unreasonable conditions or risks on us or disincentivizes our suppliers to continue to provide us with data, we cannot assure you that we will be able to obtain new agreements with alternative data suppliers on terms favorable to us, or at all. If we are unable to identify and reach the requisite agreements with suitable alternative data suppliers and integrate these data sources into our service offerings, we could experience service disruptions, increased costs, reduced quality of our services, and/or performance penalties under our client contracts.

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

        From time to time, we may engage subcontractors, teaming partners, or other third parties to provide our clients with a single-source solution for a broader range of service needs. Similarly, we are and may in the future be engaged as a subcontractor to a third party prime contractor. Subcontracting arrangements pose unique risks to us because we do not have control over the client relationship, and our ability to generate revenue under the subcontract is dependent on the prime contractor, its performance and relationship with the client, and its relationship with us. While we believe that we perform appropriate due diligence on our prime contractors, subcontractors, and teaming partners, we cannot guarantee that those parties will comply with the terms set forth in their agreements with us or in the case of a prime contractor, the agreement with the client, be reasonable in construing their contractual rights and obligations, or always act appropriately in dealing with us or clients. We may have disputes with our prime contractors, subcontractors, teaming partners, or other third parties arising from the quality and timeliness of work being performed, client concerns, contractual interpretations, or other matters. Performance deficiencies or misconduct by our prime contractors or subcontractors or perceived performance deficiencies by us could result in a contract termination and/or could adversely affect our client relationships and reputation. We may be exposed to liability if we lose or terminate a subcontractor or teaming partner due to a dispute, and subsequently have difficulty engaging an appropriate replacement or otherwise performing their functions in-house, such that we fail to fulfill our contractual obligations to our client. In the event a prime contract, under which we serve as a subcontractor, is terminated, whether for non-performance by the prime contractor or otherwise, then our subcontract will similarly terminate and we could face contractual liability and the resulting contract loss could adversely affect our business, financial condition and results of operations.

We use software vendors, utility providers and network providers in our business and could be materially adversely affected if they cannot deliver or perform as expected or if our relationships with them are terminated or otherwise change.

        Our ability to service our clients and deliver and implement solutions requires that we work with certain third party providers, including software vendors, utility and network providers, and depends on their meeting our expectations in both timeliness and quality. Our business could be materially and adversely affected and we might incur significant additional liabilities if the services provided by these third party providers do not meet our expectations, or if they terminate or refuse to renew their relationships with us, or were to offer their products to us in the future on less advantageous terms. In addition, while there are backup systems in many of our operating facilities, an extended outage of utility or network services may have a material adverse effect on our business, financial condition, results of operations, and cash flow.

If we are unable to protect our intellectual property rights the value of our products and services may be diminished and our business may be adversely affected.

        Our expanding operations and efforts to develop new products and services also make protection of our intellectual property more critical. The steps we have taken to deter misappropriation of intellectual property may be insufficient to protect our proprietary information. From time to time, competitors have attempted to use state open records and/or federal Freedom of Information Act laws to try and obtain our proposal responses. We cannot be certain that our efforts to protect these confidential and proprietary elements will always be successful, due to the many factors that go into the various state and federal decisions to release information (even in spite of our objections and responses). In addition, misappropriation of our intellectual property by third parties, or any disclosure or dissemination of our business intelligence, queries, algorithms and other similar information by any means, could undermine any competitive advantage we currently derive or may derive. On the other hand, third parties may claim that we are infringing upon or misappropriating their intellectual property. Any of these situations could result in our expending significant time and incurring expense to defend ourselves or to enforce our intellectual property rights and could result in our being prevented from furnishing certain products and services. Although we have taken measures to protect our proprietary rights, we cannot assure you that others will not compete with our business by offering products or concepts that are substantially similar to ours. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties or our employees, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our products and services, which could have an adverse effect on our business and financial results.

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

        Similarly, other state or federal limitations on outsourcing certain types of work to vendors that supplement our own workforce could make it more difficult for us to fulfill our contracts in a cost-effective manner. Certain segments of our operations use or involve vendor or subcontractor personnel located outside of the United States, who may (under carefully controlled circumstances) access certain PHI in the course of assisting us with various elements of the services we provide to our clients. There is, however, increasing pressure from an expanding number of sources to prohibit the use of off-shore labor, particularly on government contracts. The federal government and a number of states have considered laws and/or issued rules and orders that would limit, restrict or wholly prohibit the use of off-shore labor in performance of government contracts, or impose sanctions for the use of such resources. Some of our clients have already chosen to contractually limit or restrict our ability to use off-shore resources. Intensified restrictions of this type or associated penalties could raise our costs of doing business, expose us to unexpected fines or penalties, increase the prices we must charge to clients to realize a profit, and eliminate or significantly reduce the value of existing contracts or potential contract opportunities, any of which could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to realize the entire book value of goodwill and other intangible assets from acquisitions.

        As of December 31, 2013, we have approximately $361.5 million of goodwill and $95.3 million of intangible assets. We assess goodwill and other intangible assets at least annually for impairment in the second quarter of each year, or more frequently if certain events or circumstances warrant. In the event that the book value of goodwill is impaired, any such impairment would be charged to earnings in the period of impairment. We cannot assure you that future impairment of goodwill will not have a material adverse effect on our business, financial condition, results of operations and cash flow.

Our success may depend on the continued service and availability of key personnel and we may be unable to attract and retain sufficient qualified personnel to properly operate our business.

        Our success and future growth is dependent upon the ability of our executive officers and our senior managers to generate business and execute on our business plans successfully. We have experienced executive turnover in the past year and have hired a number of new executive officers. We may face challenges in effectively managing our operations as they learn about our company and business and develop working relationships with our other executive officers and their staff. Our ability to execute on our business plans will be impacted if our management team cannot work together effectively, or if other members of our senior management team resign.

        In addition, our success requires that we attract, develop, motivate, and retain experienced and innovative executive officers, senior managers who have successfully managed or designed government services programs or who have relevant experience in other sectors of the data management or healthcare industry, and information technology professionals who have designed or implemented complex information technology projects. Innovative, experienced, and technologically proficient individuals are in great demand and are likely to remain a limited resource. We cannot assure you that we will be able to continue to attract and retain the most capable and desirable executive officers and senior managers. The loss of the services of one or more of our key employees or the loss of significant numbers of senior managers or information technology professionals could adversely affect our business, financial condition, results of operations, and cash flow.

Our ability to execute on contracts is dependent on our ability to attract and retain qualified employees.

        Our delivery of services is labor-intensive. When we are awarded a contract, we must quickly hire project leaders, case management staff, and other personnel with the specific qualifications required by our contracts. The additional staff also creates a concurrent demand for increased administrative personnel. Our ability to maintain our productivity and profitability is limited by our ability to recruit, employ, train, and retain the skilled personnel necessary to fulfill our contractual requirements. The success of recruitment and retention strategy depends on a number of factors, including the competitive demands for employees having the skills we need and the level of compensation required to hire and retain such employees. We cannot assure you that we will be able to recruit the appropriate personnel in the timeframe required to fulfill our contractual obligations, that we will be successful in maintaining the personnel necessary to operate efficiently and support our business, or that if our recruitment and retention strategies are successful, our labor costs will not increase significantly. Our inability to hire sufficient personnel on a timely basis and without significantly increasing our labor costs could adversely affect our business, financial condition, results of operations and cash flow.

Our health insurance coverage and self-insurance reserves may not cover future claims.

        We maintain various insurance policies for employee health, Workers' Compensation, general liability, and property damage. We are self-insured for our health plans, and have purchased a fully-insured stop loss policy to help offset our liability for both individual and aggregate claim costs. We are also responsible for losses up to a certain limit for Workers' Compensation, general liability, and property damage insurance.

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

        The market price of our common stock has fluctuated widely and may continue to do so. During the 52-week period ended February 21, 2014, the closing price of our common stock on the NASDAQ Global Select market ranged from a high of $31.93 per share, to a low of $17.39 per share. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. Some of these factors are:

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

  •
  any other changes in the amount of our outstanding shares, including as a result of share repurchases;

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

        Our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of "blank check" preferred stock with such designations, rights and preferences as may be determined by our Board of

Directors. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights, that could adversely affect the voting power or other rights of holders of our common stock. In the event of issuance, preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying, or preventing a change in control. Although we have no present intention to issue any shares of preferred stock, we cannot assure you that we will not do so in the future. In addition, our by-laws provide for a classified Board of Directors, which could also have the effect of discouraging a change of control.

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

We previously identified a material weakness in our internal control over financial reporting that existed as of September 30, 2013. While this material weakness has been adequately remediated as of the date of this Report, if we identify and fail to properly remediate any future weaknesses or deficiencies or maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired and investors' views of us could be harmed.

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As previously disclosed, management identified a material weakness in our internal control over financial reporting, which existed as of September 30, 2013 and was determined to have been remediated as of December 31, 2013. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

        If we identify and are unable to remediate any additional material weaknesses or significant deficiencies in our internal control in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and NASDAQ, we could face severe consequences from those authorities. In either case, there could result a material adverse effect on our business. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        In June 2010, we purchased the 223,000 square foot office building in Irving, Texas that serves as our corporate headquarters and as the primary center for our operational activities. As of December 31, 2013, we leased approximately 304,000 square feet of office space in 32 other locations throughout the United States, the leases for which have expiration dates later in 2014 and through 2021. See Note 13 of the Notes to Consolidated Financial Statements for additional information about our lease commitments. In general, we believe our facilities are suitable to meet our current and reasonably anticipated needs.

Item 3.    Legal Proceedings.

        Legal proceedings to which we are a party are not expected to have a material adverse effect on our financial position, results of operations, or liquidity.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Repurchases of Shares of Common Stock

        In October 2012, our Board of Directors authorized us to repurchase up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions, for a period of up to two years. During the fourth quarter of 2013, we purchased $25.0 million of our common stock pursuant to this authorization. A summary of the repurchases of our common stock during the quarter is set forth below. Repurchased shares will be available for use in connection with our stock plans and for other corporate purposes.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum number of Shares that May Yet Be Purchased Under the Program
November 18, 2013 to December 3, 2013	1,101,458	$22.65	1,101,458	—

Total	1,101,458	$22.65	1,101,458	—

(1)
Represents shares repurchased through our publicly announced Share Repurchase Plan.

Market Information

        Our common stock is included in the NASDAQ Global Select Market, under the symbol HMSY. The table below summarizes the high and low sales prices per share for our common stock for the periods indicated, as reported on the NASDAQ Global Select Market.

	High	Low
Year ended December 31, 2013
Quarter ended December 31, 2013	$23.60	$17.39
Quarter ended September 30, 2013	$26.77	$21.43
Quarter ended June 30, 2013	$28.13	$21.89
Quarter ended March 31, 2013	$31.93	$25.53
Year ended December 31, 2012
Quarter ended December 31, 2012	$33.64	$18.50
Quarter ended September 30, 2012	$37.19	$30.35
Quarter ended June 30, 2012	$34.20	$22.80
Quarter ended March 31, 2012	$34.98	$28.73

Holders

        As of the close of business on February 12, 2014, there were 384 holders of record of our common stock.

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

Comparative Stock Performance Graph

        The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholders return of the NASDAQ Composite Index, the NASDAQ Computer and Data Processing Index and the NASDAQ Health Services Index assuming an investment of $100 on December 31, 2008 and the reinvestment of dividends through fiscal year ended December 31, 2013.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
HMS Holdings Corp.	$100.00	$154.47	$205.49	$304.38	$246.70	$216.05
NASDAQ Composite	$100.00	$144.88	$170.58	$171.30	$199.99	$283.39
NASDAQ Computer & Data Processing	$100.00	$165.29	$179.77	$177.69	$191.22	$290.35
NASDAQ Health Services	$100.00	$118.31	$122.82	$111.62	$117.99	$163.12

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

Item 6.    Selected Financial Data.

        The following table sets forth selected consolidated financial data at and for each of the five fiscal years in the period ended December 31, 2013. It should be read in conjunction with the Consolidated Financial Statements and Supplementary Data thereto, included in Item 8 of this Annual Report and Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Annual Report.

	Year ended December 31,
	2013	2012	2011	2010	2009
Statement of Operations Data:
(in thousands, except per share data)
Revenue	$491,762	$473,696	$363,826	$302,867	$229,237
Operating expenses	414,584	374,184	282,955	236,123	177,369

Operating income	77,178	99,512	80,871	66,744	51,868
Interest expense	(12,460)	(16,561)	(605)	(94)	(1,080)
Interest income	71	12	65	94	226
Other Income (expense), net	801	382	632	(69)	—

Income before income taxes	65,590	83,345	80,963	66,675	51,014
Income tax expense	25,593	32,829	33,178	26,583	20,966

Net income and comprehensive income	$39,997	$50,516	$47,785	$40,092	$30,048

Net Income Per Common Share:
Basic net income per common share
Net income per common share—Basic	$0.46	$0.59	$0.56	$0.49	$0.38

Diluted net income per common share
Net income per common share—Diluted	$0.45	$0.57	$0.55	$0.47	$0.36

Weighted average shares:
Basic	87,598	86,204	84,588	81,762	78,330

Diluted	88,344	88,365	87,444	85,375	82,862

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data
(in thousands)
Cash and cash equivalents	$93,366	$135,227	$97,003	$94,836	$64,863
Working capital	$199,069	$205,537	$169,862	$147,546	$113,967
Total assets	$878,602	$926,052	$869,331	$352,905	$270,644
Revolving credit facility	$232,796	—	—	—	—
Term loan, less current portion	—	$297,500	$332,500	—	—
Shareholders' equity	$502,439	$462,874	$391,237	$307,638	$238,293

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

        Under our Medicare RAC contract with CMS, we recognize revenue when claims are sent to CMS for offset against future Medicare claims payments. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS. We accrue an estimated liability for appeals based on the amount of fees that are subject to appeals, closures and other adjustments and which we estimate are probable of being returned to providers following a successful appeal. This estimated liability for appeals is an offset to revenue in our Consolidated Statements of Comprehensive Income. Our estimates are based on our historical experience with appeals activity under our Medicare RAC contract. The estimated liability of appeals of $41.9 million at December 31, 2013, and $27.3 million as of December 31, 2012, represents our estimate of the potential amount of repayments related to appeals of claims for which fees were previously collected. This is reflected as a separate line item in the current liabilities section of our balance sheet titled "Estimated liability for appeals" to reflect our estimate of this liability. To the extent the amount to be returned to providers following a successful appeal exceeds the amount accrued, revenue in the applicable period would be reduced by the amount of the excess.

        As of December 31, 2013, we have accrued an estimated liability for appeals and estimated allowance for appeals based on our historical experience with appeals activity under our Medicare RAC contract. At this time, we do not believe that we face a risk of significant loss in excess of the amounts accrued. Accordingly, we believe that an estimate of any possible loss in excess of the amounts accrued is immaterial. Any future changes to the Medicare RAC contract may require us to apply different assumptions that could affect our estimated liability for appeals in future periods. We similarly accrue an allowance against accounts receivable related to fees yet to be collected, based on the same estimates used to establish the estimated liability for appeals of fees received. Our inability to correctly estimate the estimated liabilities and allowance against accounts receivable could adversely affect our revenue in future periods.

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

        Valuation of Goodwill:    We assess goodwill at least annually for impairment in the second quarter of each year and more frequently if certain events or circumstances warrant. We test goodwill for impairment at the reporting unit level. HMS and HDI reporting units are aggregated into a single reporting unit for the purposes of the goodwill impairment test. The single reporting unit is at the entity level of HMS Holdings Corp. We make certain judgments and assumptions in allocating cost to assets and liabilities to determine carrying values for our reporting unit. Impairment testing is performed in two steps: (i) we determine impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, we measure the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The impairment test for intangible assets encompasses calculating a fair value of an intangible asset and comparing the fair value to its carrying value. If the carrying value exceeds the fair value, impairment is recorded.

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

        Estimating valuation allowances and accrued liabilities, such as bad debt:    The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reported period. In particular, management must make estimates of the probability of collecting our accounts receivable. When evaluating the adequacy of the allowance for doubtful accounts, management reviews our accounts receivable based on an analysis of historical bad debts, client concentrations, client credit-worthiness, current economic trends and changes in our client payment terms. As of December 31, 2013 and 2012, the accounts receivable balance was $171.7 million and $156.8 million, respectively, net of allowance for doubtful accounts of $0.9 million and $0.8 million, respectively and estimated allowance for appeals, closures and other adjustments of $13.9 million and $7.0 million, respectively.

        Stock-based Compensation:    We grant stock options to purchase our common stock, restricted stock awards and restricted stock units to our employees and directors. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, which is generally the vesting period.

        We estimate the fair value of options granted using the Black-Scholes and the Monte Carlo option pricing models. The application of these valuation models involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. The Black-Scholes and Monte Carlo models incorporate the expected term of the option, the expected volatility of the price of our common stock, risk free interest rates and the expected dividend yield of our common stock. Expected volatilities are calculated based on the historical volatility of our stock. Management monitors stock option exercises and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected terms of options granted are based on our historical experience for similar types of stock option awards. The risk-free interest rate for periods within the contractual life of the option is based on the interest rate of U.S. Treasury Note's with the same expected term of the grant. All share based payment awards are amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

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

        Our clients are CMS; state Medicaid agencies; commercial health plans, including Medicaid managed care, Medicare Advantage, and group health lines of business; government and private employers; PBMs; child support agencies; the VHA; and other healthcare payers and sponsors.

        Our largest client in 2013 was CMS, which accounted for 22.3%, 18.2% and 2.4% of our total revenue for the years ended December 31, 2013, 2012 and 2011, respectively. CMS has been our client since 2006 and since that time we have performed work for CMS directly and as a subcontractor, under several contracts. Our largest contract with CMS is through HDI, under which HDI has served as the Medicare RAC for Region D since October 2008 and which, after multiple contract modifications, now provides for a term that expires in April 2016. For the year ended December 31, 2013, revenue recognized under this agreement was $108 million. In February 2013, CMS began the reprocurement process for the Medicare Recovery Audit Program contracts. After a protest was filed on the initial Request for Quote (RFQ), CMS took corrective action and between December 2013 and January 2014, issued five new RFQs for the Medicare Recovery Audit Program contracts. The new RFQs have been protested, including by us, and we are awaiting the Government Accountability Office's (GAO's) decision on the protests, which is expected during the second quarter of 2014. On February 18, 2014, CMS announced its decision to pause the operations of the current Medicare Recovery Auditors, establishing June 1, 2014 as the last day that we can submit improper payment files for processing. Given that the Medicare Recovery Auditor contract with CMS is one of our largest contracts and represents a significant potential business opportunity for us; our business and results of operations would be adversely affected if we are not awarded a region or if we are awarded a region but on substantially different terms to our current contract, or if the reprocurement process, including resolution of the protests, takes longer than we anticipate.

        On October 1, 2013, CMS Rule 1599-F "Hospital Inpatient Admission Order and Certification and 2 Midnight Benchmark for Inpatient Hospital Admissions for the FY 2014 Inpatient Prospective Payment System (IPPS)/Long-Term Care Hospital (LTCH)," became effective. Rule 1599-F redefines the requirements for an inpatient stay with a new formal time-based standard, a "Two Midnight" stay, which will justify an inpatient admission based on a patient's time in the hospital, physician expectation, and appropriate documentation for a stay that is medically necessary. CMS has suspended the review by Medicare RACs of inpatient hospital claims paid between October 1, 2013 and September 30, 2014 for a determination of whether the inpatient hospital admission and patient status was appropriate. In connection with this audit suspension, CMS announced that it has initiated a provider education and compliance review program and stated that it will re-evaluate the retrospective review strategy after it has evaluated the results of the compliance review.

        These reviews have historically been a significant finding for the Recovery Audit program; as a result, Rule 1599-F and the suspension of these reviews by the Medicare RACs could have a material negative impact on our revenue if we are awarded a new Medicare contract going forward, depending upon, among other factors, how the rule is applied by providers and the review strategies ultimately approved by CMS.

        Our 2013 revenue increased to $491.8 million, $18.1 million over 2012 revenue, primarily as a result of the addition of new clients and the expansion of services to existing clients. In addition, state governments have increased their use of vendors for coordination of benefits and other cost containment functions and we have been able to increase our revenue through these initiatives. As of December 31, 2013, we served CMS, the VHA, 46 state Medicaid agencies and the District of Columbia. We also provided services to approximately 160 commercial clients and supported their multiple lines of business, including Medicaid managed care, Medicare Advantage, and group health. We also act as a subcontractor for certain business outsourcing and technology firms.

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

        Since 2011, we have made the following material acquisitions of companies and businesses:

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

  •
  MedRecovery Management, LLC.  In December 2012, we acquired the assets and liabilities of MRM, which provides Workers' Compensation recovery services for commercial health plans, for an aggregate purchase price of $11.7 million, consisting of a $10.8 million initial cash payment and $0.9 million in future contingent payments that are based on the achievement of certain performance milestones.

Healthcare Environment

        In March 2010, the ACA was signed into law and in June 2012, the US Supreme Court upheld the constitutionality of the ACA, ruling that the federal government could not condition continued receipt of a State's existing Medicaid funding on its agreement to implement the Medicaid expansion. As a result, states choosing not to expand their Medicaid programs will forgo only the federal matching funds associated with such expanded coverage. As a result of the ACA, states face increasing pressure to cover more individuals even as many of them are projecting significant budget deficits. As of January 2014, Medicaid expansion has begun in 25 states, with some implementing early, some as of January 1, 2014 and some phasing in over time.

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

        In response to pressures to contain the growth of state and federal Medicaid spending and to concerns about access to healthcare for low-income individuals, the use of managed care arrangements in Medicaid continues to grow dramatically. As of year-end 2013, 38 states and Washington, D.C. contract with managed care organizations to provide care to some or all of their Medicaid beneficiaries. In addition, many states are expanding the use of managed care organizations into new regions of the state or using them to serve more complex beneficiaries. Of the 26 states and Washington, D.C. that are expanding Medicaid eligibility levels this year pursuant to the ACA, just three of those do not use Medicaid managed care organizations. It is expected that the majority of new lives entering the Medicaid program as a result of the ACA will be enrolled in managed care organizations.

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

Years Ended December 31, 2013 and 2012

        The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Comprehensive Income expressed as a percentage of revenue:

	Years ended December 31,
	2013	2012
Revenue	100.0%	100.0%

Cost of service
Compensation	37.8%	34.1%
Data processing	7.5%	6.6%
Occupancy	3.7%	3.7%
Direct project costs	9.4%	11.7%
Other operating costs	5.4%	4.3%
Amortization of intangibles	6.5%	6.9%

Total cost of services	70.3%	67.3%
Selling, general and administrative expenses	14.0%	11.7%

Total operating expenses	84.3%	79.0%

Operating income	15.7%	21.0%
Interest expense	(2.6)%	(3.5)%
Other income/(expense), net	0.2%	0.1%
Interest income	—	—

Income before income taxes	13.3%	17.6%
Income taxes	(5.2)%	(6.9)%

Net income and comprehensive income	8.1%	10.7%

Operating Results

        Revenue for the year ended December 31, 2013 was $491.8 million, an increase of $18.1 million, or 3.8%, from revenue of $473.7 million for the year ended December 31, 2012, with $21.3 million attributable to new contracts. Organic growth in existing client accounts together with changes in the yield and scope of those client projects and differences in the timing of when client projects were completed in the current year compared to prior year provided an increase of $5.6 million. These increases in revenue were offset by a reduction of $8.8 million resulting from contracts that expired during 2013.

        Compensation expense as a percentage of revenue was 37.8% for the year ended December 31, 2013, compared to 34.1% for the prior year. Compensation expense was $185.8 million for 2013, an increase of $24.3 million, or 15.0%, from the prior year compensation expense of $161.5 million. This increase reflects $15.2 million in additional salary expense. Average salary expense per employee increased by 2.7% over average salary expense last year due to annual salary increases. There was a $5.7 million increase in incentive compensation related to retention bonuses paid in the year, sign-on bonuses, and annual bonus accrual for bonuses that will be paid in the first quarter of 2014. Employee benefits expense increased by $2.8 million, or approximately 10.2%. This increase was related to increases in employer payroll taxes and other benefits expenses. Severance expense increased by $0.6 million related to our restructuring initiatives. For the year ended December 31, 2013, we averaged 2,421 employees, an 8.6% increase over the year ended December 31, 2012, during which we averaged 2,229 employees. This increase primarily reflects the addition of staff in the areas of information technology and product delivery.

        Data processing expense as a percentage of revenue was 7.5% for the year ended December 31, 2013, compared to 6.6% for the prior year. Data processing expense was $37.1 million for 2013, an increase of

$5.6 million, or 17.9%, from the prior year data processing expense of $31.5 million. Improvements to our technology infrastructure and the requirement for higher transaction capacity resulted in higher expenses in 2013. Additional hardware costs of $4.0 million was primarily related to maintenance expense, hosting costs and depreciation expense and additional software costs of $1.6 million was primarily related to software maintenance.

        Occupancy expense as a percentage of revenue was effectively flat year over year. Occupancy expense was $18.4 million for 2013, an increase of $0.9 million, or 5.4%, from the prior year occupancy expense of $17.5 million. This increase was primarily related to our assuming full occupancy of our Irving, Texas office building in 2013. In the prior year, a portion of that building was rented to tenants, as a result, occupancy costs related to the rented portion of the building were netted against rental income and recorded in Other Income. For the year ended December 31, 2013 occupancy cost increases relating to our Irving, Texas office building contributed $0.7 million of additional costs over the prior year, which includes depreciation of building improvements and common area maintenance expenses. Additionally, in 2013, we closed four of our smaller offices, and relocated two other offices, which contributed approximately $0.2 million of losses related to fixed asset disposals.

        Direct project expense as a percentage of revenue was 9.4% for the year ended December 31, 2013, compared to 11.7% for the prior year. Direct project expense for the current period was $46.3 million, a $9.0 million, or 16.2%, decrease compared to direct project expense of $55.3 million for the prior year. The reduction reflects a $6.9 million decrease in temporary employee costs, as full time employees were utilized in the verification process as opposed to temporary employees. A $1.5 million decrease in subcontractor expenses primarily related to a large project wind-down and reductions in subcontractors used to support a major client. A $1.1 million decrease in data costs resulted from a reduction in the number of patient charts we were allowed to request as part of our recovery audit activities. A $0.8 million decrease in travel expense was related to cost control efforts. A $0.5 million decrease in postage and delivery expense resulted from electronic data retrieval. Supplies expenses decreased by $0.4 million. These decreases were partially offset by increases of $1.3 million in electronic data conversion expenses and $0.9 million in provision for bad debt.

        Other operating expenses as a percentage of revenue were 5.4% for the year ended December 31, 2013, compared to 4.3% for the prior year. Other operating expenses for 2013 were $26.5 million, an increase of $5.9 million, or 28.7%, from the prior year expense of $20.6 million. This increase primarily resulted from a $2.6 million increase in professional and subcontractor fees. The reversal, in September 2012, of $2.3 million in contingent consideration related to our AMG-SIU acquisition contributed to the increase compared to last year. Finally, there was a $1.0 million increase in office-related expenses, including postage, delivery and supplies.

        Amortization of acquisition-related software and intangible expense as a percentage of revenue was 6.5% for the year ended December 31, 2013, compared to 6.9% for the prior year. Amortization of acquisition-related software and intangibles expense for 2013 was $31.7 million, a decrease of $0.9 million, or 2.5%, compared to the prior year expense of $32.6 million. This expense consists primarily of amortization of client relationships, trade names and software and includes a decrease of $2.3 million in expenses related to the completion of trade name and software intangible amortization from prior acquisitions, primarily that of BSPA in 2006. This decrease was offset by an increase of $1.5 million in amortization expense related to our acquisition of MRM in December 2012.

        Selling, general and administrative expenses as a percentage of revenue were 14.0% for the year ended December 31, 2013, compared to 11.7% for the prior year. Selling, general and administrative expenses for 2013 were $68.7 million, an increase of $13.4 million, or 24.3%, compared to the prior year expense of $55.3 million. Incremental costs include a $5.5 million increase in compensation expense. This increase represents $2.9 million of additional stock compensation, $1.5 million of additional salaries expense, $0.4 million of severance expense, $0.4 million of fringe benefits expense and $0.3 million of additional variable compensation. Data processing expense increased by $0.8 million relating to higher software and equipment expenses. Occupancy expenses increased by $0.3 million due to additional space utilized in our corporate headquarters. Other expenses increased by $6.8 million primarily due to an increase in legal expenses of $6.6 million. During the year ended December 31, 2013, we averaged 208 employees in the sales, general and administrative group, a 0.5% decrease over our average of 209 employees in that group during the year ended December 31, 2012.

        Operating income for the year ended December 31, 2013 was $77.2 million, or 15.7% of revenue, compared to $99.5 million, or 21.0% of revenue, for the prior year. This decrease as a percentage of revenue was primarily the result of increases in investment in our technology infrastructure in the year ended December 31, 2013.

        Interest expense was $12.5 million for the year ended December 31, 2013, compared to $16.6 million for the same period in 2012. Interest expense represents borrowings under our revolving credit facility, amortization of deferred financing costs, commitment fees for our revolving credit facility and issuance fees for our Letter of Credit. The decrease of $4.1 million compared to the prior year primarily relates to the reduction in debt interest expense, both due to the more favorable interest rate in our revolving credit facility and a reduction in principal balance. Interest income was $72,000 for the year ended December 31, 2013, compared to interest income of $12,000 for the year ended December 31, 2012. Other income increased to $0.8 million for the year ended December 31, 2013 from $0.4 million for the year ended December 31, 2012. Other income in the current year represents a release of $0.8 million of the funds held in escrow related to our HDI acquisition. This increase was partially offset by a $0.4 million reduction in tenant income for leases associated with our Irving, Texas building. During 2013, we assumed full occupancy of that building.

        We recorded income tax expense of $25.6 million for the year ended December 31, 2013, compared to income tax expense of $32.8 million for the year ended December 31, 2012, a decrease of $7.2 million. Net income before taxes decreased $17.7 million year over year which caused a decrease in tax expense of $7.2 million. Our effective tax rate decreased from 39.4% to 39.0%, primarily due to a change in state apportionments and permanent differences. The principal difference between the statutory rate and our effective rate is state taxes and permanent differences.

        Net income and comprehensive income of $40.0 million for the year ended December 31, 2013 represents a decrease of $10.5 million compared to net income for the same period in 2012 of $50.5 million.

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

        Selling, general and administrative expenses as a percentage of revenue were 11.7% for the year ended December 31, 2012, compared to 13.5% for the prior year. Selling, general and administrative expenses for 2012 were $55.3 million, an increase of $6.1 million, or 12.5%, compared to the prior year expense of $49.2 million, of which $7.3 million relates to additional costs associated with our 2011 acquisition of HDI. Additional increases include a $1.5 million increase in compensation expense. Data processing expense increased by $1.4 million relating to higher software and equipment expenses. Occupancy expenses increased by $0.3 million due to additional space requirements. Other expenses decreased by $4.4 million primarily due to a decrease in acquisition-related transaction costs. During the year ended December 31, 2012, we averaged 209 employees in the sales, general and administrative group, a 71.3% increase over our average of 122 employees in that group during the year ended December 31, 2011.

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

Liquidity and Capital Resources

        At December 31, 2013, our cash and cash equivalents and net working capital were $93.4 million and $199.1 million, respectively.

        In connection with our acquisition of HDI, we entered into a five-year, revolving and term secured credit agreement, which we refer to as the 2011 Credit Agreement, with certain financial institutions and Citibank, N.A. as Administrative Agent. In May 2013, we amended and restated the 2011 Credit Agreement and entered into a $500 million five-year, amended and restated revolving credit agreement, which we refer to as the 2013 Credit Agreement. Under specified circumstances, the revolving credit facility under the 2013 Credit Agreement can be increased or one or more incremental term loan facilities can be added. Our obligations and any amounts due under the 2013 Credit Agreement are guaranteed by our material subsidiaries and secured by a security interest in all or substantially all of our and our subsidiaries' physical assets. As of December 31, 2013, the outstanding principal balance due on the revolving credit facility was $232.8 million.

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

        The interest rates applicable to the revolving credit facility are, at our option, either (a) the LIBOR multiplied by the statutory reserve rate plus an interest margin ranging from 1.50% to 2.25% based on our consolidated leverage ratio, or (b) a base rate (which is equal to the greatest of (a) Citibank's prime rate, (b) the federal funds effective rate plus 0.50% and (c) the one-month LIBOR plus 1.00% plus an interest margin ranging from 0.50% to 1.25% based on our consolidated leverage ratio). We will pay an unused commitment fee on the revolving credit facility during the term of the 2013 Credit Agreement ranging from 0.375% to 0.50% per annum based on our consolidated leverage ratio.

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

        As of December 31, 2013, we were in compliance with all the terms of 2013 Credit Agreement.

        Borrowings under the 2013 Credit Agreement were used to refinance the outstanding principal and unpaid interest of $323.8 million and $1.1 million, respectively, under the term loan facility of the 2011 Credit Agreement. We paid lender fees of $2.9 million in connection with amending and restating the Credit Agreement.

        As of December 31, 2013, we had incurred $8.2 million of interest on the outstanding principal and $0.9 million in commitment fees on the revolving credit facility. The loan origination fee and issuance costs of $15.6 million incurred upon consummation of the Credit Agreement have been recorded as deferred financing costs and are being amortized as interest expense over the five year life of the Credit Agreement. For the year ended December 31, 2013, $3.1 million of the financing cost has been amortized to interest expense.

        As part of our contractual agreement with a client, we have an outstanding irrevocable letter of credit or Letter of Credit for $4.6 million, which we established against our existing revolving credit facility.

        We expect that operating cash flows will continue to be a primary source of liquidity for our operating needs. In addition, we have the revolving credit facility, which may be used for general corporate purposes, including acquisitions.

        The following tables, which should be read in conjunction with our Consolidated Statements of Cash Flows, represent the cash and cash equivalents, working capital and a summary of our cash flows at December 31, 2013 and 2012, respectively:

	December 31,
(In thousands)	2013	2012
Cash and cash equivalents	$93,366	$135,227
Working Capital	$199,069	$205,700

        A summary of our cash flows is as follows:

	December 31,
(In thousands)	2013	2012
Net cash provided by operating activities	$101,181	$83,039
Net cash used in investing activities	$(26,283)	$(38,074)
Net cash used in financing activities	$(116,759)	$(6,741)
Net (decrease)/increase in cash and cash equivalents	$(41,861)	$38,224

        We believe that our cash generating capability and financial condition, together with our funds available under our 2013 Credit Agreement, will be adequate to meet our operating, investing and financing needs. Our principal source of cash has been our cash flow from operations and our $500 million five-year revolving credit facility. The primary uses of cash are compensation expenses, data processing, direct project costs and selling, general and administration expenses and acquisitions. Other sources of cash include proceeds from exercise of stock options and tax benefits associated with stock option exercises. We expect that operating cash flows will continue to be a primary source of liquidity for our operating needs.

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

  •
  investments in our business;

  •
  business development activities; and

  •
  repayment of our revolving credit facility under our 2013 Credit Agreement.

        Cash Flows from Operating Activities    Net cash provided by operating activities for the year ended December 31, 2013 was $101.1 million, an $18.1 million increase over net cash provided by operating activities of $83.0 million for the year ended December 31, 2012. The increase was due to normal changes in our working capital accounts.

        The number of days sales outstanding as of December 31, 2013, net of estimated liability for appeals, increased to 105 days from 89 days at December 31, 2012 as a result of delays in our receipt of payment from several clients.

        The majority of our client relationships have been in place for several years. Our operating cash flows could be adversely affected by a decrease in a demand for our services or if one or more contracts with our largest clients is terminated or not re-awarded.

  Cash Flows from Investing Activities

        Net cash used in investing activities for the year ended December 31, 2013 was $26.3 million, an $11.8 million decrease compared to net cash used in investing activities of $38.1 million for the year ended December 31, 2012. The decrease primarily related to our 2012 acquisition of MRM for $12.4 million, a $3.1 million decrease in purchases of property and equipment and a $2.5 million decrease in investments in common stock. These decreases were partially offset by a $4.8 million inflow in the prior year period related to a certificate of deposit reaching maturity and a $1.4 million increase in investment in capitalized software.

  Cash Flows from Financing Activities

        Net cash used in financing activities for the year ended December 31, 2013 was 116.7 million, a $110.0 million increase over net cash used in financing activities of $6.7 million for the year ended December 31, 2012. This increase was primarily attributable to $95.0 million in payments toward the principal outstanding on our revolving credit facility and an increase of $14.4 million for treasury stock purchases.

Contractual Obligations

        The following tables represent the scheduled maturities of our contractual cash obligations and other commitments at December 31, 2013 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases(1)	$25,693	$7,860	$11,418	$3,752	$2,663
Revolving credit facility(2)	232,796	—	—	232,796	—
Interest expense(3)	20,461	4,734	14,162	1,565	—
Commitment fee(4)	5,871	1,358	4,064	449	—
Letter of Credit fee(5)	53	53	—	—	—
Capital leases(6)	2,855	1,679	1,176	—	—

Total	$287,729	$15,684	$32,820	$238,562	$2,663

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

(2)
Represents scheduled repayments of principal on the revolving credit facility under the terms of the 2013 Credit Agreement. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding the Credit Agreement.

(3)
Represents estimates of amounts due on revolving credit facility based on the interest rate as of December 31, 2013 and on scheduled repayments of principal. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding the 2013 Credit Agreement.

(4)
Represents the commitment fee due on the revolving credit facility. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding the 2013 Credit Agreement.

(5)
Represents the fees for the letter of credit established against the revolving credit facility. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding the Credit Agreement.

(6)
Represents the future minimum lease payments under capital leases.

        In May 1997, our Board of Directors authorized us to repurchase up to $10.0 million of shares of our common stock. We repurchased 4,988,538 shares in 1997, at an average price of $1.88 per share. In February 2006, our Board of Directors increased the aggregate purchase price to an amount not to exceed $20.0 million. We repurchased an additional 436,309 shares at an average price of $24.29 per share and completed the Share Repurchase Plan in May 2012.

        In October 2012, our Board of Directors authorized us to repurchase up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions, for a period of up to two years. During the fourth quarter of 2013, we purchased a total of 1,101,458 shares at an average price of $22.65 per share, which amounts to $25.0 million of our common stock pursuant to this authorization. Repurchased shares will be available for use in connection with our stock plans and for other corporate purposes.

        As part of our contractual agreement with a client, we have an outstanding irrevocable letter of credit for $4.6 million, which we established against our existing revolving credit facility.

Recent Accounting Pronouncements

        In December 2011, the Financial Accounting Standards Board, or FASB issued Accounting Standards Update (ASU) 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities, updated by ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of the company's financial statements to understand the effect of those arrangements on the company's financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. ASU 2011-11, as amended by ASU 2013-01, is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of this guidance did not have a material effect on our consolidated financial statements.

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

        In March 2013, FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation is Fixed at the Reporting Date, which addresses the recognition, measurement, and disclosure of certain joint and several obligations including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance will not have a material effect on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        At fiscal year-end 2013, we were not a party to any derivative financial instruments. We conduct all of our business in U.S. currency and hence do not have direct foreign currency risk. We are exposed to changes in interest rates, primarily with respect to our revolving credit facility under our 2013 Credit Agreement. If the effective interest rate for all of our variable rate debt were to increase by 100 basis points (1%), our annual interest expense would increase by a maximum of $2.3 million based on our debt balances outstanding at December 31, 2013. Further, we currently invest substantially all of our excess cash in short-term investments, primarily money market accounts, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact our interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of borrowings or excess cash balances. We do not consider this risk to be material. We manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

Item 8.    Financial Statements and Supplementary Data.

        The information required by Item 8 is found on pages 55 to 84 of this Annual Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 or the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As previously reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2013, management had identified as a material weakness that the Company had not designed adequate preventative and detective internal controls over accounting for significant infrequent and unusual transactions and that the Company lacked the resources with the necessary accounting expertise to operate these controls and properly account for such transactions. Management had therefore concluded that our internal controls over financial reporting were not effective as of September 30, 2013.

Remediation of Material Weakness

        During the fourth quarter of 2013, the Company made the following changes in the fourth quarter of 2013 to its internal controls over financial reporting to remediate the material weakness disclosed in its Quarterly Report on Form 10-Q for the period ended September 30, 2013:

  •
  formalized its cross-department communications, including providing expanded training to information providers regarding accounting treatment;

  •
  instituting quarterly meetings to identify significant infrequent and unusual transactions;

  •
  enhanced management oversight and review procedures over infrequent and unusual transactions;

  •
  instituted the preparation, on a quarterly basis, of additional analysis related to the accounting treatment for significant infrequent and unusual transaction;

  •
  hired additional personnel with appropriate expertise in accounting and reporting under U.S. GAAP and SEC regulations to assist with, among other areas, our analysis of infrequent and unusual transactions; and,

  •
  established a new disclosure committee process to review any significant and unusual transaction occurring in the quarter with our senior management team.

        As of December 31, 2013, we have completed the documentation and implementation of the corrective processes described above and during the quarter ended December 31, 2013 and prior to the issuance of this Annual Report, we completed the testing of these corrective processes and concluded that the above identified material weakness has been fully remediated.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        As required by Rule 13a-15(b) under the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of period covered by this Annual Report.

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

        In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

        Based on this assessment, management has concluded that as of December 31, 2013, our internal control over financial reporting was effective in providing assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. GAAP.

        KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has issued an attestation report on our assessment of our internal control over financial reporting, a copy of which is appears on page 45.

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the changes to remediate our previously reported material weakness described above.

Item 9B.    Other Information.

  None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Unless provided in an amendment to this Annual Report on Form 10-K, the following information is incorporated by reference to our 2014 Proxy Statement as follows: (i) information about our Board of Directors to the section captioned "Proposal One—Election of Directors—Our Board of Directors," (ii) information about compliance with Section 16(a) of the Exchange Act to the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance," (iii) information about our Code of Ethics to the section captioned "Corporate Governance—Code of Ethics," (iv) information regarding the procedures by which our shareholders may recommend nominees to our Board of Directors the following sections of our 2013 Proxy Statement: "Questions and Answers—Shareholder Proposals and Director Nominations" and "Board of Directors and Corporate Governance—Director Nomination Process," (v) information about our Audit Committee, including the members of the Committee, and our Audit Committee financial expert, to the section captioned "Board of Directors and Corporate Governance—Board Committees—Audit Committee." The balance of the information required by this item is contained in Item 1 of Part I of this Annual Report on Form 10-K under the caption "Executive Officers of HMS Holdings Corp."

Item 11.    Executive Compensation.

        Unless provided in an amendment to this Annual Report on Form 10-K, information about executive compensation and the compensation of our Board of Directors is incorporated by reference to the sections of our 2014 Proxy Statement captioned "Executive Compensation," "Board of Directors and Corporate Governance—Director Compensation," "Board of Directors and Corporate Governance—Compensation Committee Interlocks and Insider Participation," and "Executive Compensation—Compensation Committee Report."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Unless provided in an amendment to this Annual Report on Form 10-K, information about the security ownership of certain beneficial owners and management is incorporated by reference to the section of our 2014 Proxy Statement captioned "Security Ownership of Certain Beneficial Owners and Management."

Equity Compensation Plan Information

        The following table summarizes information about our equity compensation plans as of December 31, 2013. For additional information about our equity compensation plans see Note 10 of the Notes to Consolidated Financial Statements.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders(1)	4,493,274	$15.11	7,128,553
Equity compensation plans not approved by shareholders(2)	180,000	$6.37	—
HDI plans not approved by shareholders(3)	317,039	$18.43	224,856

Total	4,990,313

(1)
This includes stock options to purchase common stock granted under our 1999 Plan and the 2006 Stock Plan and restricted stock awards and restricted stock units granted under the 2006 Stock Plan.

(2)
Stock options outstanding under plans not approved by the shareholders include 180,000 options granted in July 2007 to Walter D. Hosp, our Chief Financial Officer, under the terms of his employment agreement.

(3)
Includes stock options to purchase common stock granted under the HDI 2011 Stock Plan, which was assumed in connection with our acquisition of HDI.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        Unless provided in an amendment to this Annual Report on Form 10-K, the following information is incorporated by reference to our 2014 Proxy Statement as follows: (i) information about certain relationships and transactions with related parties to the section captioned "Board of Directors and Corporate Governance—Certain Relationships and Related Party Transactions," and (ii) information about director independence to the section captioned "Board of Directors and Corporate Governance—Board Determination of Independence."

Item 14.    Principal Accounting Fees and Services.

        Unless provided in an amendment to this Annual Report on Form 10-K, information about the fees for professional services rendered by our independent registered public accounting firm in 2013 and 2012 and our Audit Committee's policy on pre-approval of audit and permissible non-audit services provided by our independent registered public accounting firm is incorporated by reference to the proposal in our 2014 Proxy Statement captioned "Ratification of the Selection of Independent Registered Public Accounting Firm."

 PART IV

Item 15.    Exhibits and Financial Statement Schedules.

1.
Financial Statements.

  The financial statements are listed in the Index to Consolidated Financial Statements on page 55.

2.
Financial Statement Schedules.

  Financial Statement Schedule II-Valuation and Qualifying Accounts is set forth on page 85. All other financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

3.
Exhibits.

  The Exhibits are set forth on the Exhibit Index on page 86 and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMS Holdings Corp. (Registrant)
By:	/s/ WILLIAM C. LUCIA William C. Lucia Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: March 3, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ WILLIAM C. LUCIA William C. Lucia	Chief Executive Officer, Director (Principal Executive Officer)	March 3, 2014
/s/ WALTER D. HOSP Walter D. Hosp	Chief Financial Officer (Principal Financial Officer)	March 3, 2014
/s/ JOSEPH M. DONABAUER Joseph M. Donabauer	Vice President & Controller (Principal Accounting Officer)	March 3, 2014
/s/ ROBERT M. HOLSTER Robert M. Holster	Chairman, Board of Directors	March 3, 2014
/s/ CRAIG R. CALLEN Craig R. Callen	Director	March 3, 2014
/s/ DANIEL N. MENDELSON Daniel N. Mendelson	Director	March 3, 2014

Signatures	Title	Date

/s/ WILLIAM F. MILLER III William F. Miller III	Director	March 3, 2014
/s/ ELLEN A. RUDNICK Ellen A. Rudnick	Director	March 3, 2014
/s/ BART M. SCHWARTZ Bart M. Schwartz	Director	March 3, 2014
/s/ RICHARD H. STOWE Richard H. Stowe	Director	March 3, 2014
/s/ CORA M. TELLEZ Cora M. Tellez	Director	March 3, 2014

HMS HOLDINGS CORP. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
HMS Holdings Corp.:

        We have audited the accompanying consolidated balance sheets of HMS Holdings Corp. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HMS Holdings Corp. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HMS Holdings Corp's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP
New York, New York
March 3, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
HMS Holdings Corp.:

        We have audited HMS Holdings Corp.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). HMS Holdings Corp.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, HMS Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HMS Holdings Corp. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and financial statement schedule and our report dated March 3, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP
New York, New York
March 3, 2014

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$93,366	$135,227
Accounts receivable, net of allowance for doubtful accounts of $916 and $830, respectively and estimated allowance for appeals of $13,939 and $7,082, at December 31, 2013 and 2012, respectively	171,726	156,770
Prepaid expenses	12,942	14,283
Prepaid income taxes	6,792	—
Current portion of deferred financing costs	—	3,336
Other current assets	489	317

Total current assets	285,315	309,933
Property and equipment, net	123,006	129,327
Goodwill	361,468	361,468
Intangible assets, net	95,312	119,119
Deferred financing costs	9,041	5,867
Other assets	4,460	3,988

Total assets	$878,602	$929,702

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$37,123	$39,066
Acquisition related contingent consideration	945	425
Current portion of term loan	—	35,000
Deferred tax liabilities	6,326	2,398
Estimated liability for appeals	41,852	27,344

Total current liabilities	86,246	104,233

Long-term liabilities:
Deferred rent	724	500
Acquisition related contingent consideration	—	485
Term loan	—	297,500
Revolving credit facility	232,796	—
Other liabilities	3,874	3,305
Deferred tax liabilities	52,523	60,805

Total long-term liabilities	289,917	362,595

Total liabilities	$376,163	$466,828
Shareholders' equity:
Preferred stock—$0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock—$0.01 par value; 125,000,000 shares authorized; 93,826,453 shares issued and 87,300,148 shares outstanding at December 31, 2013; 92,374,539 shares issued and 86,949,692 shares outstanding at December 31, 2012	936	923
Capital in excess of par value	296,517	271,962
Retained earnings	250,000	210,003
Treasury stock, at cost: 6,526,305 shares at December 31, 2013 and 5,424,847 at December 31, 2012	(45,014)	(20,014)

Total shareholders' equity	502,439	462,874

Total liabilities and shareholders' equity	$878,602	$929,702

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Year ended December 31,
	2013	2012	2011
Revenue	$491,762	$473,696	$363,826

Cost of services:
Compensation	185,788	161,547	126,613
Data processing	37,115	31,491	23,118
Occupancy	18,397	17,456	15,053
Direct project costs	46,343	55,272	42,517
Other operating costs	26,493	20,593	18,054
Amortization of acquisition related software and intangibles	31,747	32,551	8,450

Total cost of services	345,883	318,910	233,805
Selling, general and administrative expenses	68,701	55,274	49,150

Total operating expenses	414,584	374,184	282,955

Operating income	77,178	99,512	80,871
Interest expense	(12,460)	(16,561)	(605)
Other income, net	801	382	632
Interest income	71	12	65

Income before income taxes	65,590	83,345	80,963
Income taxes	25,593	32,829	33,178

Net income and comprehensive income	$39,997	$50,516	$47,785

Basic income per common share:
Net income per share—basic	$0.46	$0.59	$0.56

Diluted income per share:
Net income per share—diluted	$0.45	$0.57	$0.55

Weighted average shares:
Basic	87,598	86,204	84,588

Diluted	88,344	88,365	87,444

See accompanying notes to consolidated financial statements

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share amounts)

	Common Stock
					Treasury Stock
	# of Shares Issued		Capital in Excess of Par Value	Retained Earnings			Total Shareholders' Equity
		Par Value			# of Shares	Amount
Balance at January 1, 2011	88,341,546	$883	$204,450	$111,702	4,988,538	$(9,397)	$307,638

Net income and comprehensive income	—	—	—	47,785	—	—	47,785
Stock-based compensation cost	—	—	8,376	—	—	—	8,376
Equity consideration for the acquisition of HDI			3,799				3,799
Exercise of stock options	2,133,824	23	12,721	—	—	—	12,744
Vesting of restricted stock awards and units, net of shares withheld for employee tax	100,467	—	(1,156)	—	—	—	(1,156)
Excess tax benefit from exercise of stock options	—	—	12,051	—	—	—	12,051

Balance at December 31, 2011	90,575,837	$906	$240,241	$159,487	4,988,538	$(9,397)	$391,237

Net income and comprehensive income	—	—	—	50,516	—	—	50,516
Stock-based compensation cost	—	—	9,116	—	—	—	9,116
Purchase of treasury stock	—	—	—	—	436,309	(10,617)	(10,617)
Exercise of stock options	1,673,457	16	11,957	—	—	—	11,973
Vesting of restricted stock awards and units, net of shares withheld for employee tax	125,245	1	(1,785)	—	—	—	(1,784)
Excess tax benefit from exercise of stock options	—	—	12,433	—	—	—	12,433

Balance at December 31, 2012	92,374,539	$923	$271,962	$210,003	5,424,847	$(20,014)	$462,874

Net income and comprehensive income	—	—	—	39,997	—	—	39,997
Stock-based compensation cost	—	—	11,997	—	—	—	11,997
Purchase of treasury stock	—	—	—	—	1,101,458	(25,000)	(25,000)
Exercise of stock options	1,305,538	12	9,248	—	—	—	9,260
Vesting of restricted stock awards and units, net of shares withheld for employee tax	146,376	1	(1,923)	—	—	—	(1,922)
Excess tax benefit from exercise of stock options	—	—	5,233	—	—	—	5,233

Balance at December 31, 2013	93,826,453	$936	$296,517	$250,000	6,526,305	$(45,014)	$502,439

See accompanying notes to consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

	Year ended December 31,
	2013	2012	2011
Operating activities:
Net income and comprehensive income	$39,997	$50,516	$47,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,068	54,836	22,435
Stock-based compensation expense	11,997	9,116	8,376
Excess tax benefit from exercised stock options	(5,233)	(12,433)	(12,051)
Deferred income taxes	(4,354)	(6,323)	1,818
Allowance for doubtful accounts	6,943	3,751	359
Change in fair value of contingent consideration	35	(2,300)	(273)
Loss on disposal of fixed assets	431	290	267
Changes in assets and liabilities:
Accounts receivable	(21,899)	(40,235)	(31,931)
Prepaid expenses	1,341	(7,670)	(1,081)
Prepaid income taxes	(1,559)	14,326	14,288
Other current assets	(172)	667	(538)
Other assets	28	(127)	113
Accounts payable, accrued expenses and other liabilities	1,050	(1,340)	(218)
Estimated liability for appeals	14,508	19,965	7,380

Net cash provided by operating activities	101,181	83,039	56,729

Investing activities:
Investment in certificate of deposit	—	—	(4,809)
Proceeds from redemption of certificate of deposit	—	4,809	—
Purchases of property and equipment	(22,092)	(25,222)	(18,477)
Purchase of building and land	(35)	—	—
Investment in common stock	(500)	(3,024)	—
Acquisitions, net	—	(12,393)	(350,578)
Investment in capitalized software	(3,656)	(2,244)	(1,857)

Net cash used in investing activities	(26,283)	(38,074)	(375,721)

Financing activities:
Repayment of term loan	(8,750)	(17,500)	(39,480)
Repayment of revolving credit facility	(95,000)	—	—
Proceeds from revolving credit facility	4,046	—	—
Proceeds from term loan	—	—	337,292
Deferred financing costs	—	—	(292)
Financing related to revolving credit facility	(2,915)	—	—
Purchases of treasury stock	(25,000)	(10,617)	—
Payments on contingent consideration	—	(250)	—
Proceeds from exercise of stock options	9,260	11,973	12,744
Payments on capital lease obligations	(1,711)	(996)	—
Payments of tax withholdings on behalf of employees for net-share settlement for stock-based compensation	(1,922)	(1,784)	(1,156)
Excess tax benefit from exercised stock options	5,233	12,433	12,051

Net cash (used in) /provided by financing activities	(116,759)	(6,741)	321,159

Net increase (decrease) in cash and cash equivalents	(41,861)	38,224	2,167
Cash and cash equivalents at beginning of year	135,227	97,003	94,836

Cash and cash equivalents at end of year	$93,366	$135,227	$97,003

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$34,922	$20,490	$17,474

Cash paid for interest	$9,520	$13,236	$109

Supplemental disclosure of noncash investing activities:
Accrued property and equipment purchases	$1,725	$4,439	$5,294

Issuance of replacement awards in connection with HDI acquisition	$—	$—	$3,799

Equipment purchased through capital leases	$2,401	$2,127	$—

See accompanying notes to consolidated financial statements.

1. Summary of Significant Accounting Policies

  (a) Organization and Business

        We are incorporated in the State of Delaware. We were originally incorporated on October 2, 2002 in the state of New York. On March 3, 2003, we adopted a holding company structure and assumed the business of our predecessor, Health Management Systems, Inc. In connection with the adoption of this structure, Health Management Systems, which began doing business in 1974, became our wholly owned subsidiary. On July 18, 2013, we changed our state of incorporation from the State of New York to the State of Delaware. Unless the context otherwise indicates, references in these Notes to Consolidated Financial Statements to the terms "HMS," "we," "our," and "us" refer to HMS Holdings Corp. and its subsidiaries.

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

        Since our inception, we have grown both organically and through targeted acquisitions. In 1985 we began providing coordination of benefits services to state Medicaid agencies. We expanded into the Medicaid managed care market, providing similar coordination of benefits services when Medicaid began to migrate members to managed care. We launched our program integrity services in 2007 and have since acquired several businesses to expand our service offerings. In 2009, we entered the Medicare market with our acquisition of IntegriGuard, LLC, or IntegriGuard, now doing business as HMS Federal, which provides fraud, waste and abuse analytical services to the Medicare program. In 2009 and 2010, we entered the employer market, working with large self-funded employers through our acquisitions of Verify Solutions, Inc. and Chapman Kelly, Inc. In 2011, we extended our reach in the federal, state and commercial markets with our acquisition of HealthDataInsights, Inc., or HDI. HDI provides improper payment identification services for government and commercial health plans, and is the Medicare Recovery Audit Contractor (RAC) in CMS Region D, covering 17 states and three U.S. territories. In December 2012, we extended our Workers' Compensation recovery services to commercial health plans through our asset purchase of Med Recovery Management, LLC, or MRM.

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

  (f) Concentration of Credit Risk

        Financial instruments (principally cash and cash equivalents, accounts receivable, accounts payable and accrued expenses) are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Our long-term debt or revolving credit facility is carried at cost. Due to the variable interest rate associated with the revolving credit facility, its fair value approximates its carrying value.

        Our policy is to limit our credit exposure by placing our investments with financial institutions evaluated as being creditworthy, or in short-term money market funds which are exposed to minimal interest rate and credit risk. We maintain our cash in cash depository accounts and certificate of deposits with large financial institutions. The balance in certain of these accounts exceeds the maximum balance insured by the Federal Deposit Insurance Corporation of up to $0.25 million per bank account. We have not experienced any losses on our bank deposits and we believe these deposits do not expose us to any significant credit risk.

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

  (h) Software and Software Development Cost

        Certain software development costs related to software that is acquired or developed for internal use while in the application development stage are capitalized. All other costs to develop software for internal use, either in the preliminary project stage or post-implementation stage, are expensed as incurred. Amortization of software and software development costs is calculated on a straight-line basis over the expected economic life of the product, generally estimated to be 5 years.

1. Summary of Significant Accounting Policies (Continued)

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

        We evaluate the recoverability of goodwill annually and whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable. Such circumstances could include, but are not limited to (i) a significant decrease in the market value of an asset, (ii) a significant adverse change in the extent or manner in which an asset is used, or (iii) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset.

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

        For long-lived assets and intangible assets, we measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. If the sum of the expected future net cash flows is less than the carrying value of the asset being evaluated, we would recognize an impairment charge. The impairment charge would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The determination of fair value is based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. We did not recognize any impairment charges related to our long-lived assets, property and equipment, goodwill or intangible assets, during the years ended December 31, 2013 and 2012, as management believes that carrying amounts were not impaired.

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

1. Summary of Significant Accounting Policies (Continued)

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

  (m) Revenue Recognition and Estimated Liability for Appeals

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

        Under our Medicare RAC contract with CMS, our Medicaid RAC contracts with various states, and similar contracts for commercial clients, we recognize revenue when claims are sent to the client for offset against future claims payments. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of the client. We accrue an estimated liability for appeals based on the amount of fees that are subject to appeals, closures or other adjustments and which we estimate are probable of being returned to providers following a successful appeal. This estimated liability for appeals is an offset to revenue in our Consolidated Statements of Comprehensive Income. Our estimates are based on our historical experience with appeals. The estimated liability for appeals of $41.9 million at December 31, 2013, and $27.3 million as of December 31, 2012, represents our estimate of the potential amount of repayments related to appeals of claims, closures, and other adjustments for which fees were previously collected. This is reflected as a separate line item in the current liabilities section of our balance sheet titled "Estimated liability for appeals". To the extent the amount to be returned to providers following a successful appeal, closure, or other adjustment exceeds the amount accrued; revenue in the applicable period would be reduced by the amount of the excess.

        As of December 31, 2013, we have accrued an estimated liability for appeals and estimated allowance for appeals based on our historical experience with this activity under our clients' contracts. At this time, we do not believe that we face a risk of significant loss in excess of the amounts accrued. Accordingly, we believe that an estimate of any possible loss in excess of the amounts accrued is immaterial. Any future changes to any of our client contracts, including further modifications to the transition plan for incumbent Medicare recovery audit contractors, may require us to apply different assumptions that could affect our estimated liability for future periods. We similarly accrue an allowance against accounts receivable related to fees yet to be collected, based on the same estimates used to establish the estimated liability for appeals

1. Summary of Significant Accounting Policies (Continued)

of fees received. Our inability to correctly estimate the estimated liabilities and allowance against accounts receivable could adversely affect our revenue in future periods.

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

  (n) Stock-Based Compensation

        The cost of stock-based compensation is recognized in our Consolidated Statements of Comprehensive Income based on the fair value of all awards granted using the Black-Scholes method and the Monte Carlo option pricing model for valuation. The Black-Scholes option pricing model is used for "non-performance-based" grants and the Monte Carlo option pricing model is used for performance-based grants with certain market conditions. The fair value of each award is determined and the compensation cost is recognized over the service period required to obtain full vesting. Compensation cost to be recognized reflects an estimate of the number of awards expected to vest after taking into consideration an estimate of award forfeitures based on actual experience. Upon the exercise of stock options or the vesting of restricted stock units and restricted stock awards, the resulting excess tax benefits, if any, are credited to additional paid-in capital. Any resulting tax deficiencies will first be offset against those cumulative credits to additional paid-in capital. If the cumulative credits to additional paid-in capital are exhausted, tax deficiencies will be recorded to the provision for income taxes. Excess tax benefits are required to be reflected as financing cash inflows in the accompanying Consolidated Statements of Cash Flows.

  (o) Fair Value of Financial Instruments

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

1. Summary of Significant Accounting Policies (Continued)

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

  (q) Recently Issued Accounting Pronouncements

        In December 2011, the Financial Accounting Standards Board, or FASB issued Accounting Standards Update (ASU) 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities, updated by ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of the company's financial statements to understand the effect of those arrangements on the company's financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. ASU 2011-11, as amended by ASU 2013-01, is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of this guidance did not have a material effect on our consolidated financial statements.

1. Summary of Significant Accounting Policies (Continued)

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

MedRecovery Management, LLC.

        In December 2012, we acquired the assets and liabilities of MRM for an aggregate purchase price of $11.7 million, consisting of a $10.8 million initial cash payment and $0.9 million in future contingent payments that are based on the achievement of certain performance milestones. We recognized $1.9 million of goodwill in connection with our acquisition of MRM. In June 2013, we finalized the valuation of intangibles and future contingent consideration related to this acquisition and determined that as of acquisition date the value of intangibles was $9.2 million and the value of future contingent consideration was $0.9 million. The consolidated balance sheet for the year ended December 31, 2012 was retrospectively adjusted to increase the carrying amount of intangible assets by $9.2 million, decrease the carrying value of future contingent consideration by $0.1 million and decrease the carrying value of goodwill by $9.3 million. Of the total intangible assets acquired, $8.9 million was related to client relationships and has an amortization period of seven years and $0.3 million was related to restrictive covenants and has an amortization period of two years.

HDI Holdings, Inc.

        In December 2011, we purchased all of the issued and outstanding common stock of privately-held HDI for an aggregate consideration of $370.4 million, of which $366.6 million was cash. In connection with acquisition, we issued replacement option awards with an aggregate fair value of $14.3 million, of which $3.8 million is attributable to the purchase price. The fair value of the replacement option awards and the amount included in the purchase price was calculated using a Black-Scholes model as of the acquisition date. These awards had vesting schedules of 1-48 months and the portion of the fair value of these awards that is not attributable to the purchase price is being expensed over the applicable vesting period.

2. Acquisitions (Continued)

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

3. Property and Equipment

        Property and equipment at December 31, 2013 and 2012 consisted of the following (in thousands):

	December 31,
	2013	2012
Equipment	$86,494	$71,776
Leasehold improvements	3,712	6,496
Building	8,624	8,624
Building improvements	7,404	6,757
Land	1,163	1,128
Furniture and fixtures	11,045	13,454
Capitalized software	97,555	94,269

	215,997	202,504
Less accumulated depreciation and amortization	(92,991)	(73,177)

Property and equipment, net	$123,006	$129,327

        Depreciation and amortization expense related to property and equipment charged to operations for the years ended December 31, 2013, 2012 and 2011 was $31.4 million, $26.9 million and $14.7 million, respectively. Net capital leases included as part of equipment totaled approximately $2.8 million and $3.7 million at December 31, 2013 and December 31, 2012, respectively and had accumulated depreciation of approximately $3.2 million and $1.5 million for those periods. Depreciation expense for equipment under capital leases for the years ended December 31, 2013, 2012 and 2011 was approximately $1.7 million, $1.4 million, and $0.1 million, respectively.

4. Intangible Assets

        Intangible assets consisted of the following at December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012	Useful Life
Client relationships	$102,755	$130,105	5 - 10 years
Restrictive covenants	18,300	19,600	3 - 7 years
Trade name	19,532	19,733	3 - 5 years

	140,587	169,438
Less accumulated amortization	(45,275)	(50,319)

Intangible assets, net	$95,312	$119,119

        Estimated amortization expense of intangible assets is expected to approximate the following (in thousands):

Year ending December 31,
2014	$20,733
2015	$20,270
2016	$19,934
2017	$16,613
Thereafter	$17,762

        For the years ended December 31, 2013, December 31, 2012 and December 31, 2011, amortization expense related to intangible assets was $23.8 million, $24.4 million and $7.3 million, respectively.

        The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are as follows (in thousands):

Balance at December 31, 2011	$361,786
HDI measurement period adjustments	(2,256)
Acquisition of MRM	1,938

Balance at December 31, 2013 and 2012	$361,468

5. Accounts Payable, Accrued Expenses and Other Liabilities

        Accounts payable, accrued expenses and other liabilities at December 31, 2013 and 2012 consisted of the following (in thousands):

	December 31,
	2013	2012
Accounts payable, trade	$7,217	$10,874
Accrued compensation	15,419	11,104
Accrued direct project costs	1,629	1,996
Accrued refunds	2,667	1,253
Accrued other liabilities	10,191	13,839

Total Accounts Payable, Accrued Expenses and Other Liabilities	$37,123	$39,066

6. Income Taxes

        The income tax expense for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	December 31,
	2013	2012	2011
Current tax expense:
Federal	$25,211	$33,456	$25,229
State	4,736	5,696	6,131

	29,947	39,152	31,360

Deferred tax expense/(benefit):
Federal	(3,485)	(6,085)	1,971
State	(869)	(238)	(153)

	(4,354)	(6,323)	1,818

Total income tax expense	$25,593	$32,829	$33,178

        A reconciliation of the income tax expense calculated using the applicable federal statutory rates to the actual income tax expense for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	December 31,
	2013	%	2012	%	2011	%
Computed at federal statutory rate	$22,946	35.0	$29,171	35.0	$28,337	35.0
State and local tax expense, net of federal benefit	2,448	3.7	3,548	4.3	3,907	4.8
Other, net	199	0.3	110	0.1	934	1.2

Total income tax expense	$25,593	39.0	$32,829	39.4	$33,178	41.0

Our effective tax rate decreased to 39.0% for the year ended December 31, 2013 from 39.4% for the year ended December 31, 2012, primarily due to a change in state apportionments and permanent differences. The principal difference between the statutory rate and our effective rate is state taxes and permanent differences.

        Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. The tax effect of temporary

6. Income Taxes (Continued)

differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 were as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Allowance for doubtful accounts and deferred revenue	$669	$422
Restructuring cost	369	142
Goodwill and other intangibles	7,679	7,261
Accounts receivables	1,905	5,043
Net operating loss carry forwards	69	52
Deferred stock compensation	6,112	5,311
Deferred rent	215	226
Other	843	1,410

Total deferred tax assets before valuation allowance	17,861	19,867
Less valuation allowance	—	(81)

Total deferred tax assets after valuation allowance	17,861	19,786

Deferred tax liabilities:
Goodwill and other intangibles	64,317	72,106
Capitalized software cost	2,995	2,946
Prepaid expenses	1,111	—
Property and equipment	8,287	7,937

Total deferred tax liabilities	76,710	82,989

Total net deferred tax liabilities	$58,849	$63,203

Net current deferred tax liabilities	$6,326	$2,398
Net non-current deferred tax liabilities	52,523	60,805

Total net deferred liabilities	$58,849	$63,203

        During 2013, we utilized $14.5 million in tax deductions arising from 2013 disqualifying dispositions of incentive stock option exercises, which resulted in an excess tax benefit of $5.2 million that was recorded to capital and an offsetting reduction to taxes payable.

        As of December 31, 2013 and 2012, the total amount of unrecognized tax benefits was approximately $1.4 million and $1.1 million, respectively, including, approximately $0.9 million and $0.7 million, respectively (net of the federal benefit for state issues) of unrecognized tax benefits that, if recognized, would favorably affect our future effective tax rate. As of both December 31, 2013 and 2012, the accrued liability for interest expense and penalties related to unrecognized tax benefits was $0.1 million. We include interest expense and penalties in the provision for income taxes in the Consolidated Statements of Income. The amount of interest expense (net of federal and state income tax benefits) and penalties in the Consolidated Statements of Income for the years ended December 31, 2013 and 2012 were immaterial. We do not expect any significant change in unrecognized tax benefits during the next twelve months.

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

6. Income Taxes (Continued)

HDI's 2009 federal tax return was examined by the Internal Revenue Service and a closing letter was issued in August 2012 for no change to taxable income.

7. Credit Agreement

        In connection with our acquisition of HDI, we entered into a five-year, revolving and term secured credit agreement, which we refer to as the 2011 Credit Agreement, with certain financial institutions and Citibank, N.A. as Administrative Agent. In May 2013, we amended and restated the 2011 Credit Agreement and entered into a $500 million five-year, amended and restated revolving credit agreement, which we refer to as the 2013 Credit Agreement. During the year ended December 31, 2013, we made principal payments of $8.8 million against our term loan and $95.0 million against our revolving credit facility. During the year ended December 31, 2012, we made principal payments of $17.5 million against our term loan. The $232.8 million principal balance of our revolving credit facility is due in May 2018.

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

        The interest rates applicable to the revolving credit facility are, at our option, either (a) the LIBOR multiplied by the statutory reserve rate plus an interest margin ranging from 1.50% to 2.25% based on our consolidated leverage ratio, or (b) a base rate (which is equal to the greatest of (a) Citibank's prime rate, (b) the federal funds effective rate plus 0.50% and (c) the one-month LIBOR plus 1.00% plus an interest margin ranging from 0.50% to 1.25% based on our consolidated leverage ratio). We pay an unused commitment fee on the revolving credit facility during the term of the 2013 Credit Agreement ranging from 0.375% to 0.50% per annum based on our consolidated leverage ratio.

        Our obligations under the 2013 Credit Agreement may be accelerated upon the occurrence of an event of default, which includes customary events of default including, without limitation, payment defaults, failures to perform affirmative covenants, failure to refrain from actions or omissions prohibited by negative covenants, the inaccuracy of representations or warranties, cross-defaults, bankruptcy and insolvency related defaults, defaults relating to judgments, defaults due to certain ERISA related events and a change of control default. As of December 31, 2013, we were in compliance with all the terms of the 2013 Credit Agreement.

        Borrowings under the 2013 Credit Agreement were used to refinance the outstanding principal and unpaid interest of $323.8 million and $1.1 million, respectively, under the term loan facility of the 2011 Credit Agreement. We paid lender fees of $2.9 million in connection with amending and restating the Credit Agreement.

7. Credit Agreement (Continued)

        The interest expense on our revolving credit facility and commitment fees and our unused revolving credit facility are as follows (in thousands):

	December 31,
	Year ended
	2013	2012	2011
Interest expense	$8,156	$12,200	$520
Commitment fees	$887	$500	$52

        At December 31, 2013 and December 31, 2012, the unamortized balance of deferred origination fees and debt issue costs were $9.0 million and $9.2 million, respectively. For the year ended December 31, 2013 and 2012, we amortized $3.1 million and $2.6 million, respectively, of interest expense related to our deferred origination fees and debt issue costs.

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

8. Equity

  (a) Treasury Stock

        In May 1997, our Board of Directors authorized us to repurchase up to $10.0 million of shares of our common stock. We repurchased 4,988,538 shares in 1997, at an average price of $1.88 per share. In February 2006, our Board of Directors increased the aggregate purchase price to an amount not to exceed $20.0 million. We repurchased an additional 436,309 shares at an average price of $24.29 per share and completed the Share Repurchase Plan in May 2012.

        In October 2012, our Board of Directors authorized us to repurchase up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions, for a period of up to two years. During the fourth quarter of 2013, we purchased a total of 1,101,458 shares at an average price of $22.65 per share, which amounts to $25.0 million of our common stock pursuant to this authorization.

        The above repurchased shares will be available for use in connection with our stock plans and for other corporate purposes.

  (b) Preferred Stock

        Our certificate of incorporation, as amended, authorizes the issuance of up to 5,000,000 shares of "blank check" preferred stock with such designations, rights and preferences as may be determined by our Board of Directors. As of December 31, 2013, no preferred stock had been issued.

9. Employee Benefit Plan

        We sponsor a benefit plan to provide retirement benefits for our employees, which is known as the HMS Holdings Corp. 401(k) Plan, or the 401(k) Plan. Eligible employees must complete 90 days of service in order to enroll in the 401(k) Plan. Participants may make voluntary contributions to the 401(k) Plan of up to 60% of their annual base pre-tax compensation not to exceed the federally determined maximum allowable contribution. In addition, the 401(k) Plan permits us to make discretionary contributions. We

9. Employee Benefit Plan (Continued)

match 100% of the first 3% of pay contributed by each eligible employee and 50% on the next 2% of pay contributed. These matching contributions vest immediately and are not in the form of our common stock. However, participants in the 401(k) Plan are permitted to invest their contributions in our common stock.

        For the years ended December 31, 2013, 2012 and 2011, we contributed $4.6 million, $3.7 million and $2.8 million, respectively, to the 401(k) Plan in the form of matching contributions.

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

        Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. Stock options granted under the HDI 2011 Stock Plan had vesting schedules ranging from one month to four years. Stock options granted under the 2006 Stock Plan generally vest over a one to four year period. All stock options granted under the 1999 Plan and outside our plans are fully vested. The restricted stock awards and restricted stock units granted under the 2006 Stock Plan vest over a one to five year period and the related stock-based compensation expense is ratably recognized over those same time periods.

        Total stock-based compensation expense charged as a selling, general and administrative expense in our Consolidated Statements of Comprehensive Income related to our stock compensation plans was $12.0 million, $9.1 million and $8.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. During the third quarter of 2013, we reversed stock based compensation expense relating to performance-based non-qualified stock options granted to our executive officers as the associated performance targets were not met for the fiscal year ended December 31, 2013. As a result of this reversal, we recognized a benefit of $0.1 million in compensation expense. The total income tax benefit related to stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011 was $3.6 million, $3.9 million and $3.3 million, respectively.

        During the fourth quarter of 2013, we modified certain performance-based nonqualified stock options and restricted stock units granted in October 2012 to remove the performance requirement and provide for time based vesting over a three year period from the grant date. The modification affected eight employees and had an immaterial effect on stock based compensation expense.

  (a) Amended 2011 Stock Option and Stock Issuance Plan

        We assumed the HDI 2011 Stock Plan in connection with our acquisition of HDI. As of December 31, 2013, there were stock options to purchase 317,039 shares of common stock outstanding under the HDI 2011 Stock Plan.

        The HDI 2011 Stock Plan is divided into two separate equity programs: a stock option grant program and a stock issuance program. The HDI 2011 Stock Plan permits the grant of incentive stock options, non-qualified stock options and share awards. A total of 836,122 shares have been authorized for issuance under the 2011 Stock Plan. The maximum number of shares available to be issued under the Plan is currently 224,856 shares, subject to adjustments for any stock splits, stock dividends or other specified

10. Stock-Based Compensation (Continued)

adjustments which may take place in the future. Former HDI employees as well as new (i) employees, (ii) non-employee directors and (iii) consultants and other independent advisors are eligible to participate in the HDI 2011 Stock Plan. However, only employees are eligible to receive incentive stock options. The exercise price of stock options granted under the HDI 2011 Stock Plan may not be less than fair market value of a share of stock on the grant date, as measured by the closing price of our common stock on The NASDAQ Global Select Market and the term of a stock option may not exceed ten years.

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

        All of our employees as well as our non-employee directors are eligible to participate in the 2006 Stock Plan. However, only our employees are eligible to receive incentive stock. The exercise price of stock options granted under the 2006 Stock Plan may not be less than fair market value of a share of stock on the grant date, as measured by the closing price of our common stock on The NASDAQ Global Select Market and the term of a stock option may not exceed seven years.

        In November 2013, the Compensation Committee of the Board of Directors approved the grant of non-qualified stock options to purchase an aggregate of 1,127,092 shares of common stock to certain of our directors and employees, including our executive officers, under the 2006 Stock Plan at an exercise price of $21.36 per share, the closing price of our common stock on the grant date. The Committee also approved the grant of 148,578 restricted stock units to directors and certain employees on the same date. The stock options and restricted stock units granted to our executive officers vest as follows: one half of the awards vest in equal installments on each of the first three anniversaries of the grant date, and provided the average closing price per share of our common stock is at least 25% higher than the exercise price for a period of 30 consecutive days, which we refer to as the performance condition, then the other half will vest in accordance with a pre-defined schedule depending upon when during the three year period following the grant date the performance condition is achieved. The stock options and restricted stock units granted to the other employees vest in equal installments on each of the first three anniversaries of the grant date. The stock options and restricted units granted to our directors in November 2013 vest quarterly over a one year period commencing on December 31, 2013.

        During the year ended December 31, 2013, we granted stock options to purchase an aggregate of 1,287,141 shares of common stock and 390,394 restricted stock units under the 2006 Stock Plan.

        As of December 31, 2013, there were 7,128,553 shares of common stock available for future grant under the 2006 Stock Plan. We had the following outstanding under the 2006 Stock Plan as of December 31, 2013: (i) stock options to purchase 3,553,016 shares of common stock, (ii) 81,549 restricted stock awards and (iii) 635,651 restricted stock units.

10. Stock-Based Compensation (Continued)

  (c) 1999 Long-Term Incentive Plan

        The 1999 Plan was approved by our shareholders in March 1999 and was superseded by the 2006 Stock Plan in June 2006. Accordingly, no additional awards or options may be granted thereunder. As of December 31, 2013, there were 223,058 stock options outstanding under the 1999 Plan.

  (d) Options Issued Outside the Plans

        As of December 31, 2013, there were stock options to purchase an aggregate of 180,000 shares of our common stock outstanding that were not granted under the 2006 Stock Plan, the 1999 Plan or the HDI 2011 Stock Plan, of which 180,000 stock options were granted in July 2007 to Walter D. Hosp, our Chief Financial Officer, under the terms of his employment agreement.

  (e) Summary of Stock Options

        Presented below is a summary of our stock option activity for the year ended December 31, 2013 (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at
December 31, 2012	4,757	$14.11
Granted	1,287	$21.78
Exercised	(1,306)	$7.09
Forfeitures	(424)	$23.98
Expired	(41)	$14.13

Outstanding at December 31, 2013	4,273	$17.53	4.86	$27,099
Expected to vest at December 31, 2013	1,960	$22.41	6.49	$3,410
Exercisable at December 31, 2013	2,267	$13.20	3.42	$23,608

        The fair value of each option grant was estimated using the appropriate valuation option pricing model. Expected volatilities are calculated based on the historical volatility of our common stock. Management monitors stock option exercises and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The expected terms of options granted are based on our historical experience for similar types of stock option awards. The risk-free interest rate is based on U.S. Treasury notes.

        The weighted-average grant-date fair value per share of the stock options granted during the years ended December 31, 2013, 2012 and 2011 was $7.07, $9.35 and $8.47, respectively. We estimated the fair

10. Stock-Based Compensation (Continued)

value of each stock option grant on the date of grant using a Black-Scholes option pricing model and weighted -average assumptions set forth in the following table:

	Year ended December 31,
	2013	2012	2011
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.21%	0.55%	0.86%
Expected volatility	37.22%	40.13%	42.74%
Expected life	4.51 years	4.47 years	4.57 years

        During the years ended December 31, 2013, 2012 and 2011, we issued 1.3 million shares, 1.7 million shares and 2.1 million shares, respectively, of our common stock upon the exercise of outstanding stock options and received proceeds of $9.3 million, $12.0 million and $12.7 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $23.9 million, $39.6 million and $42.6 million, respectively.

        For the years ended December 31, 2013, 2012 and 2011, excluding the reversal of the $0.1 million expense related to the cancellation of the performance-based stock options, approximately $6.7 million, $7.3 million and $5.6 million, respectively, of stock-based compensation cost relating to stock options has been charged against income.

        As of December 31, 2013, there was approximately $27.6 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to stock options outstanding, which is expected to be recognized over a weighted-average period of 1.7 years.

  (f) Restricted Stock Units

        In 2013, 2012 and 2011, certain employees received restricted stock units under the 2006 Stock Plan. The fair value of restricted stock units is estimated based on the closing sale price of our common stock on the NASDAQ Global Select Market on the date of issuance. The total number of restricted stock units expected to vest is adjusted by estimated forfeiture rates. As of December 31, 2013, 2012 and 2011, 571,204, 379,734 and 474,739 restricted stock units remain unvested and there was approximately $11.6 million, $4.1 million and $6.5 million, respectively, of unamortized compensation cost related to restricted stock units which is expected to be recognized over the remaining weighted-average vesting period of 1.6 years.

        For the years ended December 31, 2013, 2012 and 2011, stock-based compensation expense related to restricted stock units, was $4.5 million, $1.0 million and $2.0 million, respectively.

10. Stock-Based Compensation (Continued)

        A summary of the status of our restricted stock units and of changes in restricted stock units outstanding under the 2006 Stock Plan, as amended, as of December 31, 2013 is as follows (in thousands, except for weighted average grant date fair value per unit):

	Number of Units	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding balance at December 31, 2012	446	$25.44
Granted	390	25.34
Vesting of restricted stock units, net of shares withheld for taxes	(85)	25.38
Shares withheld for taxes	(39)	25.38
Forfeitures	(76)	25.21

Outstanding balance at December 31, 2013	636	$25.50	$14,429

  (g) Restricted Stock Awards

        Certain executive officers have received grants of restricted stock awards under the 2006 Stock Plan. The vesting of restricted stock awards is subject to the executive officers' continued employment with us. Recipients of restricted stock awards are not required to provide us with any consideration other than rendering service and in addition, restricted stock holders are permitted to vote and receive dividends.

        The stock-based compensation expense for restricted stock awards is determined based on the closing market price of our common stock on the grant date of the awards applied to the total number of awards that are anticipated to fully vest. Shares withheld to pay taxes are retired upon the vesting of the restricted stock awards. We did not issue restricted stock awards during the year ended December 31, 2013. At December 31, 2013, approximately 81,549 shares underlying restricted stock awards remained unvested and there was approximately $89,889 of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over the weighted- average period of 0.1 years (1.6 months). For each of the years ended December 31, 2013, 2012 and 2011, stock-based compensation expense related to restricted stock awards was $0.7 million, $0.8 million, and $0.8 million, respectively.

        A summary of the status of our restricted stock awards as of December 31, 2013 and of changes in restricted stock awards outstanding under the 2006 Stock Plan for the year ended December 31, 2013 is as follows (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding balance at December 31, 2012	192	$10.42
Granted	—	—
Vesting of restricted stock awards	(61)	$10.42
Shares withheld for payment of taxes upon vesting of restricted stock awards	(35)	$10.42
Forfeitures	(14)	$10.42

Outstanding balance at December 31, 2013	82	$10.42	$1,851

11. Earnings per Share

        The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31
Basic and diluted	2013	2012	2011
	(in thousands, except per share data)
Net income	$39,997	$50,516	$47,785
Net weighted average common shares outstanding, basic	87,598	86,204	84,588
Plus: net effect of dilutive stock options and restricted common shares	746	2,161	2,856

Weighted average common shares outstanding, diluted	88,344	88,365	87,444

Income per common share—Basic	$0.46	$0.59	$0.56
Income per common share—Diluted	$0.45	$0.57	$0.55

        For the years ended December 31, 2013, 2012 and 2011, 1,111,795, 566,876 and 441,863 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive. For the years ended December 31, 2013 and 2012, restricted stock units representing 88,327 and 50,300 shares of common stock, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive. Restricted stock units for the year ended December 31, 2011 were all diluted.

12. Transactions with Officers, Related Parties and Others

  (a) Public Consulting Group, Inc.

        One of our former directors is the President, Chief Executive Officer, controlling stockholder and a member of the Board of Directors of Public Consulting Group, Inc., or PCG. Since our acquisition of Benefits Solutions Practice Area (BSPA) in 2006, we have entered into subcontractor agreements with PCG, pursuant to which we provide cost containment services. In February 2013, we further amended and extended our Master Teaming and Non-Compete Agreements with PCG, first entered into in September 2006, and (ii) Supplementary Medicaid RAC Contract Teaming and Confidentiality with PCG, first entered into in July 2011. Both of these agreements expired on December 31, 2013.

        For the years ended December 31, 2013, 2012, 2011, amounts we recognized as revenue under subcontractor agreements with PCG were $0.4 million, $0.6 million and $1.5 million, respectively. As of December 31, 2013, there were no accounts receivable outstanding related to these subcontract agreements with PCG. As of December 31, 2012, accounts receivable outstanding related to these subcontract agreements with PCG was $0.3 million.

        In connection with the BSPA acquisition, we entered into an Intercompany Services Agreement (ISA) with PCG to allow each party to perform services for the other, such as information technology support and contractual transition services. Services performed under the ISA were billed at pre-determined rates specified in the ISA. For the years ended December 31, 2013, 2012 and 2011 services rendered by PCG under the ISA were valued at approximately $42,000, $58,000 and $175,000, respectively. For the years ended December 31, 2013, 2012 and 2011 our services rendered to PCG were valued at approximately $70,000, $41,000 and $67,000, respectively.

        Since the BSPA acquisition, amounts collected by or paid on our behalf by PCG are reimbursed to PCG at cost. For the years ended December 31, 2013 and 2012 we did not owe any amount to PCG.

12. Transactions with Officers, Related Parties and Others (Continued)

  (b) Employment Agreements

        Effective March 1, 2013, and as amended on April 30, 2013 we entered into a new Executive Employment Agreement with William C. Lucia, our President and Chief Executive Officer on substantially the same terms as his prior agreement which expired on February 28, 2013. Unless earlier terminated, this agreement will terminate on February 28, 2015. Mr. Lucia is eligible to receive bonus compensation from us in respect of each fiscal year (or portion thereof) during the term of his employment, in each case as may be determined by our Compensation Committee in its sole discretion on the basis of performance or such other criteria as may be established from time to time by the Compensation Committee in its sole discretion. Mr. Lucia's annualized base salary remains at $650,000 and his target bonus remains at 100% of his base salary.

        If we terminate Mr. Lucia's employment without Cause, in connection with a Change in Control (as defined in the agreement) or otherwise, or if his employment ceases because of his disability or if he terminates his employment with Good Reason (as defined in the agreement), then provided Mr. Lucia executes and does not revoke a separation agreement and release and complies with certain restrictive covenants, he will be entitled to receive cash severance in an amount equal to (i) 24 times his monthly base salary paid ratably in equal installments over a 24 month period, (ii) twice a bonus component that will vary depending upon whether the bonus for the year of termination is intended to be performance-based compensation and the performance is satisfied or whether the bonus is under a different program, in which case it will be his target bonus and will be paid on the same schedule as (i) above, and (iii) continued health coverage for 24 months or until he becomes eligible for health coverage from another employer, whichever is earlier.

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

13. Commitments and Contingencies

  Lease commitments

        We lease office space, data processing equipment and software licenses under operating leases that expire on various dates through 2016. The lease agreements provide for rent escalations. Lease expense, exclusive of sublease income, for the years ended December 31, 2013, 2012 and 2011, was $7.6 million, $7.6 million and $6.7 million, respectively. Lease and sublease income was $0.3 million, $0.6 million and $1.4 million, for the years ended December 31, 2013, 2012 and 2011, respectively.

13. Commitments and Contingencies (Continued)

        Minimum annual lease payments to be made both under capital leases and operating leases, and sublease payments to be received for each of the next five years ending December 31 and thereafter are as follows (in thousands):

Year	Capital Lease Payments	Operating Lease Payments
2014	$1,679	$7,860
2015	1,140	5,054
2016	36	3,776
2017	—	2,588
2018	—	2,172
Thereafter	—	4,243

Total	$2,855	$25,693

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

        Our contractual relationships, including those with federal and state government entities, subject to our operations, billing, and business practices to scrutiny and audit, including by multiple agencies and levels of government, as well as to frequent transitions and changes in the personnel responsible for oversight of our contractual performance. From time to time, we may have contractual disputes with our clients arising from differing interpretations of contractual provisions that define our rights, obligations, scope of work, or terms of payment, and with associated claims of liability for inaccurate or improper billing for reimbursement of contract fees, or for sanctions or damages for alleged performance deficiencies. Resolution of such disputes may involve litigation or may require that we accept some amount of loss or liability in order to avoid client abrasion, negative marketplace perceptions and other disadvantageous results that could impact our business, results of operations and financial condition.

        As of December 31, 2013, we accrued $2.2 million for litigation or other legal proceedings asserted or pending against us that could have, in the aggregate, a material adverse effect on our financial position, results of operations or cash flows, and believe that adequate provision for any probable and estimable losses has been made in our consolidated financial statements. However, the ultimate result of any current or future litigation or other legal proceedings, audits or disputes is inherently unpredictable and could result in liabilities that are higher than currently predicted.

14. Customer Concentration

  (a) Geographic Information

        We operate within the continental United States.

14. Customer Concentration (Continued)

  (b) Major Clients

        Our largest client in 2013 was CMS, which accounted for 22.3%, 18.2% and 2.4% of our total revenue for the years ended December 31, 2013, 2012 and 2011, respectively. CMS has been our client since 2006 and since that time we have performed work for CMS directly and as a subcontractor, under several contracts. Our largest contract with CMS is through HDI, under which HDI has served as the Medicare RAC for Region D since October 2008 and which, after multiple contract modifications, now expires in April 2016. In February 2013, CMS began the reprocurement process for the Medicare Recovery Audit Program contracts. After a protest was filed on the initial Request for Quote (RFQ), CMS took corrective action and between December 2013 and January 2014, issued five new RFQs for the Medicare Recovery Audit Program contracts. The new RFQs have been protested, including by us, and we are awaiting the Government Accountability Office (GAO's) decision on the protests, which is expected during the second quarter of 2014. On February 18, 2014, CMS announced its decision to pause the operations of the current Medicare Recovery Auditors establishing June 1, 2014 as the last day that we can submit improper payment files for processing.

        Our second largest client in 2013 was the New Jersey Department of Human Services. This client accounted for 5.6%, 6.4% and 7.0% of our total revenue for the years ended December 31, 2013, 2012 and 2011, respectively. We provide services to this client pursuant to a contract that was originally awarded in January 2008 and extends through June 2014. The contract was also expanded in 2011 to designate us as the Medicaid RAC for the state.

        Our third largest client in 2013 was the New York Department of Health. This client accounted for 4.6%, 5.2% and 6.9% of our total revenue for the years ended December 31, 2013, 2012 and 2011, respectively. We provide services to this client pursuant to a contract that expires in January 2015.

  (c) Concentration of Revenue

        The list of our ten largest clients changes periodically. For the years ended December 31, 2013, 2012 and 2011, the concentration of revenue from our ten largest clients represented 47.2%, 46.9% and 37.9% of our revenue, respectively. Our three largest clients accounted for approximately 32.6%, 29.8% and 18.0% of our revenue for each of the years ended December 31, 2013, 2012 and 2011, respectively. Our agreements with our ten current largest clients expire between 2014 and 2016. In many instances, we provide our services pursuant to agreements that may be renewed subject to a competitive reprocurement process. Several of our contracts, including those with our ten largest clients, may be terminated for convenience.

15. Subsequent Events

        In connection with the preparation of these audited Consolidated Financial Statements, an evaluation of subsequent events was performed through the date these audited Consolidated Financial Statements were issued and there are no other events that have occurred that would require adjustments or disclosure to our audited Consolidated Financial Statements.

16. Quarterly Financial Data (unaudited)

        The table below summarizes our unaudited quarterly operating results for the last two fiscal years (in thousands, except per share amounts).

Year ended December 31, 2013(1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$116,607	$125,809	$127,754	$121,592
Operating income	$15,268	$20,366	$21,283	$20,261
Net income and comprehensive income	$6,976	$10,420	$11,508	$11,093
Basic net income per share	$0.08	$0.12	$0.13	$0.13
Diluted net income per share	$0.08	$0.12	$0.13	$0.13

Year ended December 31, 2012(1)
Revenue	$107,314	$120,069	$113,217	$133,096
Operating income	$16,041	$25,596	$20,713	$37,162
Net income and comprehensive income	$7,043	$12,980	$10,507	$19,986
Basic net income per share	$0.08	$0.15	$0.12	$0.23
Diluted net income per share	$0.08	$0.15	$0.12	$0.23

(1)
The summation of the above quarterly results may not agree to the full year 2013 reported results as amounts have been rounded for presentation purposes.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2013 and 2012

        Allowance for doubtful accounts and estimated liability for appeals as of December 31, 2013 and 2012 are as follows:

  Allowance for doubtful accounts (in thousands):

Balance, December 31, 2011	$1,158
Provision	19
Recoveries	—
Charge-offs	(347)

Balance, December 31, 2012	$830
Provision	718
Recoveries	(42)
Charge-offs	(590)

Balance, December 31, 2013	$916

  Estimated liability for appeals (in thousands):

Balance, December 31, 2011	$13,381
Provision	28,250
Appeals found in Providers favor	(7,205)

Balance, December 31, 2012	$34,426	*
Provision	41,076
Appeals found in Providers favor	(19,711)

Balance, December 31, 2013	$55,791	*

*
Includes $13,939 and $7,082 related to estimated allowance for appeals that apply to uncollected accounts receivable as of December 31, 2013 and December 31, 2012, respectively.

HMS Holdings Corp. and Subsidiaries
Exhibit Index

        Where an exhibit is filed by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified after the description of the exhibit.

Exhibit Number		Description
2.1		Agreement and Plan of Merger, dated as of December 16, 2002, among Health Management Systems, Inc., HMS Holdings Corp. and HMS Acquisition Corp. Incorporated by reference to Exhibit A to HMS Holdings Corp.'s Prospectus and Proxy Statement, filed with the SEC on January 24, 2003.

2.2		Agreement and Plan of Merger dated as of November 7, 2011 by and among HMS Holdings Corp., HDI Holdings, Inc., Montmartre Merger Sub, Inc., and with respect to Articles II, VIII, IX and X only, Fortis Advisors LLC, as Securityholders' Representative. Incorporated by reference to Exhibit 2.1 to HMS Holdings Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on December 19, 2011.

2.3		Agreement and Plan of Merger, dated as of July 17, 2013, between the HMS Holdings Corp., a Delaware corporation and HMS Holdings Corp., a New York corporation. Incorporated by reference to Exhibit 2.1 to HMS Holding Corp.'s Current Report on Form 8-K12G, File No. 000-50194, filed with the SEC on July 23, 2013.

3.1		Amended and Restated Certificate of Incorporation of HMS Holdings Corp. Incorporated by reference to Exhibit 3.1 to HMS Holding Corp.'s Current Report on Form 8-K12G, File No. 000-50194, filed with the SEC on July 23, 2013.

3.2		By-laws of HMS Holdings Corp. Incorporated by reference to Exhibit 3.2 to HMS Holding Corp.'s Current Report on Form 8-K12G, File No. 000-50194, filed with the SEC on July 23, 2013.

4.1		Specimen Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to HMS Holding Corp.'s Current Report on Form 8-K12G, File No. 000-50194, filed with the SEC on July 23, 2013.

4.2		See Exhibits 3.1 and 3.2 for provisions defining the rights of holders of common stock of HMS Holdings Corp.

10.1	†	HMS Holdings Corp. 1999 Long-Term Incentive Stock Plan, as amended. Incorporated by reference to Exhibit 4 to HMS Holdings Corp.'s Registration Statement on Form S-8, File No. 333-108436, filed with the SEC on September 2, 2003.

10.2	†	Form of Incentive Stock Option Agreement under the 1999 Long-Term Incentive Stock Plan. Incorporated by reference to Exhibit 10.1 to HMS Holdings Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on December 14, 2004.

10.3	†	Form of Employee Non-Qualified Stock Option Agreement under the 1999 Long Term Incentive Stock Plan. Incorporated by reference to Exhibit 10.2 to HMS Holdings Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on December 14, 2004.

10.4	†	Form of Director Non-Qualified Stock Option Agreement under the 1999 Long Term Incentive Stock Plan. Incorporated by reference to Exhibit 10.3 to HMS Holdings Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on December 14, 2004.

Exhibit Number		Description
10.5	†	HMS Holdings Corp. Fourth Amended and Restated 2006 Stock Plan (the "2006 Stock Plan"). Incorporated by reference to Exhibit 3.1 to HMS Holdings Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on July 12, 2011.
10.6	†	Amendment No. 1 to the 2006 Stock Plan. Incorporated by reference to Exhibit 10.6 to HMS Holdings Corp.'s Annual Report on Form 10-K, File No. 000-50194, filed with the SEC on February 29, 2012.

10.7	†	Form of Incentive Stock Option Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 4.6(i) to HMS Holdings Corp.'s Registration Statement on Form S-8, File No. 333-139025, filed with the SEC on November 30, 2006.

10.8	†	Form of Non-Qualified Stock Option Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 4.6(ii) to HMS Holdings Corp.'s Registration Statement on Form S-8, File No. 333-139025, filed with the SEC on November 30, 2006.

10.9	†	Form of 2009 Employee Restricted Stock Agreement Under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.1 to HMS Holding Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on April 29, 2009.

10.10	†	Form of 2009 Non-Qualified Stock Option Agreement under the 2006 Stock Plan. Incorporated by reference Exhibit 10.1 to HMS Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 000-50194, filed with the SEC on November 6, 2009.

10.11	†	Form of 2009 Restricted Stock Unit Agreement under the 2006 Stock Plan. Incorporated by reference Exhibit 10.2 to HMS Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 000-50194, filed with the SEC on November 6, 2009.

10.12	†	Form of 2010 Director Non-Qualified Stock Option Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.2 to HMS Holdings Corp.'s Quarterly Report on Form 10-Q, File No. 000-50194, filed with the SEC on November 8, 2010.

10.13	†	Form of 2010 Director Restricted Stock Unit Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.3 to HMS Holdings Corp.'s Quarterly Report on Form 10-Q, File No. 000-50194, filed with the SEC on November 8, 2010.

10.14	†	Form 2010 Employee Non-Qualified Stock Option Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.4 to HMS Holdings Corp.'s Quarterly Report on Form 10-Q, File No. 000-50194, filed with the SEC on November 8, 2010.

10.15	†	Form of 2010 Employee Restricted Stock Unit Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.5 to HMS Holdings Corp.'s Quarterly Report on Form 10-Q, File No. 000-50194, filed with the SEC on November 8, 2010.

10.16	†	Form of 2011 Director Non-Qualified Stock Option Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.16 to HMS Holdings Corp.'s Annual Report on Form 10-K, File No. 000-50194, filed with the SEC on February 29, 2012.

10.17	†	Form of 2011 Director Restricted Stock Unit Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.17 to HMS Holdings Corp.'s Annual Report on Form 10-K, File No. 000-50194, filed with the SEC on February 29, 2012.

Exhibit Number		Description
10.18	†	Form of 2011 Employee Non-Qualified Stock Option Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.18 to HMS Holdings Corp.'s Annual Report on Form 10-K, File No. 000-50194, filed with the SEC on February 29, 2012.
10.19	†	Form of 2011 Employee Restricted Stock Unit Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.19 to HMS Holdings Corp.'s Annual Report on Form 10-K, File No. 000-50194, filed with the SEC on February 29, 2012.

10.20	†	Form of Director Non-Qualified Stock Option Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.20 to HMS Holdings Corp.'s Annual Report on Form 10-K, File No. 000-50194, filed with the SEC on March 1, 2013.

10.21	†	Form of Director Restricted Stock Unit Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.20 to HMS Holdings Corp.'s Annual Report on Form 10-K, File No. 000-50194, filed with the SEC on March 1, 2013.

10.22	†	Form of 2012 Executive Non-Qualified Stock Option Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.20 to HMS Holdings Corp.'s Annual Report on Form 10-K, File No. 000-50194, filed with the SEC on March 1, 2013.

10.23	†	Form of 2012 Executive Restricted Stock Unit Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.20 to HMS Holdings Corp.'s Annual Report on Form 10-K, File No. 000-50194, filed with the SEC on March 1, 2013.

10.24	†*	Form of 2013 Executive Restricted Stock Unit Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.20 to HMS Holdings Corp.'s Annual Report on Form 10-K, File No. 000-50194, filed with the SEC on March 1, 2013.

10.25	†	HealthDataInsights, Inc. Amended 2004 Stock Option/Stock Issuance Plan. Incorporated by reference to Exhibit 10.20 to HMS Holdings Corp.'s Annual Report on Form 10-K, File No. 000-50194, filed with the SEC on February 29, 2012.

10.26	†	HDI Holdings, Inc. Amended 2011 Stock Option and Stock Issuance Plan (the "HDI 2011 Stock Plan"). Incorporated by reference to Exhibit 10.21 to HMS Holdings Corp.'s Annual Report on Form 10-K, File No. 000-50194, filed with the SEC on February 29, 2012.

10.27	†	Form of 2011 Employee Non-Qualified Stock Option Agreement under the HDI 2011 Stock Plan. Incorporated by reference to Exhibit 10.22 to HMS Holdings Corp.'s Annual Report on Form 10-K, File No. 000-50194, filed with the SEC on February 29, 2012.

10.28	†	Executive Employment Agreement between William C. Lucia and HMS Holdings Corp. dated as of March 1, 2013. Incorporated by reference to Exhibit 10.20 to HMS Holdings Corp.'s Annual Report on Form 10-K, File No. 000-50194, filed with the SEC on March 1, 2013.

10.29		Letter of Amendment to Executive Employment Agreement, dated April 30, 2013 between William C. Lucia and HMS Holdings Corp. Incorporated by reference to Exhibit 10.1 to HMS Holdings Corp.'s Annual Report on Form 10-K/A, File No. 000-50194, filed with the SEC on April 30, 2013.

10.30	†	Employment Agreement between Walter Hosp and HMS Holdings Corp. dated as of April 30, 2012. Incorporated by reference to Exhibit 10.67 to HMS Holdings Corp.'s Annual Report on Form 10-K/A for the year ended December 31, 2011, File No. 000-50194, filed with the SEC on April 30, 2012.

Exhibit Number		Description
10.31	†	Employment Agreement between Maria Perrin and HMS Holdings Corp. dated as of April 30, 2012. Incorporated by reference to Exhibit 10.66 to HMS Holdings Corp.'s Annual Report on Form 10-K/A for the year ended December 31, 2011, File No. 000-50194, filed with the SEC on April 30, 2012.

10.32	†*	Employment Agreement between Andrea Benko and HMS Holdings Corp. dated as of December 20, 2011.

10.33	†*	Employment Agreement between Semone Wagner and HMS Holdings Corp. dated as of January 16, 2013.

10.34		Stock Purchase Agreement Between HMS Holdings Corp. and Dennis Demetre, Lori Lewis, John Alfred Lewis and Christopher Brandon Lewis and Allied Management Group—Special Investigation Unit (AMG-SIU). Incorporated by reference to Exhibit 10.1 to HMS Holdings Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on July 7, 2010.

10.35	†	HMS Holdings Corp. Director Deferred Compensation Plan. Incorporated by reference to Exhibit 10.62 to HMS Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-50194, filed with the SEC on March 1, 2011.

10.36	†	HMS Holdings Corp. Annual Incentive Plan. Incorporated by reference to Exhibit 99.1 to HMS Holdings Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on July 12, 2011.

10.37		Credit Agreement dated May 3, 2013 among HMS Holdings Corp., the Guarantors Party thereto, the Lenders party thereto and Citibank, N.A. as Administrative Agent. Incorporated by reference to Exhibit 10.1 to HMS Holdings Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on May 6, 2013.

21.1	*	HMS Holdings Corp. List of Subsidiaries

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	‡	Section 1350 Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	‡	Section 1350 Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number		Description
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

†
Indicates a management contract or compensatory plan, contract or arrangement

*
Filed herewith

‡
Furnished herewith