Form 10-Q
period 2014-03-31
HMS HOLDINGS CORP
filed 2014-05-12
CIK 1196501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

(214) 453-3000

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

As of May 7, 2014, there were approximately 87,667,704 shares of the registrant’s common stock (par value $0.01 per share) outstanding.

HMS HOLDINGS CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

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

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$76,290	$93,366
Accounts receivable, net of allowance for doubtful accounts of $867 and $916, respectively and estimated allowance for appeals of $9,829 and $13,939 at March 31, 2014 and December 31, 2013, respectively	162,603	171,726
Prepaid expenses	11,650	12,942
Prepaid income taxes	4,817	6,792
Other current assets	531	489
Total current assets	255,891	285,315
Property and equipment, net	118,719	123,006
Goodwill	361,468	361,468
Intangible assets, net	90,121	95,312
Deferred financing costs	8,520	9,041
Other assets	4,585	4,460
Total assets	$839,304	$878,602

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$32,771	$37,123
Acquisition related contingent consideration	523	945
Deferred tax liabilities	6,237	6,326
Estimated liability for appeals	35,007	41,852
Total current liabilities	74,538	86,246
Long-term liabilities:
Deferred rent	757	724
Revolving credit facility	197,796	232,796
Other liabilities	3,538	3,874
Deferred tax liabilities	51,645	52,523
Total long-term liabilities	253,736	289,917
Total liabilities	328,274	376,163
Shareholders’ equity:
Preferred stock - $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 125,000,000 shares authorized; 94,190,422 shares issued and 87,664,117 shares outstanding at March 31, 2014; 93,826,453 shares issued and 87,300,148 shares outstanding at December 31, 2013	939	936
Capital in excess of par value	301,752	296,517
Retained earnings	253,353	250,000
Treasury stock, at cost: 6,526,305 shares at March 31, 2014 and at December 31, 2013	(45,014)	(45,014)
Total shareholders’ equity	511,030	502,439
Total liabilities and shareholders’ equity	$839,304	$878,602

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(unaudited)

	Three months ended
	March 31,
	2014	2013

Revenue	$104,707	$116,607

Cost of services:
Compensation	46,921	43,984
Data processing	9,224	9,098
Occupancy	3,960	4,622
Direct project costs	7,673	13,270
Other operating costs	5,483	6,637
Amortization of acquisition related software and intangibles	7,160	7,929
Total cost of services	80,421	85,540

Selling, general and administrative expenses	16,489	15,799
Total operating expenses	96,910	101,339

Operating income	7,797	15,268

Interest expense	(2,079)	(3,732)
Other income, net	—	23
Interest income	24	1
Income before income taxes	5,742	11,560
Income taxes	2,389	4,584

Net income and comprehensive income	$3,353	$6,976

Basic income per common share
Net income per share — basic	$0.04	$0.08

Diluted income per share
Net income per share — diluted	$0.04	$0.08

Weighted average shares:
Basic	87,436	87,138
Diluted	87,935	88,826

See accompanying notes to unaudited consolidated financial statements

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2014

(in thousands, except share amounts)

(unaudited)

	Common Stock		Capital in		Treasury Stock		Total
	# of Shares Issued	Par Value	Excess of Par Value	Retained Earnings	# of Shares	Amount	Shareholders’ Equity
Balance at December 31, 2013	93,826,453	$936	$296,517	$250,000	6,526,305	$(45,014)	$502,439

Net income and comprehensive income	—	—	—	3,353	—	—	3,353

Stock-based compensation expense	—	—	2,940	—	—	—	2,940
Exercise of stock options	261,833	2	2,530	—	—	—	2,532
Vesting of restricted stock awards and units, net of shares withheld for employee tax	102,136	1	(1,089)	—	—	—	(1,088)
Excess tax benefit from exercise of stock options	—	—	854	—	—	—	854
Balance at March 31, 2014	94,190,422	$939	$301,752	$253,353	6,526,305	$(45,014)	$511,030

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2014	2013
Operating activities:
Net income and comprehensive income	$3,353	$6,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,671	14,158
Stock-based compensation expense	2,940	3,028
Excess tax benefit from exercised stock options	(854)	(3,021)
Deferred income taxes	(967)	(850)
Allowance for doubtful accounts	(4,159)	3,383
Change in fair value of contingent consideration	6	43
Loss on disposal of fixed assets	—	46
Changes in operating assets and liabilities:
Accounts receivable	982	(1,519)
Prepaid expenses	1,292	169
Prepaid income taxes	2,829	(2,861)
Other current assets	(42)	(371)
Other assets	(125)	(34)
Accounts payable, accrued expenses and other liabilities	(3,057)	(6140)
Estimated liability for appeals	5,455	2,946
Net cash provided by operating activities	21,324	15,953
Investing activities:
Purchases of property and equipment	(2,603)	(9,100)
Purchases of land	(1,605)	—
Investment in capitalized software	(649)	(734)
Net cash used in investing activities	(4,857)	(9,834)
Financing activities:
Repayment of term loan	—	(8,750)
Repayment of revolving credit facility	(35,000)	—
Payments on contingent consideration	(428)	—
Proceeds from exercise of stock options	2,532	5,375
Payments on capital lease obligations	(413)	(287)
Payments of tax withholdings on behalf of employees for net-share settlement for stock-based compensation	(1,088)	(1,483)
Excess tax benefit from exercised stock options	854	3,021
Net cash used in financing activities	(33,543)	(2,124)
Net increase (decrease) in cash and cash equivalents	(17,076)	3,995
Cash and cash equivalents at beginning of period	93,366	135,227
Cash and cash equivalents at end of period	$76,290	$139,222
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$419	$11,837
Cash paid for interest	$1,188	$2,879
Supplemental disclosure of noncash activities:
Accrued property and equipment purchases	$584	$1,128
Equipment purchased through capital leases	$—	$1,626
Decrease in appeals liability for lost appeals offset with a reduction in accounts receivable	$12,300	$—

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2014 and 2013

(unaudited)

1.              Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of our and our subsidiaries’ financial position at March 31, 2014, the results of our operations for the three months ended March 31, 2014 and 2013 and cash flows for the three months ended March 31, 2014 and 2013. Interim financial statements are prepared on a basis consistent with our annual financial statements. The financial statements included herein should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013, which we refer to as our Annual Report.

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

Since our inception, we have grown both organically and through targeted acquisitions. In 1985, we began providing coordination of benefits services to state Medicaid agencies. We expanded into the Medicaid managed care market, providing similar coordination of benefits services when Medicaid began to delegate members to managed care organizations. We launched our program integrity services in 2007 and have since acquired several businesses to expand our service offerings. In 2009, we entered the Medicare market with our acquisition of IntegriGuard, LLC, or IntegriGuard, now doing business as HMS Federal, which provides fraud, waste and abuse analytical services to the Medicare program, the VHA, and the Department of Defense. In 2009 and 2010, we entered the employer market, working with large self-funded employers through our acquisitions of Verify Solutions, Inc. and Chapman Kelly, Inc. In 2011, we extended our reach in the federal, state and commercial markets with our acquisition of HealthDataInsights, Inc., or HDI. HDI provides improper payment identification services for government and commercial health plans, and is the Medicare Recovery Audit Contractor (RAC) in the Centers for Medicare & Medicaid Services (CMS) Region D, covering 17 states and three U.S. territories. In December 2012, we extended our Workers’ Compensation recovery services to commercial health plans through our asset purchase of MedRecovery Management, LLC, or MRM. MRM provides Workers’ Compensation recovery services for commercial health plans.

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

Under our Medicare RAC contract with CMS, our Medicaid RAC contracts with various states, and similar contracts for commercial clients, we recognize revenue when claims are sent to the client for offset against future claims payments. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of the client.  We accrue an estimated liability for appeals based on the amount of fees that are subject to appeals, closures, and other adjustments and which we estimate are probable of being returned to providers following a successful appeal.  This estimated liability for appeals is an offset to revenue in our unaudited Consolidated Statements of Comprehensive Income.  Our estimates are based on our historical experience with appeals. The estimated liability of appeals of $35.0 million at March 31, 2014, and $41.9 million as of December 31, 2013, represents our estimate of the potential amount of repayments related to appeals of claims, closures and other adjustments for which fees were previously collected.  This is reflected as a separate line item in the current liabilities section of our balance sheet titled “Estimated liability for appeals.” To the extent the amount to be returned to providers following a successful appeal exceeds the amount accrued, revenue in the applicable period would be reduced by the amount of the excess.

As of March 31, 2014, we have accrued an estimated liability for appeals and estimated allowance for appeals based on our historical experience with this activity under our clients’ contracts. At this time, we do not believe that we face a risk of significant loss in excess of the amounts accrued. Accordingly, we believe that an estimate of any possible loss in excess of the amounts accrued is immaterial. Any future changes to any of our client contracts, including further modifications to the transition plan for incumbent Medicare recovery audit contractors, may require us to apply different assumptions that could affect our estimated liability for future periods. We similarly accrue an allowance against accounts receivable related to fees yet to be collected, based on the same estimates used to establish the estimated liability for appeals of fees received. Our inability or failure to correctly estimate or accrue the estimated liabilities and allowance for appeals or accounts receivable could adversely affect our revenue in current or future periods.

Allowance for doubtful accounts and estimated allowance and liability for appeals as of March 31, 2014 are as follows:

Allowance for doubtful accounts (in thousands):

Balance, December 31, 2012	$830
Provision	718
Recoveries	(42)
Charge-offs	(590)
Balance, December 31, 2013	$916
Provision	—
Recoveries	—
Charge-offs	(49)
Balance, March 31, 2014	$867

Estimated allowance for appeals and estimated liability for appeals (in thousands):

Balance, December 31, 2012	$34,426
Provision	41,076
Appeals found in Providers’ favor	(19,711)
Balance, December 31, 2013	$55,791	*
Provision	5,793
Appeals found in Providers’ favor	(16,748)
Balance, March 31, 2014	$44,836	*

*Includes $9,829 and $13,939 related to estimated allowance for appeals that apply to uncollected accounts receivable as of March 31, 2014 and December 31, 2013, respectively.

In the first quarter of 2014, our estimated allowance for appeals found in favor of providers was $16.8 million, of which, $12.3 million was activity associated with our CMS RAC contract resulting in an accounts receivable charge-off with CMS.

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

The preparation of the unaudited consolidated financial statements in conformity with United States generally accepted accounting principles, or U.S. GAAP, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, primarily accounts receivable, intangible assets, accrued expenses, estimated allowance for appeals and estimated liability for appeals and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Our actual results could differ from those estimates.

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

We evaluate the recoverability of goodwill annually and whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (i) a significant decrease in the market value of an asset, (ii) a significant adverse change in the extent or manner in which an asset is used, or (iii) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset.

For long-lived assets and intangible assets, we measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. If the sum of the expected future undiscounted net cash flows is less than the carrying value of the asset being evaluated, we would recognize an impairment charge. The impairment charge would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The determination of fair value is based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. We did not recognize any impairment charges related to our long-lived assets, property and equipment, goodwill or intangible assets, during the three months ended March 31, 2014 and 2013, as management believes that the carrying amounts were not impaired. Depreciation and amortization expense related to property and equipment was $8.0 million and $7.4 million for the three months ended March 31, 2014 and 2013, respectively.

The carrying amounts for our cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term nature.

Certain reclassifications were made to prior period amounts to conform to the current period presentation.

Recently Issued Accounting Pronouncements

On March 31, 2014, the New York Bank and Corporate Franchise Tax Reform was enacted. Under this new law, banks and general corporations will be subject to a substantially revised Article 9-A franchise tax. Substantive changes to the 9-A franchise tax include, but are not limited to, new economic nexus standards, reduced corporate franchise tax rates for general corporations and qualified manufacturers, revised apportionment provisions, and new rules for when unitary combined reporting is required. As required by ASC 740-10-25-48, the effects of a change in the tax law shall be recognized as of the date of enactment. The adoption of this guidance did not have a material effect on our unaudited consolidated financial statements.

2.                                      Intangible Assets

Intangible assets consisted of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013	Useful Life
Client relationships	$102,755	$102,755	5-10 years
Trade name	17,312	19,532	3-5 years
Restrictive covenants	18,300	18,300	3-7 years
	138,367	140,587

Less accumulated amortization	(48,246)	(45,275)
Intangible assets, net	$90,121	$95,312

Estimated amortization expense for intangible assets is expected to approximate the following (in thousands):

Year Ending December 31,
Remainder of 2014	$15,542
2015	20,270
2016	19,934
2017	16,613
2018	15,992
Thereafter	1,770

For the three months ended March 31, 2014 and 2013, amortization expense related to intangible assets was $5.2 million and $5.9 million, respectively.

3.              Income Taxes

Our effective tax rate increased to 41.6% for the three months ended March 31, 2014 from 39.7% for the three months ended March 31, 2013, primarily due to changes in state apportionments and permanent differences, including the aforementioned change in the New York State Franchise Tax. The principal differences between the statutory rate and our effective rate are state taxes and permanent differences.

We file income tax returns with the U.S. federal government and various state jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2010. We operate in a number of state and local jurisdictions, most of which have never audited our records. Accordingly, we are subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction. We are currently being examined by Idaho.

During the three months ended March 31, 2014 and 2013, we recorded a tax benefit of $0.9 million and $3.0 million, respectively, related to the utilization of the income tax benefit from stock transactions by reducing income tax payable and increasing capital.

As of March 31, 2014 and 2013, the total amount of unrecognized tax benefits was approximately $1.5 million and $1.1 million, respectively, including, approximately $0.1 million and $0.1 million, respectively (net of the federal benefit for state issues) of unrecognized tax benefits that, if recognized, would favorably affect our future effective tax rate.  As of both March 31, 2014 and 2013, the accrued liability for interest expense and penalties related to unrecognized tax benefits was $1.1 million and $0.9 million, respectively.  We include interest expense and penalties in the provision for income taxes in the Consolidated Statements of Income.  The amount of interest expense (net of federal and state income tax benefits) and penalties in the

Consolidated Statements of Income for the months ended March 31, 2014 and 2013 were immaterial.  We do not expect any significant change in unrecognized tax benefits during the next twelve months.

4.              Credit Agreement

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

Our obligations under the 2013 Credit Agreement may be accelerated upon the occurrence of an event of default, which includes customary events of default including, without limitation, payment defaults, failures to perform affirmative covenants, failure to refrain from actions or omissions prohibited by negative covenants, the inaccuracy of representations or warranties, cross-defaults, bankruptcy and insolvency related defaults, defaults relating to judgments, defaults due to certain ERISA related events and a change of control default.  As of March 31, 2014, we were in compliance with all the terms of the 2013 Credit Agreement.

Borrowings under the 2013 Credit Agreement were used to refinance the outstanding principal and unpaid interest of $323.8 million and $1.1 million, respectively, under the term loan facility of the 2011 Credit Agreement. We paid lender fees of $2.9 million in connection with amending and restating the Credit Agreement.

The interest expense on revolving debt and commitment fees on unused revolving credit facility are as follows (in thousands):

	March 31,
	Three months ended
	2014	2013
Interest expense	$1,164	$2,662
Commitment fees	$328	$117

At March 31, 2014 and December 31, 2013, the unamortized balance of deferred origination fees and debt issue costs were $8.5 million and $9.0 million, respectively.  For the three months ended March 31, 2014 and 2013, we amortized $0.5 million and $0.9 million, respectively, of interest expense related to our deferred origination fees and debt issue costs.

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

The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three Months Ended March 31
	(in thousands, except per share data)
Basic and diluted	2014	2013
Net income	$3,353	$6,976

Net weighted average common shares outstanding, basic	87,436	87,138
Plus: net effect of dilutive stock options	336	1,485
Plus: net effect of dilutive restricted common shares	163	203
Weighted average common shares outstanding, diluted	87,935	88,826
Income per common share - Basic	$0.04	$0.08
Income per common share - Diluted	$0.04	$0.08

For the three months ended March 31, 2014 and 2013, 1,434,314 and 594,318 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.  For the three months ended March 31, 2014 and 2013, 25,541 and 64,054 restricted stock units were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

6.                    Stock-Based Compensation

Total stock-based compensation expense charged as a selling, general and administrative expense in our unaudited consolidated statements of comprehensive income related to our stock compensation plans was $3.0 million for the three months ended March 31, 2014 and March 31, 2013.

The total income tax benefit related to stock-based compensation expense recognized in our unaudited consolidated statements of comprehensive income was $0.9 million and $3.0 million, for the three months ended March 31, 2014 and 2013, respectively.

Presented below is a summary of our stock option activity for the nine months ended March 31, 2014 (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at December 31, 2013	4,273	$17.53
Granted	50	$20.41
Exercised	(262)	$9.67
Forfeited	(143)	$23.24
Expired	(8)	$26.08
Outstanding at March 31, 2014	3,910	$17.86	4.73	$16,661
Expected to vest at March 31, 2014	1,832	$22.53	6.27	$1,144
Exercisable at March 31, 2014	2,035	$13.56	3.27	$15,485

The fair value of each option grant was estimated using the Black-Scholes and Monte-Carlo option pricing models. Expected volatilities are calculated based on the historical volatility of our common stock. Management monitors stock option exercises and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The expected terms of options granted are based on our historical experience for similar types of stock option awards. The risk-free interest rate is based on U.S. Treasury Notes.

The weighted average grant-date fair value per share of the stock options granted during the three months ended March 31, 2014 and 2013 was $6.88 and $9.72, respectively. We estimated the fair value of each stock option grant on the date of grant using a Black-Scholes option-pricing model and the weighted-average assumptions set forth in the following table:

	Three months ended March 31
	2014	2013
Expected dividend yield	—	—
Risk-free interest rate	1.65%	0.67%
Expected volatility	37.08%	40.05%
Expected life	4.81 years	4.47 years

During the three months ended March 31, 2014 and 2013, we issued 0.3 million shares and 0.5 million shares, respectively, of our common stock upon the exercise of outstanding stock options and received proceeds of $2.5 million and $5.4 million, respectively. For the three months ended March 31, 2014 and 2013, we realized a tax benefit of $0.9 million and $3.0 million, respectively from the exercise of stock options.

For the three months ended March 31, 2014, and 2013, approximately $1.9 million, and $1.8 million respectively, of stock-based compensation expense relating to stock options was charged against income.  As of March 31, 2014, there was approximately $13.3 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to stock options outstanding, which is expected to be recognized over a weighted-average period of 1.5 years. As of December 31, 2013, there was approximately $16.0 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to stock options outstanding, which is expected to be recognized over a weighted-average period of 1.7 years.

The total intrinsic value of options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) for the three months ended March 31, 2014 and 2013 was approximately $3.0 million and $9.9 million, respectively.

Restricted Stock Units

Our non-employee members of the Board and certain employees have received restricted stock units under our 2006 Stock Plan, as amended. The fair value of restricted stock units is estimated based on the closing sale price of our common stock on the NASDAQ Global Select Market on the date of issuance. The total number of restricted stock units expected to vest is adjusted by estimated forfeiture rates. Shares withheld to pay taxes upon the vesting of restricted stock units are retired.

For the three months ended March 31, 2014, we granted 241,884 restricted stock units with an aggregate fair market value of $4.9 million.  At March 31, 2014, 657,486 restricted stock units remained unvested and there was $13.4 million of unamortized compensation cost related to these restricted stock units, which is expected to be recognized over the remaining weighted-average vesting period of 1.9 years.  Stock-based compensation expense related to these restricted stock units was $1.0 million for the three months ended March 31, 2014 and 2013.

A summary of the status of our restricted stock units and of changes in restricted stock units outstanding under the 2006 Stock Plan, as amended, for the three months ended March 31,  2014 is as follows (in thousands, except for weighted average grant date fair value per unit):

	Number of Units	Weighted Average Grant Date Fair Value per Unit	Aggregate Intrinsic Value
Outstanding balance at December 31, 2013	636	$25.50
Granted	242	$20.26
Vesting of restricted stock units, net of shares withheld for taxes	(50)	$25.62
Shares withheld for taxes	(23)	$26.22
Forfeitures	(81)	$26.22
Outstanding balance at March 31, 2014	724	$23.66	$13,800

Restricted Stock Awards

In February 2009, certain of our executive officers received a grant of restricted stock awards under the 2006 Stock Plan, which vested in full in February 2014. The vesting of these restricted stock awards was subject to the executive officers’ continued

employment with us and the recipients of these awards were not required to provide us with any consideration other than rendering service.

The stock-based compensation expense for restricted stock awards is determined based on the closing market price of our common stock on the grant date of the awards applied to the total number of awards that are anticipated to fully vest. Shares withheld to pay taxes are retired upon the vesting of the restricted stock awards. We did not issue restricted stock awards during the three months ended March 31, 2014. Stock-based compensation expense related to the previously granted restricted stock awards was $0.1 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.

A summary of the status of our restricted stock awards at March 31, 2014 and of changes in restricted stock awards outstanding under the 2006 Stock Plan for the three months ended March 31, 2014 is as follows (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding balance at December 31, 2013	82	$10.42
Granted	—	—
Vesting of restricted stock awards	(54)	$10.42
Shares withheld for payment of taxes upon vesting of restricted stock awards	(28)	$10.42
Forfeitures	—	$—
Outstanding balance at March 31, 2014	—	$—	$—

The total fair value of restricted stock awards vested during the three months ended March 31, 2014 was $0.9 million.

7.              Commitment and Contingencies

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

On February 27, 2014, we entered into a lease agreement with an initial term of 121 months, with New Russell One, LLC for 63,922 square feet of office space at The Gramercy in Las Vegas, Nevada.  The term of the lease is expected to commence on or before July 18, 2014.  We may elect to extend the lease term for up to two separate and successive five year periods at a base rent equal to 95% of the fair market value of the rent at the time of our election.  We may terminate the lease on (i) the last day of the 75th month of the initial lease term, or (ii) the last day of the 99th month of the initial lease term, in each case, upon nine months prior notice.

The total value of lease is $16.1 million over its term and includes a tenant improvement allowance of $4.0 million. The base rent and our share of direct expenses will be abated for the first 13 months of the lease term.

On April 2, 2014, we obtained a surety bond with a notional amount of $6.1 million for purposes of guaranteeing payment to subcontractors for improvements to the office space.

8.                                      Subsequent Events

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

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below, in Part I, Item 1A “Risk Factors” of the Annual Report and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A. “Risk Factors.”

Critical Accounting Policies

Since the date of our Annual Report on Form 10-K for the year ended December 31, 2013, there have been no material changes to our critical accounting policies.

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

Since our inception, we have grown both organically and through targeted acquisitions. In 1985, we began providing coordination of benefits services to state Medicaid agencies. We expanded into the Medicaid managed care market, providing similar coordination of benefits services when Medicaid began to delegate members to managed care organizations. We launched our program integrity services in 2007 and have since acquired several businesses to expand our service offerings. In 2009, we entered the Medicare market with our acquisition of IntegriGuard, LLC, now doing business as HMS Federal, which provides fraud, waste and abuse analytical services to the Medicare program, the VHA, and the Department of Defense. In 2009 and 2010, we entered the employer market, working with large self-funded employers through our acquisitions of Verify Solutions, Inc. and Chapman Kelly, Inc. In 2011, we extended our reach in the federal, state and commercial markets with our acquisition of HealthDataInsights, Inc., or HDI. HDI provides improper payment identification services for government and commercial health plans, and is the Medicare Recovery Audit Contractor (RAC) in CMS Region D, covering 17 states and three U.S. territories. In December 2012, we extended our Workers’ Compensation recovery services to commercial health plans through our asset purchase of MedRecovery Management, LLC, or MRM. MRM provides Workers’ Compensation recovery services for commercial health plans.

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

At March 31, 2014, our cash and cash equivalents and net working capital were $76.3 million and $181.4 million, respectively. To date, we have grown our business through the internal development of new products and services, the extension of our products and services into new markets and through acquisitions of businesses whose core services strengthen our overall mission to help our clients control healthcare costs.  In addition, we leverage our expertise to acquire new clients at the state, federal and employer levels and to expand our current contracts to provide new services to current clients. Our growth to date has also been driven by growth in government programs as well as increased use of vendors by government agencies for coordination of benefits and other cost containment functions. We are continuously evaluating opportunities that will enable us to expand the breadth of the services we provide and will consider acquisition opportunities that enable us to continue to grow our business to address the increasing needs of the healthcare industry.

As of March 31, 2014, we served CMS, the VHA, 46 state Medicaid agencies and the District of Columbia. We also provided services to approximately 160 commercial clients and supported their multiple lines of business, including Medicaid managed care, Medicare Advantage, and group health plans. We also act as a subcontractor for certain business outsourcing and technology firms.

In 2014, we continued to incur restructuring expenses relating to employee severance and termination benefits. We recorded restructuring expenses of $0.8 million for the three months ended March 31, 2014.  Accrued restructuring expenses were approximately $1.1 million at March 31, 2014.

In February 2013, CMS began the reprocurement process for the Medicare Recovery Audit Program contracts. After a protest was filed on the initial Request for Quote (RFQ), CMS took corrective action and between December 2013 and January 2014, issued five new RFQs covering each of the Medicare Recovery Audit Program contract regions. We and another bidder protested the new RFQs and our protests were denied by Government Accountability Office (GAO) in April 2014. On April 28, 2014, one of our competitors filed a lawsuit at the U.S. Court of Federal Claims challenging the terms of the solicitations and seeking an injunction against CMS. Given that the Medicare Recovery Auditor contract with CMS is one of our largest contracts and represents a significant potential business opportunity for us, our business and results of operations would be adversely affected if we are not awarded a region or if we are awarded a region but on substantially different terms than our current contract or if contract awards continue to be delayed and contracts are not awarded in the timeframe that we anticipate.  In addition, if we are awarded a new Medicare Recovery Audit contract, the terms of that contract may change or delay the timing of our revenue recognition from timing under our current contract.

Under the existing RAC contract, on February 18, 2014, CMS announced its decision to pause the operations of the current Medicare Recovery Auditors, establishing June 1, 2014 as the last day that RAC contractors could submit improper payment files for processing.

On August 2, 2013 CMS issued the final rule of, CMS Rule 1599-F “Hospital Inpatient Admission Order and Certification and Two Midnight Benchmark for Inpatient Hospital Admissions for the FY 2014 Inpatient Prospective Payment System (IPPS)/Long-Term Care Hospital (LTCH).”   Under this final rule, effective October 1, 2013, CMS redefined the requirements for an inpatient stay with a new formal time-based standard.  The new rule, termed the “Two Midnight Rule,” states that surgical procedures, diagnostic tests and other treatments (in addition to services designated as inpatient-only), are generally appropriate for inpatient hospital admission and payment under Medicare Part A when (1) the physician expects the beneficiary to require a stay that crosses at least two midnights and (2) admits the beneficiary to the hospital based upon that expectation.  As part of the implementation of the new rule CMS suspended the review by Medicare RACs of inpatient hospital claims paid between October 1, 2013 and September 30, 2014 for a determination of whether the inpatient hospital admission and patient status was appropriate. In connection with this audit suspension, CMS announced that it has initiated a provider education and compliance review program and stated that it would re-evaluate the retrospective review strategy after it has evaluated the results of the compliance review.  On April 1, 2014, the “Protecting Access to Medicare Act of 2014,” was signed into law. A provision of this act further delayed the enforcement of and RAC review of two midnight claims until March 31, 2015.

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

Revenues under HDI’s Medicare RAC contract for Region D generated approximately 10.1% and 22.3% of our consolidated total revenues for the three months ended March 31, 2014 and 2013, respectively.

Healthcare Environment

In March 2010, the ACA was signed into law and in June 2012, the US Supreme Court upheld the constitutionality of the ACA, ruling that the federal government could not condition continued existing federal funding of a state’s existing Medicaid program on the state’s agreement to implement the Medicaid expansion provisions of the ACA.  As a result, states choosing not to expand their Medicaid programs will forgo only the federal matching funds associated with such expanded coverage. As a result of the ACA, states face increasing pressure to cover more individuals even as many of them continue to address ongoing budget deficit challenges. As of March 2014, 27 states will be or have begun to implement Medicaid expansion in these states.

It is expected that enrollment in government healthcare programs will continue to grow, particularly under the ACA.  According to CMS’s projections for national health expenditures for 2012-2022, after two years of slowing growth, Medicaid enrollment is projected to grow by 15.5% in 2014 and 8.2% in 2015. Total Medicaid spending is projected to increase at a rate of 12.2% in 2014 and 8.3% in 2015. In addition, Medicare spending is projected to grow by 5.1% in 2014 and 5.4% in 2015.

In response to pressures to contain the growth of state and federal Medicaid spending and to concerns about access to healthcare for low-income individuals, the use of managed care arrangements in Medicaid continues to grow dramatically.  As of year-end 2013, 38 states and Washington, D.C. contract with managed care organizations to provide care to some or all of their Medicaid beneficiaries. In addition, many states are expanding the use of managed care organizations into new regions of the state or using them to serve beneficiaries with more complex or chronic conditions. Of the 26 states and Washington, D.C. that are expanding Medicaid eligibility levels this year pursuant to the ACA, just three of those do not use Medicaid managed care organizations.

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

SUMMARY OF OPERATING RESULTS

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following table sets forth, for the periods indicated, certain items in our unaudited consolidated statements of comprehensive income expressed as a percentage of revenue:

	Three months ended March 31,
	2014	2013
Revenue	100.0%	100.0%
Cost of services
Compensation	44.8%	37.7%
Data processing	8.8%	7.8%
Occupancy	3.8%	4.0%
Direct project costs	7.4%	11.4%
Other operating costs	5.2%	5.7%
Amortization of intangibles	6.8%	6.8%
Total cost of services	76.8%	73.4%
Selling, general, and administrative expenses	15.7%	13.5%
Total operating expenses	92.6%	86.9%
Operating income	7.4%	13.1%
Interest expense	(1.9)%	(3.2)%
Other income, net	0.0%	0.0%
Interest income	0.0%	0.0%
Income before income taxes	5.5%	9.9%
Income taxes	(2.3)%	(3.9)%
Net income and comprehensive income	3.2%	6.0%

Revenue for the three months ended March 31, 2014 was $104.7 million, a decrease of $11.9 million, or 10.2%, compared to revenue of $116.6 million in the same quarter for the prior year.  Revenue generated by new clients for whom there was no revenue in the prior year period provided an increase of $6.7 million.  Fluctuations in existing client accounts, together with changes in the yield and scope of those projects, and differences in the timing of when client projects were completed in the current year compared to the prior year, resulted in a $16.3 million decrease in revenue, of which $12.7 million of this decrease is related to the wind-down of the CMS RAC contract and $2.3 million relates to contract expirations.

Compensation expense as a percentage of revenue was 44.8% for the three months ended March 31, 2014, compared to 37.7% for the three months ended March 31, 2013. Compensation expense for the current quarter was $46.9 million, a $2.9 million, or 6.7%, increase over compensation expense of $44.0 million for the same quarter in the prior year.  During the quarter ended March 31, 2014, we averaged 2,295 employees, a 6.0% decrease compared to our average of 2,441 employees during the quarter ended March 31, 2013. The increase in compensation expense relates to a $2.1 million increase in variable compensation expense accrual, a $0.6 million increase in salary and overtime expense and a $0.4 million increase in severance expense.  This increase was partially offset by a $0.2 million decrease in employee benefits expense. The decrease in our average number of employees reflects reductions of staff in the areas of client support and operations and includes 116 employees who supported CMS RAC operations who were furloughed at the end of March. The compensation savings related to those furloughed employees will be reflected in subsequent periods.

Data processing expense as a percentage of revenue was 8.8% for the three months ended March 31, 2014, compared to 7.8% for the three months ended March 31, 2013. Data processing expense was $9.2 million for the current quarter, an increase of $0.1 million, or 1.4%, over data processing expense of $9.1 million for the same quarter in the prior year.  This increase reflects $0.4 million in additional hardware and hosting costs and $0.1 million in additional software costs.  The increase was partially offset by a $0.4 million decrease in data communications costs.

Occupancy expense as a percentage of revenue was 3.8% for the three months ended March 31, 2014, compared to 4.0% for the three months ended March 31, 2013. Occupancy expense was $4.0 million for the three months ended March 31, 2014, a decrease of approximately $0.7 million, or 14.3%, compared to occupancy expense of $4.6 million for the same quarter in the prior year.  The decreased occupancy costs resulted from the downsizing of our New York City and Charlestown offices, relocation of our Atlanta office, and the closing of several smaller office locations.

Direct project expense as a percentage of revenue was 7.4% for the three months ended March 31, 2014, compared to 11.4% for the three months ended March 31, 2013.  Direct project expense for the current quarter was $7.7 million, a $5.6 million, or 42.2%, decrease compared to direct project expense of $13.3 million for the same quarter in the prior year. This decrease relates to a $3.0 million reduction in temporary help costs, as full time employees instead of temporary workers were used in the verification process. Other decreases included a $1.0 million reduction in data costs resulting from a decrease in the number of patient charts we were allowed to request as a result of the wind-down of the CMS RAC project; a $0.9 million decrease in subcontractor fees primarily related to reductions in the number of subcontractors used to support our clients; a $0.3 million decrease in data conversion expenses resulting from our ongoing process improvements; a $0.2 million decrease in bad debt expense; a $0.1 million decrease in travel expense as a result of cost control efforts; and a $0.1 million decrease in postage, delivery, and lockbox expenses resulting from the increased use of electronic data retrieval processes.  Of the $5.6 million total reduction in direct project expenses, $1.3 million relates to the wind-down of the CMS RAC project.

Other operating costs as a percentage of revenue were 5.2% for the three months ended March 31, 2014, compared to 5.7% for the three months ended March 31, 2013. Other operating costs for the current quarter were $5.5 million, a decrease of $1.1 million, or 17.4%, compared to other operating costs of $6.6 million for the same quarter in the prior year.  This resulted from a $0.6 million decrease in temporary help costs, a $0.4 million decrease in travel related expenses due to cost control efforts, and a $0.1 million decrease in recruiting expenses.

Amortization of acquisition-related software and intangibles as a percentage of revenue was 6.8% for the three months ended March 31, 2014, compared to 6.8% for the three months ended March 31, 2013. Amortization of acquisition-related software and intangibles for the current quarter was $7.2 million, compared to amortization expense of $7.9 million for the same quarter in the prior year.  The decrease related to the full amortization of intangibles from prior acquisitions.

Selling, general, and administrative expense as a percentage of revenue was 15.7% for the three months ended March 31, 2014 compared to 13.5% for the three months ended March 31, 2013.  Selling, general, and administrative expense for the current quarter was $16.5 million, a $0.7 million, or 4.4%, increase compared to $15.8 million for the same quarter in the prior year.  During the quarter ended March 31, 2014, we averaged 218 corporate employees, a 1.9% increase over our average of 214 corporate employees during the quarter ended March 31, 2013.  Compensation expense increased by $0.9 million, primarily comprised of variable compensation expense accrual. Data processing expense increased by $0.3 million.  Other expenses decreased by $0.4 million of which temporary help expenses decreased by $0.2 million, recruiting and related expenses decreased by $0.1 million and legal expenses decreased by $0.1 million.

Operating income for the three months ended March 31, 2014 was $7.8 million, a decrease of $7.5 million, or 48.9%, compared to $15.3 million for the three months ended March 31, 2013.

Interest expense was $2.1 million for the three months ended March 31, 2014, compared to $3.7 million for the three months ended March 31, 2013. This represents a $1.5 million decrease in interest expense on our debt and a $0.3 million decrease in amortization of deferred financing costs and was partially offset by an increase in commitment fees of $0.2 million related to our increased line of credit. Interest income was $24,000 for the three months ended March 31, 2014, compared to interest income of $1,000 for the three months ended March 31, 2013.  Net other income of $23,000 in the prior year period related to net tenant income for leases associated with our Irving, Texas building.

We recorded income tax expense of $2.4 million for the quarter ended March 31, 2014, compared to income tax expense of $4.6 million for the three months ended March 31, 2013, a decrease of $2.2 million.  Our effective tax rate increased to 41.6% for the quarter ended March 31, 2014 from 39.7% for the quarter ended March 31, 2013, primarily due to a change in state apportionments and permanent differences. The principal differences between the statutory rate and our effective rate are state taxes and permanent differences.

We reported net income and comprehensive income of $3.4 million for the three months ended March 31, 2014 versus $7.0 million for the three months ended March 31, 2013.

Contractual Obligations

As of March 31, 2014, we are contractually obligated to pay $197.8 million of the outstanding revolving debt related to the 2013 Credit Agreement by April 2018.

As of March 31, 2014, we are contractually obligated to make $43.3 million of lease payments related to real estate and operating leases by July 2024.

With the exception above, there have been no material changes in our contractual obligations as presented in our Annual report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

Other than our Letter of Credit, we do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

This data should be read in conjunction with our unaudited Consolidated Statements of Cash Flows.

(in thousands)	March 31, 2014	December 31, 2013

Cash and cash equivalents	$76,290	$93,366
Working capital	$181,353	$199,069

A summary of our cash flows is as follows:

	Three months ended
(in thousands)	March 31, 2014	March 31, 2013

Net cash provided by operating activities	$21,324	$15,953
Net cash used in investing activities	$(4,857)	$(9,834)
Net cash used in by financing activities	$(33,543)	$(2,124)
Net (decrease) increase in cash and cash equivalents	$(17,076)	$3,995

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

Cash Flows from Operating Activities

Net cash provided by operating activities for the three-month period ended March 31, 2014 was $21.3 million, a $5.3 million increase over net cash provided by operating activities of $16.0 million for the three-month period ended March 31, 2013. The increase was due to changes in our working capital accounts, primarily a decrease in our accounts receivable balance.

The number of days sales outstanding as of March 31, 2014, net of estimated liability for appeals, increased by 15 days to 120 days from 105 days at December 31, 2013 as a result of delays in our receipt of payment from several clients.

The majority of our client relationships have been in place for several years.  Our operating cash flows could be adversely affected by a decrease in demand for our services or if one or more contracts with our largest clients is terminated or not re-awarded.

Cash Flows from Investing Activities

Net cash used in investing activities for the three-month period ended March 31, 2014 was $4.9 million, a $4.9 million decrease from net cash used in investing activities of $9.8 million for the three-month period ended March 31, 2013. The net decrease is due to a $6.5 million decrease in purchases of property and equipment, partially offset by a $1.6 million increase related to the purchase of land.

Cash Flows from Financing Activities

Net cash used in financing activities for the three-month period ended March 31, 2014 was $33.5 million, a $31.3 million increase from net cash used in financing activities of $2.2 million for the three-month period ended March 31, 2013. This increase was primarily related to a $26.2 million increase in payments toward the outstanding debt balances, which was partially offset by a decrease of $2.8 million of proceeds from stock option exercises.

Recently Issued Accounting Pronouncements

See “Recently Issued Accounting Pronouncements” in Note 1 of the Notes to unaudited Consolidated Financial Statements.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2014, we were not a party to any derivative financial instruments. We conduct all of our business in U.S. currency and hence do not have direct foreign currency risk. We are exposed to changes in interest rates, primarily with respect to our revolving credit facility under our 2013 Credit Agreement. If the effective interest rate for all of our variable rate debt were to increase by 100 basis points (1%), our annual interest expense would increase by a maximum of $2.0 million based on our debt balances at March 31, 2014.  Further, we currently invest substantially all of our excess cash in short-term investments, primarily money market accounts, where returns effectively reflect current interest rates. As a result market interest rate changes may impact our interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of borrowings or excess cash balances. We do not consider this risk to be material. We manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

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

As required by Rule 13a-15(b) under the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2014.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.  Risk Factors

Risks that could have a negative impact on our business, results of operations and financial condition include without limitation the risk factors set forth below and the following risk factors: (i) variations in our results of operations; (ii) changes in the U.S. healthcare environment and steps we take in anticipation of such changes; (iii) regulatory, budgetary or political actions that affect procurement practices; (iv) the loss of one or more major clients, including through our failure to reprocure a contract or the reduction in scope or early termination of one or more of our significant contracts; (v) our ability to effectively manage our growth to execute on our business plans; (vi) the growth rate of spending on Medicaid/Medicare, simplification of the healthcare payment process or programmatic changes that diminish the scope of benefits; (vii) client dissatisfaction or early termination of contracts triggering significant costs or liabilities; (viii) the development by competitors of new or superior products or services; (ix) the emergence of new competitors, or the development by our clients of in-house capacity to perform the services we offer; (x) all the risks inherent in the development, introduction, and implementation of new products and services; (xi) our failure to comply with laws and regulations governing health data or to protect such data from theft and misuse; (xii) our ability to maintain effective information systems and protect them from damage or interruption; (xiii) restrictions on our ability to bid on/perform certain work due to other work we currently perform; (xiv) our ability to successfully integrate our acquisitions; (xv) our ability to continue to secure contracts through the competitive bidding process and to accurately predict the cost and time to complete such contracts; (xvi) our compliance with the covenants and obligations under the terms of our credit facility and our ability to generate sufficient cash to cover our interest and principal payments thereunder; (xvii) negative results of government or client reviews, audits or investigations to verify our compliance with contracts and applicable laws and regulations; (xviii) the impact of lawsuits or claims related to contracts, subcontracts, employment matters or compliance with laws and regulations;  (xix) our failure to properly remediate any future weaknesses or deficiencies or maintain proper and effective controls; and (xx) the potential that we are unable to meet our liquidity needs. A more detailed description of each of these and other risk factors can be found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed with the SEC on March 3, 2014.

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

Date:	May 12, 2014	HMS HOLDINGS CORP.

		By:	/s/ William C. Lucia
William C. Lucia
President and Chief Executive Officer and Duly
Authorized Officer
(Principal Executive Officer)

		By:	/s/ Walter D. Hosp
Walter D. Hosp
Chief Financial Officer and Duly Authorized Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1†*	Form of 2013 Director Non-Qualified Stock Option Agreement under the 2006 Stock Plan

10.2†*	Form of 2013 Director Restricted Stock Unit Agreement under the 2006 Stock Plan

10.3†*	Form of 2013 Executive Non-Qualified Stock Option Agreement under the 2006 Stock Plan

10.4†*	Form of 2014 Executive Restricted Stock Unit Agreement under the 2006 Stock Plan

10.5*	Lease, dated February 27, 2014, between New Russell One LLC and HMS Business Services, Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Section 1350 Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2‡	Section 1350 Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†                                         Indicates a management contract or compensatory plan, contract or arrangement

*                                         Filed herewith

‡                                         Furnished herewith