Form 10-Q
period 2014-06-30
HMS HOLDINGS CORP
filed 2014-08-11
CIK 1196501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 4, 2014, there were approximately 87,727,214 shares of the registrant’s common stock (par value $0.01 per share) outstanding.

HMS HOLDINGS CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

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

We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target,” “seek,” “forecast” and similar expressions and references to guidance.  In particular, these include statements relating to future actions, business plans, objectives and prospects, future operating or financial performance or results of current and anticipated services, acquisitions and the performance of companies we have acquired, sales efforts, expenses, interest rates, and the outcome of contingencies, such as financial results.

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

Item 1. Financial Statements

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$95,879	$93,366
Accounts receivable, net of allowance for doubtful accounts of $1,232 and $916, and estimated allowance for appeals of $7,161 and $13,939 at June 30, 2014 and December 31, 2013, respectively	164,543	171,726
Prepaid expenses	10,910	12,942
Prepaid income taxes	335	6,792
Other current assets	470	489
Total current assets	272,137	285,315
Property and equipment, net	118,300	123,006
Goodwill	361,468	361,468
Intangible assets, net	84,931	95,312
Deferred financing costs, net	7,999	9,041
Other assets	4,505	4,460
Total assets	$849,340	$878,602

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$34,065	$37,123
Acquisition related contingent consideration	528	945
Deferred tax liabilities	5,910	6,326
Estimated liability for appeals	35,720	41,852
Total current liabilities	76,223	86,246
Long-term liabilities:
Deferred rent	2,208	724
Revolving credit facility	197,796	232,796
Other liabilities	3,268	3,874
Deferred tax liabilities	49,338	52,523
Total long-term liabilities	252,610	289,917
Total liabilities	328,833	376,163

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock - $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 125,000,000 shares authorized; 94,249,982 shares issued and 87,723,677 shares outstanding at June 30, 2014; 93,826,453 shares issued and 87,300,148 shares outstanding at December 31, 2013	940	936
Capital in excess of par value	305,190	296,517
Retained earnings	259,391	250,000
Treasury stock, at cost: 6,526,305 shares at June 30, 2014 and at December 31, 2013	(45,014)	(45,014)
Total shareholders’ equity	520,507	502,439
Total liabilities and shareholders’ equity	$849,340	$878,602

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Revenue	$112,561	$125,809	$217,268	$242,416

Cost of services:
Compensation	44,245	46,032	91,166	90,016
Data processing	10,174	9,188	19,398	18,286
Occupancy	4,688	4,781	8,648	9,403
Direct project costs	9,913	12,269	17,586	25,539
Other operating costs	5,915	7,653	11,398	14,290
Amortization of acquisition related software and intangibles	7,160	8,759	14,320	16,688
Total cost of services	82,095	88,682	162,516	174,222

Selling, general and administrative expenses	17,908	16,761	34,397	32,560
Total operating expenses	100,003	105,443	196,913	206,782

Operating income	12,558	20,366	20,355	35,634

Interest expense	(1,939)	(4,047)	(4,018)	(7,779)
Other income, net	—	776	—	799
Interest income	12	17	36	18
Income before income taxes	10,631	17,112	16,373	28,672
Income taxes	4,593	6,692	6,982	11,276

Net income and comprehensive income	$6,038	$10,420	$9,391	$17,396

Basic income per common share
Net income per share — basic	$0.07	$0.12	$0.11	$0.20

Diluted income per common share
Net income per share — diluted	$0.07	$0.12	$0.11	$0.20

Weighted average shares:
Basic	87,691	87,674	87,564	87,408
Diluted	88,092	89,023	88,033	88,919

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2014

(in thousands, except share amounts)

(unaudited)

	Common Stock		Capital in		Treasury Stock		Total
	Shares	$0.01 Par Value	Excess of Par Value	Retained Earnings	Shares	Amount	Shareholders’ Equity
Balance at December 31, 2013	93,826,453	$936	$296,517	$250,000	6,526,305	$(45,014)	$502,439

Net income and comprehensive income	—	—	—	9,391	—	—	9,391

Stock-based compensation cost	—	—	6,230	—	—	—	6,230
Exercise of stock options	316,041	3	3,073	—	—	—	3,076
Vesting of restricted stock awards and units, net of shares withheld for employee tax	107,488	1	(1,089)	—	—	—	(1,088)
Deferred tax reversal for unexercised stock options	—	—	(395)	—	—	—	(395)
Excess tax benefit from exercise of stock options	—	—	854	—	—	—	854
Balance at June 30, 2014	94,249,982	$940	$305,190	$259,391	6,526,305	$(45,014)	$520,507

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2014	2013
Operating activities:
Net income and comprehensive income	$9,391	$17,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	16,253	15,228
Amortization expense	11,335	14,934
Stock-based compensation expense	6,230	6,122
Excess tax benefit from exercised stock options	(854)	(4,244)
Deferred income taxes	(3,996)	(2,531)
Allowance for doubtful accounts	(6,462)	6,314
Change in fair value of contingent consideration	11	20
Loss on disposal of fixed assets	4	184
Changes in operating assets and liabilities:
Accounts receivable	13,645	(16,772)
Prepaid expenses	2,032	1,878
Prepaid income taxes	7,311	(2,742)
Other current assets	19	(73)
Other assets	(45)	7
Accounts payable, accrued expenses and other liabilities	(1,193)	(7,011)
Estimated liability for appeals	(6,132)	7,161
Net cash provided by operating activities	47,549	35,871
Investing activities:
Purchases of land, property and equipment	(10,315)	(12,734)
Investment in common stock	—	(500)
Investment in capitalized software	(1,309)	(1,996)
Net cash used in investing activities	(11,624)	(15,230)
Financing activities:
Repayment of term loan	—	(8,750)
Proceeds from revolving credit facility	—	4,046
Payment of financing fees related to revolving debt	—	(2,915)
Repayment of revolving credit facility	(35,000)	(25,000)
Payments on contingent consideration	(428)	—
Payments on capital lease obligations	(826)	(838)
Proceeds from exercise of stock options	3,076	6,309
Payments of tax withholdings on behalf of employees for net-share settlement for stock-based compensation	(1,088)	(1,498)
Excess tax benefit from exercised stock options	854	4,244
Net cash used in financing activities	(33,412)	(24,402)
Net increase (decrease) in cash and cash equivalents	2,513	(3,761)
Cash and cash equivalents at beginning of period	93,366	135,227
Cash and cash equivalents at end of period	$95,879	$131,466
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,503	$19,881
Cash paid for interest	$2,538	$4,308
Supplemental disclosure of noncash activities:
Accrued property and equipment purchases	$1,633	$1,655
Equipment purchased through capital leases	$20	$2,196

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2014 and 2013

(unaudited)

1.              Basis of Presentation

The accompanying unaudited consolidated financial statements of HMS Holdings Corp., its subsidiaries and affiliates (“HMS,” “we,” “our,” “us”) have been prepared in accordance with United States Generally Accepted Accounting Principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of our and our subsidiaries’ financial position at June 30, 2014, the results of our operations for the three and six months ended June 30, 2014 and 2013 and cash flows for the six months ended June 30, 2014 and 2013. Interim unaudited financial statements are prepared on a basis consistent with our annual financial statements. The financial statements included herein should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013, which we refer to as our Annual Report. There have been no significant changes in critical accounting policies since December 31, 2013.

The preparation of our unaudited consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, primarily accounts receivable, intangible assets, accrued expenses, estimated allowance for appeals and estimated liability for appeals and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Our actual results could differ from those estimates.

These unaudited consolidated financial statements include our accounts and transactions and those of our wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

As of June 30, 2014, we have accrued an estimated liability for appeals and estimated allowance for appeals based on our historical experience with this activity under our clients’ contracts. At this time, we do not believe that we face a risk of significant loss in excess of the amounts accrued.  Accordingly, we believe that an estimate of any possible loss in excess of the amounts accrued is immaterial.  Any future changes to any of our client contracts, including further modifications to the transition plan for incumbent Medicare recovery audit contractors, may require us to apply different assumptions that could affect our estimated liability for future periods. We similarly accrue an allowance against accounts receivable related to fees yet to be collected, based on the same estimates used to establish the estimated liability for appeals of fees received. Our inability or failure to correctly estimate or accrue the estimated liabilities and allowance for appeals or accounts receivable could adversely affect our revenue in current or future periods.

Allowance for doubtful accounts and estimated allowance and liability for appeals as of June 30, 2014 are as follows:

Allowance for doubtful accounts (in thousands):
Balance, December 31, 2012	$830
Provision	718
Recoveries	(42)
Charge-offs	(590)
Balance, December 31, 2013	$916
Provision	500
Recoveries	(17)
Charge-offs	(167)
Balance, June 30, 2014	$1,232

Estimated allowance for appeals and estimated liability for appeals (in thousands):
Balance, December 31, 2012	$34,426
Provision	41,076
Appeals found in Providers’ favor	(19,711)
Balance, December 31, 2013	$55,791	*
Provision	12,166
Appeals found in Providers’ favor	(25,076)
Balance, June 30, 2014	$42,881	*

*Includes $7,161 and $13,939 related to estimated allowance for appeals that apply to uncollected accounts receivable as of June 30, 2014 and December 31, 2013, respectively.

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

•           Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•           Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table summarizes the changes in Level 3 instruments during the six months ended June 30, 2014:

Acquisition related contingent consideration	(in thousands)
Fair value at December 31, 2013	$945
Payments on contingent consideration	(428)
Change in fair value of contingent consideration	11
Fair value at June 30, 2014	$528

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that amends the FASB Accounting Standards Codification (“ASC”) by creating a new Topic 606 Revenue from Contracts with Customers. The new guidance will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

In addition, an entity should disclose sufficient qualitative and quantitative information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. This amendment is to be either retrospectively adopted to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. We are currently evaluating the impact of the adoption of this guidance to our unaudited consolidated financial statements.

In June 2014, FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance will not have a material effect on our unaudited consolidated financial statements.

2.                                      Intangible Assets

Intangible assets consisted of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013	Useful Life
Client relationships	$102,755	$102,755	5-10 years
Trade name	17,312	19,532	3-5 years
Restrictive covenants	18,300	18,300	3-7 years
	138,367	140,587

Less accumulated amortization	(53,436)	(45,275)
Intangible assets, net	$84,931	$95,312

Estimated amortization expense for intangible assets is expected to approximate the following (in thousands):

Year Ending December 31,
Remainder of 2014	$10,351
2015	20,270
2016	19,934
2017	16,613
2018	15,992
Thereafter	1,771

For the three and six months ended June 30, 2014, amortization expense related to intangible assets was $5.2 million and $10.4 million, respectively.  For the three and six months ended June 30, 2013, amortization expense related to intangible assets was $6.8 million and $12.7 million, respectively.

3.             Income Taxes

Our effective tax rate increased to 42.6% for the six months ended June 30, 2014 from 39.3% for the six months ended June 30, 2013, primarily due to changes in state apportionments and permanent differences, including the aforementioned change in the New York State Franchise Tax. The principal differences between the statutory rate and our effective rate are state taxes and permanent differences.

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

During the six months ended June 30, 2014 and 2013, we recorded excess income tax benefit of $0.9 million and $4.2 million, respectively, from the exercise of stock options by reducing income tax payable and increasing capital.

As of June 30, 2014 and 2013, the total amount of unrecognized tax benefits was approximately $1.6 million and $1.2 million, respectively, including approximately $0.2 million and $0.1 million, respectively (net of the federal benefit for state issues) of unrecognized tax benefits that, if recognized, would favorably affect our future effective tax rate. As of both June 30, 2014 and 2013, the accrued liability for interest expense and penalties related to unrecognized tax benefits was $1.2 million and $0.9 million, respectively.  We include interest expense and penalties in the provision for income taxes in the unaudited Consolidated Statements of Comprehensive Income. The amount of interest expense (net of federal and state income tax benefits) and penalties in the unaudited Consolidated Statements of Comprehensive Income for the months ended June 30, 2014 and 2013 were immaterial. We do not expect any significant change in unrecognized tax benefits during the next twelve months.

4.              Credit Agreement

In connection with our acquisition of HealthDataInsights (“HDI”) in 2011, we entered into a five-year, revolving and term secured credit agreement, which we refer to as the 2011 Credit Agreement, with certain financial institutions and Citibank, N.A. as Administrative Agent. In May 2013, we amended and restated the 2011 Credit Agreement and entered into a $500 million five-year, amended and restated revolving credit agreement, which we refer to as the 2013 Credit Agreement.

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

The interest rates applicable to the revolving credit facility are, at our option, either (a) the LIBOR multiplied by the statutory reserve rate plus an interest margin ranging from 1.50% to 2.25% based on our consolidated leverage ratio, or (b) a base rate (which is equal to the greatest of (a) Citibank’s prime rate, (b) the federal funds effective rate plus 0.50% and (c) the one-month LIBOR plus 1.00% plus an interest margin ranging from 0.50% to 1.25% based on our consolidated leverage ratio). The interest rate related to the revolving credit facility as of June 30, 2014 was 2.0%. We will pay an unused commitment fee on the revolving credit facility during the term of the 2013 Credit Agreement ranging from 0.375% to 0.50% per annum based on our consolidated leverage ratio.

Our obligations under the 2013 Credit Agreement may be accelerated upon the occurrence of an event of default, which includes customary events of default such as, without limitation, payment defaults, failures to perform affirmative covenants, failure to refrain from actions or omissions prohibited by negative covenants, the inaccuracy of representations or warranties, cross-defaults, bankruptcy and insolvency related defaults, defaults relating to judgments, defaults due to certain ERISA related events and a change of control default.  As of June 30, 2014, we were in compliance with all the terms of the 2013 Credit Agreement.

Borrowings under the 2013 Credit Agreement were used to refinance the outstanding principal and unpaid interest of $323.8 million and $1.1 million, respectively, under the term loan facility of the 2011 Credit Agreement. We paid lender fees of $2.9 million in connection with amending and restating the Credit Agreement.

The interest expense on revolving debt and commitment fees on unused revolving credit facility are as follows (in thousands):

	June 30,		June 30,
	Three months ended		Six months ended
	2014	2013	2014	2013
Interest expense	$1,000	$2,294	$2,164	$4,955
Commitment fees	$376	$177	$704	$293

At June 30, 2014 and December 31, 2013, the unamortized balance of deferred lender fees and debt issue costs were $8.0 million and $9.0 million, respectively.  For the three months ended June 30, 2014 and 2013, we amortized $0.5 million and $1.5 million, respectively, of interest expense related to our deferred lender fees and debt issue costs.  For the six months ended June 30, 2014 and 2013, we amortized $1.0 million and $2.3 million, respectively, of interest expense related to our deferred lender fees and debt issue costs.

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

The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands, except per share data):

	June 30,		June 30,
	Three months ended		Six months ended
Basic and diluted	2014	2013	2014	2013
Net Income	$6,038	$10,420	$9,391	$17,396

Net weighted average common shares outstanding, basic	87,691	87,674	87,564	87,408
Plus: net effect of dilutive stock options	230	1,200	301	1,336
Plus: net effect of dilutive restricted common shares	171	149	168	175
Weighted average common shares outstanding, diluted	88,092	89,023	88,033	88,919
Income per common share - Basic	$0.07	$0.12	$0.11	$0.20
Income per common share - Diluted	$0.07	$0.12	$0.11	$0.20

For the three months ended June 30, 2014 and 2013, 2,562,229 and 1,413,369 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.  For the three months ended June 30, 2014 and 2013, 9,085 and 189,278 restricted stock units were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

For the six months ended June 30, 2014 and 2013, 2,443,375 and 1,375,346 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive. For the six months ended June 30, 2014 and 2013, 52,171 and 102,847 restricted stock units were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

6.              Stock-Based Compensation

Total stock-based compensation expense charged as a selling, general and administrative expense in our unaudited consolidated statements of comprehensive income related to our stock compensation plans was $3.3 million and $3.1 million for the three months ended June 30, 2014 and June 30, 2013, respectively, and $6.2 million and $6.1 million for the six months ended June 30, 2014 and June 30, 2013, respectively.

Presented below is a summary of our stock option activity for the six months ended June 30, 2014 (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at December 31, 2013	4,273	$17.53	4.86	27,099
Granted	58	$19.96
Exercised	(316)	$9.90
Forfeited	(207)	$23.50
Expired	(117)	$22.69
Outstanding at June 30, 2014	3,691	$17.72	4.50	$18,094
Expected to vest at June 30, 2014	1,743	$22.69	6.03	$896
Exercisable at June 30, 2014	1,907	$13.06	3.06	$17,172

For awards subject to service-based vesting conditions, the Company recognizes stock-based compensation expense, net of estimated forfeitures, equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. For awards subject to both performance and service-based vesting conditions, the Company recognizes stock-based compensation expense using the straight-line recognition method when it is probable that the performance condition will be achieved. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of each option grant with service-based vesting conditions was estimated using the Black-Scholes pricing models. The performance share awards granted in 2013 are market condition awards as attainment is based on the performance of our common stock for the relevant performance period.  These awards were valued on the date of grant using a Monte Carlo simulation model (a binomial lattice-based valuation model).

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

The weighted average grant-date fair value per share of the stock options granted during the six months ended June 30, 2014 and 2013 was $5.92 and $9.71, respectively. We estimated the fair value of each stock option grant on the date of grant using a Black-Scholes option-pricing model and the weighted-average assumptions set forth in the following table:

	Six months ended June 30,
	2014	2013
Expected dividend yield	—	—
Risk-free interest rate	1.50%	0.67%
Expected volatility	37.27%	40.05%
Expected life	4.81 years	4.47 years

During the three months ended June 30, 2014 and 2013, we issued 0.1 million shares and 0.2 million shares, respectively, of our common stock upon the exercise of outstanding stock options and received proceeds of $0.6 million and $0.9 million, respectively.

For each of the three months ended June 30, 2014 and 2013, stock-based compensation expense for stock options was $1.8 million.

We did not recognize excess income tax benefit from the exercise of stock options in our unaudited consolidated statements of comprehensive income for the three months ended June 30, 2014. We recognized excess income tax benefit of $1.2 million from the exercise of stock options in our unaudited consolidated statements of comprehensive income for the three months ended June 30, 2013.

During the six months ended June 30, 2014 and 2013, we issued 0.3 million shares, and 0.7 million shares, respectively, of our common stock upon the exercise of outstanding stock options and received proceeds of $3.1 million and $6.3 million, respectively.

For the six months ended June 30, 2014 and 2013, stock-based compensation expense for stock options was $3.6 million and $3.7 million, respectively.

We recognized excess income tax benefit of $0.9 million and $4.2 million from the exercise of stock options in our unaudited consolidated statements of comprehensive income for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, there was $11.1 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to stock options outstanding, which is expected to be recognized over a weighted-average period of 1.3 years.

The total intrinsic value of options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) for the three months ended June 30, 2014 and 2013 was approximately $0.4 million and $4.0 million, respectively.

The total intrinsic value of options exercised during the six month periods ended June 30, 2014 and 2013 was $3.3 million and $13.9 million, respectively.

Restricted Stock Units

Our non-employee members of the Board and certain employees have received restricted stock units under our 2006 Stock Plan, as amended (the “2006 Stock Plan”). The fair value of restricted stock units is estimated based on the closing sale price of our common stock on the NASDAQ Global Select Market on the date of issuance. The total number of restricted stock units expected to vest is adjusted by estimated forfeiture rates. Shares withheld to pay taxes upon the vesting of restricted stock units are retired.

For the three months ended June 30, 2014, we granted 4,880 restricted stock units with an aggregate fair market value of $0.1 million.

For the three months ended June 30, 2014 and 2013, stock-based compensation expense for restricted stock units was $1.5 million and $1.2 million, respectively.

For the six months ended June 30, 2014, we granted 246,764 restricted stock units, with an aggregate fair market value of $5.0 million.

For the six months ended June 30, 2014 and 2013, stock-based compensation expense for restricted stock units was $2.5 million and $2.1 million, respectively.

At June 30, 2014, 611,023 restricted stock units remained unvested and there was $11.4 million of unamortized compensation cost related to these restricted stock units, which is expected to be recognized over the remaining weighted-average vesting period of 1.7 years.

A summary of the status of our restricted stock units and of changes in restricted stock units outstanding under the 2006 Stock Plan for the six months ended June 30, 2014 is as follows (in thousands, except for weighted average grant date fair value per unit):

	Number of Units	Weighted Average Grant Date Fair Value per Unit	Aggregate Intrinsic Value
Outstanding balance at December 31, 2013	636	$25.50	$14,429
Granted	247	$20.22
Vesting of restricted stock units, net of shares withheld for taxes	(52)	$25.56
Shares withheld for taxes	(25)	$25.56
Forfeitures	(117)	$24.96
Outstanding balance at June 30, 2014	689	$23.71	$14,057

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

For the three months ended June 30, 2014, we did not issue restricted stock awards. For the three months ended June 30, 2013, stock-based compensation expense for restricted stock awards was $0.1 million.

For the six months ended June 30, 2014 and 2013, stock-based compensation expense for restricted stock awards was $0.1 million and $0.3 million, respectively.

A summary of the status of our restricted stock awards at June 30, 2014 and of changes in restricted stock awards outstanding under the 2006 Stock Plan for the six months ended June 30, 2014 is as follows (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding balance at December 31, 2013	82	$10.42	$1,851
Granted	—	—
Vesting of restricted stock awards	(54)	$10.42
Shares withheld for payment of taxes upon vesting of restricted stock awards	(28)	$10.42
Forfeitures	—	—
Outstanding balance at June 30, 2014	—		$—

The total fair value of restricted stock awards vested during the six months ended June 30, 2014 was $0.9 million.

7.              Commitment and Contingencies

Litigation

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

In the Superior Court of the State of California, County of Los Angeles, Kern Health Systems (“KHS” or “Plaintiff”) had sought to recover in excess of $7 million exclusive of interest, attorney fees and costs, against Allied Management Group Special Investigation Unit, Inc. (“AMG”), Dennis Demetre, and Lori Lewis (collectively, “Defendants”), jointly and severally, on causes of action for breach of contract, professional negligence, intentional misrepresentation, negligent misrepresentation and unfair business practices under California Business and Professions Code. On June 9, 2014, the jury issued its verdict in favor of all Defendants, and against KHS, on all causes of action except negligent misrepresentation. On that cause of action, the jury issued a verdict against all Defendants, jointly and severally, in the sum of $1.38 million. The negligent misrepresentation verdict was based on representations to KHS allegedly made by AMG and former owner Dennis Demetre in the spring of 2008, prior to the acquisition of AMG by HMS. We believe that the jury erroneously awarded damages based on an error inasmuch as the jury unanimously found that Defendants (through Demetre) made the negligent misrepresentation to KHS while having reasonable grounds for believing the representation to be true. We intend to appeal this verdict. Additionally, based on the jury’s verdict, we believe we are properly characterized as the prevailing party on the breach of contract claim. On July 28, 2014, AMG filed a motion to formally seek to recover its attorney fees and costs in the sum of approximately $2.3 million. We have not recorded an obligation on this matter at this time, as we are in the process of appealing this decision and believe it is probable that we will prevail on the appeal of this matter, although there are risks and uncertainties related to any litigation, including appeals, and neither we nor counsel are guarantors of litigation results.

Lease Commitments

On February 27, 2014, we entered into a lease agreement with an initial term of 121 months, with New Russell One, LLC for 63,922 square feet of office space at The Gramercy in Las Vegas, Nevada, the lease term for which is expected to commence during the three month period ending September 30, 2014.

We may elect to extend the lease term for up to two separate and successive five-year periods at a base rent equal to 95% of the fair market value of the rent at the time of our election.  We may terminate the lease on (i) the last day of the 75th month of the initial lease term, or (ii) the last day of the 99th month of the initial lease term, in each case, upon nine months prior notice.

Our total obligation for this lease is $16.1 million over its term and includes a tenant improvement allowance of $4.0 million. The base rent and our share of direct expenses will be abated for the first 13 months of the lease term.

On April 2, 2014, we obtained a surety bond with a notional amount of $6.1 million for purposes of guaranteeing payment to subcontractors for improvements to the office space. A one-time fee of $66,562 was paid for the surety bond.

Letter of Credit

As part of our contractual agreement with a client, we have an outstanding irrevocable letter of credit (the “Letter of Credit”) for $4.6 million, which we established against our existing revolving credit facility.

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

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below, in Part I, Item 1A “Risk Factors” of the Annual Report and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A. “Risk Factors.”

Critical Accounting Policies

Since the date of our Annual Report on Form 10-K for the year ended December 31, 2013, there have been no material changes to our critical accounting policies.

General Overview

HMS Holdings Corp. is a holding company whose principal business is conducted through its operating subsidiaries. Unless the context otherwise indicates, references in this quarterly report to the terms “HMS,” “we,” “our,” and “us” refer to HMS Holdings Corp., its subsidiaries and affiliates.

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

Since our inception, we have grown both organically and through targeted acquisitions. In 1985, we began providing coordination of benefits services to state Medicaid agencies. We expanded into the Medicaid managed care market, providing similar coordination of benefits services when Medicaid began to delegate members to managed care organizations. We launched our program integrity services in 2007 and have since acquired several businesses to expand our service offerings. In 2009, we entered the Medicare market with our acquisition of IntegriGuard, LLC, now doing business as HMS Federal, which provides fraud, waste and abuse analytical services to the Medicare program, the VHA, and the Department of Defense. In 2009 and 2010, we entered the employer market, working with large self-funded employers through our acquisitions of Verify Solutions, Inc. and Chapman Kelly, Inc. In 2011, we extended our reach in the federal, state and commercial markets with our acquisition of HDI. HDI provides improper payment identification services for government and commercial health plans, and is the Medicare Recovery Audit Contractor (RAC) in CMS Region D, covering 17 states and three U.S. territories. In December 2012, we extended our Workers’ Compensation recovery services to commercial health plans through our asset purchase of MedRecovery Management, LLC, or MRM. MRM provides Workers’ Compensation recovery services for commercial health plans.

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

At June 30, 2014, our cash and cash equivalents and net working capital were $95.9 million and $195.9 million, respectively. To date, we have grown our business through the internal development of new products and services, the extension of our products and services into new markets and through acquisitions of businesses whose core services strengthen our overall mission to help our clients control healthcare costs.  In addition, we leverage our expertise to acquire new clients at the state, federal, commercial, and employer levels and to expand our current contracts to provide new services to current clients.  Our growth to date has also been driven by growth in government programs as well as increased use of vendors by government agencies and commercial payers for coordination of benefits and other cost containment functions. We are continuously evaluating opportunities that will enable us to expand the breadth of the services we provide and will consider acquisition opportunities that enable us to continue to grow our business to address the increasing needs of the healthcare industry.

As of June 30, 2014, we served CMS, the VHA, 46 state clients and the District of Columbia. We also provided services to more than 200 commercial clients and supported their multiple lines of business, including Medicaid managed care, Medicare Advantage, and group health plans. We also act as a subcontractor for certain business outsourcing and technology firms.

In 2014, we continued to incur restructuring expenses relating to employee severance and termination benefits. We recorded restructuring expenses of $1.4 million for the three months ended June 30, 2014 and $2.1 million for the six months ended June 30, 2014.  Accrued restructuring expenses were approximately $1.2 million on June 30, 2014.

In February 2013, CMS began the reprocurement process for the RAC contracts. After a protest was filed on the initial Request for Quote (RFQ), CMS took corrective action and between December 2013 and January 2014, issued five new RFQs covering each region of the Medicare Recovery Audit Program. We and another bidder protested certain terms of the new RFQs, and these protests were denied by the Government Accountability Office (GAO) in April 2014. On April 28, 2014, a vendor filed a lawsuit at the U.S. Court of Federal Claims challenging the terms of the solicitations and seeking an injunction against CMS. Pursuant to the GAO’s notice dated June 17, 2014, contract awards for CMS Regions 1, 2 and 4 will not be issued prior to the earlier of August 15, 2014, the date the court issues a final decision based on the merits of the case, or the date the case is dismissed.

Given that our Medicare Recovery Auditor contract with CMS, which we also refer to as the Medicare RAC contract, is one of our largest contracts and represents a significant potential business opportunity for us, our business and results of operations would be adversely affected if we are not awarded a region, if we are awarded a region but on substantially different terms than our current contract, or if contract awards continue to be delayed and contracts are not awarded in the timeframe that we anticipate. In addition, if we are awarded a new Medicare RAC contract, the terms of that contract may change or delay the timing of our revenue recognition from timing under our current contract.

Under the existing Medicare RAC contract, on February 18, 2014, CMS announced its decision to pause the operations of the current Medicare Recovery Auditors, establishing June 1, 2014 as the last day that RAC contractors could submit improper payment files for processing. On August 4, 2014, CMS announced that due to the continued delay in awarding new Recovery Auditor contracts, it was initiating contract modifications to allow the Medicare RACs to restart certain reviews. CMS stated that most reviews will be done on an automated basis, but a limited number will be complex reviews of topics selected by CMS. On July 28, 2014, we entered into a limited non-material contract modification that relates to pre-payment auditing through December 31, 2014. As of the date of this filing, the Company has not signed additional modifications but cannot rule out that such modifications could be agreed to by the Company.

On August 2, 2013 CMS issued CMS Rule 1599-F “Hospital Inpatient Admission Order and Certification and Two Midnight Benchmark for Inpatient Hospital Admissions for the FY 2014 Inpatient Prospective Payment System (IPPS)/Long-Term Care Hospital (LTCH).” Under this final rule, effective October 1, 2013, CMS redefined the requirements for an inpatient stay with a new formal time-based standard. The new rule, termed the “Two Midnight Rule,” states that surgical procedures, diagnostic tests and other treatments (in addition to services designated as inpatient-only), are generally appropriate for inpatient hospital admission and payment under Medicare Part A when a physician (1) expects the beneficiary to require a stay that crosses at least two midnights, and (2) admits the beneficiary to the hospital based upon that expectation. As part of the implementation of the new rule, CMS suspended the review by Medicare RACs of inpatient hospital claims paid between October 1, 2013 and September 30, 2014 for a determination of whether the inpatient hospital admission and patient status was appropriate. In connection with this audit suspension, CMS announced that it had initiated a provider education and compliance review program and stated that it would re-evaluate the retrospective review strategy after it evaluated the results of the compliance review. On April 1, 2014, the “Protecting Access to Medicare Act of 2014,” was signed into law. A provision of this act further delayed the enforcement and RAC review of Two Midnight Rule claims until March 31, 2015.

These reviews have historically been a significant finding for the Recovery Audit program; as a result, the Two Midnight Rule and the suspension of these reviews by the Medicare RACs could have a material negative impact on our revenue if we are awarded a new Medicare contract going forward, depending upon, among other factors, how the Two Midnight Rule is applied by providers and the review strategies ultimately approved by CMS.

Revenues under HDI’s Medicare RAC contract for Region D generated approximately 6.4% and 21.3% of our consolidated total revenues for the three months ended June 30, 2014 and 2013, respectively and approximately 8.2% and 20.4% of our consolidated total revenues for the six months ended June 30, 2014 and 2013, respectively.

Healthcare Environment

In March 2010, the Patient Protection and Affordable Care Act, or the ACA, was signed into law and in June 2012, the U.S. Supreme Court upheld the constitutionality of the ACA, ruling that the federal government could not condition continued existing federal funding of a state’s Medicaid program on such state’s agreement to implement the Medicaid expansion provisions of the ACA. As a result, states choosing not to expand their Medicaid programs would forgo only the federal matching funds associated with such expanded coverage and states face increasing pressure to cover more individuals even as many of them continue to address ongoing budget deficit challenges. As of June 2014, 26 states and the District of Columbia have committed to expanding their Medicaid programs or have begun to implement Medicaid expansion.

It is expected that enrollment in government healthcare programs will continue to grow, particularly under the ACA.  According to CMS’ projections for national health expenditures for 2012-2022, after two years of slowing growth, Medicaid enrollment is projected to grow by 15.5% in 2014 and 8.2% in 2015. Total Medicaid spending is projected to increase at a rate of 12.2% in 2014 and 8.3% in 2015. In addition, Medicare spending is projected to grow by 5.1% in 2014 and 5.4% in 2015.

In response to pressures to contain the growth of state and federal Medicaid spending and to concerns about access to healthcare for low-income individuals, the use of managed care arrangements in Medicaid continues to grow dramatically. As of July 2014, 38 states and Washington, D.C. had contracted with managed care organizations to provide care to some or all of their Medicaid beneficiaries. In addition, many states are expanding the use of managed care organizations into new regions of the state or using them to serve beneficiaries with more complex or chronic conditions. Of the 26 states and District of Columbia that are expanding Medicaid eligibility levels this year pursuant to the ACA, just three of them are not using Medicaid managed care organizations.

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

In addition to the information provided below, you should refer to the items disclosed as our Critical Accounting Policies in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K

SUMMARY OF OPERATING RESULTS

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The following table sets forth, for the periods indicated, certain items in our unaudited consolidated statements of comprehensive income expressed as a percentage of revenue:

	Three months ended June 30,
	2014	2013
Revenue	100.0%	100.0%
Cost of service
Compensation	39.3%	36.6%
Data processing	9.0%	7.3%
Occupancy	4.1%	3.8%
Direct project costs	8.8%	9.8%
Other operating costs	5.3%	6.1%
Amortization of intangibles	6.4%	6.9%
Total cost of services	72.9%	70.5%
Selling, general, and administrative expenses	15.9%	13.3%
Total operating expenses	88.8%	83.8%
Operating income	11.2%	16.2%
Interest expense	(1.7)%	(3.2)%
Other income, net	0.0%	0.6%
Interest income	0.0%	0.0%
Income before income taxes	9.5%	13.6%
Income taxes	4.1%	5.3%
Net income and comprehensive income	5.4%	8.3%

Revenue for the three months ended June 30, 2014 was $112.6 million, a decrease of $13.2 million, or 10.5%, compared to revenue of $125.8 million for the three months ended June 30, 2013. This resulted from a $19.5 million decrease in revenue related to the wind-down of the Medicare RAC contract and a $1.9 million decrease related to contract expirations. These decreases were partially offset by a $4.5 million increase in revenue from new clients for whom there was no revenue in the prior year period and a $3.7 million increase in revenue resulting from fluctuations in existing client accounts, together with changes in the yield and scope of those projects, and differences in the timing of when client projects were completed in the current year compared to the prior year.

Compensation expense as a percentage of revenue was 39.3% for the three months ended June 30, 2014, compared to 36.6% for the three months ended June 30, 2013. Compensation expense for the current quarter was $44.2 million, a decrease of $1.8 million, or 3.9%, compared to compensation expense of $46.0 million for the same quarter in the prior year. The decrease in compensation expense relates to a $2.7 million decrease in salary and overtime expense and a $0.4 million decrease in variable compensation expense accrual, partially offset by a $0.7 million increase in severance expense and a $0.6 million increase in benefits costs.

During the three months ended June 30, 2014, we averaged 2,168 employees, a 10.5% decrease compared to our average of 2,421 employees during the quarter ended June 30, 2013.  The decrease in our average number of employees reflects reductions of staff in the areas of client support and operations and includes 138 furloughed employees who supported Medicare RAC operations.

Data processing expense as a percentage of revenue was 9.0% for the three months ended June 30, 2014, compared to 7.3% for the three months ended June 30, 2013. Data processing expense was $10.2 million for the current quarter, an increase of $1.0 million, or 10.7%, compared to data processing expense of $9.2 million for the same quarter in the prior year. This increase reflects $0.8 million in additional software costs and $0.2 million in additional hardware costs.

Occupancy expense as a percentage of revenue was 4.1% for the three months ended June 30, 2014, compared to 3.8% for the three months ended June 30, 2013. Occupancy expense was $4.7 million for the three months ended June 30, 2014, a decrease of approximately $0.1 million, or 1.9%, compared to occupancy expense of $4.8 million for the same quarter in the prior year. The decrease in occupancy expense resulted from downsizing our New York City and Charlestown offices and closing several of our smaller field office locations. Partially offsetting the decrease were incremental costs associated with the build-out of our new Las Vegas location, the lease term for which is expected to commence during the three month period ending September 30, 2014.

Direct project expense as a percentage of revenue was 8.8% for the three months ended June 30, 2014, compared to 9.8% for the three months ended June 30, 2013. Direct project expense for the current quarter was $9.9 million, a decrease of $2.4 million, or 19.2%, compared to direct project expense of $12.3 million for the same quarter in the prior year. We recorded a $0.3 million decrease in costs related to our verification process as a result of changing the labor mix. Additionally, our data costs decreased by $1.8 million as the number of patient charts we reviewed were reduced in connection with the wind-down of Medicare RAC contract. Other reductions included a decrease of $0.7 million in data conversion expenses resulting from our ongoing process improvements, which were partially offset by an increase in bad debt expense of $0.4 million.

Other operating costs as a percentage of revenue were 5.3% for the three months ended June 30, 2014, compared to 6.1% for the three months ended June 30, 2013. Other operating costs for the current quarter were $5.9 million, a decrease of $1.8 million, or 22.7%, compared to other operating costs of $7.7 million for the same quarter in the prior year. This resulted from a $0.8 million decrease in temporary help costs, a $0.7 million decrease in subcontractor fees, a $0.2 million decrease in travel related expenses due to cost control efforts, and a $0.1 million decrease in employee relocation expenses.

Amortization of acquisition-related software and intangibles as a percentage of revenue was 6.4% for the three months ended June 30, 2014, compared to 6.9% for the three months ended June 30, 2013. Amortization of acquisition-related software and intangibles for the current quarter was $7.2 million, compared to amortization expense of $8.8 million for the same quarter in the prior year. The decrease related to the full amortization of intangibles from prior acquisitions during the prior year period.

Selling, general, and administrative expense as a percentage of revenue was 15.9% for the three months ended June 30, 2014 compared to 13.3% for the three months ended June 30, 2013. Selling, general, and administrative expense for the current quarter was $17.9 million, a $1.1 million, or 6.8%, increase compared to $16.8 million for the same quarter in the prior year. During the quarter ended June 30, 2014, we averaged 214 corporate employees, a 4.4% increase compared to our average of 205 corporate employees during the quarter ended June 30, 2013. Compensation expense increased by $0.6 million primarily related to salary expense. Other expenses increased by $0.7 million related to legal expenses, local taxes and recruiting fees. These increases were partially offset by a decrease of $0.2 million in data processing costs due to a decrease in equipment-related costs.

Operating income for the three months ended June 30, 2014 was $12.6 million, a decrease of $7.8 million, or 38.3%, compared to $20.4 million for the three months ended June 30, 2013. The decrease in operating income of $7.8 million is primarily due to the decreased revenue of $13.2 million for the quarter, offset by a reduction in operating expenses of $5.4 million.

Interest expense was $1.9 million for the three months ended June 30, 2014, compared to $4.0 million for the three months ended June 30, 2013.  The decrease of $2.1 million represents a $1.3 million decrease in interest expense on our debt, a $0.9 million decrease in amortization of deferred financing costs and a $0.1 million decrease in other interest expense. Interest expense on our debt decreased due to our lower principal balance together with reduced interest rates negotiated as part of our May 2013 loan modification. Partially offsetting the decreases was an increase in commitment fees of $0.2 million related to our increased line of credit.

Interest income was $12,000 for the three months ended June 30, 2014, compared to interest income of $17,000 for the three months ended June 30, 2013. Net other income of $0.8 million in the prior year period represents a release to us of a portion of the funds held in escrow related to our HDI acquisition.

We recorded income tax expense of $4.6 million for the three months ended June 30, 2014, compared to income tax expense of $6.7 million for the three months ended June 30, 2013, a decrease of $2.1 million. Our effective tax rate increased to 43.2% for the quarter ended June 30, 2014 from 39.1% for the quarter ended June 30, 2013, primarily due to a change in state apportionments and permanent differences. The principal differences between the statutory rate and our effective rate are state taxes and permanent differences.

We reported net income and comprehensive income of $6.0 million for the three months ended June 30, 2014, a decrease of $4.4 million or 42.1% compared to $10.4 million for the three months ended June 30, 2013. The decrease of $4.4 million is primarily due to the decrease in operating income of $7.8 million offset by a decrease in income taxes of $2.1 million and a decrease in net interest expense of $1.3 million.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The following table sets forth, for the periods indicated, certain items in our unaudited consolidated statements of comprehensive income expressed as a percentage of revenue:

	Six months ended June 30,
	2014	2013
Revenue	100.0%	100.0%
Cost of service
Compensation	42.0%	37.1%
Data processing	8.9%	7.5%
Occupancy	4.0%	3.9%
Direct project costs	8.1%	10.6%
Other operating costs	5.2%	5.9%
Amortization of intangibles	6.6%	6.9%
Total cost of services	74.8%	71.9%
Selling, general, and administrative expenses	15.8%	13.4%
Total operating expenses	90.6%	85.3%
Operating income	9.4%	14.7%
Interest expense	(1.9)%	(3.2)%
Other income, net	0.0%	0.3%
Interest income	0.0%	0.0%
Income before income taxes	7.5%	11.8%
Income taxes	3.2%	4.6%
Net income and comprehensive income	4.3%	7.2%

Revenue for the six months ended June 30, 2014 was $217.3 million, a decrease of $25.1 million, or 10.4%, compared to revenue of $242.4 million for the six months ended June 30, 2013. This resulted from a $31.7 million decrease in revenue related to the wind-down of the Medicare RAC contract and a $4.7 million decrease related to contract expirations. These decreases were partially offset by a $6.9 million increase in revenue from new clients for whom there was no revenue in the prior year period and a $4.4 million increase in revenue resulting from fluctuations in existing client accounts, together with changes in the yield and scope of those projects, and differences in the timing of when client projects were completed in the current year compared to the prior year.

Compensation expense as a percentage of revenue was 42.0% for the six months ended June 30, 2014, compared to 37.1% for the six months ended June 30, 2013. Compensation expense for the current period was $91.2 million, an increase of $1.2 million, or 1.3%, compared to compensation expense of $90.0 million for the same period in the prior year. The increase in compensation expense relates to a $1.6 million increase in variable compensation expense accrual, a $1.1 million increase in severance expense, and a $0.4 million increase in employee benefits expense. These increases were partially offset by a $1.9 million decrease in salary expense.

During the six months ended June 30, 2014, we averaged 2,232 employees, an 8.2% decrease compared to our average of 2,431 employees during the six months ended June 30, 2013. The decrease in our average number of employees reflects reductions of staff in the areas of client support and operations and includes 138 furloughed employees who supported Medicare RAC operations.

Data processing expense as a percentage of revenue was 8.9% for the six months ended June 30, 2014, compared to 7.5% for the six months ended June 30, 2013. Data processing expense was $19.4 million for the current period, an increase of $1.1 million, or 6.1%, compared to data processing expense of $18.3 million for the same period in the prior year. This increase reflects $0.8 million in additional software costs and $0.7 million in additional hardware and hosting costs. The increase was partially offset by a $0.3 million decrease in data communications costs and a $0.1 million decrease in data processing supplies.

Occupancy expense as a percentage of revenue was 4.0% for the six months ended June 30, 2014 and June 30, 2013. Occupancy expense was $8.6 million for the current period, a decrease of approximately $0.8 million, or 8.0%, compared to occupancy expense of $9.4 million for the same period in the prior year. The decrease in occupancy expense resulted from downsizing our New York City and Charlestown offices and closing several of our smaller field office locations. Partially offsetting the decrease were incremental costs associated with the build-out of our new Las Vegas location, the lease term for which is expected to commence during the three month period ending September 30, 2014.

Direct project expense as a percentage of revenue was 8.1% for the six months ended June 30, 2014, compared to 10.6% for the six months ended June 30, 2013. Direct project expense for the current period was $17.6 million, a decrease of $8.0 million, or 31.1%, compared to direct project expense of $25.6 million for the same period in the prior year. We recorded a $4.1 million decrease in costs related to our verification process as a result of changing the labor mix. Additionally, our data costs decreased by $2.8 million as the number of patient charts we reviewed were reduced in connection with the wind-down of Medicare RAC contract. Other reductions included a decrease of $1.0 million in data conversion expenses and a decrease of $0.2 million resulting from our ongoing process improvements. This was partially offset by an increase in bad debt expense of $0.1 million.

Other operating costs as a percentage of revenue were 5.2% for the six months ended June 30, 2014, compared to 5.9% for the six months ended June 30, 2013. Other operating costs for the current period were $11.4 million, a decrease of $2.9 million, or 20.2%, compared to other operating costs of $14.3 million for the same period in the prior year. This resulted from a $1.3 million decrease in temporary help costs, a $0.6 million decrease in travel related expenses due to cost control efforts, a $0.5 million decrease in subcontractor expenses, a $0.4 million decrease relating to recruiting, employee relocation and training expenses, and a $0.1 million decrease in miscellaneous office related expenses, such as printing, postage, delivery and supplies.

Amortization of acquisition-related software and intangibles as a percentage of revenue was 6.6% for the six months ended June 30, 2014, compared to 6.9% for the six months ended June 30, 2013. Amortization of acquisition-related software and intangibles for the current period was $14.3 million, compared to amortization expense of $16.7 million for the same period in the prior year. The decrease relates to the full amortization of intangibles from prior acquisitions during the prior year period.

Selling, general, and administrative expense as a percentage of revenue was 15.8% for the six months ended June 30, 2014 compared to 13.4% for the six months ended June 30, 2013. Selling, general, and administrative expense for the current period was $34.4 million, a $1.8 million, or 5.6%, increase compared to $32.6 million for the same period in the prior year. During the six months ended June 30, 2014, we averaged 216 corporate employees, a 2.9% increase compared to our average of 210 corporate employees during the same period ended June 30, 2013. Compensation expense increased $1.4 million, primarily due to variable compensation expense accrual and severance expense. Other expenses increased by $0.5 million of which $0.3 million related to legal expenses, $0.1 million related to accounting expenses and $0.1 million related to recruiting expenses.

Operating income for the six months ended June 30, 2014 was $20.4 million, a decrease of $15.2 million, or 42.9%, compared to $35.6 million for the six months ended June 30, 2013. The decrease in operating income of $15.2 million is primarily due to decreased revenue of $25.1 million, offset by a reduction in operating expenses of $9.9 million as explained above.

Interest expense was $4.0 million for the six months ended June 30, 2014, compared to $7.8 million for the six months ended June 30, 2013.  The decrease of $3.8 million represents a $2.8 million decrease in interest expense on our credit facility, a $1.3 million decrease in amortization of deferred financing costs and a $0.1 million decrease in other interest expense.  Interest expense on our debt decreased due to our lower principal balance together with reduced interest rates negotiated in as part of our May 2013 loan modification.  Partially offsetting the decreases was an increase in commitment fees of $0.4 million related to our line of credit.

Interest income was $36,000 for the six months ended June 30, 2014, compared to interest income of $18,000 for the six months ended June 30, 2013. Net other income of $0.8 million in the prior year period represents a release to us of a portion of the funds held in escrow related to our HDI acquisition.

We recorded income tax expense of $7.0 million for the six months ended June 30, 2014, compared to income tax expense of $11.3 million for the six months ended June 30, 2013, a decrease of $4.3 million. Our effective tax rate increased to 42.6% for the six months ended June 30, 2014 from 39.3% for the six months ended June 30, 2013, primarily due to a change in state apportionments and permanent differences. The principal differences between the statutory rate and our effective rate are state taxes and permanent differences.

We reported net income and comprehensive income of $9.4 million for the six months ended June 30, 2014, a decrease of $8.0 million or 46.0% compared to $17.4 million for the six months ended June 30, 2013. The decrease of $8.0 million is primarily due to the decrease in operating income of $15.3 million offset by a decrease in income taxes of $4.3 million and a decrease in net interest expense of $3.0 million.

Contractual Obligations

As of June 30, 2014, we are contractually obligated to pay $197.8 million of the outstanding revolving debt related to the 2013 Credit Agreement by April 2018.

As of June 30, 2014, we are contractually obligated to make $43.3 million of lease payments related to real estate and operating leases by July 2024.

With the exception above, there have been no material changes in our contractual obligations as presented in our Annual report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

Other than our Letter of Credit, we do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

This data should be read in conjunction with our unaudited Consolidated Statements of Cash Flows.

(in thousands)	June 30, 2014	December 31, 2013

Cash and cash equivalents	$95,879	$93,966
Working capital	$195,914	$199,069

A summary of our cash flows is as follows:

	Six months ended
(in thousands)	June 30, 2014	June 30, 2013

Net cash provided by operating activities	$47,549	$35,871
Net cash used in investing activities	$(11,624)	$(15,230)
Net cash used in by financing activities	$(33,412)	$(24,402)
Net increase (decrease) in cash and cash equivalents	$2,513	$(3,761)

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

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2014 was $47.5 million, an increase of 32.6% or $11.6 million as compared to $35.9 million for the six months ended June 30, 2013.

The results of operations after non-cash adjustments to net income for the current period contributed $31.9 million as compared to a contribution of $53.4 million for the prior year. The $21.5 million decrease primarily resulted from lower net income due to the wind-down of the Medicare RAC contract. Changes in operating assets and liabilities further contributed net cash inflows of $15.6 million primarily as a result of a $13.6 million decrease in accounts receivable resulting from improvements in collection activities, a $7.3 million decrease in prepaid income taxes and a $2.0 million decrease in prepaid expenses. These changes were offset by a $6.1 million decrease in our estimated liability for appeals and a $1.2 million decrease in accounts payable, accrued expenses and other liabilities. The decrease in our estimated liability for appeals is primarily associated with the Medicare RAC Contract.

The number of Day Sales Outstanding (“DSO”), net of estimated liability for appeals, increased by 8 days to 113 days as of June 30, 2014, as compared to 105 days at December 31, 2013.

For the three months ended June 30, 2014, revenue was $112.6, a decrease of $13.2 million compared to revenue of $125.8 million for the three months ended June 30, 2013. This decrease in revenue, together with the factors described below, contributed to the increase in our DSO for the period:

•                  increased revenue from commercial clients that generally include longer payment terms in their contracts;

•                  delays in invoicing and receipt of payment for previously recognized revenue due to timing delays in certain clients processing our findings through their systems; and

•                  contract renewal discussions that caused delays making payments for previously provided services.

These factors may continue to result in higher accounts receivable balances in future periods which will reduce net cash from operating activities in those periods. However, we do not anticipate collectability difficulties with these accounts receivable nor do we expect that an extended collection period will materially impact our liquidity.

The majority of our client relationships have been in place for several years. Our future operating cash flows could be adversely affected by delayed payments from clients or if one or more contracts with our largest clients are terminated or not re-awarded.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 was $11.6 million, a $3.6 million decrease from net cash used in investing activities of $15.2 million for the six months ended June 30, 2013.

The decrease in net cash used in investing activities was primarily due to a reduction in purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used on financing activities for the six months ended June 30, 2014 was $33.4 million, a $9.0 million increase in net cash used in financing activities of $24.4 million for the six months ended June 30, 2013.

The increase in net cash used in financing activities was primarily related to an increase in payments toward the outstanding balance on our revolving credit facility.

Recently Issued Accounting Pronouncements

See “Recently Issued Accounting Pronouncements” in Note 1 of the Notes to unaudited Consolidated Financial Statements.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2014, we were not a party to any derivative financial instruments. We conduct all of our business in U.S. currency and hence do not have direct foreign currency risk. We are exposed to changes in interest rates, primarily with respect to our revolving credit facility under our 2013 Credit Agreement. If the effective interest rate for all of our variable rate debt were to increase by 100 basis points (1%), our annual interest expense would increase by a maximum of $2.0 million based on our debt balances at June 30, 2014.  Further, we currently invest substantially all of our excess cash in short-term investments, primarily money market accounts, where returns effectively reflect current interest rates. As a result market interest rate changes may impact our interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of borrowings or excess cash balances. We do not consider this risk to be material. We manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

Item 4.         Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 or the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms, and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Interim Principal Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) under the Exchange Act, management, with the participation of our Chief Executive Officer and Interim Principal Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2014.  Based on that evaluation, our Chief Executive Officer and Interim Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the Superior Court of the State of California, County of Los Angeles, Kern Health Systems (“KHS” or “Plaintiff”) had sought to recover in excess of $7 million exclusive of interest, attorney fees and costs, against Allied Management Group Special Investigation Unit, Inc. (“AMG”), Dennis Demetre, and Lori Lewis (collectively, “Defendants”), jointly and severally, on causes of action for breach of contract, professional negligence, intentional misrepresentation, negligent misrepresentation and unfair business practices under California Business and Professions Code. On June 9, 2014, the jury issued its verdict in favor of all Defendants, and against KHS, on all causes of action except negligent misrepresentation. On that cause of action, the jury issued a verdict against all Defendants, jointly and severally, in the sum of $1.38 million. The negligent misrepresentation verdict was based on representations to

KHS allegedly made by AMG and former owner Dennis Demetre in the spring of 2008, prior to the acquisition of AMG by HMS. We believe that the jury erroneously awarded damages based on an error inasmuch as the jury unanimously found that Defendants (through Demetre) made the negligent misrepresentation to KHS while having reasonable grounds for believing the representation to be true. We intend to appeal this verdict. Additionally, based on the jury’s verdict, we believe we are properly characterized as the prevailing party on the breach of contract claim. On July 28, 2014, AMG filed a motion to formally seek to recover its attorney fees and costs in the sum of approximately $2.3 million. We have not recorded an obligation on this matter at this time, as we are in the process of appealing this decision and believe it is probable that we will prevail on the appeal of this matter, although there are risks and uncertainties related to any litigation, including appeals, and neither we nor counsel are guarantors of litigation results.

Item 1A.   Risk Factors

Risks that could have a negative impact on our business, results of operations and financial condition include, without limitation, the risk factors set forth below and the following risk factors: (i) variations in our results of operations; (ii) changes in the U.S. healthcare environment and steps we take in anticipation of such changes; (iii) regulatory, budgetary or political actions that affect procurement practices; (iv) our ability to retain clients or the loss of one or more major clients, including through our failure to procure or reprocure a current or future contract or related delays, or the reduction in scope or early termination of one or more of our significant contracts; (v) our ability to effectively manage our growth to execute on our business plans and to achieve our guidance, including but not limited to achieving non-Medicare margin expansion; (vi) the negative or reduced growth rate of spending on Medicaid/Medicare, simplification of the healthcare payment process or programmatic changes that diminish the scope of benefits; (vii) whether CMS will support the RAC program; (viii) client dissatisfaction or early termination of contracts triggering significant costs or liabilities; (ix) the development by competitors of new or superior products or services; (x) the emergence of new competitors, or the development by our clients of in-house capacity to perform the services we offer; (xi) all the risks inherent in the development, introduction, and implementation of new products and services; (xii) our failure to comply with laws and regulations governing health data or to protect such data from theft and misuse; (xiii) our ability to maintain effective information systems and protect them from damage or interruption; (xiv) restrictions on our ability to bid on/perform certain work due to other work we currently perform; (xv) our ability to successfully integrate our acquisitions; (xvi) our ability to continue to secure contracts through the competitive bidding process and to accurately predict the cost and time to complete such contracts; (xvii) our compliance with the covenants and obligations under the terms of our credit facility and our ability to generate sufficient cash to cover our interest and principal payments thereunder; (xviii) negative results of government or client reviews, audits or investigations to verify our compliance with contracts and applicable laws and regulations; (xix) the impact of lawsuits, including our ability to prevail on appeals or to recover attorney’s fees or expenses, or claims related to contracts, subcontracts, employment matters or compliance with laws and regulations;  (xx) our failure to properly remediate any future weaknesses or deficiencies or maintain proper and effective controls; and (xxi) the potential that we are unable to meet our liquidity needs. A more detailed description of each of these and other risk factors can be found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed with the SEC on March 3, 2014.

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

Date: August 11, 2014	HMS HOLDINGS CORP.

	By:	/s/ William C. Lucia
William C. Lucia
President and Chief Executive Officer and Duly
Authorized Officer
(Principal Executive Officer)

	By:	/s/ Joseph M. Donabauer
Joseph M. Donabauer
Senior Vice President & Controller
(Interim Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Section 1350 Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2‡	Section 1350 Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

‡ Furnished herewith