Form 10-Q
period 2014-09-30
HMS HOLDINGS CORP
filed 2014-11-10
CIK 1196501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 3, 2014, there were approximately 87,787,531 shares of the registrant’s common stock (par value $0.01 per share) outstanding.

HMS HOLDINGS CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

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

Item 1. Financial Statements

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$120,193	$93,366
Accounts receivable, net of allowance for doubtful accounts of $979 and $916, and estimated allowance for appeals of $7,327 and $13,939 at September 30, 2014 and December 31, 2013, respectively	169,123	171,726
Prepaid expenses	10,276	12,942
Prepaid income taxes	—	6,792
Other current assets	2,678	489
Total current assets	302,270	285,315
Property and equipment, net	116,945	123,006
Goodwill	361,468	361,468
Intangible assets, net	79,740	95,312
Deferred financing costs, net	7,478	9,041
Other assets	4,335	4,460
Total assets	$872,236	$878,602

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$41,008	$37,123
Acquisition related contingent consideration	534	945
Income taxes payable	9,841	—
Deferred tax liabilities	3,430	6,326
Estimated liability for appeals	34,915	41,852
Total current liabilities	89,728	86,246
Long-term liabilities:
Deferred rent	4,616	724
Revolving credit facility	197,796	232,796
Other liabilities	3,103	3,874
Deferred tax liabilities	46,492	52,523
Total long-term liabilities	252,007	289,917
Total liabilities	341,735	376,163

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock - $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 125,000,000 shares authorized; 94,288,648 shares issued and 87,762,343 shares outstanding at September 30, 2014; 93,826,453 shares issued and 87,300,148 shares outstanding at December 31, 2013	940	936
Capital in excess of par value	308,234	296,517
Retained earnings	266,341	250,000
Treasury stock, at cost: 6,526,305 shares at September 30, 2014 and at December 31, 2013	(45,014)	(45,014)
Total shareholders’ equity	530,501	502,439
Total liabilities and shareholders’ equity	$872,236	$878,602

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue	$113,796	$127,754	$331,064	$370,170

Cost of services:
Compensation	42,375	48,007	133,541	138,023
Data processing	9,825	9,688	29,223	27,974
Occupancy	4,467	4,363	13,115	13,766
Direct project costs	9,878	10,790	27,464	36,329
Other operating costs	6,810	6,035	18,208	20,325
Amortization of acquisition related software and intangibles	7,160	7,899	21,480	24,587
Total cost of services	80,515	86,782	243,031	261,004

Selling, general and administrative expenses	19,341	19,689	53,738	52,249
Total operating expenses	99,856	106,471	296,769	313,253

Operating income	13,940	21,283	34,295	56,917

Interest expense	(1,961)	(2,318)	(5,979)	(10,097)
Other income, net	—	—	—	799
Interest income	11	18	47	36
Income before income taxes	11,990	18,983	28,363	47,655
Income taxes	5,040	7,475	12,022	18,751

Net income and comprehensive income	$6,950	$11,508	$16,341	$28,904

Basic income per common share
Net income per share — basic	$0.08	$0.13	$0.19	$0.33

Diluted income per common share
Net income per share — diluted	$0.08	$0.13	$0.19	$0.32

Weighted average common shares:
Basic	87,736	87,830	87,660	87,551
Diluted	88,233	89,167	88,145	88,998

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2014

(in thousands, except share amounts)

(unaudited)

	Common Stock		Capital in				Total
		$0.01	Excess of Par	Retained	Treasury Stock		Shareholders’
	Shares	Par Value	Value	Earnings	Shares	Amount	Equity
Balance at December 31, 2013	93,826,453	$936	$296,517	$250,000	6,526,305	$(45,014)	$502,439

Net income and comprehensive income	—	—	—	16,341	—	—	16,341

Stock-based compensation cost	—	—	9,095	—	—	—	9,095
Exercise of stock options	352,057	3	3,276	—	—	—	3,279
Vesting of restricted stock awards and units, net of shares withheld for employee tax	110,138	1	(1,129)	—	—	—	(1,128)
Deferred tax reversal for unexercised stock options	—	—	(395)	—	—	—	(395)
Excess tax benefit from exercise of stock options	—	—	870	—	—	—	870
Balance at September 30, 2014	94,288,648	$940	$308,234	$266,341	6,526,305	$(45,014)	$530,501

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2014	2013
Operating activities:
Net income and comprehensive income	$16,341	$28,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	24,459	23,274
Amortization of intangibles	15,572	18,485
Amortization of deferred financing costs	1,563	2,556
Stock-based compensation expense	9,095	8,749
Excess tax benefit from exercised stock options	(870)	(5,154)
Deferred income taxes	(9,322)	(6,178)
Allowance for doubtful accounts	(6,549)	8,454
Change in fair value of contingent consideration	17	23
Loss on disposal of fixed assets	191	186
Changes in operating assets and liabilities:
Accounts receivable	9,152	(23,184)
Prepaid expenses	2,666	1,175
Prepaid income taxes	7,662	4,160
Other current assets	(2,189)	(89)
Other assets	125	16
Income taxes payable	9,841	—
Accounts payable, accrued expenses and other liabilities	8,978	1,966
Estimated liability for appeals	(6,937)	11,861
Net cash provided by operating activities	79,795	75,204
Investing activities:
Purchase of short-term investments	—	(21,460)
Purchases of land, property and equipment	(16,594)	(18,272)
Investment in common stock	—	(500)
Investment in capitalized software	(2,726)	(2,951)
Net cash used in investing activities	(19,320)	(43,183)
Financing activities:
Repayment of term loan	—	(8,750)
Proceeds from revolving credit facility	—	4,046
Payment of financing fees related to revolving debt	—	(2,915)
Repayment of revolving credit facility	(35,000)	(60,000)
Payments on contingent consideration	(428)	—
Payments on capital lease obligations	(1,241)	(1,291)
Proceeds from exercise of stock options	3,279	7,381
Payments of tax withholdings on behalf of employees for net-share settlement for stock-based compensation	(1,128)	(1,498)
Excess tax benefit from exercised stock options	870	5,154
Net cash used in financing activities	(33,648)	(57,873)
Net increase (decrease) in cash and cash equivalents	26,827	(25,852)
Cash and cash equivalents at beginning of period	93,366	135,227
Cash and cash equivalents at end of period	$120,193	$109,375
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,541	$24,090
Cash paid for interest	$4,438	$7,666
Supplemental disclosure of noncash activities:
Accrued property and equipment purchases	$974	$1,040
Equipment purchased through capital leases	$20	$2,401

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2014 and 2013

(unaudited)

1.              Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of HMS Holdings Corp., its subsidiaries and its affiliates (“we,” “our,” “us”) have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of our financial position at September 30, 2014, the results of our operations for the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013. Interim unaudited financial statements are prepared on a basis consistent with our annual financial statements. The financial statements included herein should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013, which we refer to as our Annual Report. There have been no significant changes in critical accounting policies since December 31, 2013.

The preparation of our unaudited consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, primarily accounts receivable, intangible assets, accrued expenses, estimated allowance for appeals and estimated liability for appeals, the disclosure of contingent liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Our actual results could differ from those estimates.

These unaudited consolidated financial statements include our accounts and transactions and those of our wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications were made to prior period amounts to conform to the current period presentation.

Summary of Significant Accounting Policies

As of September 30, 2014, we have accrued an estimated liability for appeals and estimated allowance for appeals based on our historical experience with this activity under our clients’ contracts. At this time, we do not believe that we face a risk of significant loss in excess of the amounts accrued.  Accordingly, we believe that an estimate of any possible loss in excess of the amounts accrued is immaterial.  Any future changes to any of our client contracts, including further modifications to the transition plan for incumbent Medicare recovery audit contractors, may require us to apply different assumptions that could affect our estimated liability for future periods. We similarly accrue an allowance against accounts receivable related to fees yet to be collected, based on the same estimates used to establish the estimated liability for appeals of fees received. Our inability or failure to correctly estimate or accrue the estimated liabilities and allowance for appeals or accounts receivable could adversely affect our revenue in current or future periods.

Estimated liability for appeals and estimated allowance for appeals, and allowance for doubtful accounts, as of September 30, 2014 are as follows:

Estimated liability for appeals and estimated allowance for appeals (in thousands):

Balance, December 31, 2012	$34,426
Provision	41,076
Appeals found in providers’ favor	(19,711)
Balance, December 31, 2013	55,791	*
Provision	14,124
Appeals found in providers’ favor	(27,673)
Balance, September 30, 2014	$42,242	*

*Includes $7,327 and $13,939 related to estimated allowance for appeals that apply to uncollected accounts receivable as of September 30, 2014 and December 31, 2013, respectively.

Allowance for doubtful accounts (in thousands):

Balance, December 31, 2012	$830
Provision	718
Recoveries	(42)
Charge-offs	(590)
Balance, December 31, 2013	916
Provision	500
Recoveries	(17)
Charge-offs	(420)
Balance, September 30, 2014	$979

Our financial instruments are categorized into a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.  In the event the fair value is not readily available or determinable, the financial instrument is carried at cost and referred to as a cost method investment. The evaluation of whether an investment’s fair value is less than cost is determined by using a disclosed fair value estimate, if one is available, otherwise, it is determined by evaluating whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment (an impairment indicator). We are not aware of any identified events or change in circumstances that would have a significant adverse effect on the carrying value of our cost method investments. Financial instruments recorded at fair value on our unaudited consolidated balance sheets are categorized as follows:

•           Level 1: Observable inputs such as quoted prices in active markets;

•           Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•           Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table summarizes the changes in Level 3 instruments during the nine months ended September 30, 2014:

Acquisition related contingent consideration	(in thousands)
Fair value at December 31, 2013	$945
Payments on contingent consideration	(428)
Change in fair value of contingent consideration	17
Fair value at September 30, 2014	$534

Goodwill, representing the excess of acquisition costs over the fair value of assets and liabilities of acquired businesses, is subject to a periodic assessment for impairment in accordance with Accounting Standards Codification (“ASC”) 350—Intangibles, Goodwill and Other. We assess goodwill for impairment on an annual basis as of June 30 of each year or more frequently if an event occurs or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our assessment of goodwill impairment is at the HMS Holdings Corp. entity level as we operate as a single reporting unit.

We have the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred.

If we can support the conclusion that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then we would not need to perform the two-step impairment test for that reporting unit.

If we cannot support such a conclusion, or we do not elect to perform the qualitative assessment, then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill.

In the prior year, we performed our impairment testing for goodwill using the two step approach.

In the current period, we performed a qualitative assessment to determine if an impairment is more likely than not to have occurred and there was no impairment of goodwill identified. There are no impairment charges related to goodwill for any of the fiscal periods presented.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an ASU that amends the FASB ASC by creating a new Topic 606, Revenue from Contracts with Customers. The new guidance will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance on revenue recognition throughout the Industry Topics of the Codification.

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

In addition, an entity should disclose sufficient qualitative and quantitative information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue, and cash flows arising from contracts with customers.

The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. This amendment is to be either retrospectively adopted to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. We are currently evaluating the impact of the adoption of this guidance to our unaudited consolidated financial statements.

In June 2014, FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance will not have a material effect on our unaudited consolidated financial statements.

2.                                      Intangible Assets

Intangible assets consisted of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013	Useful Life
Client relationships	$102,755	$102,755	5-10 years
Restrictive covenants	18,300	18,300	3-7 years
Trade name	17,312	19,532	3-5 years
	138,367	140,587

Less: Accumulated amortization	(58,627)	(45,275)
Intangible assets, net	$79,740	$95,312

Estimated amortization expense for intangible assets is expected to approximate the following (in thousands):

Year Ending December 31,
Remainder of 2014	$ 5,161
2015	20,270
2016	19,934
2017	16,613
2018	15,992
Thereafter	1,770

For the three and nine months ended September 30, 2014, amortization expense related to intangible assets was $5.2 million and $15.6 million, respectively.  For the three and nine months ended September 30, 2013, amortization expense related to intangible assets was $5.9 million and $18.6 million, respectively.

3.              Income Taxes

Our effective tax rate increased to 42.4% for the nine months ended September 30, 2014 from 39.4% for the nine months ended September 30, 2013, primarily due to changes in state apportionments and permanent differences, including the aforementioned change in the New York State Franchise Tax. See Note 1, Basis of Presentation and Summary of Significant Accounting Policies. The principal differences between the statutory rate and our effective rate are state taxes and permanent differences.

During the nine months ended September 30, 2014 and 2013, we recorded excess income tax benefits of $0.9 million and $5.2 million, respectively, from the exercise of stock options by reducing income tax payable and increasing capital.

As of September 30, 2014 and 2013, the total amount of unrecognized tax benefits was approximately $1.6 million and $1.4 million, respectively, of which approximately $1.1 million and $0.9 million, respectively (net of the federal benefit for state issues) of unrecognized tax benefits that, if recognized, would favorably affect our future effective tax rate. As of September 30, 2014 and 2013, the accrued liability for interest expense and penalties related to unrecognized tax benefits was $0.3 million and $0.2 million, respectively. We include interest expense and penalties in the provision for income taxes in the unaudited consolidated statements of comprehensive income. The amount of interest expense (net of federal and state income tax benefits) and penalties in the unaudited consolidated statements of comprehensive income for the nine months ended September 30, 2014 and 2013 were immaterial. We do not expect any significant change in unrecognized tax benefits during the next twelve months.

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

4.              Credit Agreement

In connection with our acquisition of HealthDataInsights (“HDI”) in 2011, we entered into a five-year, revolving and term-secured credit agreement, which we refer to as the 2011 Credit Agreement, with certain financial institutions and Citibank, N.A. as Administrative Agent. In May 2013, we amended and restated the 2011 Credit Agreement and entered into a $500.0 million, five-year, amended and restated revolving credit agreement, which we refer to as the 2013 Credit Agreement. During the nine months ended September 30, 2014 and 2013, we made principal repayments of $35.0 million and $60.0 million, respectively, against our revolving credit facility. During the nine months ended September 30, 2013, we received proceeds from our revolving credit facility of $4.0 million and made principal repayments of $8.8 million against our term loan. The $197.8 million principal balance of our revolving credit facility is due in May 2018.

The 2013 Credit Agreement provides for an initial $500.0 million revolving credit facility, and, under specified circumstances, the revolving credit facility can be increased or one or more incremental term loan facilities can be added, provided that the incremental credit facilities do not exceed in the aggregate the sum of (a) $75.0 million plus (b) an additional amount not less than $25.0 million, so long as our total secured leverage ratio, calculated giving pro forma effect to the requested incremental borrowing and other customary and appropriate pro forma adjustment events, including any permitted acquisitions, is no greater than 2.5:1.0.

The 2013 Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of default. The 2013 Credit Agreement requires us to comply, on a quarterly basis, with certain principal financial covenants, including a maximum consolidated leverage ratio reducing from 3.50:1.00 to 3.25:1.00 over the next four years and a minimum interest coverage ratio of 3.00:1.00. As of September 30, 2014, we were in compliance with all of the terms of the 2013 Credit Agreement.

The interest rate applicable to the revolving credit facility are, at our option, either (a) the LIBOR multiplied by the statutory reserve rate plus an interest margin ranging from 1.50% to 2.25% based on our consolidated leverage ratio, or (b) a base rate (which is equal to the greatest of (a) Citibank’s prime rate, (b) the federal funds effective rate plus 0.50% and (c) the one-month LIBOR plus 1.00% plus an interest margin ranging from 0.50% to 1.25% based on our consolidated leverage ratio). The interest rate related to the revolving credit facility as of September 30, 2014 was 2.0%. We pay an unused commitment fee on the revolving credit facility during the term of the 2013 Credit Agreement ranging from 0.375% to 0.50% per annum based on our consolidated leverage ratio.

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

Borrowings under the 2013 Credit Agreement were used to refinance the outstanding principal and unpaid interest of $323.8 million and $1.1 million, respectively, under the term loan facility of the 2011 Credit Agreement. We paid lender fees of $2.9 million in connection with amending and restating the 2011 Credit Agreement.

The interest expense on our revolving credit facility and commitment fees on the unused portion is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest expense	$1,011	$1,757	$3,175	$6,712
Commitment fees	$380	$255	$1,085	$548

At September 30, 2014 and December 31, 2013, the unamortized balance of deferred lender fees and debt issue costs were $7.5 million and $9.0 million, respectively.  For the three months ended September 30, 2014 and 2013, we amortized $0.5 million and $0.2 million, respectively, of interest expense related to our deferred lender fees and debt issue costs.  For the nine months ended September 30, 2014 and 2013, we amortized $1.6 million and $2.6 million, respectively, of interest expense related to our deferred lender fees and debt issue costs.

5.              Earnings Per Share

Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Our dilutive common share equivalents consist of stock options and restricted stock awards and units.

The following table reconciles the basic to diluted weighted average common shares outstanding using the treasury stock method (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
Basic and diluted	2014	2013	2014	2013
Net income	$6,950	$11,508	$16,341	$28,904

Weighted average common shares outstanding, basic	87,736	87,830	87,660	87,551
Plus: net effect of dilutive stock options	272	1,146	293	1,268
Plus: net effect of dilutive restricted stock awards and units	225	191	192	179
Weighted average common shares outstanding, diluted	88,233	89,167	88,145	88,998
Income per common share - Basic	$0.08	$0.13	$0.19	$0.33
Income per common share - Diluted	$0.08	$0.13	$0.19	$0.32

For the three months ended September 30, 2014 and 2013, 2,251,303 and 1,249,399 stock options, respectively, and 2,367 and 178,421 restricted stock units, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive. For the nine months ended September 30, 2014 and 2013, 2,395,158 and 1,375,604 stock options, respectively, and 79,947 and 106,194 restricted stock units, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

6.              Stock-Based Compensation

Total stock-based compensation expense charged as a selling, general and administrative expense in our unaudited consolidated statements of comprehensive income related to our stock compensation plans was $2.9 million and $2.6 million for the three months ended September 30, 2014 and September 30, 2013, respectively, and $9.1 million and $8.7 million for the nine months ended September 30, 2014 and September 30, 2013, respectively.

Stock Options

Presented below is a summary of our stock option activity for the nine months ended September 30, 2014 (in thousands, except for weighted average exercise price and weighted average remaining contractual terms):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at December 31, 2013	4,273	$17.53	4.86	$27,099
Granted	193	20.17
Exercised	(297)	9.31
Forfeited	(254)	23.40
Expired	(167)	22.27
Outstanding at September 30, 2014	3,748	17.78	4.31	15,613
Expected to vest at September 30, 2014	1,796	22.72	5.86	402
Exercisable at September 30, 2014	1,910	$13.02	2.82	$15,198

For awards subject to service-based vesting conditions, we recognize stock-based compensation expense, net of estimated forfeitures, equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. For awards subject to both performance and service-based vesting conditions, we recognize stock-based compensation expense using the straight-line recognition method when it is probable that the performance condition will be achieved. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The weighted average grant date fair value per share of the stock options granted during the nine months ended September 30, 2014 and 2013 was $7.24 and $7.27, respectively. We estimated the fair value of each stock option grant on the date of grant using a Black-Scholes option-pricing model and the weighted average assumptions set forth in the following table:

	Nine months ended September 30,
	2014	2013
Expected dividend yield	—	—
Risk-free interest rate	1.56%	0.67%
Expected volatility	38.11%	40.05%
Expected life	4.81 years	4.47 years

During the three months ended September 30, 2014 and 2013, we issued 36,016 shares and 0.2 million shares, respectively, of our common stock upon the exercise of outstanding stock options and received proceeds of $0.1 million and $1.1 million, respectively.

For the three months ended September 30, 2014 and 2013, stock-based compensation expense for stock options was $1.7 million and approximately $1.3 million, respectively.

We recognized excess income tax benefit of approximately $17,000 and $0.9 million from the exercise of stock options in our unaudited consolidated statements of comprehensive income for the three months ended September 30, 2014 and 2013, respectively.

The total intrinsic value of options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) during the three months ended September 30, 2014 and 2013 was approximately $0.6 million and $3.1 million, respectively.

During the nine months ended September 30, 2014 and 2013, we issued 0.3 million shares and 0.9 million shares, respectively, of our common stock upon the exercise of outstanding stock options and received proceeds of $3.3 million and $7.4 million, respectively.

For the nine months ended September 30, 2014 and 2013, stock-based compensation expense for stock options was $5.3 million and $4.9 million, respectively.

We recognized excess income tax benefit of $0.9 million and $5.2 million from the exercise of stock options in our unaudited consolidated statements of comprehensive income for the nine months ended September 30, 2014 and 2013, respectively.

The total intrinsic value of options exercised during the nine months ended September 30, 2014 and 2013 was $3.9 million and $17.0 million, respectively.

As of September 30, 2014, there was $9.9 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to stock options outstanding, which is expected to be recognized over a weighted average period of 1.2 years.

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

For the three months ended September 30, 2014, we granted 14,518 restricted stock units with an aggregate fair market value of $0.3 million.

For each of the three months ended September 30, 2014 and 2013, stock-based compensation expense for restricted stock units was $1.2 million.

For the nine months ended September 30, 2014, we granted 261,282 restricted stock units with an aggregate fair market value of $5.3 million.

For the nine months ended September 30, 2014 and 2013, stock-based compensation expense for restricted stock units was $3.7 million and $3.3 million, respectively.

At September 30, 2014, 601,068 restricted stock units remained unvested and there was $10.0 million of unamortized compensation cost related to these restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.5 years.

A summary of the status of our restricted stock units and of changes in restricted stock units outstanding under the 2006 Stock Plan for the nine months ended September 30, 2014 is as follows (in thousands, except for weighted average grant date fair value per unit):

	Number of Units	Weighted Average Grant Date Fair Value per Unit	Aggregate Intrinsic Value
Outstanding balance at December 31, 2013	636	$25.50	$14,429
Granted	261	20.21
Vesting of restricted stock units, net of shares withheld for taxes	(45)	25.60
Shares withheld for taxes	(25)	25.60
Forfeitures	(131)	25.04
Outstanding balance at September 30, 2014	696	$23.56	$13,112

Restricted Stock Awards

In February 2009, certain executive officers received a grant of restricted stock awards under the 2006 Stock Plan, which vested in full in February 2014. The vesting of these restricted stock awards was subject to the executive officers’ continued employment with us and the recipients of these awards were not required to provide us with any consideration other than rendering service.  The stock-based compensation expense for restricted stock awards is determined based on the closing market price of our common stock on the grant date of the awards applied to the total number of awards that are anticipated to fully vest. Shares withheld to pay taxes are retired upon the vesting of the restricted stock awards.

For the three months ended September 30, 2014, we did not issue restricted stock awards. For the three months ended September 30, 2013, stock-based compensation expense for restricted stock awards was $0.1 million.

For the nine months ended September 30, 2014 and 2013, stock-based compensation expense for restricted stock awards was $0.1 million and $0.5 million, respectively.

A summary of the status of our restricted stock awards at September 30, 2014 and of changes in restricted stock awards outstanding under the 2006 Stock Plan for the nine months ended September 30, 2014 is as follows (in thousands, except for weighted average grant date fair value per share):

	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding balance at December 31, 2013	82	$10.42	$1,851
Granted	—	—
Vesting of restricted stock awards	(54)	10.42
Shares withheld for payment of taxes upon vesting of restricted stock awards	(28)	10.42
Forfeitures	—	—
Outstanding balance at September 30, 2014	—	$—	$—

The total fair value of restricted stock awards vested during the nine months ended September 30, 2014 was $0.9 million.

7.              Commitments and Contingencies

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

Our contractual relationships, including those with Federal and State Government entities, subject our operations, billing and business practices to scrutiny and audit, including by multiple agencies and levels of government, as well as to frequent transitions and changes in the personnel responsible for oversight of our contractual performance. From time to time, we may have contractual disputes with our clients arising from differing interpretations of contractual provisions that define our rights, obligations, scope of work or terms of payment, and with associated claims of liability for inaccurate or improper billing for reimbursement of contract fees, or for sanctions or damages for alleged performance deficiencies.  Resolution of such disputes may involve litigation or may require that we accept some amount of loss or liability in order to avoid client abrasion, negative marketplace perceptions and other disadvantageous results that could impact our business, results of operations and financial condition.

Kern Health Systems: In the Superior Court of the State of California, County of Los Angeles, Kern Health Systems (“KHS” or “Plaintiff”) had sought to recover in excess of $7.0 million exclusive of interest, attorney fees and costs, against Allied Management Group Special Investigation Unit, Inc. (“AMG”), Dennis Demetre, and Lori Lewis (collectively, “Defendants”), jointly and severally, on causes of action for breach of contract, professional negligence, intentional misrepresentation, negligent misrepresentation and unfair business practices under California Business and Professions Code. On June 9, 2014, the jury issued its verdict in favor of all Defendants, and against KHS, on all causes of action except negligent misrepresentation. On that cause of action, the jury issued a verdict against all Defendants, jointly and severally, in the sum of $1.38 million. The negligent misrepresentation verdict was based on representations to KHS allegedly made by AMG and former owner Dennis Demetre in the spring of 2008, prior to our acquisition of AMG. We believe that the jury erroneously awarded damages based on an error inasmuch as the jury unanimously found that Defendants (through Demetre) made the negligent misrepresentation to KHS while having reasonable grounds for believing the representation to be true. Based on the jury’s verdict, we believe we are properly characterized as the prevailing party on the breach of contract claim. AMG has filed an appeal of the verdict and is seeking to recover its attorney fees and costs in the sum of approximately $2.3 million. We have not recorded an obligation on this matter at this time, as we are in the process of appealing this decision and believe it is probable that we will prevail on the appeal of this matter, although there are risks and uncertainties related to any litigation, including appeals, and neither we nor counsel are guarantors of litigation results. Pending the appeal process, we were required to obtain a surety bond in the amount of 150% of the final judgment amount, or approximately $2.2 million, which was collateralized by a cash deposit and is reflected in Other current assets on our unaudited consolidated balance sheet at September 30, 2014.

Dennis Demetre and Lori Lewis:  In July 2012, two of AMG’s former owners, Dennis Demetre and Lori Lewis filed an action in the Supreme Court of the State of New York, claiming an yet undetermined amount of damages alleging that various actions unlawfully deprived Demetre and Lewis of the acquisition earn-out portion of the purchase price of AMG under the applicable Stock Purchase Agreement (the “SPA”) and that we had breached certain contractual provisions under the SPA.  Demetre and Lewis filed a second amended complaint with two causes of action for breach of contract.  We filed a counter claim for breach of contract arising out of Demetre’s and Lewis’s failure to indemnify us for costs, including attorney fees arising out of our defense of the KHS action described above and for fraud arising out of Demetre’s and Lewis’s misrepresentations concerning capabilities of their software platform.  We believe we have a meritorious defense and will continue to defend this matter vigorously, although there are risks and uncertainties related to any litigation.

Lease Commitments

On February 27, 2014, we entered into a lease agreement with an initial term of 121 months with New Russell One, LLC for 63,922 square feet of office space at The Gramercy in Las Vegas, Nevada. The lease term commenced on April 1, 2014.

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

On April 2, 2014, we obtained a surety bond with a notional amount of $6.1 million for purposes of guaranteeing payment to subcontractors for improvements to the office space. A one-time fee of approximately $67,000 was paid for the surety bond.

Letter of Credit

As part of our contractual agreement with one client, we have an outstanding irrevocable Letter of Credit for $4.6 million, which we established against our existing revolving credit facility.

8.              Subsequent Events

On November 3, 2014, the Compensation Committee of the Board of Directors approved November 12, 2014 grants of stock option awards and restricted stock units to employees and directors. The stock options and restricted stock units vest over a range of 1 to 4 years. We estimate the fair value of these grants to be $11.2 million, utilizing the method and assumptions set forth in Note 6, Stock-Based Compensation.

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

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A. “Risk Factors.”

Critical Accounting Policies

Since the date of our Annual Report on Form 10-K for the year ended December 31, 2013, there have been no material changes to our critical accounting policies.

General Overview

HMS Holdings Corp. is a holding company whose principal business is conducted through its operating subsidiaries. Unless the context otherwise indicates, references in this Quarterly Report to the terms “we,” “our,” and “us” refer to HMS Holdings Corp., its subsidiaries and its affiliates.

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

Our clients are the Centers for Medicare & Medicaid Services (“CMS”); state Medicaid agencies and other state healthcare programs; commercial health plans, including Medicaid managed care, Medicare Advantage, and group health lines of business; government and private employers; the Veterans Health Administration (“VHA”); and other healthcare payers and sponsors.

Since our inception, we have grown both organically and through targeted acquisitions. In 1985, we began providing coordination of benefits services to state Medicaid agencies. We expanded into the Medicaid managed care market, providing similar coordination of benefits services when Medicaid began to delegate members to managed care organizations. We launched our program integrity services in 2007 and have since acquired several businesses to expand our service offerings. In 2009, we entered the Medicare market with our acquisition of IntegriGuard, LLC, now doing business as HMS Federal, which provides fraud, waste and abuse analytical services to the Medicare program, the VHA, and the Department of Defense. We entered the employer market, working with large self-funded employers through our acquisitions of Verify Solutions, Inc. and Chapman Kelly, Inc. in 2009 and 2010, respectively. In 2011, we extended our reach in the federal, state and commercial markets with our acquisition of HealthDataInsights (“HDI”). HDI provides improper payment identification services for government and commercial health plans, and is the Medicare Recovery Audit Contractor (“RAC”) in CMS Region D, covering 17 states and three U.S. territories. In 2012, we extended our Workers’ Compensation recovery services to commercial health plans through our asset purchase of MedRecovery Management, LLC (“MRM”). MRM provides Workers’ Compensation recovery services for commercial health plans.

In connection with our acquisition of HDI in 2011, we entered into a five-year, revolving and term-secured credit agreement, which we refer to as the 2011 Credit Agreement, with certain financial institutions and Citibank, N.A. as Administrative Agent.  In May 2013, we amended and restated the 2011 Credit Agreement and entered into a $500.0 million, five-year, amended and restated revolving credit agreement, which we refer to as the 2013 Credit Agreement.

At September 30, 2014, our cash and cash equivalents and net working capital were $120.2 million and $212.5 million, respectively. To date, we have grown our business through the internal development of new products and services, the extension of our products and services into new markets and through acquisitions of businesses whose core services strengthen our overall mission to help our clients control healthcare costs.  In addition, we leverage our expertise to acquire new clients at the state, federal, commercial, and employer levels and to expand our current contracts to provide new services to current clients.  Our growth to date has also been driven by growth in government programs as well as increased use of vendors by government agencies and commercial payers for coordination of benefits and other cost containment functions. We are continuously evaluating opportunities that will enable us to expand the breadth of the services we provide and will consider acquisition opportunities that enable us to continue to grow our business to address the increasing needs of the healthcare industry.

As of September 30, 2014, we served CMS, the VHA, programs in 46 states and the District of Columbia. We also provided services to more than 215 commercial clients, including Medicaid managed care, Medicare Advantage, and group health plans. In addition, we act as a subcontractor for certain business outsourcing and technology firms.

In 2014, we continued to incur restructuring expenses relating to employee severance and termination benefits. We recorded restructuring expenses of $0.7 million for the three months ended September 30, 2014 and $2.8 million for the nine months ended September 30, 2014.  Accrued restructuring expenses were approximately $1.0 million on September 30, 2014.

In February 2013, CMS began the reprocurement process for the RAC contracts.  After a protest was filed on the initial Request for Quote (“RFQ”), CMS took corrective action and between December 2013 and January 2014, issued five new RFQs covering each region of the Medicare Recovery Audit Program. Our HDI subsidiary and one of HDI’s prospective competitors protested certain terms of the new RFQs, and these protests were denied by the Government Accountability Office (“GAO”) in April 2014. On April 28, 2014, HDI’s prospective competitor filed a lawsuit at the U.S. Court of Federal Claims challenging the terms of the solicitations for CMS Regions 1, 2, and 4 and seeking an injunction against CMS. CMS agreed not to award new contracts while the lawsuit was pending and HDI did not intervene in the lawsuit. On August 21, 2014, the U.S. Court of Federal Claims entered judgment in favor of the United States Government and HDI’s prospective competitor appealed to the U.S. Court of Appeals for the Federal Circuit on August 26, 2014. On September 2, 2014, the U.S. Court of Federal Claims granted a stay that prohibited CMS from awarding contracts for Regions 1, 2, and 4 pending the outcome of the appeal.  Region 3 and the Durable Medical Equipment procurement are not affected by the stay. The Federal Circuit has issued a briefing and hearing schedule in the appeal that reflects a hearing may take place in the first quarter of 2015 and a decision is expected to be issued sometime thereafter.

Given that HDI’s Medicare RAC contract with CMS is one of our largest contracts and represents a significant potential business opportunity for us, our business and results of operations would be adversely affected if HDI was not awarded a region, if HDI was awarded a region but on substantially different terms from HDI’s current contract, or if contract awards continue to be delayed. In addition, if HDI is awarded a new Medicare RAC contract, the terms of that contract may change or delay the timing of HDI’s revenue recognition from timing under the current contract.

Under the existing Medicare RAC contract, on February 18, 2014, CMS announced its decision to pause the operations of the current Medicare Recovery Auditors, establishing June 1, 2014 as the last day that RAC contractors could submit improper payment files for processing. On August 4, 2014, CMS announced that due to the continued delay in awarding new Recovery Auditor contracts, it was initiating contract modifications to allow the Medicare RACs to restart certain reviews. CMS stated that most reviews will be done on an automated basis, but a limited number will be complex reviews of topics selected by CMS. On July 28, 2014, we entered into a limited non-material contract modification that relates to pre-payment auditing through December 31, 2014. As of the date of this filing, we have not signed additional modifications but cannot rule out that such modifications could be agreed to by our company.

On August 2, 2013 CMS issued CMS Rule 1599-F “Hospital Inpatient Admission Order and Certification and Two Midnight Benchmark for Inpatient Hospital Admissions for the FY 2014 Inpatient Prospective Payment System (“IPPS”)/Long-Term Care Hospital (“LTCH”).” Under this final rule, effective October 1, 2013, CMS redefined the requirements for an inpatient stay with a new formal time-based standard. The new rule, termed the “Two Midnight Rule,” states that surgical procedures, diagnostic tests and other treatments (in addition to services designated as inpatient-only), are generally appropriate for inpatient hospital admission and payment under Medicare Part A when a physician (1) expects the beneficiary to require a stay that crosses at least two midnights, and (2) admits the beneficiary to the hospital based upon that expectation. As part of the implementation of the new rule, CMS suspended the review by Medicare RACs of inpatient hospital claims paid between October 1, 2013 and September 30, 2014 for a determination of whether the inpatient hospital admission and patient status was appropriate. In connection with this audit suspension, CMS announced that it had initiated a provider education and compliance review program and stated that it would re-evaluate the retrospective review strategy after it evaluated the results of the compliance review. On April 1, 2014, the “Protecting Access to Medicare Act of 2014,” was signed into law. A provision of this act further delayed its enforcement and RAC review of Two Midnight Rule claims until March 31, 2015.

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

Revenues under HDI’s Medicare RAC contract for Region D generated 1.2% and 25.9% of our consolidated total revenues for the three months ended September 30, 2014 and 2013, respectively, and 5.8% and 22.3% of our consolidated total revenues for the nine months ended September 30, 2014 and 2013, respectively.

On August 29, 2014, CMS announced that to reduce the volume of inpatient status claims currently pending in the appeals process, CMS was offering an administrative agreement for a specified period ending on October 31, 2014 to certain hospitals willing to withdraw pending appeals for a qualifying claim in exchange for timely partial payment (68% of the net allowable amount). While not certain, CMS may take the formal position that RACs, such as HDI, should receive only a portion of the amount that they would typically be entitled to, and repay any overages, for claims subject to the administrative agreement offer. This settlement offer is not under our control as we are not able to quantify the hospitals it is being offered to, the exact claims effected, the participation rate of the hospitals selected to participate, and other factors and information beyond our knowledge or control. CMS has not to date notified HDI of a CMS formal position with respect to HDI’s contract with CMS. While not certain, we do not currently believe that HDI would be required to repay all such overages, based upon HDI’s interpretation of its contract with CMS, if at some time in the future CMS were to formally seek such repayment.

Healthcare Environment

In March 2010, the Patient Protection and Affordable Care Act (“ACA”), was signed into law and in June 2012, the U.S. Supreme Court upheld the constitutionality of the ACA, ruling that the Federal Government could not condition continued existing federal funding of a state’s Medicaid program on such state’s agreement to implement the Medicaid expansion provisions of the ACA. As a result, states choosing not to expand their Medicaid programs would forgo the federal matching funds associated with such expanded coverage. As of September 2014, 27 states and the District of Columbia have committed to expanding their Medicaid programs or have begun to implement Medicaid expansion.

It is expected that enrollment in government healthcare programs will continue to grow, particularly under the ACA.  According to CMS’ projections for national health expenditures for 2012-2022, after two years of slowing growth, Medicaid enrollment is projected to grow by 13.6% in 2014 and 5.8% in 2015. Total Medicaid spending is projected to increase at a rate of 12.8% in 2014 and 6.7% in 2015. In addition, Medicare spending is projected to grow by 4.2% in 2014 and 2.7% in 2015.

In response to pressures to contain the growth of state and federal Medicaid spending and to concerns about access to healthcare for low-income individuals, the use of managed care arrangements in Medicaid continues to increase dramatically. As of July 2014, 38 states and District of Columbia had contracted with managed care organizations to provide care to some or all of their Medicaid beneficiaries. In addition, many states are expanding the use of managed care organizations into new regions of the state or using them to serve beneficiaries with more complex or chronic conditions. Of the 27 states and District of Columbia that are expanding Medicaid eligibility levels this year pursuant to the ACA, just three of them are not using Medicaid managed care organizations.

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

SUMMARY OF OPERATING RESULTS

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The following table sets forth, for the periods indicated, certain items in our unaudited consolidated statements of comprehensive income expressed as a percentage of revenue:

	Three months ended September 30,
	2014	2013
Revenue	100.0%	100.0%
Cost of service
Compensation	37.2	37.6
Data processing	8.6	7.6
Occupancy	3.9	3.4
Direct project costs	8.7	8.4
Other operating costs	6.0	4.7
Amortization of intangibles	6.4	6.2
Total cost of services	70.8	67.9
Selling, general, and administrative expenses	17.0	15.4
Total operating expenses	87.8	83.3
Operating income	12.2	16.7
Interest expense	(1.7)	(1.8)
Other income, net	—	—
Interest income	—	—
Income before income taxes	10.5	14.9
Income taxes	4.4	5.9
Net income and comprehensive income	6.1%	9.0%

Revenue for the three months ended September 30, 2014 was $113.8 million, a decrease of $14.0 million, or 11.0%, compared to revenue of $127.8 million for the three months ended September 30, 2013. This resulted from a $31.6 million decrease in revenue related to the wind-down of the Medicare RAC contract and a $3.0 million decrease related to contract expirations. These decreases were partially offset by a $17.3 million increase in revenue resulting from fluctuations in existing client accounts and a $3.3 million increase in revenue from new clients for whom there was no revenue in the prior year period, together with changes in the yield and scope of those projects, and differences in the timing of when client projects were completed in the current year compared to the prior year.

Compensation expense as a percentage of revenue was 37.2% for the three months ended September 30, 2014, compared to 37.6% for the three months ended September 30, 2013. Compensation expense for the current quarter was $42.4 million, a decrease of $5.6 million, or 11.7%, compared to compensation expense of $48.0 million for the same quarter in the prior year. The decrease in compensation expense relates to a $3.2 million decrease in salary and overtime expense, a $2.4 million decrease in variable compensation expense accrual, a $0.2 million decrease in severance expense, a $0.1 million decrease in commission expense and a $0.1 million decrease in capitalized software expense, partially offset by a $0.4 million increase in benefit costs.

During the three months ended September 30, 2014, we averaged 2,126 employees, an 11.9% decrease compared to our average of 2,414 employees during the quarter ended September 30, 2013.  The decrease in our average number of employees reflects reductions of staff in the areas of client support and operations and includes a reduction in force of 147 employees who supported Medicare RAC operations.

Data processing expense as a percentage of revenue was 8.6% for the three months ended September 30, 2014, compared to 7.6% for the three months ended September 30, 2013. Data processing expense was $9.8 million for the current quarter, an increase of $0.1 million, or 1.0%, compared to data processing expense of $9.7 million for the same quarter in the prior year.

Occupancy expense as a percentage of revenue was 3.9% for the three months ended September 30, 2014, compared to 3.4% for the three months ended September 30, 2013. Occupancy expense was $4.5 million for the three months ended September 30, 2014, an increase of approximately $0.1 million, or 2.3%, compared to occupancy expense of $4.4 million for the same quarter in the prior year primarily as a result of the build-out of our new Las Vegas location.

Direct project expense as a percentage of revenue was 8.7% for the three months ended September 30, 2014, compared to 8.4% for the three months ended September 30, 2013. Direct project expense for the current quarter was $9.9 million, a decrease of $0.9 million, or 8.3%, compared to direct project expense of $10.8 million for the same quarter in the prior year. We recorded a decrease of $1.1 million in professional fees, primarily temporary personnel, and a decrease of $0.7 million in data costs related to the reduction of patient charts reviewed in connection with the wind-down of Medicare RAC contract.  Additionally, we recorded a $0.4 million decrease in provision for bad debt expense.  These decreases were partially offset by an increase of $1.1 million in subcontractor fees as we are now using subcontractors rather than temporary personnel for verifications work.  We also recorded an increase of $0.2 million in delivery, postage, and other expenses.

Other operating costs as a percentage of revenue were 6.0% for the three months ended September 30, 2014, compared to 4.7% for the three months ended September 30, 2013. Other operating costs for the current quarter were $6.8 million, an increase of $0.8 million, or 13.3%, compared to other operating costs of $6.0 million for the same quarter in the prior year. This increase resulted from a $0.5 million increase in professional fees, comprised of consulting and temporary personnel costs, and an increase of $0.3 million in printing and copying costs.

Amortization of acquisition-related software and intangibles as a percentage of revenue was 6.4% for the three months ended September 30, 2014, compared to 6.2% for the three months ended September 30, 2013. Amortization of acquisition-related software and intangibles for the current quarter was $7.2 million, compared to amortization expense of $7.9 million for the same quarter in the prior year. The decrease related to the full amortization of intangibles from prior acquisitions during the prior year period.

Selling, general, and administrative expense as a percentage of revenue was 17.0% for the three months ended September 30, 2014 compared to 15.4% for the three months ended September 30, 2013. Selling, general, and administrative expense for the current quarter was $19.3 million, a $0.4 million, or 2.0%, decrease compared to $19.7 million for the same quarter in the prior year. During the quarter ended September 30, 2014, we averaged 223 corporate employees, an 11.5% increase compared to our average of 200 corporate employees during the quarter ended September 30, 2013.  Legal expenses decreased by $1.0 million, partially offset by a $0.7 million increase in compensation expense.

Operating income for the three months ended September 30, 2014 was $13.9 million, a decrease of $7.4 million, or 34.7%, compared to $21.3 million for the three months ended September 30, 2013. The decrease in operating income is primarily due to the decrease in revenue of $14.0 million for the quarter, partially offset by a reduction in operating expenses of $6.6 million.

Interest expense was $2.0 million for the three months ended September 30, 2014, compared to $2.3 million for the three months ended September 30, 2013.  The decrease of $0.3 million primarily represents a decrease in interest expense on debt due to a lower principal balance in the current year.

Interest income was $11,000 for the three months ended September 30, 2014, compared to interest income of $18,000 for the three months ended September 30, 2013.

We recorded income tax expense of $5.0 million for the three months ended September 30, 2014, compared to income tax expense of $7.5 million for the three months ended September 30, 2013, a decrease of $2.5 million. Our effective tax rate increased to 42.0% for the quarter ended September 30, 2014 from 39.4% for the quarter ended September 30, 2013 primarily due to a change in state apportionments and permanent differences. The principal differences between the statutory rate and our effective rate are state taxes and permanent differences.

We reported net income and comprehensive income of $7.0 million for the three months ended September 30, 2014, a decrease of $4.5 million or 39.1% compared to $11.5 million for the three months ended September 30, 2013. This decrease is primarily due to the decrease in operating income of $7.4 million offset by a decrease in income taxes of $2.5 million and a decrease in net interest expense of $0.4 million.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following table sets forth, for the periods indicated, certain items in our unaudited consolidated statements of comprehensive income expressed as a percentage of revenue:

	Nine months ended September 30,
	2014	2013
Revenue	100.0%	100.0%
Cost of service
Compensation	40.3	37.3
Data processing	8.8	7.6
Occupancy	4.0	3.7
Direct project costs	8.3	9.8
Other operating costs	5.5	5.5
Amortization of intangibles	6.5	6.6
Total cost of services	73.4	70.5
Selling, general, and administrative expenses	16.2	14.1
Total operating expenses	89.6	84.6
Operating income	10.4	15.4
Interest expense	(1.9)	(2.7)
Other income, net	—	0.2
Interest income	—	—
Income before income taxes	8.5	12.9
Income taxes	3.6	5.1
Net income and comprehensive income	4.9%	7.8%

Revenue for the nine months ended September 30, 2014 was $331.1 million, a decrease of $39.1 million, or 10.6%, compared to revenue of $370.2 million for the nine months ended September 30, 2013. This resulted from a $63.3 million decrease in revenue related to the wind-down of the Medicare RAC contract and a $10.5 million decrease related to contract expirations. These decreases were partially offset by a $26.9 million increase in revenue resulting from fluctuations in existing client accounts,  together with changes in the yield and scope of those projects, and differences in the timing of when client projects were completed in the current year compared to the prior year.  New clients for whom there was no revenue in the prior year period provided an additional $7.8 million increase in revenue.

Compensation expense as a percentage of revenue was 40.3% for the nine months ended September 30, 2014, compared to 37.3% for the nine months ended September 30, 2013. Compensation expense for the current period was $133.5 million, a decrease of $4.5 million, or 3.3%, compared to compensation expense of $138.0 million for the same period in the prior year. The decrease in compensation expense relates to a decrease of $5.4 million in salary expense and a decrease of $0.8 million in variable compensation. These decreases were partially offset by an increase of $0.9 million in severance expense, an increase of $0.6 million in benefits costs, primarily payroll taxes, and an increase of $0.2 million related to a reduction in capitalized software development.

During the nine months ended September 30, 2014, we averaged 2,196 employees, a 9.4% decrease compared to our average of 2,425 employees during the nine months ended September 30, 2013. The decrease in our average number of employees reflects reductions of staff in the areas of client support and operations and includes a reduction in force of 147 employees who supported Medicare RAC operations.

Data processing expense as a percentage of revenue was 8.8% for the nine months ended September 30, 2014, compared to 7.6% for the nine months ended September 30, 2013. Data processing expense was $29.2 million for the current period, an increase of $1.2 million, or 4.3%, compared to data processing expense of $28.0 million for the same period in the prior year. This increase reflects $1.2 million in additional software costs and $0.7 million in additional hardware costs. The increase was partially offset by a decrease of $0.6 million in data communications costs and a decrease of $0.1 million in data processing supplies.

Occupancy expense as a percentage of revenue was 4.0% for the nine months ended September 30, 2014, compared to 3.7% for the nine months ended September 30, 2013. Occupancy expense was $13.1 million for the current period, a decrease of $0.7 million, or 5.1%, compared to occupancy expense of $13.8 million for the same period in the prior year. The decrease in occupancy expense resulted from downsizing our New York City and Charlestown offices and closing several of our smaller field office locations. Partially offsetting the decreases were incremental costs associated with the build-out of our new Las Vegas location.

Direct project expense as a percentage of revenue was 8.3% for the nine months ended September 30, 2014, compared to 9.8% for the nine months ended September 30, 2013. Direct project expense for the current period was $27.5 million, a decrease of $8.8 million, or 24.2%, compared to direct project expense of $36.3 million for the same period in the prior year. There was a decrease of $6.9 million in professional fees, primarily temporary personnel, and a decrease of $3.5 million in data costs related to the reduction of patient charts reviewed in connection with the wind-down of Medicare RAC contract.  Additionally, there was a $0.3 million decrease in provision for bad debt expense.  These decreases were partially offset by an increase of $1.7 million in subcontractor fees as we are now using subcontractors rather than temporary personnel for verifications work.  There was also an increase of $0.2 million in delivery, postage, and other expenses.

Other operating costs as a percentage of revenue were 5.5% for each of the nine months ended September 30, 2014 and 2013. Other operating costs for the current period were $18.2 million, a decrease of $2.1 million, or 10.3%, compared to other operating costs of $20.3 million for the same period in the prior year. This resulted from a $1.3 million decrease in professional fees, consisting primarily of temporary personnel and subcontractor expenses.  There was also a $0.6 million decrease in travel related expenses, and a $0.4 million decrease relating to recruiting, employee relocation and training expenses. These decreases were partially offset by an increase of $0.2 million in miscellaneous office related expenses, such as printing, postage, delivery and supplies.

Amortization of acquisition-related software and intangibles as a percentage of revenue was 6.5% for the nine months ended September 30, 2014, compared to 6.6% for the nine months ended September 30, 2013. Amortization of acquisition-related software and intangibles for the current period was $21.5 million, compared to amortization expense of $24.6 million for the same period in the prior year. The decrease related to the full amortization of intangibles from prior acquisitions during the prior year period.

Selling, general, and administrative expense as a percentage of revenue was 16.2% for the nine months ended September 30, 2014 compared to 14.1% for the nine months ended September 30, 2013. Selling, general, and administrative expense for the current period was $53.7 million, a $1.5 million, or 2.9%, increase compared to $52.2 million for the same period in the prior year. During the nine months ended September 30, 2014, we averaged 218 corporate employees, a 5.8% increase compared to our average of 206 corporate employees during the same period ended September 30, 2013. Compensation expense increased by $2.2 million, primarily due to salary expense and variable compensation. All other expenses decreased by $0.7 million, primarily related to legal expenses.

Operating income for the nine months ended September 30, 2014 was $34.3 million, a decrease of $22.6 million, or 39.7%, compared to $56.9 million for the nine months ended September 30, 2013. This decrease is primarily due to decreased revenue of $39.1 million, offset by a reduction in operating expenses of $16.5 million as explained above.

Interest expense was $6.0 million for the nine months ended September 30, 2014, compared to $10.1 million for the nine months ended September 30, 2013.  The decrease of $4.1 million represents a $3.5 million decrease in interest expense on our credit facility, a $1.0 million decrease in amortization of deferred financing costs and a $0.1 million decrease in other interest expense.  Interest expense on our debt decreased due to our lower principal balance together with reduced interest rates negotiated as part of our May 2013 loan modification.  Partially offsetting the decreases was an increase in commitment fees of $0.5 million related to our line of credit.

Interest income was $47,000 for the nine months ended September 30, 2014, compared to interest income of $36,000 for the nine months ended September 30, 2013. Net other income of $0.8 million in the prior year period represents a release to us of a portion of the funds held in escrow related to our HDI acquisition.

We recorded income tax expense of $12.0 million for the nine months ended September 30, 2014, compared to income tax expense of $18.8 million for the nine months ended September 30, 2013, a decrease of $6.8 million. Our effective tax rate increased to 42.4% for the nine months ended September 30, 2014 from 39.4% for the nine months ended September 30, 2013, primarily due to a change in state apportionments and permanent differences. The principal differences between the statutory rate and our effective rate are state taxes and permanent differences.

We reported net income and comprehensive income of $16.3 million for the nine months ended September 30, 2014, a decrease of $12.6 million or 43.6% compared to $28.9 million for the nine months ended September 30, 2013. The decrease of $12.6 million is primarily due to the decrease in operating income of $22.6 million offset by a decrease in income taxes of $6.7 million and a decrease in net interest expense of $3.3 million.

Contractual Obligations

As of September 30, 2014, we are contractually obligated to pay $197.8 million of the outstanding revolving debt related to the 2013 Credit Agreement by April 2018.

As of September 30, 2014, we are contractually obligated to make $36.1 million of lease payments related to real estate and operating leases by July 2024.

With the exception above, there have been no material changes in our contractual obligations as presented in our Annual report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

Other than our Letter of Credit, we do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

This data should be read in conjunction with our unaudited consolidated statements of cash flows.

(in thousands)	September 30, 2014	December 31, 2013

Cash and cash equivalents	$120,193	$93,366
Working capital	$212,542	$199,069

A summary of our cash flows is as follows:

	Nine months ended September 30,
(in thousands)	2014	2013
Net cash provided by operating activities	$79,795	$75,204
Net cash used in investing activities	(19,320)	(43,183)
Net cash used in financing activities	(33,648)	(57,873)
Net increase (decrease) in cash and cash equivalents	$26,827	$(25,852)

We believe that our cash generating capability and financial condition, together with our funds available under our 2013 Credit Agreement will be adequate to meet our operating, investing and financing needs. Our principal source of cash has been our cash flow from operations and our $500.0 million, five-year revolving credit facility. The primary uses of cash are compensation expenses, data processing, direct project costs and selling, general and administration expenses and acquisitions. Other sources of cash include proceeds from exercise of stock options and tax benefits associated with stock option exercises.  We expect that operating cash flows will continue to be a primary source of liquidity for our operating needs.

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

In connection with our appeal process in the matter of Kern Health Systems, on September 30, 2014 we obtained a surety bond in the amount of approximately $2.2 million, which was collateralized by a cash deposit and reflected in Other current assets on our unaudited consolidated balance sheet at September 30, 2014. See Note 7, Commitments and Contingencies.

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2014 was $79.8 million, an increase of approximately 6.1% or $4.6 million as compared to $75.2 million for the nine months ended September 30, 2013.

The results of operations after non-cash adjustments to net income for the current period contributed $50.5 million as compared to a contribution of $79.3 million for the prior year. The $28.8 million decrease primarily resulted from our change in net income due to the wind-down of the Medicare RAC contract. Changes in operating assets and liabilities further contributed net cash inflows of $29.3 million primarily as a result of a $9.8 million increase in income taxes payable, a $9.2 million decrease in accounts receivable primarily resulting from the wind-down of the Medicare RAC contract, a $9.0 million increase in accounts payable, accrued expenses and other liabilities and a $7.7 million decrease in prepaid income taxes. These changes were offset by a $6.9 million decrease in our estimated liability for appeals. The decrease in our estimated liability for appeals is primarily associated with the Medicare RAC contract.

For the three months ended September 30, 2014, revenue was $113.8 million, a decrease of $14.0 million compared to revenue of $127.8 million for the three months ended September 30, 2013. The number of Day Sales Outstanding (“DSO”) increased by 13 days to 118 days as of September 30, 2014, as compared to 105 days as of December 31, 2013. The decrease in revenue and the increase in DSOs was primarily due to a change in market mix, as payment processing is trending longer with our commercial clients than our government clients and commercial revenues are growing; customer processing delays, typically with Accounts Payable and Medicaid Management Information Systems, which delay invoicing; operational issues, such as missing Explanation of Benefits, which delay invoicing; and the revenue decline resulting from the delay in re-procurement of the Medicare RAC contract.

These factors may result in higher accounts receivable balances and higher DSOs in future periods, which would reduce net cash from operating activities in those periods. We do not anticipate collection issues with these accounts receivable, however, nor do we expect that any extended collections will materially impact our liquidity.

The majority of our client relationships have been in place for several years. Our future operating cash flows could be adversely affected by delayed payments from clients or if one or more contracts with our largest clients are terminated or not re-awarded.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 was $19.3 million, a $23.9 million decrease from net cash used in investing activities of $43.2 million for the nine months ended September 30, 2013.

The decrease in net cash used in investing activities was primarily due to a purchase of a short term investment in the prior period.

Cash Flows from Financing Activities

Net cash used on financing activities for the nine months ended September 30, 2014 was $33.6 million, a $24.3 million decrease in net cash used in financing activities of $57.9 million for the nine months ended September 30, 2013. This is primarily due to a decrease in debt payments in the current period compared to the prior period.

The decrease in net cash used in financing activities was primarily related to a decrease in payments toward the outstanding balance on our revolving credit facility.

Recently Issued Accounting Pronouncements

See “Recently Issued Accounting Pronouncements” in Note 1, Basis of Presentation and Summary of Significant Accounting Policies of the Notes to unaudited consolidated financial statements.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2014, we were not a party to any derivative financial instruments. We conduct all of our business in U.S. currency and hence do not have direct foreign currency risk. We are exposed to changes in interest rates, primarily with respect to our revolving credit facility under our 2013 Credit Agreement. If the effective interest rate for all of our variable rate debt were to increase by 100 basis points (1%), our annual interest expense would increase by a maximum of $2.0 million based on our debt balances at September 30, 2014.  Further, we currently invest substantially all of our excess cash in short-term investments, primarily money market accounts, where returns effectively reflect current interest rates. As a result market interest rate changes may impact our interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of borrowings or excess cash balances. We do not consider this risk to be material. We manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

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

As required by Rule 13a-15(b) under the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2014.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our contractual relationships, including those with Federal and State Government entities, subject our operations, billing and business practices to scrutiny and audit, including by multiple agencies and levels of government, as well as to frequent transitions and changes in the personnel responsible for oversight of our contractual performance. From time to time, we may have contractual disputes with our clients arising from differing interpretations of contractual provisions that define our rights, obligations, scope of work or terms of payment, and with associated claims of liability for inaccurate or improper billing for reimbursement of contract fees, or for sanctions or damages for alleged performance deficiencies.  Resolution of such disputes may involve litigation or may require that we accept some amount of loss or liability in order to avoid client abrasion, negative marketplace perceptions and other disadvantageous results that could impact our business, results of operations and financial condition.

Kern Health Systems: In the Superior Court of the State of California, County of Los Angeles, Kern Health Systems (“KHS” or “Plaintiff”) had sought to recover in excess of $7.0 million exclusive of interest, attorney fees and costs, against Allied Management Group Special Investigation Unit, Inc. (“AMG”), Dennis Demetre, and Lori Lewis (collectively, “Defendants”), jointly and severally, on causes of action for breach of contract, professional negligence, intentional misrepresentation, negligent misrepresentation and unfair business practices under California Business and Professions Code. On June 9, 2014, the jury issued its verdict in favor of all Defendants, and against KHS, on all causes of action except negligent misrepresentation. On that cause of action, the jury issued a verdict against all Defendants, jointly and severally, in the sum of $1.38 million. The negligent misrepresentation verdict was based on representations to KHS allegedly made by AMG and former owner Dennis Demetre in the spring of 2008, prior to our acquisition of AMG. We believe that the jury erroneously awarded damages based on an error inasmuch as the jury unanimously found that Defendants (through Demetre) made the negligent misrepresentation to KHS while having reasonable grounds for believing the representation to be true. Based on the jury’s verdict, we believe we are properly characterized as the prevailing party on the breach of contract claim. AMG has filed an appeal of the verdict and is seeking to recover its attorney fees and costs in the sum of approximately $2.3 million. We have not recorded an obligation on this matter at this time, as we are in the process of appealing this decision and believe it is probable that we will prevail on the appeal of this matter, although there are risks and uncertainties related to any litigation, including appeals, and neither we nor counsel are guarantors of litigation results. Pending the appeal process, we were required to obtain a surety bond in the amount of 150% of the final judgment amount, or approximately $2.2 million, which was collateralized by a cash deposit and is reflected in Other current assets on our unaudited consolidated balance sheet at September 30, 2014.

Dennis Demetre and Lori Lewis:  In July 2012, two of AMG’s former owners, Dennis Demetre and Lori Lewis filed an action in the Supreme Court of the State of New York, claiming an yet undetermined amount of damages alleging that various actions unlawfully deprived Demetre and Lewis of the acquisition earn-out portion of the purchase price of AMG under the applicable Stock Purchase Agreement (the “SPA”) and that we had breached certain contractual provisions under the SPA.  Demetre and Lewis filed a second amended complaint with two causes of action for breach of contract.  We filed a counter claim for breach of contract arising out of Demetre’s and Lewis’s failure to indemnify us for costs, including attorney fees arising out of our defense of the KHS action described above and for fraud arising out of Demetre’s and Lewis’s misrepresentations concerning capabilities of their software platform.  We believe we have a meritorious defense and will continue to defend this matter vigorously, although there are risks and uncertainties related to any litigation.

Item 1A.  Risk Factors

Risks that could have a negative impact on our business, financial condition, results of operations or cash flows include, without limitation, the risk factors set forth below: (i) variations in our results of operations; (ii) changes in the U.S. healthcare environment and steps we take in anticipation of such changes; (iii) regulatory, budgetary or political actions that affect procurement practices; (iv) our ability to retain clients or the loss of one or more major clients, including through our failure to procure or reprocure a current or future contract or related delays, or the reduction in scope or early termination of one or more of our significant contracts; (v) our ability to effectively manage our growth to execute on our business plans and to achieve our guidance, including but not limited to achieving non-Medicare margin expansion; (vi) the negative or reduced growth rate of spending on Medicaid/Medicare, simplification of the healthcare payment process or programmatic changes that diminish the scope of benefits; (vii) whether CMS will support or change the RAC program and reduce future fees, or require repayment of certain prior fees associated with its hospital settlement program due to an interpretation of contract terms by HDI or otherwise; (viii) client dissatisfaction or early termination of contracts triggering significant costs or liabilities; (ix) the development by competitors of new or superior products or services; (x) the emergence of new competitors, or the development by our clients of in-house capacity to perform the services we offer; (xi) all the risks inherent in the development, introduction, and implementation of new products and services; (xii) our failure to comply with laws and regulations governing health data or to protect such data from theft and misuse; (xiii) our ability to maintain effective information systems and protect them from damage or interruption; (xiv) restrictions on our ability to bid on/perform certain work due to other work we currently perform; (xv) our ability to successfully integrate our acquisitions; (xvi) our ability to continue to secure contracts through the competitive bidding process and to accurately predict the cost and time to complete such contracts; (xvii) our compliance with the covenants and obligations under the terms of our revolving credit facility and our ability to generate sufficient cash to cover our interest and principal payments thereunder; (xviii) negative results of government or client reviews, audits or investigations to verify our compliance with contracts and applicable laws and regulations; (xix) the impact of lawsuits, including our ability to prevail on appeals or to recover attorney’s fees or expenses, or claims related to contracts, subcontracts, employment matters or compliance with laws and regulations;  (xx) our failure to properly remediate any future weaknesses or deficiencies or maintain proper and effective controls; and (xxi) the potential that we are unable to meet our liquidity needs. A more detailed description of our risk factors can be found in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 3, 2014.

The risks described in our Annual Report on Form 10-K, as updated by our quarterly reports on Form 10-Q, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition, results of operations or cash flows.

Item 5.  Other Items

On October 30, 2014, our Board of Directors (the “Board”) adopted three new corporate governance policies: (i) stock ownership guidelines for our company’s officers and directors, (ii) a compensation clawback policy applicable to our company’s executive officers, and (iii) corporate governance guidelines.  The new policies are described below.

Stock Ownership Guidelines

The Stock Ownership Guidelines are applicable to our company’s chief executive officer, chief financial officer, executive vice presidents, any other officers subject to the reporting requirements under Section 16 of the Securities Exchange Act of 1934, and each non-executive member of the Board.  Under the Stock Ownership Guidelines, which are phased in within the later of five years after their adoption or the date that a person first becomes subject to them, the following ownership requirements apply:

Title	Value of Shares Expected to Be Owned

Chief Executive Officer	5 X Base Salary

Other Executive Officers	2 X Base Salary

Non-executive Directors	5 X Annual Cash Retainer

The valuation of shares includes all shares owned, directly or indirectly, by any covered person or the person’s immediate family members, or held in trust for the benefit of the covered person or the person’s immediate family members, vested and unvested restricted stock and restricted stock units, and deferred stock units.

Clawback Policy

The Clawback Policy provides that the Board (or a Board committee) is authorized, beginning on January 1, 2015, to recover from any current or former executive officer of our company the incentive bonus and equity compensation gains resulting from certain misconduct that occurs subsequently and causes a restatement of our company’s financial statements. To the extent that in the future the SEC adopts rules for clawback policies that require changes to our policy, we will revise our policy accordingly.

Corporate Governance Guidelines

The Board adopted corporate governance guidelines to assist in the exercise of its duties and responsibilities and to serve the best interests of our company and our stockholders.  The guidelines, which provide a framework for the conduct of the Board’s business, provide that:

•                  the Board’s principal responsibility is to oversee the management of our company;

•                  a majority of the members of the Board shall be independent directors;

•                  the independent directors shall meet regularly in executive session;

•                  directors have full and free access to management and, as necessary and appropriate, independent advisors;

•                  new directors shall participate in an orientation program and all directors are expected to participate in continuing director education on an ongoing basis; and

•                  at least annually, the Board and its committees will conduct a self-evaluation to determine whether they are functioning effectively.

A copy of the corporate governance guidelines is posted on our website at http://investor.hms.com/governance.cfm.

Item 6.         Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 10, 2014	HMS HOLDINGS CORP.

		By:	/s/ William C. Lucia
William C. Lucia
President and Chief Executive Officer and Duly
Authorized Officer
(Principal Executive Officer)

		By:	/s/ Jeffrey S. Sherman
Jeffrey S. Sherman
Executive Vice President, Chief Financial Officer and
Treasurer (Principal Financial Officer)

		By:	/s/ Joseph M. Donabauer
Joseph M. Donabauer
Senior Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1†*	Form of 2014 Executive Restricted Stock Unit Agreement under the 2006 Stock Plan

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Accounting Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Section 1350 Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2‡	Section 1350 Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3‡	Section 1350 Certification of the Principal Accounting Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†Indicates a management contract or compensatory plan, contract or arrangement

*Filed herewith

‡ Furnished herewith