Form 10-K
period 2014-12-31
HMS HOLDINGS CORP
filed 2015-03-02
CIK 1196501

Use these links to rapidly review the document
TABLE OF CONTENTS 1
HMS HOLDINGS CORP. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2014, the last business day of the registrant's most recently completed second quarter was $1.8 billion based on the last reported sale price of the registrant's Common Stock on the NASDAQ Global Select Market on that date.

         There were 88,356,591 shares of common stock outstanding as of February 25, 2015.

Documents Incorporated by Reference

         Unless provided in an amendment to this Annual Report on Form 10-K, the information required by Part III is incorporated by reference to the Registrant's 2015 Proxy Statement, to the extent stated herein. Such proxy statement or amendment will be filed with the SEC within 120 days of the Registrant's fiscal year ended December 31, 2014.

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

        We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will," "target," "seek," "forecast" and similar expressions and references to guidance. In particular, these include statements relating to future actions, business plans, objectives and prospects, future operating or financial performance or results of current and anticipated services, acquisitions and the performance of companies we have acquired, sales efforts, expenses, interest rates and the outcome of contingencies, such as financial results.

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

 PART I

Item 1.    Business.

        HMS Holdings Corp. is a holding company whose principal business is conducted through its operating subsidiaries. Unless the context otherwise indicates, references in this Annual Report to the terms "we," "our" and "us" refer to HMS Holdings Corp., and its subsidiaries and its affiliates.

General Overview

        We operate in the U.S. healthcare insurance benefit cost containment marketplace. We provide coordination of benefits services to government and private healthcare payers and sponsors to ensure that the responsible party pays healthcare claims. Our payment integrity services ensure that healthcare claims billed are accurate and appropriate. Together, these various services help customers recover amounts from liable third parties; prevent future improper payments; reduce fraud, waste and abuse; and ensure regulatory compliance.

        Demand for our services arises, in part, from healthcare funds spent in error, where another payer was actually responsible for the cost of the healthcare claim, or a mistake was made in applying complex claim processing rules. According to the Centers for Medicare & Medicaid Services ("CMS") National Health Expenditures ("NHE") 2013-2023 projections and error rates published on paymentaccuracy.gov, the government estimates that improper payments in the Medicaid and Medicare programs totaled $89 billion in 2014. Our services focus on containing costs by detecting and reducing the errors that result in improper payment, and our revenues are based, in part, on the amounts we recover for our customers.

        Our customers are government health agencies, including CMS, the Veterans Health Administration ("VHA") and state Medicaid agencies; commercial health plans, including Medicaid managed care, Medicare Advantage and group and individual health lines of business; government and private employers; child support agencies; and other healthcare payers and sponsors.

        We have grown both organically and through targeted acquisitions. Initially, we provided coordination of benefits services to state Medicaid agencies. When Medicaid began to delegate members to managed care organizations, we began providing similar coordination of benefits services to those plans. We launched our payment integrity services in 2007 and have since acquired several businesses to expand our service offerings. In 2009, we began providing cost containment services for Medicare with our acquisition of IntegriGuard, LLC ("IntegriGuard"), which is now doing business as our wholly owned subsidiary HMS Federal, providing fraud, waste and abuse analytical services to the Medicare program, the Veterans Health Administration ("VHA") and the Department of Defense. In 2009 and 2010, we began providing cost containment services to large self-funded employers through our acquisitions of Verify Solutions, Inc. and Chapman Kelly, Inc. In 2011, we expanded our cost benefit services among federal, state and commercial payers with our acquisition of HealthDataInsights, Inc. ("HDI"). HDI provides improper payment identification services for government and commercial health plans, and is the Medicare Recovery Audit Contractor ("RAC") in CMS Region D, covering 17 states and three U.S. territories. In December 2012, we extended our workers' compensation recovery services to commercial health plans through our asset purchase of MedRecovery Management, LLC ("MRM").

        As of December 31, 2014, we served CMS, the VHA, 46 state Medicaid programs and the District of Columbia. We also provided services to approximately 220 commercial customers and supported their multiple lines of business, including Medicaid managed care, Medicare Advantage and group and individual health. We also served as a subcontractor for certain business outsourcing and technology firms.

        Our 2014 revenue was $443.2 million, a decrease of $48.6 million, or 9.9%, from 2013 revenue of $491.8 million, primarily as a result of the substantial decline in Medicare RAC revenue, which was partially offset by the expansion of services to our existing customers and growth through serving commercial customers.

The Healthcare Environment

        The largest government healthcare programs are Medicare, the healthcare program for aged and disabled citizens that is administered individually by CMS and Medicaid, the program that provides medical assistance to eligible low income individuals, which is also regulated by CMS, but administered by each state. For 2015, Medicare and Medicaid are projected to pay approximately 44% of the nation's healthcare expenditures and to have served over 124 million beneficiaries. Many of these beneficiaries are enrolled in managed care plans, which have the responsibility for both patient care and claim adjudication; increasingly, states are expanding their use of managed care for certain populations and geographic areas.

        By law, the Medicaid program is intended to be the payer of last resort; that is, all other available third party resources must meet their legal obligation to pay claims before the Medicaid program pays for the care of an individual enrolled in Medicaid. Under Title XIX of the Social Security Act, states are required to take all reasonable measures to ascertain the legal liability of "third parties" for healthcare services provided to Medicaid recipients. Since 1985, we have provided state Medicaid agencies with services to identify third parties with primary liability for Medicaid claims, and since 2005, we have provided similar services to Medicaid managed care plans.

        Signed into law in February 2006, the Deficit Reduction Act of 2005 (the "DRA") established a Medicaid Integrity Program to increase the government's capacity to prevent, detect and address fraud, waste and abuse in the Medicaid program. The DRA also added new entities, such as self-insured plans, Pharmacy Benefit Managers ("PBMs") and other "legally responsible" parties to the list of entities subject to the third party liability provisions of the Medicaid statute. These measures, at both the federal and state level, have strengthened our ability to identify and recover erroneous payments made by our customers.

        The Patient Protection and Affordable Care Act (the "ACA") was signed into law on March 23, 2010, and amended on March 30, 2010. Upheld by the U.S. Supreme Court in June 2012, this legislation touches almost every sector of the healthcare system, and we believe it provides us with a range of growth opportunities across a number of services. We are focused on four critical areas related to this legislation:

  •
  Medicaid Expansion

  •
  Eligibility Verification

  •
  Payment Integrity, and

  •
  Employer-Sponsored Health Coverage

        Medicaid Expansion:    States that expand their Medicaid programs in accordance with the ACA will receive federal funding for the total cost of the expansion for a period of three years, and reduced funding thereafter. By the end of 2014, more than half of the states opted to expand their Medicaid programs as provided under the ACA. According to CMS projections for national health expenditures for 2013-2023 ("CMS NHE Projections"), the number of individuals enrolled in Medicaid and the Children's Health Insurance Program ("CHIP") is expected to increase from 76 million in 2015 to 86 million in 2023, with expenditures over the same period expected to increase from $556 billion to $942 billion. As a result, we anticipate a considerable increase in the need for our cost containment services by states and the managed care organizations they use. We believe that our strong history of successful contracting with Medicaid agencies and Medicaid managed care organizations will enable us to provide value-added services to help control the costs for this expanded population.

        Eligibility Verification:    The ACA calls for increased efficiency, automation and administrative simplification in addressing program eligibility determination, both as a component of the health insurance exchange marketplaces and as a pathway to the more effective management of existing entitlement programs. Driven both by insurance marketplace requirements and by the pressures to achieve program efficiency and simplification, CMS and states are increasingly moving to implement solutions involving automation of the verification of eligibility, bringing in increased external data and analytics relating to supporting eligibility decision-making.

        Payment Integrity:    The ACA contains a number of provisions for combating fraud, waste and abuse throughout the healthcare system, including in Medicaid and Medicare. These initiatives include: (i) requiring state Medicaid agencies to contract with state Medicaid RACs and deploy programs modeled on CMS' existing Medicare RAC Program, (ii) expanding CMS' Medicare RAC Program to include Medicare Part C and D, (iii) establishing a national healthcare fraud, waste and abuse data collection program and (iv) increasing scrutiny of providers and suppliers who want to participate in Medicare, Medicaid and other federally-funded programs. In addition, the ACA allows for significant increases in funding for these and other fraud, waste and abuse efforts. We continue to expand our current partnerships with CMS, states and health plans to provide innovative ideas for increasing our support of their new payment integrity initiatives.

        Employer-Sponsored Health Coverage:    The ACA largely preserves and builds upon the existing employer-sponsored health coverage model. Though not all employers will be required to provide healthcare coverage, large employers (i.e. those with 50 or more full time equivalents) will be penalized starting in 2015 if (a) they do not offer coverage (or if they offer coverage that does not meet certain requirements) and (b) one or more of their full time employees receives a federal tax credit or cost sharing subsidy through a health insurance exchange. Employers will also be prohibited from imposing waiting periods for enrollment of more than 90 days. We believe that these requirements, coupled with the Medicaid expansion and implementation of health insurance exchanges, will result in more overlapping coverage situations and an opportunity for our employer customers and Medicaid to collaborate. We expect that we will be able to offer a range of audit services to employers of all sizes, which will be valuable as these employers extend coverage to their employees.

Principal Products and Services

        Our coordination of benefits offering to customers consists of services that draw principally upon proprietary information management and data mining techniques to assure that the right party pays a healthcare claim. Our payment integrity offering to customers also consists of a variety of services designed to assure that the billing itself is accurate and appropriate. As a result of our services, customers received billions of dollars in cash recoveries in 2014, and saved billions more through the prevention of erroneous payments.

        Our services are applicable to the federal, state and commercial health plans and address errors across the payment continuum, from an individual's enrollment in a program before any medical service is rendered, to pre-payment review of a claim by a payer, through recovery audit where discovery of an improper payment is made. Our services also address the wide spectrum of payment errors, from eligibility and coordination of benefits errors, to the identification and investigation of potential fraud, and extend to most claim types.

        In general, our range of services includes the following:

  •
  Coordination of benefits services.  We provide cost avoidance services, in which we provide validated insurance coverage information that is used by government-sponsored payers to coordinate benefits properly for incoming claims. With validated insurance information, Medicaid can avoid unnecessary costs by ensuring that it pays only after all other benefits available have been exhausted, thereby complying with federal regulations that require Medicaid to be the payer of last resort. Nevertheless, due to a variety of factors, some Medicaid claims are paid even when there is a known responsible third party. Our government-sponsored program customers rely on us to identify dollars paid in error and we also provide services to recover these amounts from the liable third party. For Medicaid agencies exclusively, we also provide estate recovery services to identify and recover Medicaid expenditures from the estates of deceased Medicaid members in accordance with state policies. Further, we provide services to assist customers in identifying other third-party insurance and recovering medical expenses where a member is involved in a casualty or tort incident.

  •
  Payment integrity services.  Our payment integrity services are designed to verify that medical services are utilized, billed and paid appropriately. Our services combine data analytics, clinical expertise and proprietary technology to identify improper payments on both a pre-payment and post-payment basis; identify and recover overpayments/underpayments; detect and prevent fraud, waste and abuse; and identify process improvements.

  •
  Eligibility verification services.  Our eligibility verification services are designed to ensure that individuals meet qualifying criteria for enrollment in a healthcare program. These services include asset and income verification, premium assistance, dependent eligibility audits and other verification solutions.

Customers

        Our customers are government health agencies, including CMS, the VHA and state Medicaid agencies; commercial health plans, including Medicaid managed care, Medicare Advantage and group and individual health lines of business; government and private employers; child support agencies; and other healthcare payers and sponsors.

        Our largest customer in 2014 accounted for 9.5%, 5.6% and 6.4% of our total revenue for the years ended December 31, 2014, 2013 and 2012, respectively. We provide services to this customer pursuant to a contract that was originally awarded in January 2008 and extends through April 2015. Our services were expanded in 2011 to designate us as the Medicaid RAC for this customer through September 2016. We are currently preparing for the reprocurement of this contract. Our failure to reprocure this contract would have a material adverse effect on our financial condition, results of operations and cash flows.

        Our second largest customer in 2014 accounted for 5.3%, 4.6% and 5.2% of our total revenue for the years ended December 31, 2014, 2013 and 2012, respectively. We provide services to this customer pursuant to a contract that expires in January 2016. Our failure to reprocure this contract would have a material adverse effect on our financial condition, results of operations and cash flows.

        Our third largest customer in 2014 accounted for 5.0%, 22.3% and 18.2% of our total revenue for the years ended December 31, 2014, 2013 and 2012, respectively. It has been our customer since 2006. Our largest contract with this customer is through HDI, under which HDI has served as the Medicare RAC for Region D since October 2008 and which, after multiple contract modifications, now provides for a term that expires December 31, 2015. Given that HDI's Medicare RAC contract with this customer is one of our largest contracts and represents a significant potential business opportunity for us, our business, financial condition, results of operations and cash flows would be adversely affected if HDI was not awarded a region, if HDI was awarded a region but on substantially different terms from HDI's current contract or if contract awards continue to be delayed. In addition, if HDI is awarded a new Medicare RAC contract, the terms of that contract may change or delay the timing of HDI's revenue recognition from timing under the current contract.

        The list of our ten largest customers changes periodically. For the years ended December 31, 2014, 2013 and 2012, our ten largest customers represented 40.1%, 47.2% and 46.9% of our total revenue, respectively. Our agreements with these customers have expiration dates between 2015 and 2018.

        We provide products and services under contracts (or sub-contracts) that contain various fee structures, including contingency fee and fixed fee arrangements. Many of our contracts have terms of three to five years, including optional renewal terms. In many instances, we provide our services pursuant to agreements that are subject to periodic reprocurements. Several of our contracts, including those with some of our largest customers, may be terminated for convenience. Because we provide our services pursuant to agreements that are open to competition from various businesses in the U.S. healthcare insurance benefit cost containment marketplace, we cannot provide assurance that our contracts, including those with our largest customers, will not be terminated for convenience or that any of these contracts will be renewed, and, if renewed, that the fee structures will be equal to those currently in effect.

Industry Trends/Opportunities

        Containing healthcare expenditures presents challenges for the government due to the number and variety of programs at the state and federal level, the government appropriations process and the rise in the cost of care and number of beneficiaries. The ACA adds increased pressure to states to cover more individuals, making cost containment a high priority.

        Government healthcare programs continue to grow. CMS has projected that Medicaid, CHIP and Medicare expenditures will increase to nearly $2.1 trillion by 2023.

        According to CMS NHE Projections, Medicare programs in 2014 covered approximately 53 million people and spent approximately $616 billion. CMS projected that at the end of 2014 Medicaid/CHIP programs covered approximately 72 million people and spent approximately $521 billion. Altogether, it is projected that the government programs we serve covered approximately 125 million people and spent nearly $1.1 trillion in 2014. We believe that enrollment in these programs will continue to increase as a result of the ACA. CMS projects that in 2017, Medicare will cover approximately 58 million people and will spend approximately $714 billion, and, Medicaid/CHIP is expected to cover approximately 82 million people and will spend approximately $644 billion.

        According to CMS NHE Projections for 2013-2023, Medicaid enrollment is projected to grow by 5.8% in 2015 and 6.7% in 2016. Total Medicaid spending is projected to increase at a rate of 6.7% in 2015 and at a rate of 8.6% in 2016. In addition, Medicare spending is projected to grow from 2.7% in 2015 to up to 7.8% in 2018. There are a number of factors that could impact these projections, including medical utilization by the new enrollees under the ACA and any legislative action taken to reduce spending.

        In response to pressures to contain the growth of state and federal Medicaid spending and to concerns about access to healthcare for low-income individuals, the use of managed care arrangements in Medicaid continues to grow. As of year-end 2014, 38 states and the District of Columbia contracted with managed care organizations to provide care to some or all of their Medicaid beneficiaries. In addition, many states have expanded the use of managed care organizations to new regions or to serve beneficiaries with more complex conditions. Of the 27 states and the District of Columbia that opted to expand Medicaid eligibility levels by the end of 2014 pursuant to the ACA, all except for three did not use Medicaid managed care organizations. The majority of new lives that have entered the Medicaid program as a result of the ACA were enrolled in managed care organizations.

        Regardless of the program, coordinating benefits among a growing number of healthcare payers and ensuring that claims are paid appropriately represents both an enormous challenge for our customers and an opportunity for us.

Competition

        The U.S. healthcare insurance benefit cost containment marketplace is a dynamic industry with a range of businesses currently able to offer all or a subset of cost containment services, both directly or indirectly (through subcontracting), to some or all of the various healthcare payers. In addition, with improvements in technology and the growth in healthcare spending, new businesses are incentivized to enter into this marketplace. Some healthcare payers also have the ability to perform some or all of these cost containment services themselves and some, in fact, choose to exercise that option. Competition is therefore robust as customers have many alternatives available to them in their effort to contain healthcare costs.

        Within our core coordination of benefits services, we compete primarily with large business outsourcing and technology firms, claims processors (including PBMs), clearinghouses, healthcare consulting firms, smaller regional vendors and other third party liability service providers; these companies include Optum, Inc., Public Consulting Group, Inc., Emdeon Inc., EDS (affiliated with Hewlett Packard Company) and ACS (affiliated with Xerox Corporation). In addition, as noted, we frequently work with customers who may elect to perform some or all of their recovery and cost avoidance functions in-house. Against these competitors, we try to compete favorably on the basis of a variety of factors, including our ability to perform a wide variety of coordination of benefits-related functions; maximize recoveries and cost avoidance; apply our in-depth government healthcare program experience, staff expertise, extensive insurance eligibility database, proprietary systems and processes; leverage our existing relationships; and sustain operations under contingency fee structures.

        The competitive environment for payment integrity services includes some of the same companies that provide coordination of benefits services, as well as other Medicare RACs (CGI Federal, Inc., Connolly and Performant Financial Corp.); other claim audit vendors (including Cognosante, Myers & Stauffer LC and PRGX Global, Inc.); fraud, waste and abuse claim edit and predictive analysis companies (such as Emdeon, Inc., Verisk Health, Inc. and LexisNexis Risk Solutions); and numerous regional utilization management companies.

Business Strategy

        Over the course of 2015, we expect to grow our business through a number of strategic objectives or initiatives that may include:

  •
  Add new customers.  We will continue to market to government healthcare payers; commercial health plans, including Medicaid managed care, Medicare Advantage and group and individual health lines of business; and private employers.

  •
  Expand scope.  We will seek to expand our role with existing customers by extending our reach to include new audit strategies, services and claim types and by providing earlier access to claim data.

  •
  Add new services.  We will continue to look for opportunities to add services closely related to cost containment through internal development and/or acquisition.

  •
  Drive organic growth.  We will seek to tap demand for our services created by the steadily increasing expenditures of government-funded healthcare, in particular in the managed care environment.

  •
  Improve the quality and effectiveness of our services.  We will continue implementing new technology and process improvements, which we expect will enable us to increase recovery yields and promote customer satisfaction.

  •
  Opportunistic growth via acquisition.  We may continue selectively seeking strategic assets to acquire in our target industries in order to further enhance our product offerings. Strategic acquisitions are a part of our growth strategy. We focus on acquisitions that have long-term growth potential, target high-growth areas and fill a strategic need in our business portfolio as we seek to provide comprehensive solutions to our customers.

Employees

        As of December 31, 2014, we had 2,296 employees, of which 2,228 were full time. Of our total employees, 230 support selling, general and administrative activities.

Financial Information About Industry Segments

        Since the beginning of the first quarter of 2007, we have been managed and operated as one business, with a single management team that reports to the chief executive officer. We do not operate separate lines of business with respect to any of our product lines. Accordingly, we do not prepare discrete financial information with respect to separate product lines or by location and do not have separately reportable segments as defined by the guidance provided by the Financial Accounting Standards Board (the "FASB").

Available Information

        We maintain a website (www.hms.com) that contains various information about our company and our services. Through our website, we make available, free of charge, access to all reports filed with the U.S. Securities and Exchange Commission (the "SEC"), including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and our Proxy Statements, as well as amendments to these reports or statements, as filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. You may also read and copy this information, for a copying fee, at the SEC's Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room. The content on any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

        We also make the following documents available on our website under the Investor Relations/Corporate Governance tabs: the Audit Committee Charter, the Compensation Committee Charter, the Nominating & Governance Committee Charter, the Compliance Committee Charter, our Code of Conduct and our Corporate Governance Guidelines. You may also obtain a copy of any of the foregoing documents, free of charge, if you submit a written request to Attention: Investor Relations, 5615 High Point Drive, Irving, TX 75038.

Corporate Information

        We are incorporated in the State of Delaware. We were originally incorporated on October 2, 2002 in the State of New York. On March 3, 2003, we adopted a holding company structure and assumed the business of our predecessor, Health Management Systems, Inc. In connection with the adoption of this structure, Health Management Systems, Inc., which began doing business in 1974, became our wholly owned subsidiary.

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

Risks Relating to Our Business

Changes in the United States healthcare environment, or in laws relating to healthcare programs and policies, and steps we take in anticipation of such changes, particularly as they relate to the ACA and the Medicare and Medicaid programs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

        The healthcare industry in the United States is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of federal, state and private healthcare organizations and agencies. In general, the ACA seeks to decrease over time the number of uninsured legal U.S. residents. Because of the ACA's strong emphasis on program integrity and cost containment, as well as provisions expanding the Medicaid-eligible population, we regard this legislation, on the whole, as creating potential new opportunities for the expansion of our business and service offerings. Until the ACA has been fully implemented, however, it will be difficult to predict its full impact and influence on future changes to Medicare policy, due not only to its complexity, but also to the wide range of other factors contributing to uncertainty of the healthcare landscape. These factors include the unpredictability of responses by states, providers, businesses and other entities to the various choices available to them under the law; the possibility that implementation of certain provisions of the legislation could still be blocked by court challenges, repealed by Congressional efforts or as a result of Supreme Court decisions or otherwise modified at the state level; and the increase in lobbying efforts from established provider organizations for further adverse changes to the Medicare RAC Program.

        In addition, under the ACA, as states seek to contain costs with an expanding Medicaid population, we expect to continue to see an increase in the migration of Medicaid lives from fee-for-service to managed care plans. While we provide services to both types of Medicaid plans, we have historically had more success in providing services to states utilizing fee-for-service plans. The transition of Medicaid lives from fee-for-service to managed care requires that we commit more resources to attaining larger amounts of business from managed care plans.

        We have made and will continue to make investments in personnel, infrastructure and product development, as well as in the overall expansion of the services that we offer in order to support existing and new customers as they implement the requirements of the ACA. However, future changes to the ACA and to the Medicare and Medicaid programs may also lower reimbursement rates, establish new payment models, increase or decrease government involvement in healthcare, decrease the Medicare RAC Program and/or otherwise change the operating environment for our customers. Our business, financial condition, results of operations and cash flows could be adversely affected if efforts to waive, modify or otherwise change the ACA, in whole or in part, are successful, if we are unable to adapt our products and services to meet changing requirements or expand service delivery into new areas, or the demand for our services is reduced as a result of healthcare organizations' reactions to changed circumstances and financial pressures.

        Healthcare organizations may react to such changed circumstances and financial pressures, including those surrounding the implementation of the ACA, by taking actions such as curtailing or deferring their retention of service providers like us, which could reduce the demand for our services and, in turn, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Healthcare spending fluctuations, simplification of the healthcare payment process or other aspects of the healthcare financing system, budgetary pressures and/or programmatic changes diminishing the scope of program benefits, or limiting payment integrity initiatives, could reduce the need for and the price of our services, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

        Our projections and expectations are premised upon consistent growth rates in spending in the Medicare and Medicaid programs, the current healthcare financing system and the need for our services within that existing framework. It is expected that enrollment in government healthcare programs will continue to grow, particularly under the ACA. There are a number of factors that could impact our projections, including medical utilization by the new enrollees under the ACA and any legislative action taken to reduce spending. Compounding this are budgetary pressures that may drive changes at the state level, including shifting lives from traditional fee-for-service plans into Medicaid managed care plans to achieve cost savings.

        Our experience in offering services that improve the ability of our customers to recover revenue that would otherwise be lost, often as a result of procedural inefficiencies and complexities, have contributed to the success of our service offerings. Although the complexities of the healthcare benefit and payment system continue to grow (due to factors such as the expansion of pay-for-performance programs), the need for our services, the price customers are willing to pay for them and/or the scope and profitability of our contracts could be negatively affected by: lower than projected growth in the Medicare and Medicaid programs; a simplification of the healthcare benefit and payment system through legislative or regulatory changes at the federal or state level (for example, legislative changes impacting the scope of mandatory audits, limiting or reducing the amount of reviewable claims and/or the look-back period for review in areas where we conduct audits); unanticipated reductions in the scope of program benefits (such as, for example, state decisions to eliminate coverage of optional Medicaid services or shifting lives into managed care plans); and/or limits placed on ongoing program integrity initiatives (for example, in February 2014, CMS announced a "pause" in operations of the Medicare RAC Program). Modifications in provider billing behavior and habits, often in response to the success of our services, could also reduce the profitability of our contracts and reduce the need for our services. Any of these factors could cause our financial projections to differ from our actual results, and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our operating results are subject to significant fluctuations due to factors including variability in the timing of when we recognize contingency fee revenue and the challenges associated with forecasting revenue for new products and services. As a result, you will not be able to rely on our operating results in any particular period as an indication of our future performance.

        Our operating results may fail to match our past or projected performance. We have experienced significant variations in our revenue between reporting periods due to the timing of periodic revenue recovery projects, the timing and delays in third party payers' claim adjudication and ultimate payment to our customers where our fees are contingent upon such collections and delays in receiving payment for our services. Our revenue and operating results have also been impacted from period to period as a result of a number of factors, including:

  •
  fluctuations in sales activity given our sales cycle of approximately six to eighteen months;

  •
  the commencement, completion or termination of contracts during any particular quarter;

  •
  expenses related to certain contracts which may be incurred in periods prior to revenue being recognized;

  •
  the timing of government contract awards;

  •
  the time required to resolve bid protests;

  •
  contract renewal discussions, which result in delayed payments for previously provided services;

  •
  technological and operational issues affecting our customers, including delays in payment receipt for previously recognized revenue due to delays in certain customers processing our findings through their systems;

  •
  adjustments to age/quality of receivables and accruals as a result of delays involving contract limitations and changes or subcontractor performance deficiencies or internal managerial decision not to pursue identified claim revenue from customers; and

  •
  regulatory changes or general economic conditions as they affect healthcare providers and payers.

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

Our ability to execute on business plans will be adversely affected if we fail to properly manage our growth.

        In recent years, our size and the scope of our business operations have expanded rapidly, and we expect that we will continue to grow and expand into new areas within the government and commercial healthcare space; however, such growth and expansion carries costs and risks that, if not properly managed, could adversely affect our business. To effectively manage our business plans, we must continue to improve our operations, while remaining competitive. We must also be flexible and responsive to our customers' needs and to changes in the political, economic and regulatory environment in which we operate. The greater size and complexity of our expanding business puts additional strain on our administrative, operational and financial resources and makes the determination of optimal resource allocation more difficult. A failure to anticipate or properly address the demands that our growth and diversification may have on our resources and existing infrastructure may result in unanticipated costs and inefficiencies and could negatively impact our ability to execute on our business plans and growth goals, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business could be adversely affected if we fail to maintain a high level of customer retention, lose a major customer or fail to reprocure a contract, or if customers elect to reduce the scope of our contracts or terminate them before their scheduled expiration dates.

        We generate a significant portion of our revenue from a limited number of large customers at the federal and state level. For the years ended December 31, 2014, 2013 and 2012, our three largest customers accounted for 19.8%, 32.5% and 29.8%, respectively, of our revenue from continuing operations.

        One of our largest customers in 2014 was CMS, primarily related to our Medicare RAC contract through our wholly owned subsidiary HDI, which after a series of contract modifications, now expires on December 31, 2015. In February 2013, CMS began the reprocurement process for the Medicare RAC Program contracts. After a protest was filed on the initial Request for Quote ("RFQ"), CMS took corrective action and, between December 2013 and January 2014, issued five new RFQs for the Medicare RAC Program contracts. HDI and one of HDI's prospective competitors protested certain terms of the new RFQs, and these protests were denied by the Government Accountability Office ("GAO") in April 2014. On April 28, 2014, HDI's prospective competitor filed a lawsuit at the U.S. Court of Federal Claims challenging the terms of the solicitations for CMS Regions 1, 2, and 4 and seeking an injunction against CMS. On August 21, 2014, the U.S. Court of Federal Claims entered judgment in favor of the GAO and HDI's prospective competitor appealed to the U.S. Court of Appeals for the Federal Circuit on August 26, 2014. On September 2, 2014, the U.S. Court of Federal Claims granted a stay that prohibited CMS from awarding contracts for Regions 1, 2, and 4 pending the outcome of the appeal.

        Under the existing Medicare RAC contracts, on February 18, 2014, CMS announced its decision to pause the operations of the current Medicare RACs establishing June 1, 2014 as the last day that RAC contractors could transmit improper payment files for processing. On August 4, 2014, CMS announced that due to the continued delay in awarding new Recovery Auditor contracts, it was initiating contract modifications to allow the Medicare RACs to restart certain reviews through December 31, 2014. CMS stated that most reviews will be done on an automated basis, but a limited number will be complex reviews of topics selected by CMS. On January 12, 2015, we entered into a new modification that extended our auditing services to CMS through December 31, 2015 and requires us to assist CMS with the appeals process through April 30, 2017.

        Given that HDI's Medicare RAC contract with CMS is one of our largest contracts and represents a significant potential business opportunity for us, if HDI is not awarded a region, or is awarded a region but on substantially different terms from HDI's current contract, or if the contract awards continue to be delayed, or if CMS imposes or implements other changes to the Medicare RAC Program that materially reduce our revenue or profitability associated with such program, then our business, financial condition, results of operations and cash flows would be materially adversely affected.

        In August 2013, CMS issued CMS Rule 1599-F Hospital Inpatient Admission Order and Certification and Two Midnight Benchmark for Inpatient Hospital Admissions for the Fiscal Year 2014 Inpatient Prospective Payment System ("IPPS")/Long-Term Care Hospital ("LTCH"). Under this final rule, CMS redefined the requirements for an inpatient stay with a new formal time-based standard. The new rule, termed the "Two Midnight Rule," states that surgical procedures, diagnostic tests and other treatments (in addition to services designated as inpatient-only), are generally appropriate for inpatient hospital admission and payment under Medicare Part A when a physician (i) expects the beneficiary to require a stay that crosses at least two midnights, and (ii) admits the beneficiary to the hospital based upon that expectation. As part of the implementation of the new rule, effective October 2013, CMS suspended the review by Medicare RACs of inpatient hospital claims paid between October 1, 2013 and September 30, 2014 for a determination of whether the inpatient hospital admission and patient status was appropriate. In connection with this audit suspension, CMS announced that it had initiated a provider education and compliance review program and stated that it would re-evaluate the retrospective review strategy after it evaluated the results of the compliance review. On April 1, 2014, the "Protecting Access to Medicare Act of 2014," was signed into law. A provision of this act further delayed the Two Midnight Rule's enforcement and RAC review of Two Midnight Rule claims until March 31, 2015.

        These reviews have historically been a significant finding for the Recovery Audit Program; as a result, the Two Midnight Rule and the suspension of these reviews by the Medicare RACs could have a material negative impact on our future revenue if HDI is awarded a new Medicare RAC Contract, depending upon, among other factors, how the Two Midnight Rule is applied by providers and the review strategies ultimately approved by CMS.

        In addition, on August 29, 2014, CMS announced it would settle with hospitals willing to withdraw inpatient status claims currently pending in the appeals process by offering to pay hospitals 68% for all eligible claims that they have billed to Medicare. Although we accrue an estimated liability for appeals based on the amount of fees that are subject to appeals, closures or other adjustments, which we estimate are probable of being returned to providers following a successful appeal, and we similarly accrue an allowance against accounts receivables related to fees yet to be collected, the impact of CMS' settlement offer to hospitals remains uncertain and our financial condition and results of operations could be adversely affected if we are required to return certain fees we have already been paid under HDI's existing Medicare RAC contract or we are unable to collect fees for audits we have already performed. There could be a material negative impact on our revenue if under the current Medicare RAC contract, HDI is unable to obtain full payments for properly provided services or is required to repay a portion of prior fees associated with the hospital settlement program or if future fees payable to HDI by CMS are reduced.

        Our success also depends on relationships we develop with our customers that enable us to understand our customers' needs and deliver solutions and services that are tailored to meet those needs. If a customer is dissatisfied with the quality of our work, or if our products, technical infrastructure or services do not comply with the provisions of our contractual agreements or applicable regulatory requirements, we could incur additional costs that may impair the profitability of a contract and damage our ability to obtain additional work from that customer, or other current or prospective customers. For example, some of our contracts contain liquidated damages provisions and financial penalties related to performance failures, which if triggered, could adversely affect our reputation, business, financial condition, results of operations and cash flows. If liquidated damages or other financial penalties are assessed against us, we may be required to disclose these damages or penalties in connection with future bids for services with other customers, which may reduce our chances of winning such procurements. Although we have liability insurance, the policy coverage and limits may not be adequate to provide protection against all potential liabilities. Under the terms of one of our contracts, we have an outstanding irrevocable letter of credit for $4.6 million, which we established against our existing revolving credit facility. If a claim is made against this letter of credit or any similar instrument that we obtain in the future, we would be required to reimburse the issuer of the letter of credit for the amount of the claim.

        From time to time, government customers may face financial pressures or pressure from stakeholders that may cause them to redefine or reduce the scope of our contracts (by, for example, significantly reducing the volume of data that we are permitted to audit) or terminate contracts for our services that may be regarded as non-essential. We also occasionally face challenges in obtaining timely or full payments for our properly provided services from customers and parties who we provide services to, despite our right to prompt and full payment under the terms of our contracts. Since several of our contracts, including those with many of our largest customers, may be terminated upon short notice for convenience, dissatisfied customers might seek to exit existing contracts prior to their scheduled expiration date and could direct future business to our competitors.

        If we lose a major customer; if we fail to maintain a high level of customer retention; if we fail to reprocure a contract; if our customers reduce the scope of our contracts or limit future contracting opportunities; or if we are exposed to significant costs, liabilities or negative publicity, our ability to compete for new contracts with current or prospective customers could be damaged and our business, financial condition, reputation, results of operations and cash flows could be materially adversely affected.

We face significant competition for our services and we expect competition to increase.

        Competition among U.S. healthcare insurance benefit cost containment service providers is increasing and we expect to encounter additional competition as new competitors enter this area as it continues to grow with advances in technology. Our current competitors include the other Medicare RACs; other claim audit vendors; fraud, waste and abuse claim edit and predictive analysis companies; primary claims processors; numerous regional utilization management companies; as well as healthcare consulting firms and other third-party liability service providers. In addition, some customers can compete by electing to perform some or all of their recovery and cost avoidance functions in-house.

        We must remain competitive with our existing business and service capabilities and develop new products and services, which will require not only that we make substantial financial and resource investments, but that we quickly respond to new or emerging technologies and to changes in customer requirements and the healthcare industry. There is also increasing sophistication in certain services and our competitors are constantly developing products and services that may become more efficient or appealing to our customers. We cannot provide assurance that our new or modified product and service innovations will be responsive to customer preferences or industry changes, or that the product development initiatives that we prioritize will yield the gains that we anticipate, if any.

        Many of the cost containment services we provide are being targeted by formidable competitors with national reputations, and their success in attracting business or winning contract bids could significantly and/or adversely affect our business. In addition, for some of the services that we provide or hope to provide, current and prospective customers could develop in-house capacities and could therefore decide not to engage us. Some of our competitors have also merged or formed business alliances with other competitors, which may affect our ability to work with potential customers. In certain cases, our competitors and potential competitors have significantly greater resources and market recognition than we have, and may be in a position to bundle services that compete with our product and services offerings, or may be able to devote greater resources to the sale of their services and to developing and implementing new and improved systems and solutions for the customers that we serve. In some areas of our business, we could face potential competition from our current or former subcontractors or teaming partners, who may use their position to establish their own relationships with our customers and seek to become prime contractors on similar work in the future. Although we attempt to protect ourselves against such conduct through the terms of our subcontracts and teaming agreements, a subcontractor or teaming partner may determine that the benefits of violating its contract with us outweigh the costs and risks.

        We cannot provide assurance that we will be able to compete successfully against existing or new competitors. In addition, we may be forced to lower our pricing or the demand for our services may decrease as a result of increased competition. Further, a failure to be responsive to our existing and potential customers' needs could hinder our ability to maintain or expand our customer base, hire and retain new employees, pursue new business opportunities, complete future acquisitions and operate our business effectively. Any inability to compete effectively could materially adversely affect our business, financial condition, results of operations and cash flows.

We must comply with laws and regulations regarding individual privacy and information security, including taking steps to ensure that our workforce, vendors, subcontractors and other business associates who obtain access to sensitive information about individuals maintain its confidentiality. Our failure, or a failure by our business associates, to comply with those laws and regulations, whether or not inadvertent, could subject us to legal actions, fines and penalties and negatively impact our reputation and operations.

        As a service provider, we often receive, process, transmit and store protected health information ("PHI") of individuals, as well as other financial, confidential and proprietary information belonging to our customers, our subsidiaries and third parties (e.g., private insurance companies, financial institutions) from which we obtain information. The use and disclosure of that information is regulated through federal and state laws and rules, which are changed frequently by legislation, regulatory issuances and/or administrative interpretation. Various state laws address the use and disclosure of individually identifiable financial and health data. Some are derived from the privacy and security provisions such as in the federal Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), and the regulations implementing these laws. HIPAA also imposes standards and requirements on our business associates (as this term is defined in the HIPAA regulations), including our subcontractors and many of our vendors.

        In January 2013, the U.S. Department of Health and Human Services issued Final Omnibus Privacy, Security, Breach Notification, and Enforcement Rules that modified and supplemented many of the standards and regulations under HIPAA and HITECH. These new rules significantly increased the risk of liability to us and our business associates and subcontractors and made more incidents of inadvertent disclosure reportable and subject to penalties. Even though we take measures to comply with all applicable regulations and to ensure our business associates and subcontractors comply with these laws, regulations and rules, we have less than complete control over our business associates' and subcontractors' actions and practices. In addition, we could also be exposed to data breach risk if there is unauthorized access to one of our or our subcontractors' secure facilities or from lost or stolen laptops, other portable media from current or former employee theft of data containing PHI, from misdirected mailings containing PHI, or other forms of administrative or operational error. If we or our subcontractors fail to comply with applicable laws; if unauthorized parties gain physical access to one of our facilities and steals or misuses confidential information; if we erroneously use or disclose data in a way that is inconsistent with our granted rights; or if such information is misdirected, lost or stolen during transmission or transport, we may suffer damage to our reputation, potential loss of existing customers and difficulty attracting new customers. We could also be exposed to, among other things, unfavorable publicity, governmental inquiry and oversight, allegations by our customers that we have not performed our contractual obligations, costs to provide notifications to affected individuals, or litigation by affected parties and possible financial obligations for damages or indemnification obligations related to the theft or misuse of such information, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

        Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personally identifiable information, along with increased customer demands for enhanced data security infrastructure, could greatly increase our cost of providing our services. See Risk Factor—"Our systems and networks may be subject to cyber security breaches and other disruptions that could compromise our information and harm our business" for additional information.

Our business depends on effective information processing systems that are compliant with current HIPAA transaction and code set standards and the integrity of the data in, and operations of, our information systems, as well as those of other entities that provide us with data or receive data from us.

        Our ability to conduct our operations and accurately report our financial results depends on the integrity of the data in our information systems and the integrity of the processes performed by those systems. These information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs, satisfy customer requests and handle our expansion and growth. Despite our testing and quality control measures, we cannot be certain that errors or system deficiencies will not be found and that remediation can be done in a timeframe that is acceptable to our customers or that customer relationships will not be impaired by the occurrence of errors or the need for remediation. In addition, implementation of upgrades and enhancements may cost more, take longer or require more testing than originally expected. Given the large amount of data we collect and manage, it is possible that hardware failures or errors or technical deficiencies in our systems could result in data loss or corruption or cause the information that we collect, utilize or disseminate to be incomplete or contain inaccuracies that our customers regard as significant.

        Through several of the services we provide, situations arise in which the accuracy of our data analysis or the content and quality of our work product is central to the disposition of claims, controversies or litigation between our customers and third parties. When such situations arise, we may be required to allocate significant resources to fulfilling our contractual obligations to provide our customers with full and complete access to records, analysis and back-up documentation of our work. Assuring our capacity to fulfill these obligations, as well as actually fulfilling such obligations, can impose significant burdens on our infrastructure for data storage, maintenance and processing, requiring us to prioritize maintenance of and access to these resources, or incur additional costs to supplement them in order to satisfy our obligations. Should the frequency or scope of situations in which customers invoke these obligations increase to a substantial degree, the resulting strain on our personnel, data storage and computing resources could negatively impact other business operations.

        Moreover, because many of the services we furnish to customers involve submitting high volumes of monetary claims to third parties (such as health insurance carriers) and processing payments from them, the efficiency and effectiveness of our own operations are to some degree dependent on the claims processing systems of these third parties and their compliance with any new transaction and code set standards. By October 1, 2015, health plans, commercial payers and healthcare providers are required to transition to the new ICD-10 coding system, which greatly expands the number and detail of diagnosis codes used for inpatient, outpatient and physician claims. The transition to the new transaction and code set standard is expensive, time-consuming and may initially result in disruptions or delays as we and other stakeholders make necessary system adjustments to be fully compliant and capable of exchanging data. In addition, we may experience delays in processing claims and therefore earning our fees if the third parties with whom we work are not in full compliance with these new standards in the required timeframe. Claims processing systems failures, incapacities or deficiencies internal to these third-parties could significantly delay or obstruct our ability to recover money for our customers, and thereby interfere with our performance under our contracts and our ability to generate revenue from those contracts in the timeframe we anticipate, which in turn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may be precluded from bidding on and/or performing certain work due to other work we currently perform.

        Various laws, regulations and administrative policies prohibit companies from performing work for government agencies in capacities that might be viewed to create an actual or perceived conflict of interest. In particular, CMS has stringent conflict of interest rules, which can limit our bidding for specific work for CMS, or for other contracts that might conflict, or be perceived by CMS to conflict, with contractual work for CMS. State governments and managed care organizations also have conflict of interest restrictions that could limit our ability to bid for certain work. Conflict of interest rules and standards change frequently, and are subject to varying interpretations and varying degrees and consistency of enforcement at the federal, state and municipal levels, and we cannot provide assurance that we will be successful in navigating these restrictions.

        The expansion and diversification of our business operations increases the potential that customers or potential customers will perceive conflicts of interest between our various subsidiaries, products, services, activities and customer relationships. Such conflicts, whether real or perceived, could result in loss of contracts or require us to divest ourselves of certain existing business in order to qualify for new contract awards. We may be required to adjust our current management and personnel structure, as well as our corporate organization and entity structure, in order to appropriately mitigate conflicts and otherwise accommodate the needs as a company that is expanding in size and complexity. Our failure to devote sufficient care, attention and resources to managing these adjustments may result in technical or administrative errors that could expose us to potential liability or adverse regulatory action. If we are prevented from expanding our business due to real or perceived conflicts of interest, our business and results of operations could be adversely affected.

System interruptions or failures could expose us to liability and harm our business.

        Our data and operation centers are essential to our business and our operations depend on our ability to maintain and protect our information systems. We attempt to mitigate the potential adverse effects of a disruption, relocation or change in operating environment; however, we cannot provide assurance that the situations we plan for and the amount of insurance coverage that we maintain will be adequate in any particular case. In addition, despite system redundancy and security measures, our systems and operations are vulnerable to damage or interruption from, among other sources:

  •
  power loss, transmission cable cuts and telecommunications failures;

  •
  damage or interruption caused by fire, earthquake and other natural disasters;

  •
  attacks by hackers or nefarious actors;

  •
  computer viruses and other malware, or software defects; and

  •
  physical break-ins, sabotage, intentional acts of vandalism, terrorist attacks and other events beyond our control.

        If we encounter a business interruption; if we fail to effectively maintain our information systems; if it takes longer than we anticipate to complete required upgrades, enhancements or integrations; or if our business continuity plans and business interruption insurance do not effectively compensate on a timely basis, we could suffer operational disruptions, disputes with customers, civil or criminal penalties, regulatory problems, increases in administrative expenses, loss of our ability to produce timely and accurate financial and other reports or other adverse consequences, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we do not successfully integrate the businesses that we acquire, we may not realize the anticipated benefits of acquisitions and our results of operations could be adversely affected.

        Historically, to achieve our strategic goals, we have made a significant number of acquisitions that have expanded the products and services we offer, provided a presence in complementary business lines, or expanded our geographic presence and/or customer base. Business acquisitions and combinations involve a number of risk factors that could affect our operations, including:

  •
  diversion of management's attention and other resources;

  •
  our ability to maintain relationships with the customers of the acquired business and further develop the acquired business;

  •
  our ability to cross-sell our services and the services of the acquired businesses to our respective customers;

  •
  compliance with regulatory requirements and avoiding potential conflicts of interest in markets that we serve;

  •
  our ability to integrate and coordinate organizations that are geographically diverse and may have different business cultures;

  •
  transition of operations, users and customers to our existing platforms or the integration of data, systems and technology platforms with ours;

  •
  our ability to retain or replace key personnel;

  •
  entry into unfamiliar markets;

  •
  assumption of unanticipated legal or financial liabilities and/or negative publicity related to prior acts by the acquired entity;

  •
  litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or third parties;

  •
  becoming significantly leveraged as a result of incurring debt to finance an acquisition;

  •
  unanticipated operating, accounting or management difficulties in connection with the acquired entities; and/or

  •
  impairment of acquired intangible assets, including goodwill, and dilution to our earnings per share.

        We intend to continue our acquisition strategy to expand and diversify our business. We cannot, however, provide assurance that we will be able to identify any potential acquisition candidates or consummate any additional acquisitions or that any future acquisitions will be successfully integrated or will be advantageous to us. Entities we acquire may not achieve the revenue and earnings we anticipate or their liabilities may exceed our expectations. We could face integration issues pertaining to the internal controls and operational functions of the acquired companies and we also could fail to realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. Customer dissatisfaction or performance problems with a particular acquired entity could materially and adversely affect our reputation as a whole. We may be unable to profitably manage entities that we have acquired or that we may acquire, or we may fail to integrate them successfully without incurring substantial expenses, delays or other problems. If we fail to successfully integrate the businesses that we acquire, we may not realize any of the benefits that we anticipate in connection with the acquisitions and that could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

We are subject to extensive government regulation and our government contracts are subject to audit and investigation rights. Any violation of the laws and regulations applicable to us or a negative audit or investigation finding could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

        Much of our business is regulated by the federal government and the states in which we operate. The laws and regulations governing our operations are generally intended to benefit and protect individual citizens, including government program beneficiaries, health plan members and providers, rather than stockholders. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations, along with the terms of our government contracts, regulate how we do business, what services we offer and how we interact with our customers, providers, other healthcare payers and the public. We are subject, on an ongoing basis, to various governmental reviews, audits and investigations to verify our compliance with our contracts and applicable laws and regulations.

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

        The expansion of our operations into new products and services may further expose us to requirements and potential liabilities under additional statutes and legislative schemes that have previously not been relevant to our business, such as banking and credit reporting statutes, that may both increase demands on our resources for compliance activities and subject us to potential penalties for noncompliance with statutory and regulatory standards. Increased involvement in analytic or audit work that can have an impact on the eligibility of individuals for medical coverage or specific benefits could increase the likelihood and incidence of our being subjected to scrutiny or legal actions by parties other than our customers, based on alleged mistakes or deficiencies in our work, with significant resulting costs and strain on our resources.

        If the government discovers improper or illegal activities in the course of audits or investigations, we may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions and debarment from doing business with the government. The risks to which we are subject, particularly under the Federal False Claims Act and similar state fraud statutes, have increased in recent years due to legislative changes that have (among other amendments) expanded the definition of a false claim to include, potentially, any unreimbursed overpayment received from, or other monetary debt owed to, a government agency. This subjects us to potential liability for a false claim, for example, where we may be overcharged for services by a subcontractor and may pass that charge on to a government customer, or where we may have a good faith disagreement with a government agency's view of whether an overpayment has occurred. If we are found to be in violation of any applicable law or regulation, or if we receive an adverse review, audit or investigation, any resulting negative publicity, penalties or sanctions could have an adverse effect on our reputation in the industry, impair our ability to compete for new contracts and have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may be a party to litigation, regulatory, or other dispute resolution proceedings. Adverse judgments or settlements in any of these proceedings could harm our business, financial condition and operating results.

        We are subject and may be a party to lawsuits and other claims that arise from time to time in the ordinary course of our business. These may include lawsuits and claims related to, for example, contracts, subcontracts, teaming agreements, protection of confidential information or trade secrets, employment of our workforce or compliance with any of a wide array of state and federal statutes, rules and regulations that pertain to different aspects of our business. We may also be required to initiate expensive litigation or other proceedings to protect our business interests. In addition, because of the payments we receive from government customers, we may be subject to unexpected inquiries, investigations, legal actions or enforcement proceedings pursuant to the False Claims Act, healthcare fraud, waste and abuse laws or similar legislation. Any investigations, settlements or adverse judgments stemming from such legal disputes or other claims may result in significant monetary damages or injunctive relief against us, as well as reputational injury that could adversely affect us. There is a risk that we will not be successful in such litigation. In addition, litigation and other legal claims are subject to inherent uncertainties and management's view of currently pending legal matters may change in the future. Those uncertainties include, but are not limited to, costs of litigation, unpredictable judicial or jury decisions and the differing laws and judicial proclivities regarding damage awards among the states in which we operate. Unexpected outcomes in such legal proceedings, or changes in management's evaluation or predictions of the likely outcomes of such proceedings (possibly resulting in changes in established reserves), could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our outstanding indebtedness could adversely affect our financial condition and our ability to operate our business, and we may not be able to generate sufficient cash flows to meet our debt service obligations.

        In December 2011, we entered into a five-year, revolving and term secured credit agreement with certain financial institutions and Citibank, N.A. as Administrative Agent in connection with our acquisition of HDI. In May 2013, we amended and restated the credit agreement and entered into a $500 million five-year revolving credit agreement ("Credit Agreement"). Under specified circumstances, the revolving credit facility under the Credit Agreement can be increased or one or more incremental term loan facilities can be added. Our obligations and any amounts due under the Credit Agreement are guaranteed by our material subsidiaries and secured by a security interest in all, or substantially all, of our and our subsidiaries' physical assets. As of December 31, 2014, the outstanding principal balance due on the revolving credit facility was $197.8 million.

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

        In addition, our ability to make payments of principal and interest on our outstanding revolving credit facility depends upon our future performance and our ability to generate cash flows. Under the terms of the Credit Agreement, we are required to comply with specified financial and operating covenants, which may limit our ability to operate our business as we otherwise might operate it. For example, our obligations may be accelerated upon the occurrence of an event of default, which includes customary events of default including, without limitation, payment defaults, failure to perform affirmative covenants, failure to refrain from actions or omissions prohibited by negative covenants, the inaccuracy of representations or warranties, cross-defaults, bankruptcy and insolvency related defaults, defaults relating to judgments, defaults due to certain ERISA related events and a change of control default. If not cured, an event of default would result in any amounts outstanding, including any accrued interest and unpaid fees, becoming immediately due and payable, which would require us to, among other things: seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our indebtedness, sell selected assets, and/or reduce or delay planned capital or operating expenditures. Such measures might not be sufficient to enable us to service our debt, and any such financing or refinancing might not be available on economically favorable terms or at all. If we are not able to generate sufficient cash flows to meet our debt service obligations or are forced to take additional measures to be able to service our indebtedness, our business and results of operations could be materially and adversely affected.

We obtain a significant portion of our business through competitive bidding in response to government requests for proposals and future contracts may not be awarded through this process on the same level and we may not re-procure certain contracts.

        In order to market our services to customers, we are often required to respond to government-issued requests for proposals ("RFPs") to compete for a contract. This requires that we accurately estimate our cost structure for servicing a proposed contract, the time required to establish operations and the likely terms of any proposals submitted by our competitors. We must also assemble and submit a large volume of information within a RFP's rigid timetable, and our ability to provide timely and complete responses to RFPs will greatly impact our business. Should any part of our business suffer a negative event, for example, a customer dispute or a government inquiry, we may be required to disclose the occurrence of that event in a RFP, which could impact our ability to win the contract at issue. We cannot provide assurance that we will continue to obtain contracts in response to government RFPs, that we will be successful in re-winning contracts after they expire, or that our proposals will result in profitable contracts. In addition, if we are unable to win particular contracts, we may be precluded from entering certain customer markets for a number of years. If we are unable to consistently win new contract awards over any extended period, our business and prospects will be adversely affected.

If we fail to accurately estimate the factors upon which we base our contract pricing, we may generate less profit than expected or incur losses on those contracts.

        Our pricing is dependent on our internal forecasts and predictions about our projects and the marketplace, which might be based on limited data and could turn out to be inaccurate. A majority of our contracts are contingency fee based. For contingency fee based offerings, we receive our fee based on recoveries received by our customers. Our ability to earn a profit on a contingency fee offering requires that we accurately estimate costs involved and outcomes likely to be achieved and assess the probability of completing multiple tasks and transactions within the contracted time period. Some of our contracts with the federal government are cost-plus or time-and-material based. Revenue on cost-plus contracts is recognized based on costs incurred plus an estimate of the negotiated fee earned. To earn a profit on these contracts, we must accurately estimate costs involved and assess the probability of achieving certain milestones within the contracted time period. If we do not accurately estimate the costs and timing for completing projects, or if we encounter increased or unexpected costs, delays, failures, liabilities or risks, including those outside of our control, our contracts could prove unprofitable for us or yield lower profit margins than anticipated. Although we believe that we have recorded adequate provisions in our financial statements for losses on our fixed-price and cost-plus contracts where applicable, as required under United States generally accepted accounting principles ("U.S. GAAP"), we cannot provide assurance that our contract loss provisions will be adequate to cover all actual future losses.

The U.S. government's determination to award a contract may be challenged by an interested party. As a result, even if we win a bid, the contract may be delayed or may never be implemented if such a challenge is successful.

        The laws and regulations governing procurements of goods and services by the U.S. government provide procedures by which other bidders and other interested parties may challenge the award of a government contract. Challenges or protests to government awards may be filed even if there are no valid legal grounds on which to base the protest. If any such protests are filed, the government agency may decide to withhold a contract award or suspend performance under the contract while the protest is being considered by the GAO or the applicable federal court, or may choose to take corrective action on its own, in each case, potentially delaying the start of the contract. If we are the original awardee of a protested contract, we could be forced to expend considerable funds to defend a potential award, while also incurring expenses to maintain our ability to timely start implementation in case the protest is resolved in our favor. It can take many months to resolve these protests, and even if it is resolved in our favor, the resulting delay in the start-up and funding of our work under the contracts may cause our actual results to differ materially and adversely from those anticipated. In the event of irregularities we perceive or learn of in the award or bidding process, we also may be forced to file protests in response to RFP awards to competitors, at significant cost to us. In addition, a contract award may be terminated or the government agency may opt to solicit new bids and award a new contract if a protest is successful or the government agency chooses not to uphold its original award. We cannot provide assurance that we will prevail if a contract we are awarded is protested or that if we protest an award we will be successful. Extended implementation delays or successful challenges of our contract awards could have a material adverse effect on our financial condition or results of operations.

We depend on many different entities to supply information and an inability to successfully manage our relationships with a number of these suppliers may harm the quality and availability of our services.

        We obtain data used in our services from many sources, including commercial insurance plans, financial institutions, managed care organizations, government entities and non-government entities. From time to time, challenges arise in managing and maintaining our relationships with entities that are not our customers and that furnish information to us pursuant to a combination of voluntary cooperation and legal obligation under laws and regulations that are often subject to differing interpretation. Our data suppliers may determine that some uses of data for our customers are not permitted by our agreements, and seek to limit or end our access and use of certain data for particular purposes or customers. They may also make errors in compiling, transmitting or accurately characterizing data, or may have technological limitations that interfere with our receipt or use of the data we are relying upon them to provide. If a number of information sources or suppliers become unable or unwilling to provide us with certain data under terms of use that are acceptable to us and our customers, or if the applicable regulatory and law enforcement regime for use and protection of this data changes in a way that imposes unacceptable or unreasonable conditions or risks on us or disincentivizes our suppliers to continue to provide us with data, we cannot provide assurance that we will be able to obtain new agreements with alternative data suppliers on terms favorable to us, or at all. If we lose our data sources or access to certain data; are unable to identify and reach the requisite agreements with suitable alternative suppliers and integrate these data sources into our service offerings; or there is a lack of integrity of data that our suppliers provide, we could experience service disruptions, increased costs, reduced quality of our services and/or performance penalties under our customer contracts, which could have an adverse effect on our business, financial condition, results of operations or cash flows.

We may rely on subcontractors and partners to provide customers with a single-source solution or we may serve as a subcontractor to a third party prime contractor.

        From time to time, we may engage subcontractors, teaming partners or other third parties to provide our customers with a single-source solution for a broader range of service needs. Similarly, we are and may in the future be engaged as a subcontractor to a third party prime contractor. Subcontracting arrangements pose unique risks to us because we do not have control over the customer relationship, and our ability to generate revenue under the subcontract is dependent on the prime contractor, its performance and relationship with the customer and its relationship with us. While we believe that we perform appropriate due diligence on our prime contractors, subcontractors and teaming partners and that we take adequate measures to ensure that they comply with the appropriate laws and regulations, we cannot guarantee that those parties will comply with the terms set forth in their agreements with us (or in the case of a prime contractor, their agreement with the customer), or that they will be reasonable in construing their contractual rights and obligations, always act appropriately in dealing with us or customers, provide adequate service, or remain in compliance with the relevant laws, rules or regulations. We may have disputes with our prime contractors, subcontractors, teaming partners or other third parties arising from the quality and timeliness of work being performed, customer concerns, contractual interpretations or other matters. Performance deficiencies or misconduct by our prime contractors or subcontractors or perceived performance deficiencies by us could result in a contract termination and/or could adversely affect our customer relationships and reputation. We may be exposed to liability if we lose or terminate a subcontractor or teaming partner due to a dispute, and subsequently have difficulty engaging an appropriate replacement or otherwise performing their functions in-house, such that we fail to fulfill our contractual obligations to our customer. In the event a prime contract, under which we serve as a subcontractor, is terminated, whether for non-performance by the prime contractor or otherwise, then our subcontract will similarly terminate and we could face contractual liability and the resulting contract loss could adversely affect our business, financial condition, results of operations and cash flows.

We use software vendors, utility providers and network providers in our business and could be materially adversely affected if they cannot deliver or perform as expected or if our relationships with them are terminated or otherwise change.

        Our ability to service our customers and deliver and implement solutions requires that we work with certain third party providers, including software vendors, utility and network providers and depends on such third parties meeting our expectations in both timeliness and quality. Our business could be materially and adversely affected and we might incur significant additional liabilities if the services provided by these third party providers do not meet our expectations, or if they terminate or refuse to renew their relationships with us, or if they were to offer their products to us in the future on less advantageous terms. In addition, while there are backup systems in many of our operating facilities, an extended outage of utility or network services supplied by these vendors or providers may have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we are unable to protect our intellectual property rights the value of our products and services may be diminished and our business may be adversely affected.

        Our success as a company depends in part upon our ability to protect our core technology and intellectual property. Our expanding operations and efforts to develop new products and services also make protection of our intellectual property more critical. The steps we have taken to deter misappropriation of intellectual property may be insufficient to protect our proprietary information. From time to time, competitors have attempted to use state open records and/or federal Freedom of Information Act laws to obtain our proposal responses. We cannot be certain that our efforts to protect these confidential and proprietary elements will always be successful, due to the many factors that go into the various state and federal decisions to release information (even in spite of our objections and responses). In addition, misappropriation of our intellectual property by third parties, or any disclosure or dissemination of our business intelligence, queries, algorithms and other similar information by any means, could undermine any competitive advantage we currently derive or may derive. On the other hand, third parties may claim that we are infringing upon or misappropriating their intellectual property. Our exposure to risks related to the use of intellectual property may also increase as a result of acquisitions since third parties may make infringement and similar or related claims after we have acquired technology. Any of these situations could result in our expending significant time and incurring expense to defend ourselves or to enforce our intellectual property rights and could result in our being prevented from furnishing certain products and services. Although we have taken measures to protect our proprietary rights, we cannot provide assurance that others will not compete with our business by offering products or concepts that are substantially similar to ours. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties or our employees, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our products and services, which could have an adverse effect on our business, financial condition, results of operations and cash flows.

Our systems and networks may be subject to cyber security breaches and other disruptions that could compromise our information and harm our business.

        In the ordinary course of our business, we rely heavily upon our technology systems and networks to input, maintain and communicate the confidential and proprietary data we receive on behalf of our customers. The secure processing and maintenance of this information is critical to our operations and business strategy. Our security measures could be compromised and, as a result, our data, customers' data, information technology or infrastructure could be accessed improperly, made unavailable, improperly modified, corrupted by computer hackers, computer viruses or other malicious software programs that could attack our services or breached due to employee error or malfeasance, all of which could create system disruptions and cause shutdowns or denials of service. This is also true for third-party products or services that we use. In addition, subcontractors, teaming partners or other third party vendors that receive or utilize confidential information on our behalf may become subject to a security breach, which may result in unauthorized access to such third-party's information systems and/or our customers' protected information. The occurrence of any of these events could cause our services to be perceived as vulnerable, cause our customers to lose confidence in our services, negatively affect our ability to attract new customers, cause existing customers to terminate or not renew our services and damage our reputation, all of which could reduce our revenue, increase our expenses and expose us to legal claims and regulatory actions. Similarly, if our internal networks are compromised, we could be adversely affected by the loss of proprietary, trade secret or confidential technical and financial data. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. We could be forced to expend significant resources in response to a cyber-security breach, including repairing system damage, increasing cyber security protection costs by deploying additional personnel and protection technologies, paying regulatory fines and litigating and resolving legal claims and regulatory actions, all of which could increase our expenses, divert the attention of our management and key personnel away from our business operations and adversely affect our results of operations.

The federal government or a state may limit or prohibit the outsourcing of certain programs or functions, or may refuse to grant consents and/or waivers necessary to permit private entities, such as us, to perform certain elements of government programs or functions, or there may be other state or federal limitations on our outsourcing of work or our vendor use that obstruct cost-effective performance of our contracts.

        The federal government or a state could limit or prohibit private contractors like us from operating or performing elements of certain government functions or programs. State or local governments could be required to operate such programs with government employees as a condition of receiving federal funding. Moreover, under current law, in order to privatize certain functions of government programs, the federal government must grant a consent and/or waiver to the petitioning state or local agency. If the federal government does not grant a necessary consent or waiver, the state or local agency will be unable to outsource that function to a private entity. Such a situation could eliminate a contracting opportunity or reduce the value of an existing contract.

        Similarly, other state or federal limitations on outsourcing certain types of work to vendors that supplement our own workforce could make it more difficult for us to fulfill our contracts in a cost-effective manner. Certain segments of our operations use or involve vendor or subcontractor personnel located outside of the United States, who may (under carefully controlled circumstances) access certain PHI in the course of assisting us with various elements of the services we provide to our customers. There is, however, increasing pressure from an expanding number of sources to prohibit the use of off-shore labor, particularly on government contracts. The federal government and a number of states have considered laws and/or issued rules and orders that would limit, restrict or wholly prohibit the use of off-shore labor in performance of government contracts, or impose sanctions for the use of such resources. Some of our customers have already chosen to contractually limit or restrict our ability to use off-shore resources. Intensified restrictions of this type or associated penalties could raise our costs of doing business, expose us to unexpected fines or penalties, increase the prices we must charge to customers to realize a profit and eliminate or significantly reduce the value of existing contracts or potential contract opportunities, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.

        We are a United States-based company subject to various federal, state and local tax laws and regulations in multiple U.S. jurisdictions that govern numerous aspects of our business.

        Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned and taxed, by changes in, or our interpretation of, tax rules and regulations in the jurisdictions in which we do business, by increases in expenses not deductible for tax purposes including impairments of goodwill, by changes in U.S. GAAP or by changes in the valuation of our deferred tax assets and liabilities.

        In addition, we are subject to the continual examination of our income tax returns by the U.S. Internal Revenue Service ("IRS") and other domestic tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result. There can be no assurance that the final determination of any of these examinations will not have an adverse effect on our financial condition, results of operations and cash flows.

We may not be able to realize the entire book value of goodwill and other intangible assets from acquisitions.

        As of December 31, 2014, we have $361.5 million of goodwill and $74.6 million of net intangible assets. We assess goodwill and other intangible assets at least annually for impairment in the second quarter of each year, or more frequently if certain events or circumstances warrant. In the event that the book value of goodwill is impaired, any such impairment would be charged to earnings in the period of impairment. We cannot provide assurance that future impairment of goodwill will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our success may depend on the continued service and availability of key personnel and we may be unable to attract and retain sufficient qualified personnel to properly operate our business.

        Our success and future growth is dependent upon the ability of our executive officers and our senior managers to generate business and execute on our business plans successfully. We have experienced executive turnover in the past year and have hired and promoted a number of new executive officers. We may face challenges in effectively managing our operations as they learn about our company and business and develop working relationships with our other executive officers and their staff. Our ability to execute on our business plans will be impacted if our management team cannot work together effectively, or if other members of our senior management team resign.

        In addition, our success requires that we attract, develop, motivate and retain experienced and innovative executive officers, senior managers who have successfully managed or designed government services programs or who have relevant experience in other sectors of the data management or healthcare industry and information technology professionals who have designed or implemented complex information technology projects. Innovative, experienced and technologically proficient individuals are in great demand and are likely to remain a limited resource. We cannot provide assurance that we will be able to continue to attract and retain the most capable and desirable executive officers and senior managers. We may incur increased expenses in connection with the hiring, promotion or replacement of any of these key individuals. The loss of the services of one or more of our key employees or the loss of significant numbers of senior managers or information technology professionals could adversely affect our business, financial condition, results of operations and cash flows.

Our ability to execute on contracts is dependent on our ability to attract and retain qualified employees.

        Our delivery of services is labor-intensive. When we are awarded a contract, we must quickly hire project leaders, case management staff and other personnel with the specific qualifications required by our contracts. The additional staff also creates a concurrent demand for increased administrative personnel. Our ability to maintain our productivity and profitability is limited by our ability to recruit, employ, train and retain the skilled personnel necessary to fulfill our contractual requirements. The success of recruitment and retention strategy depends on a number of factors, including the competitive demands for employees having the skills we need and the level of compensation required to hire and retain such employees. We cannot provide assurance that we will be able to recruit the appropriate personnel in the timeframe required to fulfill our contractual obligations, we will be successful in maintaining the personnel necessary to efficiently operate and support our business, or if our recruitment and retention strategies are successful, our labor costs will not increase significantly. Our inability to hire sufficient personnel on a timely basis and without significantly increasing our labor costs could adversely affect our business, financial condition, results of operations and cash flows.

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

        For policies under which we are responsible for losses, we record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances. Our significant growth rate could affect the accuracy of estimates based on historical experience. Should a greater amount of claims occur compared to what was estimated or medical costs increase beyond what was expected, our accrued liabilities might not be sufficient and we may be required to record additional expense. Unanticipated changes may also produce materially different amounts of expense than reported under these programs, which could adversely affect our financial condition, results of operations and cash flows.

Risks Related to Our Common Stock

The market price of our common stock may be volatile.

        The market price of our common stock has fluctuated widely and may continue to do so. During the 52-week period ended February 20, 2015, the closing price of our common stock on the NASDAQ Global Select market ranged from a high of $23.23 per share, to a low of $15.74 per share. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. Some of these factors are:

  •
  actual or anticipated variations in our results of operations;

  •
  the gain or loss of significant contracts or the changes in the contingency fee rates or other significant terms of our business arrangements with our significant customers;

  •
  delays in our development and introduction of new services;

  •
  changes in government policies or regulations;

  •
  delays by government agencies of the awarding of contracts, including the impact of any protests or lawsuits filed in connection with the award of any such contracts;

  •
  developments in our relationships with current or future customers and suppliers;

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

        In addition, the stock market often experiences significant price and volume fluctuations. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company's stock drops significantly, stockholders may institute securities class action litigation against that company. Any litigation against us could cause us to incur substantial costs, divert the time and attention of our management and other resources or otherwise harm our business.

Certain provisions of our certificate of incorporation could discourage unsolicited takeover attempts, which could depress the market price of our common stock.

        Our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of "blank check" preferred stock with such designations, rights and preferences as may be determined by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights, that could adversely affect the voting power or other rights of holders of our common stock. In the event of issuance, preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying, or preventing a change in control. Although we have no present intention to issue any shares of preferred stock, we cannot provide assurance that we will not do so in the future. In addition, our bylaws provide for a classified Board of Directors, which could also have the effect of discouraging a change of control.

Because we do not intend to pay dividends, you will benefit from an investment in our common stock only if it appreciates in value.

        We have paid no cash dividends on any of our capital stock to date and currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future. The success of your investment in our common stock will likely depend entirely upon any future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which you purchased your shares.

Failure to maintain adequate internal controls may affect our ability to timely or accurately report our financial results.

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. If we identify and are unable to remediate material weaknesses or significant deficiencies in our internal control, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and NASDAQ, we could face severe consequences from those authorities. Either case may result in a material adverse effect on our business. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        In June 2010, we purchased the 223,000 square foot office building in Irving, Texas that serves as our corporate headquarters and as the primary center for our operational activities. In addition, in February 2014, we entered into a lease agreement for 63,922 square feet of office space in Las Vegas, Nevada. As of December 31, 2014, we leased approximately 272,000 square feet of office space in 30 other locations throughout the United States, the leases for which have expiration dates later in 2015 and through 2024. See Note 14—"Commitments and Contingencies" in our Notes to the Consolidated Financial Statements in Item 8. Consolidated Financial Statements and Supplementary Data for additional information about our lease commitments. In general, we believe our facilities are suitable to meet our current and reasonably anticipated future needs.

Item 3.    Legal Proceedings.

        From time to time, we may be subject to investigations, legal proceedings and other disputes arising in the ordinary course of our business, including but not limited to regulatory audits, billing and contractual disputes and employment-related matters.

        Our contractual relationships, including those with federal and state government entities, subject our operations, billing and business practices to scrutiny and audit, including by multiple agencies and levels of government, as well as to frequent transitions and changes in the personnel responsible for oversight of our contractual performance. From time to time, we may have contractual disputes with our customers arising from differing interpretations of contractual provisions that define our rights, obligations, scope of work or terms of payment, and with associated claims of liability for inaccurate or improper billing for reimbursement of contract fees, or for sanctions or damages for alleged performance deficiencies. Resolution of such disputes may involve litigation or may require that we accept some amount of loss or liability in order to avoid customer abrasion, negative marketplace perceptions and other disadvantageous results that could affect our business, financial condition, results of operations and cash flows.

        Kern Health Systems:    In August 2011, in the Superior Court of the State of California, County of Los Angeles, Kern Health Systems ("KHS" or "Plaintiff") sought to recover in excess of $7.0 million exclusive of interest, attorney fees and costs, against Allied Management Group Special Investigation Unit, Inc. ("AMG"), Dennis Demetre, and Lori Lewis (collectively, "Defendants"), jointly and severally, on causes of action for breach of contract, professional negligence, intentional misrepresentation, negligent misrepresentation and unfair business practices under the California Business and Professions Code. On June 9, 2014, the jury issued its verdict in favor of all Defendants, and against KHS, on all causes of action except negligent misrepresentation. On that cause of action, the jury issued a verdict against all Defendants, jointly and severally, in the sum of $1.38 million. The negligent misrepresentation verdict was based on representations to KHS allegedly made by AMG and former owner Dennis Demetre in the spring of 2008, prior to our acquisition of AMG. We believe that the jury erroneously awarded damages based on an error inasmuch as the jury unanimously found that Defendants (through Demetre) made the negligent misrepresentation to KHS while having reasonable grounds for believing the representation to be true. Based on the jury's verdict, we believe we are properly characterized as the prevailing party on the breach of contract claim. AMG has filed an appeal of the verdict and is seeking to recover its attorney fees and costs in the sum of approximately $2.3 million. We have not recorded an obligation on this matter at this time, as we have appealed this decision and believe it is probable that we will prevail on the appeal of this matter, although there are risks and uncertainties related to any litigation, including appeals, and neither we nor our counsel can assure litigation results. Pending the appeal process, we were required to obtain a surety bond in the amount of 150% of the final judgment amount, or approximately $2.2 million, which was collateralized by a cash deposit and is reflected in Other current assets on our audited Consolidated Balance Sheet at December 31, 2014.

        Dennis Demetre and Lori Lewis:    In July 2012, two of AMG's former owners, Dennis Demetre and Lori Lewis filed an action in the Supreme Court of the State of New York, claiming an undetermined amount of damages alleging that various actions unlawfully deprived Demetre and Lewis of the acquisition earn-out portion of the purchase price of AMG under the applicable Stock Purchase Agreement (the "SPA") and that we had breached certain contractual provisions under the SPA. Demetre and Lewis filed a second amended complaint with two causes of action for breach of contract. We filed a counter claim for breach of contract arising out of Demetre's and Lewis's failure to indemnify us for costs, including attorney fees arising out of our defense of the KHS action described above and for fraud arising out of Demetre's and Lewis's misrepresentations concerning capabilities of their software platform. We believe we have a meritorious defense and will continue to defend this matter vigorously, although there are risks and uncertainties related to any litigation.

        Restrictive Covenants and Trade Secret Actions in Texas and New York:    We are the plaintiff in lawsuits filed in August 2014, entitled HMS Holdings Corp., et al. v. Public Consulting Group, Inc., James Gambino, and Jason Ramos, in the District Court of Dallas County, Texas, Cause No. DC-14-09047 (the "Texas Action"), and HMS Holdings Corp., et al. v. Matthew Arendt, Sean Curtin, and Danielle Lange, in New York State Supreme Court, Albany County, Index No. A00754/2014 (the "New York Action"). These suits allege that, in violation of their respective contractual, statutory and common law obligations to us, defendant Public Consulting Group, Inc. and defendant former HMS employees Gambino, Ramos, Arendt, Curtin, and Lange, unlawfully misappropriated our confidential, proprietary and trade secret information, as well as our employee and customer relationships. The lawsuits seek damages and injunctive relief and assert causes of action including breach of contract, breach of fiduciary duty and misappropriation of trade secrets. At the Texas Court's direction, an agreed temporary restraining order was entered, under which, inter alia, the defendants are prohibited from using our confidential information, and must return any of our information. Both the Texas and New York matters are currently in the discovery phase.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock is included in the NASDAQ Global Select Market, under the symbol HMSY. The table below summarizes the market closing high and low sales prices per share for our common stock for the periods indicated, as reported on the NASDAQ Global Select Market.

	High	Low
Year ended December 31, 2014
Quarter ended December 31, 2014	$23.23	$18.39
Quarter ended September 30, 2014	$23.00	$18.41
Quarter ended June 30, 2014	$20.41	$15.74
Quarter ended March 31, 2014	$26.05	$18.89
Year ended December 31, 2013
Quarter ended December 31, 2013	$23.60	$17.39
Quarter ended September 30, 2013	$26.77	$21.43
Quarter ended June 30, 2013	$28.13	$21.89
Quarter ended March 31, 2013	$31.93	$25.53

Holders

        As of the close of business on February 12, 2014, there were 343 holders of record of our common stock.

Dividends

        We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Our current intention is to retain earnings to support the future growth of our business.

        In addition, our Credit Agreement restricts our ability to make certain payments or distributions with respect to our capital stock, including cash dividends to our stockholders. These restrictions are described in more detail in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, under "Liquidity and Capital Resources" and in Note 8—"Credit Agreement", in our Notes to the Consolidated Financial Statements under Item 8. Consolidated Financial Statements and Supplementary Data.

Comparative Stock Performance Graph

        The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholder returns of the NASDAQ Composite Index, the NASDAQ Computer and Data Processing Index and the NASDAQ Health Services Index assuming an investment of $100 on December 31, 2009 and the reinvestment of dividends through fiscal year ended December 31, 2014.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among HMS Holdings Corp., the NASDAQ Composite Index,
the NASDAQ Computer & Data Processing Index, and the NASDAQ Health Services Index

*
$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
HMS Holdings Corp	$100.00	$133.03	$197.04	$159.70	$139.86	$130.25
NASDAQ Composite	$100.00	$117.61	$118.70	$139.00	$196.83	$223.74
NASDAQ Computer & Data Processing	$100.00	$106.82	$107.70	$115.65	$176.58	$202.04
NASDAQ Health Services	$100.00	$100.48	$82.48	$93.99	$134.74	$161.37

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

Item 6.    Selected Financial Data.

        The following table sets forth selected consolidated financial data at and for each of the five fiscal years in the period ended December 31, 2014. It should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Annual Report and the Consolidated Financial Statements and Supplementary Data thereto, included in Item 8 of this Annual Report.

	Year ended December 31,
	2014	2013	2012	2011	2010
Statement of Operations Data
(in thousands, except per share data)
Revenue	$443,225	$491,762	$473,696	$363,826	$302,867
Total operating expenses	409,021	414,584	374,184	282,955	236,123

Operating income	34,204	77,178	99,512	80,871	66,744
Interest expense	(7,931)	(12,460)	(16,561)	(605)	(94)
Interest income	57	71	12	65	94
Other income, net	—	801	382	632	(69)

Income before income taxes	26,330	65,590	83,345	80,963	66,675
Income taxes	12,383	25,593	32,829	33,178	26,583

Net income and comprehensive income	$13,947	$39,997	$50,516	$47,785	$40,092

Net Income Per Common Share
Basic income per common share:
Net income per common share—basic	$0.16	$0.46	$0.59	$0.56	$0.49

Diluted income per common share:
Net income per common share—diluted	$0.16	$0.45	$0.57	$0.55	$0.47

Weighted average shares:
Basic	87,673	87,598	86,204	84,588	81,762

Diluted	88,164	88,344	88,365	87,444	85,375

	Year ended December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data
(in thousands)
Cash and cash equivalents	$133,116	$93,366	$135,227	$97,003	$94,836
Working capital	$226,271	$199,069	$205,537	$169,862	$147,546
Total assets	$880,988	$878,602	$926,052	$869,331	$352,905
Revolving credit facility	$197,796	$232,796	$—	$—	$—
Term loan, less current portion	$—	$—	$297,500	$332,500	$—
Total stockholders' equity	$533,090	$502,439	$462,874	$391,237	$307,638

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        We begin Management's Discussion and Analysis of Financial Condition and Results of Operations with a business overview discussion. We then present the critical accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results followed by a discussion of our results of operations. We provide an analysis of our liquidity and capital resources, including discussions of our sources of capital, cash flows and financial commitments, and present the effects of recent accounting pronouncements.

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with the other sections of this Annual Report, including the disclaimer regarding forward-looking statements appearing prior to Part I, Item 1, the Risk Factors appearing in Part I, Item 1A and the Consolidated Financial Statements and Supplemental Data thereto appearing in Part II, Item 8. Historical results set forth in Part II, Item 6 Selected Financial Data, Item 7 and Item 8 of this Annual Report should not be taken as necessarily indicative of our future operations.

Business Overview

        We are managed and operate as one business, with a single management team that reports to the Chief Executive Officer. We do not operate separate lines of business with respect to any of our product lines. We operate in the U.S. healthcare insurance benefit cost containment marketplace. We provide coordination of benefits services to government and private healthcare payers and sponsors to ensure that the responsible party pays healthcare claims. Our payment integrity services ensure that healthcare claims billed are accurate and appropriate. Together, these various services help customers recover amounts from liable third parties; prevent future improper payments; reduce fraud, waste and abuse; and ensure regulatory compliance.

        As of December 31, 2014, we served CMS, the VHA, 46 state Medicaid programs and the District of Columbia. We also provided services to approximately 220 commercial customers and supported their multiple lines of business, including Medicaid managed care, Medicare Advantage and group and individual health. We also served as a subcontractor for certain business outsourcing and technology firms.

  2014 Highlights and Year in Review

        Total revenue was $443.2 million for the year ended December 31, 2014, a decrease of $48.6 million compared to total revenue of $491.8 million for the year ended December 31, 2013. This decrease was primarily a result of the substantial decline in revenue from HDI's Medicare RAC contract, which was partially offset by the expansion of services to our existing customers and growth through serving commercial customers. In addition, our state government customers continue their use of our services for coordination of benefits and other cost containment functions and we have been able to increase our revenue through these initiatives. Revenue excluding our Medicare RAC business for the year ended December 31, 2014 was $421.2 million, an increase of $37.4 million, or 9.8%, compared to prior year revenue excluding Medicare RAC of $383.8 million.

        Our business was impacted by a number of key factors in 2014, including legislative changes, the growth in Medicaid and Medicare enrollment and spending, successes in our commercial sales program, the reduction in Medicare RAC revenue and the changes in our customer concentration.

  Healthcare Environment

        In March 2010, the ACA was signed into law and in June 2012, the U.S. Supreme Court upheld the constitutionality of the ACA, ruling that the federal government could not condition continued receipt of a state's existing Medicaid funding on its agreement to implement the Medicaid expansion. As of December 2014, 27 states and the District of Columbia have committed to expanding their Medicaid programs and/or have begun to implement Medicaid expansion. Based on CMS NHE Projections for 2013-2023, in 2014,

Medicare programs covered approximately 53 million people and Medicaid/CHIP programs covered approximately 72 million people.

        As enrollment in these government healthcare programs continues to grow under the ACA, there is increased pressure on states to contain the growth of state and federal Medicaid spending and to provide more access to healthcare for low-income individuals. According to the CMS NHE Projections for 2013-2023, Medicare programs spent approximately $616 billion in 2014, an increase of $25 billion compared to the amount spent in 2013, which CMS estimated was approximately $591 billion. In 2014, Medicaid/CHIP programs spent approximately $521 billion, an increase of $58 billion compared to the amount spent in 2013, which CMS estimated was approximately $463 billion. In response to the budgetary pressure facing the states and the rising cost of care and the number of beneficiaries, the use of managed care arrangements in Medicaid continues to grow. In addition, states are expanding the use of managed care organizations to new regions within the state or are using managed care arrangements to serve beneficiaries with more complex conditions. As such, a majority of new lives entering the Medicaid program under the ACA were enrolled in managed care organizations during 2014.

        Another result of the ACA is the increasing complexity in determining eligibility, as well as the shifting of members from Medicaid government premium subsidies through the exchange and potentially back to Medicaid due to changes in income.

  Customer Concentration

        For the year ended December 31, 2014, our commercial sales were $170.9 million, an increase of $21.8 million, or 14.6%, from $149.1 million in 2013. This increase was driven by the number of new members we added to our commercial customer base and our sales of additional products to existing commercial customers. In addition, for the year ended December 31, 2014, our government sales were $225.8 million, an increase of $18.4 million, or 8.9%, from $ 207.4 million in 2013. Our non-Medicare RAC federal and other sales for the year ended December 31, 2014 were $24.5 million, a decrease of $2.7 million, or 9.9%, from $27.2 million in 2013.

        One of our largest customers in 2014 was CMS. Our largest contract with CMS is HDI's Medicare RAC Contract, which after multiple contract modifications, now provides for a term that expires on December 31, 2015. For the year ended December 31, 2014, revenue recognized under this agreement was $22.0 million, a decrease of $86.0 million from the prior year revenue of $108.0 million. This decrease is due to the delay of new contract awards under the Medicare RAC Program and the suspension of inpatient hospital claim reviews under the Two Midnight Rule. See the Risk Factor—"Our business could be adversely affected if we fail to maintain a high level of customer retention, lose a major customer or fail to reprocure a contract, or if customers elect to reduce the scope of our contracts or terminate them before their scheduled expiration dates" for additional information.

  Outlook

        To date, we have grown our business through the internal development of new services and through acquisitions of businesses whose core services strengthen our overall mission to help our customers control healthcare costs. Our largest growth during 2014 was with commercial customers and we expect the commercial healthcare space to present the greatest opportunity for growth in the year ahead, particularly with the ongoing expansion of Medicaid and Medicare managed care (Medicare Advantage). We plan to continue our business growth by leveraging our expertise to add new customers at the state, federal and employer levels and by expanding our current contracts to provide new services to existing customers. Our goal is to develop and build on existing partnerships with our state, federal and commercial customers and our other partners to provide services that address their business needs. We also expect to improve our margins by increasing yield from our current products by increasing our operating efficiency.

Critical Accounting Policies

        Revenue Recognition:    We provide products and services under contracts that contain various fee structures, including contingency fee and fixed fee arrangements. We recognize revenue when a contract exists, products or services have been provided to the customer, the fee is fixed and determinable, and collectability is reasonably assured. In addition, we have contracts with the federal government which are generally cost-plus or time and material based. Revenue on cost-plus contracts is recognized based on costs incurred plus an estimate of the negotiated fee earned. Revenue on time and materials contracts is recognized based on hours worked and expenses incurred.

        Under our Medicare RAC contract with CMS, our Medicaid RAC contracts with various states, and similar contracts for commercial customers, we recognize revenue when claims are sent to the customer for offset against future claims payments. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of the customer. We accrue an estimated liability for appeals based on the amount of fees that are subject to appeals, closures or other adjustments and which we estimate are probable of being returned to providers following a successful appeal. This estimated liability for appeals is an offset to revenue in our Consolidated Statements of Comprehensive Income. Our estimates are based on our historical experience with appeals. The estimated liability for appeals of $36.8 million at December 31, 2014, and $41.9 million as of December 31, 2013, represents our estimate of the potential amount of repayments related to appeals of claims, closures and other adjustments for which fees were previously collected. This is reflected as a separate line item in the current liabilities section of our balance sheet titled "Estimated liability for appeals." To the extent the amount to be returned to providers following a successful appeal, closure or other adjustment exceeds the amount accrued, revenue in the applicable period would be reduced by the amount of the excess.

        As of December 31, 2014, we have accrued an estimated liability for appeals and estimated allowance for appeals based on our historical experience with this activity under our customers' contracts. At this time, we do not believe that we face a risk of significant loss in excess of the amounts accrued. Accordingly, we believe that an estimate of any possible loss in excess of the amounts accrued is immaterial. Any future changes to any of our customer contracts, including further modifications to the transition plan for incumbent Medicare recovery audit contractors, may require us to apply different assumptions that could affect our estimated liability for future periods. We similarly accrue an allowance against accounts receivable related to fees yet to be collected, based on the same estimates used to establish the estimated liability for appeals of fees received. Our inability to correctly estimate the estimated liabilities and allowance against accounts receivable could adversely affect our revenue in future periods.

        When contracts have multiple deliverables, we evaluate these deliverables at the inception of each contract and as each item is delivered. As part of this evaluation, we (i) consider whether a delivered item has value to a customer on a standalone basis; (ii) use the vendor specific objective evidence ("VSOE") of selling price or third party estimate ("TPE") of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use best estimated selling price for that deliverable; and (iii) allocate revenue to each non-contingent element based upon the relative selling price of each element. Revenue allocated to each element is then recognized when the above four basic revenue recognition criteria are met for each element. Arrangements, including implementation and transaction related revenue, are accounted for as a single unit of accounting. Since implementation services do not carry a standalone value, the revenue relating to these services is recognized over the term of the customer contract to which it relates.

        In addition, some of our contracts may include customer acceptance provisions. Formal customer sign-off is not always necessary to recognize revenue, provided we objectively demonstrate that the criteria specified in the acceptance provision are satisfied. Due to the range of products and services that we provide and the differing fee structures associated with each type of contract, we may recognize revenue in irregular increments.

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

  •
  Amortization of intangible assets:  Amortization cost of acquisition related software and intangible assets.

  •
  Selling, general and administrative:  Costs related to general management, marketing and administration activities including stock-based compensation expense.

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

        Valuation of Goodwill:    Goodwill, representing the excess of acquisition costs over the fair value of assets and liabilities of acquired businesses, is subject to a periodic assessment for impairment in accordance with Accounting Standards Codification ("ASC") 350—Intangibles, Goodwill and Other. We assess goodwill for impairment on an annual basis as of June 30 of each year or more frequently if an event occurs or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our assessment of goodwill impairment is at the HMS Holdings Corp. entity level as we operate as a single reporting unit.

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

        In the current year, we performed a qualitative assessment to determine if an impairment is more likely than not to have occurred and there was no impairment of goodwill identified.

        There are no impairment charges related to goodwill for any of the fiscal periods presented.

        Estimating valuation allowances and accrued liabilities, such as bad debt:    The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reported period. In particular, management must make estimates of the probability of collecting our accounts receivable. When evaluating the adequacy of the allowance for doubtful accounts, management reviews our accounts receivable based on an analysis of historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. As of December 31, 2014 and 2013, the accounts receivable balance was $157.1 million and $171.7 million, respectively, net of allowance for doubtful accounts of $1.9 million and $0.9 million, respectively and estimated allowance for appeals, closures and other adjustments of $4.8 million and $13.9 million, respectively.

        Stock-based Compensation:    We grant stock options to purchase our common stock and restricted stock units to our employees and directors. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, which is generally the vesting period.

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

Years Ended December 31, 2014 and 2013

        The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Comprehensive Income expressed as a percentage of revenue:

	Years ended December 31,
	2014	2013
Revenue	100.0%	100.0%

Cost of services:
Compensation	40.0	37.8
Data processing	8.9	7.5
Occupancy	3.8	3.7
Direct project costs	9.7	9.4
Other operating costs	5.6	5.4
Amortization of acquisition related software and intangible assets	6.5	6.5

Total cost of services	74.5	70.3
Selling, general and administrative expenses	17.8	14.0

Total operating expenses	92.3	84.3

Operating income	7.7	15.7
Interest expense	(1.8)	(2.6)
Other income, net	—	0.2

Income before income taxes	5.9	13.3
Income taxes	(2.8)	(5.2)

Net income and comprehensive income	3.1%	8.1%

Operating Results

        Revenue for the year ended December 31, 2014 was $443.2 million, a decrease $48.6 million, or 9.9%, from revenue of $491.8 million for the year ended December 31, 2013. This resulted from an $86.0 million decrease in revenue related to the transitional reduction in revenue from the Medicare RAC contract and a $15.7 million decrease related to contract expirations. These decreases were partially offset by a $45.4 million increase in revenue resulting from changes in the yield and scope of projects from existing customers and differences in the timing of when customer projects were completed in the current year compared to the prior year. For the year ended December 31, 2014, an additional $7.7 million in revenue was generated from new customers.

        Compensation expense as a percentage of revenue was 40.0% for the year ended December 31, 2014, compared to 37.8% for the prior year. Compensation expense was $177.3 million for 2014, a decrease of $8.5 million, or 4.6%, from the prior year compensation expense of $185.8 million. This decrease reflects a $7.4 million decrease in salary and overtime expense and a $2.2 million decrease in variable compensation, partially offset by a $0.8 million increase in severance expense and a $0.3 million increase in fringe benefits expenses. For the year ended December 31, 2014, we averaged 2,167 employees, a 10.5% decrease over the year ended December 31, 2013, during which we averaged 2,421 employees.

        Data processing expense as a percentage of revenue was 8.9% for the year ended December 31, 2014, compared to 7.5% for the prior year. Data processing expense was $39.7 million for 2014, an increase of $2.6 million, or 7.0%, from the prior year data processing expense of $37.1 million. Improvements to our technology infrastructure and the requirement for higher transaction capacity resulted in higher expenses in 2014. Additional software costs of $2.6 million were primarily related to software maintenance and amortization of capitalized software and additional hardware costs of $0.6 million were primarily related to depreciation expense. These increases were partially offset by a $0.6 million decrease in data communications costs, data costs and data processing supplies expense.

        Occupancy expense as a percentage of revenue was 3.8% for the year ended December 31, 2014, compared to 3.7% for the prior year. Occupancy expense was $17.0 million for 2014, a decrease of $1.4 million, or 7.6%, from the prior year occupancy expense of $18.4 million. The reduction was primarily related to the downsizing of office space and relocation of our office in New York City in 2013, and our offices in Charlestown, Massachusetts and Las Vegas in 2014. Additional savings were realized as a result of closing several of our smaller field offices in 2013 and 2014.

        Direct project expense as a percentage of revenue was 9.7% for the year ended December 31, 2014, compared to 9.4% for the prior year. Direct project expense for the current period was $42.9 million, a $3.4 million, or 7.3%, decrease compared to direct project expense of $46.3 million for the prior year. The reduction reflects a $6.0 million decrease in temporary employee costs as the verification process was transitioned to subcontractors from temporary employees, which was partially offset by a $1.9 million increase in subcontractor expenses. Data costs decreased by $3.5 million as the number of patient charts reviewed were reduced in connection with the transitional reduction in revenue from the Medicare RAC Contract. Additionally, key punch and data conversion expense decreased by $1.3 million as a portion of our customer collections data shifted from hard copy to electronic media. These decreases were partially offset by increases of $5.1 million in provision for bad debt associated with two contracts and $0.4 million in lockbox expenses.

        Other operating expenses as a percentage of revenue were 5.6% for the year ended December 31, 2014, compared to 5.4% for the prior year. Other operating expenses for 2014 were $24.6 million, a decrease of $1.9 million, or 7.2%, from the prior year expense of $26.5 million. This decrease primarily resulted from a $0.8 million decrease in travel and entertainment expense, a $0.6 million decrease due to a contingent payment reversal and a decrease of $0.3 million in recruiting and employee relocations.

        Amortization of acquisition related software and intangible assets as a percentage of revenue was 6.5% for both years ended December 31, 2014 and 2013. Amortization of acquisition related software and intangible assets for 2014 was $28.6 million, a decrease of $3.1 million, or 9.8%, compared to the prior year expense of $31.7 million. This expense consists primarily of amortization of customer relationships, trade names and software and includes a $2.7 million decrease in expenses related to the completion of customer relationship intangible asset amortization from our acquisition of Benefits Solutions Practice Area from Public Consulting Group, Inc. in 2006. Additional decreases in amortization expense totaling $0.4 million related to the completion of restrictive covenant and trade name amortization from the Chapman Kelly, Verify Solutions and IntegriGuard acquisitions.

        Selling, general and administrative expenses as a percentage of revenue were 17.8% for the year ended December 31, 2014, compared to 14.0% for the prior year. Selling, general and administrative expenses for 2014 were $79.0 million, an increase of $10.3 million, or 15.0%, compared to the prior year expense of $68.7 million. Incremental costs include a $5.9 million increase in compensation expense, which represents $2.7 million of additional salaries expense, $1.6 million in additional variable compensation, $1.4 million in additional stock-based compensation expense and $0.7 million of severance expense, partially offset by a decrease of $0.5 million in fringe benefits expense. Other expenses increased by $4.4 million primarily due to an increase in legal expenses related to our action against Public Consulting Group, Inc. and our former employees. See Item 3—"Legal Proceedings" for additional information. During the year ended December 31, 2014, we averaged 221 employees in the sales, general and administrative group, a 6.3% increase over our average of 208 employees in that group during the year ended December 31, 2013.

        Operating income for the year ended December 31, 2014 was $34.2 million, or 7.7% of revenue, compared to $77.2 million, or 15.7% of revenue, for the prior year.

        Interest expense was $7.9 million for the year ended December 31, 2014, compared to $12.5 million for the same period in 2013. Interest expense represents borrowings under our revolving credit facility, amortization of deferred financing costs, commitment fees for our revolving credit facility and issuance fees for our Letter of Credit. The $4.6 million decrease compared to the prior year primarily relates to a $4.0 million reduction in interest on our revolving debt since our debt restructure in May 2013, which was the result of a $130.0 million reduction in our principal balance due to debt payments and a decrease in our interest rates. Amortization of deferred financing costs decreased by $1.0 million due to the debt restructure. Other interest expense decreased by $0.1 million. These decreases were partially offset by a $0.5 million increase in commitment fees. Interest income was $57,000 for the year ended December 31, 2014, compared to interest income of $71,000 for the year ended December 31, 2013. There was no other income in the year ended December 31, 2014. Other income in the year ended 2013 represented a release of $0.8 million of the funds held in escrow related to our HDI acquisition.

        We recorded income tax expense of $12.4 million for the year ended December 31, 2014, compared to income tax expense of $25.6 million for the year ended December 31, 2013, a decrease of $13.2 million. Net income before taxes decreased $39.3 million year over year, which caused a decrease in tax expense of $13.2 million. Our effective tax rate increased from 39.0% to 47.0% primarily due to a change in state apportionments and permanent differences. The principal difference between the statutory rate and our effective rate is state taxes and permanent differences.

        Net income and comprehensive income of $13.9 million for the year ended December 31, 2014 represents a decrease of $26.1 million compared to net income for the same period in 2013 of $40.0 million.

Years Ended December 31, 2013 and 2012

        The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Comprehensive Income expressed as a percentage of revenue:

	Years ended December 31,
	2013	2012
Revenue	100.0%	100.0%

Cost of services:
Compensation	37.8	34.1
Data processing	7.5	6.6
Occupancy	3.7	3.7
Direct project costs	9.4	11.7
Other operating costs	5.4	4.3
Amortization of acquisition related software and intangible assets	6.5	6.9

Total cost of services	70.3	67.3
Selling, general and administrative expenses	14.0	11.7

Total operating expenses	84.3	79.0

Operating income	15.7	21.0
Interest expense	(2.6)	(3.5)
Other income, net	0.2	0.1

Income before income taxes	13.3	17.6
Income taxes	(5.2)	(6.9)

Net income and comprehensive income	8.1%	10.7%

Operating Results

        Revenue for the year ended December 31, 2013 was $491.8 million, an increase of $18.1 million, or 3.8%, from revenue of $473.7 million for the year ended December 31, 2012, with $21.3 million attributable to new contracts. Organic growth in existing customer accounts together with changes in the yield and scope of those customer projects and differences in the timing of when customer projects were completed in the current year compared to the prior year provided an increase of $5.6 million. These increases in revenue were offset by a reduction of $8.8 million resulting from contracts that expired during 2013.

        Compensation expense as a percentage of revenue was 37.8% for the year ended December 31, 2013, compared to 34.1% for the prior year. Compensation expense was $185.8 million for 2013, an increase of $24.3 million, or 15.0%, from the prior year compensation expense of $161.5 million. This increase reflected $15.2 million in additional salary expense. Average salary expense per employee increased by 2.7% over average salary expense last year due to annual salary increases. There was a $5.7 million increase in incentive compensation related to retention bonuses paid in the year, sign-on bonuses and annual bonus accrual for bonuses that were paid in the first quarter of 2014. Employee benefits expense increased by $2.8 million, or approximately 10.2%. This increase was related to increases in employer payroll taxes and other benefits expenses. Severance expense increased by $0.6 million related to our restructuring initiatives. For the year ended December 31, 2013, we averaged 2,421 employees, an 8.6% increase over the year ended December 31, 2012, during which we averaged 2,229 employees. This increase primarily reflected the addition of staff in the areas of information technology and product delivery.

        Data processing expense as a percentage of revenue was 7.5% for the year ended December 31, 2013, compared to 6.6% for the prior year. Data processing expense was $37.1 million for 2013, an increase of

$5.6 million, or 17.9%, from the prior year data processing expense of $31.5 million. Improvements to our technology infrastructure and the requirement for higher transaction capacity resulted in higher expenses in 2013. Additional hardware costs of $4.0 million were primarily related to maintenance expense, hosting costs and depreciation expense and additional software costs of $1.6 million was primarily related to software maintenance.

        Occupancy expense as a percentage of revenue was effectively flat year over year. Occupancy expense was $18.4 million for 2013, an increase of $0.9 million, or 5.4%, from the prior year occupancy expense of $17.5 million. This increase was primarily related to our assuming full occupancy of our Irving, Texas office building in 2013. In the prior year, a portion of that building was rented to tenants; as a result, occupancy costs related to the rented portion of the building were netted against rental income and recorded in Other Income. For the year ended December 31, 2013 occupancy cost increases relating to our Irving, Texas office building contributed $0.7 million of additional costs over the prior year, which included depreciation of building improvements and common area maintenance expenses. Additionally, in 2013, we closed four of our smaller offices, and relocated two other offices, which contributed approximately $0.2 million of losses related to fixed asset disposals.

        Direct project expense as a percentage of revenue was 9.4% for the year ended December 31, 2013, compared to 11.7% for the prior year. Direct project expense for the current period was $46.3 million, a $9.0 million, or 16.2%, decrease compared to direct project expense of $55.3 million for the prior year. The reduction reflected a $6.9 million decrease in temporary employee costs as full time employees were utilized in the verification process as opposed to temporary employees. A $1.5 million decrease in subcontractor expenses primarily related to a large project wind-down and reductions in subcontractors used to support a major customer. A $1.1 million decrease in data costs resulted from a reduction in the number of patient charts reviewed in connection with the transitional reduction in revenue from the Medicare RAC Contract. A $0.8 million decrease in travel expense was related to cost control efforts. A $0.5 million decrease in postage and delivery expense resulted from electronic data retrieval. Supplies expenses decreased by $0.4 million. These decreases were partially offset by increases of $1.3 million in electronic data conversion expenses and $0.9 million in provision for bad debt.

        Other operating expenses as a percentage of revenue were 5.4% for the year ended December 31, 2013, compared to 4.3% for the prior year. Other operating expenses for 2013 were $26.5 million, an increase of $5.9 million, or 28.7%, from the prior year expense of $20.6 million. This increase primarily resulted from a $2.6 million increase in professional and subcontractor fees. The reversal, in September 2012, of $2.3 million in contingent consideration related to our AMG-SIU acquisition contributed to the increase compared to last year. In addition, there was a $1.0 million increase in office-related expenses, including postage, delivery and supplies.

        Amortization of acquisition related software and intangible assets as a percentage of revenue was 6.5% for the year ended December 31, 2013, compared to 6.9% for the prior year. Amortization of acquisition related software and intangible assets for 2013 was $31.7 million, a decrease of $0.9 million, or 2.5%, compared to the prior year expense of $32.6 million. This expense consists primarily of amortization of customer relationships, trade names and software and includes a decrease of $2.3 million in expenses related to the completion of trade name and software intangible amortization from prior acquisitions, primarily that of Benefits Solutions Practice Area in 2006. This decrease was offset by an increase of $1.5 million in amortization expense related to our acquisition of MRM in December 2012.

        Selling, general and administrative expenses as a percentage of revenue were 14.0% for the year ended December 31, 2013, compared to 11.7% for the prior year. Selling, general and administrative expenses for 2013 were $68.7 million, an increase of $13.4 million, or 24.3%, compared to the prior year expense of $55.3 million. Incremental costs include a $5.5 million increase in compensation expense. This increase represents $2.9 million of additional stock-based compensation expense, $1.5 million of additional salaries expense, $0.4 million of severance expense, $0.4 million of fringe benefits expense and $0.3 million of additional variable compensation. Data processing expense increased by $0.8 million relating to higher software and equipment expenses. Occupancy expenses increased by $0.3 million due to additional space utilized in our corporate headquarters. Other expenses increased by $6.8 million primarily due to an increase in legal expenses of $6.6 million. During the year ended December 31, 2013, we averaged 208 employees in the sales, general and administrative group, a 0.5% decrease over our average of 209 employees in that group during the year ended December 31, 2012.

        Operating income for the year ended December 31, 2013 was $77.2 million, or 15.7% of revenue, compared to $99.5 million, or 21.0% of revenue, for the prior year. This decrease as a percentage of revenue was primarily the result of increases in investment in our technology infrastructure in the year ended December 31, 2013.

        Interest expense was $12.5 million for the year ended December 31, 2013, compared to $16.6 million for the same period in 2012. Interest expense represents borrowings under our revolving credit facility, amortization of deferred financing costs, commitment fees for our revolving credit facility and issuance fees for our Letter of Credit. The decrease of $4.1 million compared to the prior year primarily related to a reduction in debt interest expense, due to a more favorable interest rate in our revolving credit facility and a reduction in principal balance. Interest income was $71,000 for the year ended December 31, 2013, compared to interest income of $12,000 for the year ended December 31, 2012. Other income increased to $0.8 million for the year ended December 31, 2013 from $0.4 million for the year ended December 31, 2012. Other income in the year ended December 31, 2013 represented a release of $0.8 million of the funds held in escrow related to our HDI acquisition. This increase was partially offset by a $0.4 million reduction in tenant income for leases associated with our Irving, Texas building. During 2013, we assumed full occupancy of that building.

        We recorded income tax expense of $25.6 million for the year ended December 31, 2013, compared to income tax expense of $32.8 million for the year ended December 31, 2012, a decrease of $7.2 million. Net income before taxes decreased $17.7 million year over year, which caused a decrease in tax expense of $7.2 million. Our effective tax rate decreased from 39.4% to 39.0% primarily due to a change in state apportionments and permanent differences. The principal difference between the statutory rate and our effective rate is state taxes and permanent differences.

        Net income and comprehensive income of $40.0 million for the year ended December 31, 2013 represents a decrease of $10.5 million compared to net income for the same period in 2012 of $50.5 million.

Off-Balance Sheet Arrangements

        Other than our Letter of Credit, we do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

        At December 31, 2014, our cash and cash equivalents and net working capital were $133.1 million and $226.3 million, respectively.

        In connection with our acquisition of HDI, we entered into a five-year, revolving and term secured credit agreement, ("2011 Credit Agreement"), with certain financial institutions and Citibank, N.A. as Administrative Agent. In May 2013, we amended and restated the 2011 Credit Agreement and entered into a $500 million five-year, amended and restated revolving credit agreement ("2013 Credit Agreement"). Under specified circumstances, the revolving credit facility under the 2013 Credit Agreement can be increased or one or more incremental term loan facilities can be added. Our obligations and any amounts due under the 2013 Credit Agreement are guaranteed by our material subsidiaries and secured by a security interest in all or substantially all of our and our subsidiaries' physical assets. As of

December 31, 2014, the outstanding principal balance due on the revolving credit facility was $197.8 million.

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

        As of December 31, 2014, we were in compliance with all the terms of 2013 Credit Agreement.

        As of December 31, 2014, we had incurred $4.2 million of interest on the outstanding principal and $1.5 million in commitment fees on the revolving credit facility. The loan origination fee and issuance costs of $15.6 million incurred upon consummation of the Credit Agreement have been recorded as deferred financing costs and are being amortized as interest expense over the five year life of the Credit Agreement. For the year ended December 31, 2014, $2.1 million of the financing cost has been amortized to interest expense.

        As part of our contractual agreement with a customer, we have an outstanding irrevocable letter of credit or Letter of Credit for $4.6 million, which we established against our existing revolving credit facility.

        We expect that operating cash flows will continue to be a primary source of liquidity for our operating needs. In addition, we have the revolving credit facility, which may be used for general corporate purposes, including acquisitions.

        The following tables, which should be read in conjunction with our Consolidated Statements of Cash Flows, represent the cash and cash equivalents, working capital and a summary of our cash flows at December 31, 2014 and 2013, respectively:

	December 31,
(In thousands)	2014	2013
Cash and cash equivalents	$133,116	$93,366
Working capital	$226,271	$199,069

        A summary of our cash flows is as follows:

	December 31,
(In thousands)	2014	2013
Net cash provided by operating activities	$98,761	$101,181
Net cash used in investing activities	$(26,201)	$(26,283)
Net cash used in financing activities	$(32,810)	$(116,759)
Net increase (decrease) in cash and cash equivalents	$39,750	$(41,861)

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

        In connection with our appeal process in the matter of Kern Health Systems, on September 30, 2014 we obtained a surety bond in the amount of approximately $2.2 million, which was collateralized by a cash deposit and reflected in Other current assets on our audited Consolidated Balance Sheet at December 31, 2014. See Note 14—"Commitments and Contingencies" in our Notes to the Consolidated Financial Statements in Item 8. Consolidated Financial Statements and Supplementary Data.

  Cash Flows from Operating Activities

        Net cash provided by operating activities for the year ended December 31, 2014 was $98.8 million, a $2.4 million decrease from net cash provided by operating activities of $101.2 million for the year ended December 31, 2013. The decrease was due to normal changes in our working capital accounts.

        The results of operations after non-cash adjustments to net income for the current period contributed $65.2 million as compared to a contribution of $107.9 million for the prior year. The $42.7 million decrease primarily resulted from our change in net income due to the transitional reduction in revenue from the

Medicare RAC contract. Changes in operating assets and liabilities further contributed net cash inflows of $33.6 million primarily as a result of a $5.8 million decrease in accounts receivable primarily resulting from the transitional reduction in revenue from the Medicare RAC contract, an $18.0 million increase in accounts payable, accrued expenses and other liabilities and a $3.4 million decrease in prepaid income taxes. These changes were offset by a $7.2 million decrease in our estimated liability for appeals. The decrease in our estimated liability for appeals is primarily associated with the Medicare RAC contract.

        Net cash provided by operating activities for the year ended December 31, 2013 was $101.2 million. Results of operations, after noncash adjustments to net income, contributed $107.9 million to cash flows provided by operating activities, compared to a contribution of $97.4 million for the year ended December 31, 2012. This increase primarily resulted from organic growth in customer accounts and cost savings from restructuring initiatives during the year ended December 31, 2013. The contribution by results of operations was offset by changes in net cash outflows of $6.7 million related to our 2013 operating assets and liabilities. The net outflow was primarily due to a $21.9 million increase in our accounts receivable that was offset by an increase in our estimated liability for appeals of $14.5 million.

        In order to allow the Days Sales Outstanding ("DSOs") calculation to be made from the face of our balance sheet, we have changedour presentation of DSOs this quarter. Historically, we have calculated and disclosed our DSOs net of certain estimated liability for appeals.We have now revised our DSO calculation to exclude them.

        Our DSO calculation can be derived by dividing total net accounts receivable at the end of period, by the daily average of the current quarter's annualized sales.For the year ended December 31, 2014, revenue was $443.2 million, a decrease of $48.6 million compared to revenue of $491.8 million for the year ended December 31, 2013. The number of DSOs decreased by 1 day to 126 days as of December 31, 2014, as compared to 127 days as of December 31, 2013. DSOs utilizing the prior method of calculation were 110 days as of December 31, 2014, as compared to 105 days as of December 31, 2013.

        We expect our future DSOs to be impacted by the factors described below:

  •
  increased revenue from commercial customers that generally include longer payment terms in their contracts;

  •
  delays in receipt of payment for previously recognized revenue due to timing delays in certain customers processing our findings through their systems, which has led to delays in paying us; operational issues, such as missing Explanation of Benefits, as well as an increase in appealed Medicare RAC receivables awaiting resolution, and

  •
  contract renewal discussions that certain customers have used to delay making payments for previously provided services.

        These factors may result in higher accounts receivable balances and higher DSOs in future periods, which would reduce net cash from operating activities in those periods. We do not anticipate collection issues with these accounts receivable, however, nor do we expect that any extended collections will materially impact our liquidity.

        The majority of our customer relationships have been in place for several years. Our future operating cash flows could be adversely affected by a decrease in a demand for our services, delayed payments from customers or if one or more contracts with our largest customers is terminated or not re-awarded.

  Cash Flows from Investing Activities

        Net cash used in investing activities for the year ended December 31, 2014 was $26.2 million, a $0.1 million decrease compared to net cash used in investing activities of $26.3 million for the year ended December 31, 2013. The decrease primarily related to a $0.5 million decrease in investments in common stock and a $0.1 million decrease in investment in capitalized software, partially offset by a $0.5 million increase in purchases of property and equipment.

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

  Cash Flows from Financing Activities

        Net cash used in financing activities for the year ended December 31, 2014 was $32.8 million, an $84.0 million decrease from net cash used in financing activities of $116.8 million for the year ended December 31, 2013. This decrease was primarily attributable to a $60.0 million reduction in payments toward the principal outstanding on our revolving credit facility and a $25.0 million reduction for treasury stock purchases. No treasury stock repurchases were made in the year ended December 31, 2014.

        Net cash used in financing activities for the year ended December 31, 2013 was $116.7 million, a $110.0 million increase over net cash used in financing activities of $6.7 million for the year ended December 31, 2012. This increase was primarily attributable to $95.0 million in payments toward the principal outstanding on our revolving credit facility and an increase of $14.4 million in treasury stock purchases.

Contractual Obligations

        The following tables represent the scheduled maturities of our contractual cash obligations and other commitments at December 31, 2014 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases(1)	$40,541	$11,848	$10,258	$7,668	$10,767
Revolving credit facility(2)	197,796	—	—	197,796	—
Interest expense(3)	13,439	4,024	8,059	1,356	—
Commitment fee(4)	5,039	1,509	3,022	508	—
Capital leases(5)	1,214	1,160	54	—	—
Letter of Credit fee(6)	40	40	—	—	—

Total	$258,069	$18,581	$21,393	$207,328	$10,767

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

(2)
Represents scheduled repayments of principal on the revolving credit facility under the terms of the 2013 Credit Agreement. See Note 8—"Credit Agreement" in our Notes to the Consolidated Financial Statements in Item 8. Consolidated Financial Statements and Supplementary Data for additional information regarding the Credit Agreement.

(3)
Represents estimates of amounts due on revolving credit facility based on the interest rate as of December 31, 2014 and on scheduled repayments of principal. See Note 8—"Credit Agreement" in our Notes to the Consolidated Financial Statements in Item 8. Consolidated

  Financial Statements and Supplementary Data for additional information regarding the 2013 Credit Agreement.

(4)
Represents the commitment fee due on the revolving credit facility. See Note 8—"Credit Agreement" in our Notes to the Consolidated Financial Statements in Item 8. Consolidated Financial Statements and Supplementary Data for additional information regarding the 2013 Credit Agreement.

(5)
Represents the future minimum lease payments under capital leases.

(6)
Represents the fees for the letter of credit established against the revolving credit facility. See Note 8—"Credit Agreement" in our Notes to the Consolidated Financial Statements in Item 8. Consolidated Financial Statements and Supplementary Data for additional information regarding the Credit Agreement.

        In May 1997, our Board of Directors authorized us to repurchase up to $10 million of shares of our common stock. We repurchased 4,988,538 shares in 1997, at an average price of $1.88 per share. In February 2006, our Board of Directors increased the aggregate repurchase amount to a maximum of $20 million. We repurchased an additional 436,309 shares at an average price of $24.29 per share and completed the Share Repurchase Plan in May 2012.

        In October 2012, our Board of Directors authorized us to repurchase up to $50 million of our common stock from time to time on the open market or in privately negotiated transactions, for a period of up to two years. During this two-year period, we purchased a total of 1,101,458 shares at an average price of $22.65 per share, which amounts to $25.0 million of our common stock pursuant to this authorization.

        Repurchased shares will be available for use in connection with our stock plans and for other corporate purposes.

        As part of our contractual agreement with a customer, we have an outstanding irrevocable letter of credit for $4.6 million, which we established against our existing revolving credit facility.

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

        In May 2014, FASB issued an ASU that amends the FASB ASC by creating a new Topic 606, Revenue from Contracts with Customers. The new guidance will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance on revenue recognition throughout the Industry Topics of the Codification.

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

        In addition, an entity should disclose sufficient qualitative and quantitative information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

        The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. This amendment is to be either retrospectively adopted to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. We are currently evaluating the impact of the adoption of this guidance to our consolidated financial statements.

        In June 2014, FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 brings consistency to the accounting for share-based payment awards that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. ASU 2014-12 is effective for annual reporting periods (including interim periods) beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance will not have a material effect on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        At December 31, 2014, we were not a party to any derivative financial instruments. We conduct all of our business in U.S. currency and hence do not have direct foreign currency risk. We are exposed to changes in interest rates, primarily with respect to our revolving credit facility under our 2013 Credit Agreement. If the effective interest rate for all of our variable rate debt were to increase by 100 basis points (1%), our annual interest expense would increase by a maximum of $2.0 million based on our debt balances outstanding at December 31, 2014. Further, we currently invest substantially all of our excess cash in short-term investments, primarily money market accounts, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact our interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of borrowings or excess cash balances. We do not consider this risk to be material. We manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

Item 8.    Consolidated Financial Statements and Supplementary Data.

        The information required by Item 8 is found on pages 55 to 88 of this Annual Report.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        As required by Rule 13a-15(b) under the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of period covered by this Annual Report.

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

        In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. In May 2013, COSO issued an updated Internal Control—Integrated Framework, or the 2013 Framework. We adopted the new framework in 2014.

        Based on this assessment, management has concluded that as of December 31, 2014, our internal control over financial reporting was effective in providing assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. GAAP.

        KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has issued an attestation report on our assessment of our internal control over financial reporting, a copy of which appears on page 57.

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Unless provided in an amendment to this Annual Report on Form 10-K, the following information is incorporated by reference from our definitive proxy statement for our 2015 Annual Meeting of Stockholders ("2015 Proxy Statement") as follows: (i) information about our Board of Directors, from the section captioned "Proposal One: Election of Directors—Our Board of Directors," (ii) information about our Executive Officers, from the section captioned "Executive Officers," (iii) information about compliance with Section 16(a) of the Exchange Act, from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance," (iv) information about our Code of Ethics, from the section captioned "Board of Directors and Corporate Governance—Code of Ethics," (v) information regarding the procedures by which our stockholders may recommend nominees to our Board of Directors, from the sections captioned "Questions and Answers—Stockholder Proposals and Director Nominations" and "Board of Directors and Corporate Governance—Director Nomination Process," (vi) information about our Audit Committee, including the members of the Committee, and our Audit Committee financial expert, from the section captioned "Board of Directors and Corporate Governance—Board Committees—Audit Committee."

Item 11.    Executive Compensation.

        Unless provided in an amendment to this Annual Report on Form 10-K, information about executive compensation and the compensation of our Board of Directors is incorporated by reference from the sections of our 2015 Proxy Statement captioned "Executive Compensation," "Director Compensation," "Board of Directors and Corporate Governance—Compensation Committee Interlocks and Insider Participation," and "Executive Compensation—Compensation Committee Report."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Unless provided in an amendment to this Annual Report on Form 10-K, information about the security ownership of certain beneficial owners and management is incorporated by reference from the section in our 2015 Proxy Statement captioned "Security Ownership of Certain Beneficial Owners and Management."

Equity Compensation Plan Information

        The following table summarizes information about our equity compensation plans as of December 31, 2014. For additional information about our equity compensation plans see Note 11—"Stock-Based Compensation" in our Notes to the Consolidated Financial Statements in Item 8 Consolidated Financial Statements and Supplemental Data.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders(1)	4,599,635	$15.35	5,945,337
Equity compensation plans not approved by stockholders(2)	180,000	$6.37	—
HDI plans not approved by stockholders(3)	230,447	$21.86	251,214

Total	5,010,082

(1)
This includes stock options to purchase common stock granted under our 1999 Plan and the 2006 Stock Plan and restricted stock awards and restricted stock units granted under the 2006 Stock Plan.

(2)
Stock options outstanding under plans not approved by the stockholders include 180,000 options granted in July 2007 to Walter D. Hosp, our former Chief Financial Officer, under the terms of his employment agreement.

(3)
Includes stock options to purchase common stock granted under the HDI 2011 Stock Plan, which was assumed in connection with our acquisition of HDI.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        Unless provided in an amendment to this Annual Report on Form 10-K, the following information is incorporated by reference from our 2015 Proxy Statement as follows: (i) information about certain relationships and transactions with related parties to the section captioned "Board of Directors and Corporate Governance—Certain Relationships and Related Person Transactions," and (ii) information about director independence to the section captioned "Board of Directors and Corporate Governance—Board Determination of Independence."

Item 14.    Principal Accounting Fees and Services.

        Unless provided in an amendment to this Annual Report on Form 10-K, information about the fees for professional services rendered by our independent registered public accounting firm in 2014 and 2013 and our Audit Committee's policy on pre-approval of audit and permissible non-audit services provided by our independent registered public accounting firm is incorporated by reference from the section in our 2015 Proxy Statement captioned "Proposal Three: Ratification of the Selection of Independent Registered Public Accounting Firm."

 PART IV

Item 15.    Exhibits and Financial Statement Schedules.

1.
Financial Statements.

  The financial statements are listed in the Index to Consolidated Financial Statements on page 55.

2.
Financial Statement Schedules.

  Financial Statement Schedule II-Valuation and Qualifying Accounts is set forth on page 89. All other financial statement schedules have been omitted as they are either not required, not applicable or the information is otherwise included.

3.
Exhibits.

  The Exhibits are set forth on the Exhibit Index on page 90 and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMS Holdings Corp. (Registrant)
By:	/s/ WILLIAM C. LUCIA William C. Lucia Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: March 2, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ WILLIAM C. LUCIA William C. Lucia	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2015
/s/ JEFFREY S. SHERMAN Jeffrey S. Sherman	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 2, 2015
/s/ JOSEPH M. DONABAUER Joseph M. Donabauer	Senior Vice President and Controller (Principal Accounting Officer)	March 2, 2015
/s/ ROBERT M. HOLSTER Robert M. Holster	Chairman, Board of Directors	March 2, 2015
/s/ CRAIG R. CALLEN Craig R. Callen	Director	March 2, 2015
/s/ DANIEL N. MENDELSON Daniel N. Mendelson	Director	March 2, 2015

Signatures	Title	Date

/s/ WILLIAM F. MILLER III William F. Miller III	Director	March 2, 2015
/s/ ELLEN A. RUDNICK Ellen A. Rudnick	Director	March 2, 2015
/s/ BART M. SCHWARTZ Bart M. Schwartz	Director	March 2, 2015
/s/ RICHARD H. STOWE Richard H. Stowe	Director	March 2, 2015
/s/ CORA M. TELLEZ Cora M. Tellez	Director	March 2, 2015

HMS HOLDINGS CORP. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
HMS Holdings Corp.:

        We have audited the accompanying consolidated balance sheets of HMS Holdings Corp. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HMS Holdings Corp. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HMS Holdings Corp.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP KPMG LLP New York, New York March 2, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
HMS Holdings Corp.:

        We have audited HMS Holdings Corp.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). HMS Holdings Corp.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, HMS Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HMS Holdings Corp. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and financial statement schedule and our report dated March 2, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP KPMG LLP New York, New York March 2, 2015

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$133,116	$93,366
Accounts receivable, net of allowance for doubtful accounts of $1,898 and $916, respectively and estimated allowance for appeals of $4,824 and $13,939, at December 31, 2014 and 2013, respectively	157,101	171,726
Prepaid expenses	11,810	12,942
Prepaid income taxes	5,142	6,792
Deferred tax assets	7,811	—
Other current assets	2,639	489

Total current assets	317,619	285,315
Property and equipment, net	116,027	123,006
Goodwill	361,468	361,468
Intangible assets, net	74,578	95,312
Deferred financing costs, net	6,957	9,041
Other assets	4,339	4,460

Total assets	$880,988	$878,602

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$54,549	$37,123
Estimated liability for appeals	36,799	41,852
Deferred tax liabilities	—	6,326
Acquisition related contingent consideration	—	945

Total current liabilities	91,348	86,246

Long-term liabilities:
Revolving credit facility	197,796	232,796
Deferred tax liabilities	50,853	52,523
Deferred rent	5,037	724
Other liabilities	2,864	3,874

Total long-term liabilities	256,550	289,917

Total liabilities	347,898	376,163

Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock—$0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock—$0.01 par value; 125,000,000 shares authorized; 94,511,444 shares issued and 87,985,139 shares outstanding at December 31, 2014; 93,826,453 shares issued and 87,300,148 shares outstanding at December 31, 2013	943	936
Capital in excess of par value	313,214	296,517
Retained earnings	263,947	250,000
Treasury stock, at cost: 6,526,305 shares at December 31, 2014 and 2013, respectively	(45,014)	(45,014)

Total stockholders' equity	533,090	502,439

Total liabilities and stockholders' equity	$880,988	$878,602

See accompanying notes to the consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Year ended December 31,
	2014	2013	2012
Revenue	$443,225	$491,762	$473,696

Cost of services:
Compensation	177,313	185,788	161,547
Data processing	39,661	37,115	31,491
Occupancy	16,950	18,397	17,456
Direct project costs	42,934	46,343	55,272
Other operating costs	24,588	26,493	20,593
Amortization of acquisition related software and intangible assets	28,612	31,747	32,551

Total cost of services	330,058	345,883	318,910
Selling, general and administrative expenses	78,963	68,701	55,274

Total operating expenses	409,021	414,584	374,184

Operating income	34,204	77,178	99,512
Interest expense	(7,931)	(12,460)	(16,561)
Interest income	57	71	12
Other income, net	—	801	382

Income before income taxes	26,330	65,590	83,345
Income taxes	12,383	25,593	32,829

Net income and comprehensive income	$13,947	$39,997	$50,516

Basic income per common share:
Net income per common share—basic	$0.16	$0.46	$0.59

Diluted income per common share:
Net income per common share—diluted	$0.16	$0.45	$0.57

Weighted average shares:
Basic	87,673	87,598	86,204

Diluted	88,164	88,344	88,365

See accompanying notes to the consolidated financial statements

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

	Common Stock
					Treasury Stock
	# of Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings			Total Stockholders' Equity
					# of Shares	Amount
Balance at January 1, 2012	90,575,837	$906	$240,241	$159,487	4,988,538	$(9,397)	$391,237
Net income and comprehensive income	—	—	—	50,516	—	—	50,516
Stock-based compensation expense	—	—	9,116	—	—	—	9,116
Purchase of treasury stock			—		436,309	(10,617)	(10,617)
Exercise of stock options	1,673,457	16	11,957	—	—	—	11,973
Vesting of restricted stock awards and units, net of shares withheld for employee tax	125,245	1	(1,785)	—	—	—	(1,784)
Excess tax benefit from exercise of stock options	—	—	12,433	—	—	—	12,433

Balance at December 31, 2012	92,374,539	923	271,962	210,003	5,424,847	(20,014)	462,874

Net income and comprehensive income	—	—	—	39,997	—	—	39,997
Stock-based compensation expense	—	—	11,997	—	—	—	11,997
Purchase of treasury stock	—	—	—	—	1,101,458	(25,000)	(25,000)
Exercise of stock options	1,305,538	12	9,248	—	—	—	9,260
Vesting of restricted stock awards and units, net of shares withheld for employee tax	146,376	1	(1,923)	—	—	—	(1,922)
Excess tax benefit from exercise of stock options	—	—	5,233	—	—	—	5,233

Balance at December 31, 2013	93,826,453	936	296,517	250,000	6,526,305	(45,014)	502,439

Net income and comprehensive income	—	—	—	13,947	—	—	13,947
Stock-based compensation expense	—	—	13,356	—	—	—	13,356
Exercise of stock options	516,552	5	4,105	—	—	—	4,110
Vesting of restricted stock awards and units, net of shares withheld for employee tax	168,439	2	(1,660)	—	—	—	(1,658)
Excess tax benefit from exercise of stock options	—	—	1,795	—	—	—	1,795
Shortfall due to exercise of stock options	—	—	(323)	—	—	—	(323)
Deferred tax asset reversal for unexercised stock options	—	—	(576)	—	—	—	(576)

Balance at December 31, 2014	94,511,444	$943	$313,214	$263,947	6,526,305	$(45,014)	$533,090

See accompanying notes to the consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2014	2013	2012
Operating activities:
Net income and comprehensive income	$13,947	$39,997	$50,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	32,864	31,360	26,902
Amortization of intangible assets	20,734	23,631	24,245
Amortization of deferred financing costs	2,084	3,077	3,689
Stock-based compensation expense	13,356	11,997	9,116
Excess tax benefit from exercised stock options	(1,795)	(5,233)	(12,433)
Deferred income taxes	(12,290)	(4,354)	(6,323)
Allowance for doubtful accounts and bad debt write-offs	(3,444)	6,943	3,751
Change in fair value of contingent consideration	(517)	35	(2,300)
Loss on disposal of fixed assets	219	431	290
Changes in operating assets and liabilities:
Accounts receivable	5,769	(21,899)	(40,235)
Prepaid expenses	1,132	1,341	(7,670)
Prepaid income taxes	3,445	(1,559)	14,326
Other current assets	(2,150)	(172)	667
Other assets	121	28	(127)
Accounts payable, accrued expenses and other liabilities	18,039	1,050	(1,340)
Estimated liability for appeals	7,247	14,508	19,965

Net cash provided by operating activities	98,761	101,181	83,039

Investing activities:
Purchases of land, property and equipment	(22,687)	(22,127)	(25,222)
Investment in capitalized software	(3,514)	(3,656)	(2,244)
Investment in common stock	—	(500)	(3,024)
Acquisitions, net	—	—	(12,393)
Proceeds from redemption of certificate of deposit	—	—	4,809

Net cash used in investing activities	(26,201)	(26,283)	(38,074)

Financing activities:
Repayment of revolving credit facility	(35,000)	(95,000)	—
Proceeds from exercise of stock options	4,110	9,260	11,973
Excess tax benefit from exercised stock options	1,795	5,233	12,433
Payments of tax withholdings on behalf of employees for net-share settlement for stock-based compensation	(1,658)	(1,922)	(1,784)
Payments on capital lease obligations	(1,629)	(1,711)	(996)
Payments on contingent consideration	(428)	—	(250)
Purchases of treasury stock	—	(25,000)	(10,617)
Repayment of term loan	—	(8,750)	(17,500)
Proceeds from revolving credit facility	—	4,046	—
Payment of financing fees related to revolving credit facility	—	(2,915)	—

Net cash used in financing activities	(32,810)	(116,759)	(6,741)

Net increase (decrease) in cash and cash equivalents	39,750	(41,861)	38,224
Cash and cash equivalents at beginning of year	93,366	135,227	97,003

Cash and cash equivalents at end of year	$133,116	$93,366	$135,227

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$21,144	$34,922	$20,490

Cash paid for interest	$4,458	$9,520	$13,236

Supplemental disclosure of noncash activities:
Accrued property and equipment purchases	$1,610	$1,725	$4,439

Equipment purchased through capital leases	$20	$2,401	$2,127

Decrease in appeals liability for lost appeals offset with a reduction in accounts receivable	$12,300	$—	$—

See accompanying notes to the consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

        We are incorporated in the State of Delaware. We were originally incorporated on October 2, 2002 in the State of New York. On March 3, 2003, we adopted a holding company structure and assumed the business of our predecessor, Health Management Systems, Inc. In connection with the adoption of this structure, Health Management Systems, Inc. which began doing business in 1974, became our wholly owned subsidiary. Unless the context otherwise indicates, references in these Notes to the Consolidated Financial Statements to the terms "we," "our" and "us" refer to HMS Holdings Corp., and its subsidiaries and its affiliates.

        We operate in the U.S. healthcare insurance benefit cost containment marketplace. We provide coordination of benefits services to government and private healthcare payers and sponsors to ensure that the responsible party pays healthcare claims. Our payment integrity services ensure that healthcare claims billed are accurate and appropriate. Together, these various services help customers recover amounts from liable third parties; prevent future improper payments; reduce fraud, waste and abuse; and ensure regulatory compliance.

        We have grown both organically and through targeted acquisitions. Initially, we provided coordination of benefits services to state Medicaid agencies. When Medicaid began to delegate members to managed care organizations, we began providing similar coordination of benefits services to those plans. We launched our payment integrity services in 2007 and have since acquired several businesses to expand our service offerings. In 2009, we began providing cost containment services for Medicare with our acquisition of IntegriGuard, LLC ("IntegriGuard"), which is now doing business as our wholly owned subsidiary HMS Federal, providing fraud, waste and abuse analytical services to the Medicare program, the Veterans Health Administration and the Department of Defense. In 2009 and 2010, we began providing cost containment services to large self-funded employers through our acquisitions of Verify Solutions, Inc. and Chapman Kelly, Inc. In 2011, we expanded our cost benefit services among federal, state and commercial payers with our acquisition of HealthDataInsights, Inc. ("HDI"). HDI provides improper payment identification services for government and commercial health plans, and is the Medicare Recovery Audit Contractor ("RAC") in CMS Region D, covering 17 states and three U.S. territories. In December 2012, we extended our workers' compensation recovery services to commercial health plans through our asset purchase of MedRecovery Management, LLC ("MRM").

        We are managed and operate as one business, with a single management team that reports to the Chief Executive Officer. We do not operate separate lines of business with respect to any of our product lines.

2. Summary of Significant Accounting Policies

  (a) Principles of Consolidation

        The consolidated financial statements include our accounts and transactions and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  (b) Use of Estimates

        The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, primarily accounts receivable, intangible assets,

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

accrued expenses, estimated liability for appeals and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Our actual results could differ from those estimates.

  (c) Reclassifications

        Certain reclassifications were made to prior year amounts to conform to the current period presentation.

  (d) Cash and Cash Equivalents

        We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of deposits that are readily convertible into cash.

  (e) Concentration of Credit Risk

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

        We are subject to potential credit risk related to changes in economic conditions within the healthcare market. However, we believe that our billing and collection policies are adequate to minimize the potential credit risk. We perform ongoing credit evaluations of our customers and generally do not require collateral. We have no history of significant losses from uncollectible accounts.

  (f) Property and Equipment

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

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

  (h) Goodwill

        Goodwill, representing the excess of acquisition costs over the fair value of assets and liabilities of acquired businesses, is subject to a periodic assessment for impairment in accordance with Accounting Standards Codification ("ASC") 350—Intangibles, Goodwill and Other. We assess goodwill for impairment on an annual basis as of June 30 of each year or more frequently if an event occurs or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our assessment of goodwill impairment is at the HMS Holdings Corp. entity level as we operate as a single reporting unit.

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

        In the current year, we performed a qualitative assessment to determine if an impairment is more likely than not to have occurred and there was no impairment of goodwill identified.

        There are no impairment charges related to goodwill for any of the fiscal periods presented.

  (i) Long-Lived Assets

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

        For long-lived assets and intangible assets, we measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. If the sum of the expected future net cash flows is less than the carrying value of the asset being evaluated, we would recognize an impairment charge. The impairment charge would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The determination of fair value is based on quoted market prices, if available. If

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. We did not recognize any impairment charges related to our long-lived assets, property and equipment, goodwill or intangible assets, during the years ended December 31, 2014 and 2013, as management believes that carrying amounts were not impaired.

  (j) Acquisition Accounting

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

  (l) Revenue Recognition and Estimated Liability for Appeals

        We provide products and services under contracts that contain various fee structures, including contingency fee and fixed fee arrangements. We recognize revenue when a contract exists, products or services have been provided to the customer, the fee is fixed and determinable, and collectability is reasonably assured. In addition, we have contracts with the federal government which are generally cost-plus or time and material based. Revenue on cost-plus contracts is recognized based on costs incurred plus an estimate of the negotiated fee earned. Revenue on time and materials contracts is recognized based on hours worked and expenses incurred.

        Under our Medicare RAC contract with CMS, our Medicaid RAC contracts with various states, and similar contracts for commercial customers, we recognize revenue when claims are sent to the customer for offset against future claims payments. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of the customer. We accrue an estimated liability for appeals based on the amount of fees that are subject to appeals, closures or other adjustments and which we estimate are probable of being returned to providers following a successful appeal. This estimated liability

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

for appeals is an offset to revenue in our Consolidated Statements of Comprehensive Income. Our estimates are based on our historical experience with appeals. The estimated liability for appeals of $36.8 million at December 31, 2014, and $41.9 million as of December 31, 2013, represents our estimate of the potential amount of repayments related to appeals of claims, closures and other adjustments for which fees were previously collected. This is reflected as a separate line item in the current liabilities section of our balance sheet titled "Estimated liability for appeals." To the extent the amount to be returned to providers following a successful appeal, closure or other adjustment exceeds the amount accrued, revenue in the applicable period would be reduced by the amount of the excess.

        As of December 31, 2014, we have accrued an estimated liability for appeals and estimated allowance for appeals based on our historical experience with this activity under our customers' contracts. At this time, we do not believe that we face a risk of significant loss in excess of the amounts accrued. Accordingly, we believe that an estimate of any possible loss in excess of the amounts accrued is immaterial. Any future changes to any of our customer contracts, including further modifications to the transition plan for incumbent Medicare recovery audit contractors, may require us to apply different assumptions that could affect our estimated liability for future periods. We similarly accrue an allowance against accounts receivable related to fees yet to be collected, based on the same estimates used to establish the estimated liability for appeals of fees received. Our inability to correctly estimate the estimated liabilities and allowance against accounts receivable could adversely affect our revenue in future periods.

        When contracts have multiple deliverables, we evaluate these deliverables at the inception of each contract and as each item is delivered. As part of this evaluation, we (i) consider whether a delivered item has value to a customer on a standalone basis; (ii) use the vendor specific objective evidence ("VSOE") of selling price or third party estimate ("TPE") of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use best estimated selling price for that deliverable; and (iii) allocate revenue to each non-contingent element based upon the relative selling price of each element. Revenue allocated to each element is then recognized when the above four basic revenue recognition criteria are met for each element. Arrangements, including implementation and transaction related revenue, are accounted for as a single unit of accounting. Since implementation services do not carry a standalone value, the revenue relating to these services is recognized over the term of the customer contract to which it relates.

        In addition, some of our contracts may include customer acceptance provisions. Formal customer sign-off is not always necessary to recognize revenue, provided we objectively demonstrate that the criteria specified in the acceptance provision are satisfied. Due to the range of products and services that we provide and the differing fee structures associated with each type of contract, we may recognize revenue in irregular increments.

  (m) Stock-Based Compensation

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

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

  (n) Fair Value of Financial Instruments

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

        The fair values of our financial instruments reflect the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In addition, the Financial Accounting Standards Board (the "FASB"), authoritative guidance requires us to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value.

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

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  (o) Leases

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

  (p) Recently Issued Accounting Pronouncements

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

        In May 2014, FASB issued an ASU that amends the FASB ASC by creating a new Topic 606, Revenue from Contracts with Customers. The new guidance will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance on revenue recognition throughout the Industry Topics of the Codification.

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

        In addition, an entity should disclose sufficient qualitative and quantitative information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

        The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. This amendment is to be either retrospectively adopted to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. We are currently evaluating the impact of the adoption of this guidance to our consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        In June 2014, FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 brings consistency to the accounting for share-based payment awards that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. ASU 2014-12 is effective for annual reporting periods (including interim periods) beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance will not have a material effect on our consolidated financial statements.

3. Acquisitions

        The results of operations for our acquisitions have been included in our consolidated financial statements from the respective dates of acquisition.

MedRecovery Management, LLC.

        In December 2012, we acquired the assets and liabilities of MRM for an aggregate purchase price of $11.7 million, consisting of a $10.8 million initial cash payment and $0.9 million in future contingent payments that are based on the achievement of certain performance milestones. We recognized $1.9 million of goodwill in connection with our acquisition of MRM. In June 2013, we finalized the valuation of intangible assets and future contingent consideration related to this acquisition and determined that, as of acquisition date, the value of intangible assets was $9.2 million and the value of future contingent consideration was $0.9 million. The Consolidated Balance Sheet for the year ended December 31, 2012 was retrospectively adjusted to increase the carrying amount of intangible assets by $9.2 million, decrease the carrying value of future contingent consideration by $0.1 million and decrease the carrying value of goodwill by $9.3 million. Of the total intangible assets acquired, $8.9 million was related to customer relationships and has an amortization period of seven years and $0.3 million was related to restrictive covenants and has an amortization period of two years. During 2014, we paid approximately $0.4 million of contingent consideration due to the achievement in 2013 of certain performance milestones. We reversed approximately $0.5 million of contingent consideration liability upon the non-achievement of the remaining performance milestones. This amount is included in other operating costs for the year ended December 31, 2014.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Property and Equipment

        Property and equipment at December 31, 2014 and 2013 consisted of the following (in thousands):

	December 31,
	2014	2013
Equipment	$94,686	$86,494
Leasehold improvements	9,194	3,712
Building	8,624	8,624
Building improvements	8,762	7,404
Land	2,769	1,163
Furniture and fixtures	12,107	11,045
Capitalized software	101,069	97,555

	237,211	215,997
Less accumulated depreciation and amortization	(121,184)	(92,991)

Property and equipment, net	$116,027	$123,006

        Depreciation and amortization expense related to property and equipment charged to operations for the years ended December 31, 2014, 2013 and 2012 was $32.9 million, $31.4 million and $26.9 million, respectively. Net capital leases included as part of equipment were approximately $1.2 million and $2.8 million at December 31, 2014 and 2013, respectively. Accumulated depreciation for equipment under capital leases was approximately $4.8 million and $3.2 million for the years ended December 31, 2014 and 2013. Depreciation expense for equipment under capital leases for the years ended December 31, 2014, 2013 and 2012 was approximately $1.6 million, $1.7 million, and $1.4 million, respectively.

5. Intangible Assets

        Intangible assets consisted of the following at December 31, 2014 and 2013 (in thousands):

	Gross Value	Accumulated Amortization	Net Book Value	Useful Life
December 31, 2014
Customer relationships	$102,755	$(44,020)	$58,735	5 - 10 years
Restrictive covenants	18,000	(11,394)	6,606	3 - 7 years
Trade name	17,000	(7,763)	9,237	3 - 5 years

	$137,755	$(63,177)	$74,578

December 31, 2013
Customer relationships	$102,755	$(29,504)	$73,251	5 - 10 years
Restrictive covenants	18,300	(7,981)	10,319	3 - 7 years
Trade name	19,532	(7,790)	11,742	3 - 5 years

	$140,587	$(45,275)	$95,312

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Intangible Assets (Continued)

        Estimated amortization expense of intangible assets is expected to approximate the following (in thousands):

Year ending December 31,
2015	$20,270
2016	19,934
2017	16,613
2018	15,992
2019	1,582
Thereafter	187

        For the years ended December 31, 2014, December 31, 2013 and December 31, 2012, amortization expense related to intangible assets was $20.7 million, $23.6 million and $24.2 million, respectively.

        There were no changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013.

6. Accounts Payable, Accrued Expenses and Other Liabilities

        Accounts payable, accrued expenses and other liabilities at December 31, 2014 and 2013 consisted of the following (in thousands):

	December 31,
	2014	2013
Accounts payable, trade	$14,840	$7,217
Accrued compensation	16,895	15,419
Accrued direct project costs	1,543	1,629
Accrued refunds	1,842	2,667
Liability for tax payments	4,159	—
Accrued other liabilities	15,270	10,191

Total accounts payable, accrued expenses and other liabilities	$54,549	$37,123

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes

        The income tax expense for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	December 31,
	2014	2013	2012
Current tax expense:
Federal	$20,244	$25,211	$33,456
State	4,429	4,736	5,696

	24,673	29,947	39,152

Deferred tax expense (benefit):
Federal	(12,421)	(3,485)	(6,085)
State	131	(869)	(238)

	(12,290)	(4,354)	(6,323)

Total income tax expense	$12,383	$25,593	$32,829

        A reconciliation of the income tax expense calculated using the applicable federal statutory rates to the actual income tax expense for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	December 31,
	2014	%	2013	%	2012	%
Computed at federal statutory rate	$9,215	35.0	$22,946	35.0	$29,171	35.0
State and local tax expense, net of federal benefit	2,973	11.3	2,448	3.7	3,548	4.3
Other, net	195	0.7	199	0.3	110	0.1

Total income tax expense	$12,383	47.0	$25,593	39.0	$32,829	39.4

        Our effective tax rate increased to 47.0% for the year ended December 31, 2014 from 39.0% for the year ended December 31, 2013, primarily due to a change in state apportionments and permanent differences. The principal difference between the statutory rate and our effective rate is state taxes and permanent differences.

        Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. The tax effect of temporary

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 were as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Deferred stock-based compensation expense	$7,739	$6,112
Goodwill and intangible assets	10,416	7,679
Accounts receivables	2,576	1,905
Allowance for doubtful accounts and deferred revenue	1,473	669
Deferred rent	783	215
Restructuring cost	513	369
Tenant improvements	1,339	—
Net operating loss carry-forwards	122	69
Other	2,824	843

Total deferred tax assets	27,785	17,861

Deferred tax liabilities:
Goodwill and intangible assets	61,328	64,317
Property and equipment	6,107	8,287
Capitalized software cost	3,392	2,995
Prepaid expenses	—	1,111

Total deferred tax liabilities	70,827	76,710

Total net deferred tax liabilities	$43,042	$58,849

Net current deferred tax (assets) liabilities	$(7,811)	$6,326
Net non-current deferred tax liabilities	50,853	52,523

Total net deferred tax liabilities	$43,042	$58,849

        During 2014, we utilized $4.9 million in tax deductions arising from stock-based compensation, which resulted in an excess tax benefit of $1.8 million that was recorded to capital in excess of par value and an offsetting reduction to taxes payable.

        As of December 31, 2014 and 2013, the total amount of unrecognized tax benefits was approximately $1.3 million and $1.0 million, respectively (net of the federal benefit for state issues) of unrecognized tax benefits that, if recognized, would favorably affect our future effective tax rate. The accrued liability for interest expense and penalties related to unrecognized tax benefits was $0.2 million for both December 31, 2014 and 2013. We include interest expense and penalties in the provision for income taxes in the Consolidated Statements of Comprehensive Income. The amount of interest expense (net of federal and state income tax benefits) and penalties in the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 and 2013 was immaterial. We do not expect any significant change in unrecognized tax benefits during the next twelve months.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the twelve months ended December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
Unrecognized tax benefits at January 1	$1,034	$799
Additions for tax positions of prior periods	484	26
Additions for tax positions of current periods	—	280
Reductions related to the expiration of statutes of limitations	(189)	(71)

Unrecognized tax benefits at December 31	$1,329	$1,034

        We file income tax returns with the U.S. Federal government and various state jurisdictions. We are no longer subject to U.S. Federal income tax examinations for years before 2011. We operate in a number of state and local jurisdictions, most of which have never audited our records. Accordingly, we are subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction. We are currently being examined by the State of New York.

8. Credit Agreement

        In connection with our acquisition of HDI, we entered into a five-year, revolving and term secured credit agreement, ("2011 Credit Agreement"), with certain financial institutions and Citibank, N.A. as Administrative Agent. In May 2013, we amended and restated the 2011 Credit Agreement and entered into a $500 million five-year, amended and restated revolving credit agreement ("2013 Credit Agreement"). During the year ended December 31, 2014, we made principal payments of $35.0 million against our revolving credit facility. During the year ended December 31, 2013, we made principal payments of $8.8 million against our term loan and $95.0 million against our revolving credit facility. The $197.8 million principal balance of our revolving credit facility is due in May 2018.

        The 2013 Credit Agreement provides for an initial $500 million revolving credit facility, and, under specified circumstances, the revolving credit facility can be increased or one or more incremental term loan facilities can be added, provided that the incremental credit facilities do not exceed in the aggregate the sum of (a) $75 million plus (b) an additional amount not less than $25 million, so long as our total secured leverage ratio, calculated giving pro forma effect to the requested incremental borrowing and other customary and appropriate pro forma adjustment events, including any permitted acquisitions, is no greater than 2.5:1.0. The 2013 Credit Agreement is collateralized by our assets.

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

        The interest rates applicable to the revolving credit facility are, at our option, either (a) the LIBOR multiplied by the statutory reserve rate plus an interest margin ranging from 1.50% to 2.25% based on our consolidated leverage ratio, or (b) a base rate (which is equal to the greatest of (a) Citibank's prime rate, (b) the federal funds effective rate plus 0.50% and (c) the one-month LIBOR plus 1.00% plus an interest margin ranging from 0.50% to 1.25% based on our consolidated leverage ratio). We pay an unused

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Credit Agreement (Continued)

commitment fee on the revolving credit facility during the term of the 2013 Credit Agreement ranging from 0.375% to 0.50% per annum based on our consolidated leverage ratio.

        Our obligations under the 2013 Credit Agreement may be accelerated upon the occurrence of an event of default, which includes customary events of default including, without limitation, payment defaults, failures to perform affirmative covenants, failure to refrain from actions or omissions prohibited by negative covenants, the inaccuracy of representations or warranties, cross-defaults, bankruptcy and insolvency related defaults, defaults relating to judgments, defaults due to certain ERISA related events and a change of control default. As of December 31, 2014, we were in compliance with all the terms of the 2013 Credit Agreement.

        Borrowings under the 2013 Credit Agreement were used to refinance the outstanding principal and unpaid interest of $323.8 million and $1.1 million, respectively, under the term loan of the 2011 Credit Agreement. We paid lender fees of $2.9 million in connection with amending and restating the Credit Agreement.

        The interest expense and the commitment fees on the unused portion of our revolving credit facility are as follows (in thousands):

	December 31,
	2014	2013	2012
Interest expense	$4,186	$8,156	$12,200
Commitment fees	$1,465	$887	$500

        At December 31, 2014 and December 31, 2013, the unamortized balance of deferred origination fees and debt issue costs were $6.9 million and $9.0 million, respectively. For the years ended December 31, 2014 and 2013, we amortized $2.1 million and $3.1 million, respectively, of interest expense related to our deferred origination fees and debt issue costs.

        Although we expect that operating cash flows will continue to be a primary source of liquidity for our operating needs, we have the revolving credit facility, which may be used for general corporate purposes, including acquisitions, available for future cash flow needs, if necessary.

        As part of our contractual agreement with a customer, we have an outstanding irrevocable letter of credit or Letter of Credit for $4.6 million, which we established against our existing revolving credit facility.

9. Equity

  (a) Treasury Stock

        In October 2012, our Board of Directors authorized us to repurchase up to $50 million of our common stock from time to time on the open market or in privately negotiated transactions, for a period of up to two years. During this two year period, we purchased a total of 1,101,458 shares at an average price of $22.65 per share, which amounts to $25.0 million of our common stock pursuant to this authorization.

        The above repurchased shares will be available for use in connection with our stock plans and for other corporate purposes.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Equity (Continued)

  (b) Preferred Stock

        Our certificate of incorporation, as amended, authorizes the issuance of up to 5,000,000 shares of "blank check" preferred stock with such designations, rights and preferences as may be determined by our Board of Directors. As of December 31, 2014, no preferred stock had been issued.

10. Employee Benefit Plan

        We sponsor a benefit plan to provide retirement benefits for our employees, which is known as the HMS Holdings Corp. 401(k) Plan (the "401(k) Plan"). Eligible employees must complete 90 days of service in order to enroll in the 401(k) Plan. Participants may make voluntary contributions to the 401(k) Plan of up to 60% of their annual base pre-tax compensation not to exceed the federally determined maximum allowable contribution. In addition, the 401(k) Plan permits us to make discretionary contributions. We match 100% of the first 3% of pay contributed by each eligible employee and 50% on the next 2% of pay contributed. These matching contributions vest immediately and are not in the form of our common stock.

        For the years ended December 31, 2014, 2013 and 2012, we contributed $5.0 million, $4.6 million and $3.7 million, respectively, to the 401(k) Plan in the form of matching contributions.

11. Stock-Based Compensation

        We grant stock options to purchase our common stock, restricted stock awards and restricted stock units to our employees and directors under the Amended 2011 Stock Option and Stock Issuance Plan (the "HDI 2011 Stock Plan"), which we assumed in connection with our acquisition of HDI and the Fourth Amended and Restated 2006 Stock Plan (the "2006 Stock Plan"). The HDI 2011 Stock Plan superseded the HealthDataInsights Inc. Amended 2004 Stock Option/Stock Issuance Plan. The 2006 Stock Plan was adopted in June 2006 and superseded our 1999 Long-Term Incentive Stock Plan (the "1999 Plan"). We have previously granted stock options outside of our plans, and some of those stock options still remain outstanding.

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

        Total stock-based compensation expense charged as a selling, general and administrative expense related to our stock compensation plans was $13.4 million, $12.0 million and $9.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The excess tax benefit from the exercise of stock options for the years ended December 31, 2014, 2013 and 2012 was $1.8 million, $5.2 million and $12.4 million, respectively.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock-Based Compensation (Continued)

  (a) Amended 2011 Stock Option and Stock Issuance Plan

        We assumed the HDI 2011 Stock Plan in connection with our acquisition of HDI. As of December 31, 2014, there were stock options to purchase 230,447 shares of common stock outstanding under the HDI 2011 Stock Plan.

        The HDI 2011 Stock Plan is divided into two separate equity programs: a stock option grant program and a stock issuance program. The HDI 2011 Stock Plan permits the grant of incentive stock options, non-qualified stock options and share awards. A total of 836,122 shares have been authorized for issuance under the 2011 Stock Plan. The maximum number of shares available to be issued under the Plan is currently 251,214 shares, subject to adjustments for any stock splits, stock dividends or other specified adjustments which may take place in the future. Former HDI employees as well as new (i) employees, (ii) non-employee directors and (iii) consultants and other independent advisors are eligible to participate in the HDI 2011 Stock Plan. However, only employees are eligible to receive incentive stock options. The exercise price of stock options granted under the HDI 2011 Stock Plan may not be less than fair market value of a share of stock on the grant date, as measured by the closing price of our common stock on The NASDAQ Global Select Market and the term of a stock option may not exceed ten years.

  (b) Fourth Amended and Restated 2006 Stock Plan

        The 2006 Stock Plan permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights ("SARs"), restricted stock awards and restricted stock units, performance shares and performance units and other share awards.

        Our 2006 Stock Plan was approved by our stockholders in June 2006. The purpose of the 2006 Stock Plan is to furnish a material incentive to our employees and non-employee directors by making available to them the benefits of a larger common stock ownership through stock options and awards. We believe that these increased incentives stimulate the efforts of employees and non-employee directors towards our continued success, as well as assist in the recruitment of new employees and non-employee directors.

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

        In November 2014, the Compensation Committee of the Board of Directors approved the grant of non-qualified stock options to purchase an aggregate of 565,823 shares of common stock to certain of our directors and employees, including our executive officers, under the 2006 Stock Plan at an exercise price of $21.63 per share, the closing price of our common stock on the grant date. The Committee also approved the grant of 318,654 restricted stock units to directors and certain employees on the same date. The stock options and restricted stock units granted to our executive officers vest as follows: one half of the awards vest in equal installments on each of the first three anniversaries of the grant date, and provided the average closing price per share of our common stock is at least 25% higher than the exercise price for a

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock-Based Compensation (Continued)

period of 30 consecutive days, which we refer to as the performance condition, then the other half will vest in accordance with a pre-defined schedule depending upon when during the three year period following the grant date the performance condition is achieved. The stock options and restricted stock units granted to the other employees vest in equal installments on each of the first three anniversaries of the grant date. The stock options and restricted units granted to our directors in November 2014 vest quarterly over a one year period commencing on December 31, 2014.

        During the year ended December 31, 2014, we granted stock options to purchase an aggregate of 761,918 shares of common stock and 582,936 restricted stock units under the 2006 Stock Plan.

        As of December 31, 2014, there were 5,945,337 shares of common stock available for future grant under the 2006 Stock Plan. We had the following outstanding under the 2006 Stock Plan as of December 31, 2014: (i) stock options to purchase 3,615,810 shares of common stock and (ii) 909,535 restricted stock units. There are no restricted stock awards outstanding under the 2006 Stock Plan as of December 31, 2014.

  (c) 1999 Long-Term Incentive Plan

        The 1999 Plan was approved by our stockholders in March 1999 and was superseded by the 2006 Stock Plan in June 2006. Accordingly, no additional awards or options may be granted thereunder. As of December 31, 2014, there were 74,290 stock options outstanding under the 1999 Plan.

  (d) Options Issued Outside the Plans

        As of December 31, 2014, there were stock options to purchase an aggregate of 180,000 shares of our common stock outstanding that were not granted under the 2006 Stock Plan, the 1999 Plan or the HDI 2011 Stock Plan, of which 180,000 stock options were granted in July 2007 to Walter D. Hosp, our former Chief Financial Officer, under the terms of his employment agreement.

  (e) Summary of Stock Options

        Presented below is a summary of our stock option activity for the year ended December 31, 2014 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at
December 31, 2013	4,273	$17.53
Granted	762	21.27
Exercised	(461)	7.96
Forfeitures	(286)	23.49
Expired	(187)	22.92

Outstanding at December 31, 2014	4,101	18.72	4.54	16,246

Expected to vest at December 31, 2014	1,752	22.09	6.14	345
Exercisable at December 31, 2014	2,305	$16.10	3.29	$15,892

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock-Based Compensation (Continued)

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

        The fair value of each option grant with service-based vesting conditions was estimated using the Black-Scholes pricing models. The performance share awards granted in 2014 and 2013 are market condition awards as attainment is based on the performance of our common stock for the relevant performance period. These awards were valued on the date of grant using a Monte Carlo simulation model.

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

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock-Based Compensation (Continued)

        The weighted-average grant-date fair value per share of the stock options granted during the years ended December 31, 2014, 2013 and 2012 was $7.59, $7.07 and $9.35, respectively. We estimated the fair value of each stock option grant on the date of grant using a Black-Scholes option pricing model and weighted-average assumptions set forth in the following table:

	Year ended December 31,
	2014	2013	2012
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.57%	1.21%	0.55%
Expected volatility	38.18%	37.22%	40.13%
Expected life	4.82 years	4.51 years	4.47 years

        During the years ended December 31, 2014, 2013 and 2012, we issued 516,552 shares, 1,300,000 shares and 1,700,000 shares, respectively, of our common stock upon the exercise of outstanding stock options and received proceeds of $4.1 million, $9.3 million and $12.0 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $6.5 million, $23.9 million and $39.6 million, respectively.

        For the years ended December 31, 2014, 2013 and 2012, approximately $7.6 million, $6.7 million and $7.3 million, respectively, of stock-based compensation expense relating to stock options was charged against income.

        As of December 31, 2014, there was approximately $10.7 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to stock options outstanding, which is expected to be recognized over a weighted-average period of 1.5 years.

  (f) Restricted Stock Units

        In 2014, 2013 and 2012, certain employees received restricted stock units under the 2006 Stock Plan. The fair value of restricted stock units is estimated based on the closing sale price of our common stock on the NASDAQ Global Select Market on the date of issuance. The total number of restricted stock units expected to vest is adjusted by estimated forfeiture rates. As of December 31, 2014, 2013 and 2012, 813,346, 571,204 and 379,734 restricted stock units remain unvested and there was approximately $13.8 million, $11.6 million and $4.1 million, respectively, of unamortized compensation cost related to restricted stock units which is expected to be recognized over the remaining weighted-average vesting period of 1.6 years.

        For the years ended December 31, 2014, 2013 and 2012, stock-based compensation expense related to restricted stock units, was $5.7 million, $4.5 million and $1.0 million, respectively.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock-Based Compensation (Continued)

        A summary of the status of our restricted stock units and of changes in restricted stock units outstanding under the 2006 Stock Plan, as amended, as of December 31, 2014 is as follows (in thousands, except for weighted average grant date fair value per unit):

	Number of Units	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding balance at December 31, 2013	636	$25.50
Granted	583	21.00
Vesting of restricted stock units, net of shares withheld for taxes	(110)	25.07
Shares withheld for taxes	(50)	25.07
Forfeitures	(149)	24.67

Outstanding balance at December 31, 2014	910	$22.84	$19,246

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

        The stock-based compensation expense for restricted stock awards is determined based on the closing market price of our common stock on the grant date of the awards applied to the total number of awards that are anticipated to fully vest. Shares withheld to pay taxes are retired upon the vesting of the restricted stock awards. We did not issue restricted stock awards during the year ended December 31, 2014. At December 31, 2014, there are no unvested shares underlying restricted stock awards and there is no unrecognized compensation cost related to restricted stock awards. For each of the years ended December 31, 2014, 2013 and 2012, stock-based compensation expense related to restricted stock awards was $0.1 million, $0.7 million, and $0.8 million, respectively.

        A summary of the status of our restricted stock awards as of December 31, 2014 and of changes in restricted stock awards outstanding under the 2006 Stock Plan for the year ended December 31, 2014 is as follows (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding balance at December 31, 2013	82	$10.42
Vesting of restricted stock awards	(54)	10.42
Shares withheld for payment of taxes upon vesting of restricted stock awards	(28)	10.42

Outstanding balance at December 31, 2014	—	$—	$—

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Earnings per Share

        The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31
Basic and diluted	2014	2013	2012
	(in thousands, except per share data)
Net income	$13,947	$39,997	$50,516

Net weighted average common shares outstanding—basic	87,673	87,598	86,204
Plus: net effect of dilutive stock options and restricted common shares	491	746	2,161

Weighted average common shares outstanding—diluted	88,164	88,344	88,365

Net income per common share—basic	$0.16	$0.46	$0.59

Net income per common share—diluted	$0.16	$0.45	$0.57

        For the years ended December 31, 2014, 2013 and 2012, 2,422,628, 1,111,795 and 566,876 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive. For the years ended December 31, 2014, 2013 and 2012, restricted stock units representing, 90,905, 88,327 and 50,300 shares of common stock, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

13. Transactions with Officers, Related Parties and Others

  (a) Public Consulting Group, Inc.

        Since our acquisition of Benefits Solutions Practice Area ("BSPA") from Public Consulting Group, Inc. ("PCG") in 2006, we have entered into subcontractor agreements with PCG, pursuant to which we provide cost containment services. In February 2013, we further amended and extended our Master Teaming and Non-Compete Agreements with PCG, first entered into in September 2006, and (ii) Supplementary Medicaid RAC Contract Teaming and Confidentiality with PCG, first entered into in July 2011. Both of these agreements expired on December 31, 2013.

        For the years ended December 31, 2013 and 2012, amounts recognized as revenue under subcontractor agreements with PCG were $0.4 million and $0.6 million, respectively. No revenue was recognized during 2014. As of December 31, 2014 and 2013, no accounts receivable were outstanding related to these subcontract agreements with PCG.

        In connection with the BSPA acquisition, we entered into an Intercompany Services Agreement ("ISA") with PCG to allow each party to perform services for the other, such as information technology support and contractual transition services. Services performed under the ISA were billed at pre-determined rates specified in the ISA. No significant services were rendered by PCG under the ISA during 2014. For the years ended December 31, 2013 and 2012 services rendered by PCG under the ISA were valued at approximately $42,000 and $58,000, respectively. For the years ended December 31, 2014, 2013 and 2012 our services rendered to PCG were valued at approximately $21,000, $70,000 and $41,000, respectively.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Transactions with Officers, Related Parties and Others (Continued)

        Since the BSPA acquisition, amounts collected by or paid on our behalf by PCG are reimbursed to PCG at cost. For the years ended December 31, 2014 and 2013, we did not owe any amount to PCG.

  (b) Employment Agreements

        Effective March 1, 2013, and as amended on April 30, 2013, we entered into an Executive Employment Agreement with William C. Lucia, our President and Chief Executive Officer, with a termination date of February 28, 2015. Mr. Lucia is eligible to receive bonus compensation from us in respect of each fiscal year (or portion thereof) during the term of his employment, in each case as may be determined by our Compensation Committee in its sole discretion on the basis of performance or such other criteria as may be established from time to time by the Compensation Committee in its sole discretion. Mr. Lucia's annualized base salary remains at $650,000 and his target bonus remains at 100% of his base salary.

        On January 20, 2015, the Executive Agreement with Mr. Lucia was further amended. See Note 16—"Subsequent Events" for terms of the amended agreement.

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

14. Commitments and Contingencies

  (a) Lease commitments

        We lease office space, data processing equipment and software licenses under operating leases that expire on various dates through 2024. The lease agreements provide for rent escalations. Lease expense, exclusive of sublease income, for the year ended December 31, 2014 was $6.9 million, and $7.6 million for each of the years ended December 31, 2013 and 2012. Lease and sublease income was $42,000, $0.3 million and $0.6 million, for the years ended December 31, 2014, 2013 and 2012, respectively.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Commitments and Contingencies (Continued)

        Minimum annual lease payments to be made both under capital leases and operating leases, and sublease payments to be received for each of the next five years ending December 31 and thereafter are as follows (in thousands):

	Capital Lease Payments	Operating Lease Payments
2015	$1,160	$11,848
2016	50	5,698
2017	4	4,560
2018	—	4,144
2019	—	3,524
Thereafter	—	10,767

	1,214	$40,541

Less: Interest	(31)

	$1,183

  (b) Litigation

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

        Our contractual relationships, including those with federal and state government entities, subject our operations, billing and business practices to scrutiny and audit, including by multiple agencies and levels of government, as well as to frequent transitions and changes in the personnel responsible for oversight of our contractual performance. From time to time, we may have contractual disputes with our customers arising from differing interpretations of contractual provisions that define our rights, obligations, scope of work or terms of payment, and with associated claims of liability for inaccurate or improper billing for reimbursement of contract fees, or for sanctions or damages for alleged performance deficiencies. Resolution of such disputes may involve litigation or may require that we accept some amount of loss or liability in order to avoid customer abrasion, negative marketplace perceptions and other disadvantageous results that could affect our business, financial condition, results of operations and cash flows.

        Kern Health Systems:    In August 2011, in the Superior Court of the State of California, County of Los Angeles, Kern Health Systems ("KHS" or "Plaintiff") sought to recover in excess of $7.0 million exclusive of interest, attorney fees and costs, against Allied Management Group Special Investigation Unit, Inc. ("AMG"), Dennis Demetre, and Lori Lewis (collectively, "Defendants"), jointly and severally, on causes of action for breach of contract, professional negligence, intentional misrepresentation, negligent misrepresentation and unfair business practices under the California Business and Professions Code. On

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Commitments and Contingencies (Continued)

June 9, 2014, the jury issued its verdict in favor of all Defendants, and against KHS, on all causes of action except negligent misrepresentation. On that cause of action, the jury issued a verdict against all Defendants, jointly and severally, in the sum of $1.38 million. The negligent misrepresentation verdict was based on representations to KHS allegedly made by AMG and former owner Dennis Demetre in the spring of 2008, prior to our acquisition of AMG. We believe that the jury erroneously awarded damages based on an error inasmuch as the jury unanimously found that Defendants (through Demetre) made the negligent misrepresentation to KHS while having reasonable grounds for believing the representation to be true. Based on the jury's verdict, we believe we are properly characterized as the prevailing party on the breach of contract claim. AMG has filed an appeal of the verdict and is seeking to recover its attorney fees and costs in the sum of approximately $2.3 million. We have not recorded an obligation on this matter at this time, as we have appealed this decision and believe it is probable that we will prevail on the appeal of this matter, although there are risks and uncertainties related to any litigation, including appeals, and neither we nor our counsel can assure litigation results. Pending the appeal process, we were required to obtain a surety bond in the amount of 150% of the final judgment amount, or approximately $2.2 million, which was collateralized by a cash deposit and is reflected in Other current assets on our audited Consolidated Balance Sheet at December 31, 2014.

        Dennis Demetre and Lori Lewis:    In July 2012, two of AMG's former owners, Dennis Demetre and Lori Lewis filed an action in the Supreme Court of the State of New York, claiming an undetermined amount of damages alleging that various actions unlawfully deprived Demetre and Lewis of the acquisition earn-out portion of the purchase price of AMG under the applicable Stock Purchase Agreement (the "SPA") and that we had breached certain contractual provisions under the SPA. Demetre and Lewis filed a second amended complaint with two causes of action for breach of contract. We filed a counter claim for breach of contract arising out of Demetre's and Lewis's failure to indemnify us for costs, including attorney fees arising out of our defense of the KHS action described above and for fraud arising out of Demetre's and Lewis's misrepresentations concerning capabilities of their software platform. We believe we have a meritorious defense and will continue to defend this matter vigorously, although there are risks and uncertainties related to any litigation.

        Restrictive Covenants and Trade Secret Actions in Texas and New York:    We are the plaintiff in lawsuits filed in August 2014, entitled HMS Holdings Corp., et al. v. Public Consulting Group, Inc., James Gambino, and Jason Ramos, in the District Court of Dallas County, Texas, Cause No. DC-14-09047 (the "Texas Action"), and HMS Holdings Corp., et al. v. Matthew Arendt, Sean Curtin, and Danielle Lange, in New York State Supreme Court, Albany County, Index No. A00754/2014 (the "New York Action"). These suits allege that, in violation of their respective contractual, statutory and common law obligations to us, defendant Public Consulting Group, Inc. and defendant former HMS employees Gambino, Ramos, Arendt, Curtin, and Lange, unlawfully misappropriated our confidential, proprietary and trade secret information, as well as our employee and customer relationships. The lawsuits seek damages and injunctive relief and assert causes of action including breach of contract, breach of fiduciary duty and misappropriation of trade secrets. At the Texas Court's direction, an agreed temporary restraining order was entered, under which, inter alia, the defendants are prohibited from using our confidential information, and must return any of our information. Both the Texas and New York matters are currently in the discovery phase.

        As of December 31, 2014, we accrued $0.9 million for litigation or other legal proceedings asserted or pending against us that could have, in the aggregate, a material adverse effect on our financial condition,

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Commitments and Contingencies (Continued)

results of operations or cash flows, and believe that adequate provision for any probable and estimable losses has been made in our consolidated financial statements. However, the ultimate result of any current or future litigation or other legal proceedings, audits or disputes is inherently unpredictable and could result in liabilities that are higher than currently predicted.

15. Customer Concentration

  (a) Geographic Information

        We operate within the United States.

  (b) Major Customers

        Our largest customer in 2014 accounted for 9.5%, 5.6% and 6.4% of our total revenue for the years ended December 31, 2014, 2013 and 2012, respectively. We provide services to this customer pursuant to a contract that was originally awarded in January 2008 and extends through April 2015. The contract was also expanded in 2011 to designate us as the Medicaid RAC.

        Our second largest customer in 2014 accounted for 5.3%, 4.6% and 5.2% of our total revenue for the years ended December 31, 2014, 2013 and 2012, respectively. We provide services to this customer pursuant to a contract that expires in January 2016.

        Our third largest customer in 2014 accounted for 5.0%, 22.3% and 18.2% of our total revenue for the years ended December 31, 2014, 2013 and 2012, respectively. Our largest contract with this customer is through our wholly owned subsidiary HDI, under which contract HDI has served as the Medicare RAC for Region D since October 2008 and which, after multiple contract modifications, now expires in December 2015.

  (c) Concentration of Revenue

        The list of our ten largest customers changes periodically. For the years ended December 31, 2014, 2013 and 2012, our ten largest customers represented 40.1%, 47.2% and 46.9% of our total revenue, respectively. Our three largest customers accounted for 19.8%, 32.5% and 29.8% of our total revenue for each of the years ended December 31, 2014, 2013 and 2012, respectively. Our agreements with our ten current largest customers expire between 2015 and 2018. In many instances, we provide our services pursuant to agreements that may be renewed subject to a competitive reprocurement process. Several of our contracts, including those with some of our largest customers, may be terminated for convenience.

16. Subsequent Events

  (a) Employment Agreements

        On January 20, 2015 (effective as of March 1, 2013), Mr. Lucia's Executive Employment Agreement (the "Agreement") was amended and will terminate on February 28, 2018.

        If Mr. Lucia's employment is terminated by us without Cause or Mr. Lucia resigns for Good Reason (as defined in the Agreement), Mr. Lucia will be treated as continuing in service for the purposes of the vesting of any equity award until the earliest of: (i) the end of the Noncompetition Period (as defined in Mr. Lucia's Noncompetition, Nonsolicitation, Proprietary and Confidential Information and Developments Agreement with us (the "Restrictive Covenants Agreement")), (ii) the last of the applicable

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Subsequent Events (Continued)

vesting dates under such awards, or (iii) the termination or violation of the Restrictive Covenants Agreement.

        If Mr. Lucia's employment is terminated by us without Cause or Mr. Lucia resigns for Good Reason and a Change in Control (as defined in the Agreement) occurs within six months following such termination, then with respect to any equity awards outstanding or deemed to be outstanding, or canceled or forfeited as a result of Mr. Lucia's termination or such Change in Control, Mr. Lucia will receive a cash payment equal to the excess of the amount he would have received for such equity awards if he were continuing in service as of the date of the Change in Control and terminated immediately thereafter over the amount actually received, paid in a single lump sum payment at the time provided in the Agreement. To the extent that the payments and benefits provided under the Agreement and benefits provided to Mr. Lucia, or for Mr. Lucia's benefit, under any other of our company's plans or agreements would be subject to the excise tax imposed under Section 4999 of the Code, such benefits shall be reduced (but not below zero) if and to the extent that a reduction in such benefits would result in Mr. Lucia retaining a larger amount, on an after-tax basis (taking into account federal, state and local income taxes and such excise tax), than if Mr. Lucia received all of such benefits pursuant to the provisions set forth in the Agreement.

        Except as described above, all other provisions of the Agreement will remain in full force and effect.

  (b) Stock-Based Compensation

        On February 20, 2015, the Compensation Committee of the Board of Directors approved March 4, 2015 grants of stock option awards and restricted stock units to employees. The stock options and restricted stock units vest over 3 years. We estimate the fair value of these grants to be $16.4 million, utilizing the method and assumptions set forth in Note 11—"Stock-Based Compensation."

        In connection with the preparation of these audited consolidated financial statements, an evaluation of subsequent events was performed through the date these audited consolidated financial statements were issued and there are no other events that have occurred that would require adjustments or disclosure to our audited consolidated financial statements.

17. Quarterly Financial Data (unaudited)

        The table below summarizes our unaudited quarterly operating results for the last two fiscal years (in thousands, except per share amounts).

Year ended December 31, 2014(1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$104,707	$112,561	$113,796	$112,161
Operating income (loss)	$7,797	$12,558	$13,940	$(91)
Net income (loss) and comprehensive income (loss)	$3,353	$6,038	$6,950	$(2,394)
Net income (loss) per common share—basic	$0.04	$0.07	$0.08	$(0.03)
Net income (loss) per common share—diluted	$0.04	$0.07	$0.08	$(0.03)

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Quarterly Financial Data (unaudited) (Continued)

Year ended December 31, 2013(1)
Revenue	$116,607	$125,809	$127,754	$121,592
Operating income	$15,268	$20,366	$21,283	$20,261
Net income and comprehensive income	$6,976	$10,420	$11,508	$11,093
Net income per common share—basic	$0.08	$0.12	$0.13	$0.13
Net income per common share—diluted	$0.08	$0.12	$0.13	$0.13

(1)
The summation of the above quarterly results may not agree to the full year 2014 reported results as amounts have been rounded for presentation purposes.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2014 and 2013

        Allowance for doubtful accounts and estimated liability for appeals as of December 31, 2014 and 2013 are as follows:

  Allowance for doubtful accounts (in thousands):

Balance, December 31, 2012	$830
Provision	718
Recoveries	(42)
Charge-offs	(590)

Balance, December 31, 2013	$916
Provision	6,085
Recoveries	(17)
Charge-offs	(5,086)

Balance, December 31, 2014	$1,898

  Estimated liability for appeals and estimated allowance for appeals (in thousands):

Balance, December 31, 2012	$34,426
Provision	41,076
Appeals found in providers favor	(19,711)

Balance, December 31, 2013	$55,791	*
Provision	16,822
Appeals found in providers favor	(30,990)

Balance, December 31, 2014	$41,623	*

*
Includes $4,824 and $13,939 related to estimated allowance for appeals that apply to uncollected accounts receivable as of December 31, 2014 and December 31, 2013, respectively.

HMS Holdings Corp. and Subsidiaries
Exhibit Index

        Where an exhibit is filed by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified after the description of the exhibit.

Exhibit Number		Description
2.1		Agreement and Plan of Merger, dated as of December 16, 2002, among Health Management Systems, Inc., HMS Holdings Corp. and HMS Acquisition Corp. Incorporated by reference to Exhibit A to HMS Holdings Corp.'s Prospectus and Proxy Statement, filed with the SEC on January 24, 2003.

2.2		Agreement and Plan of Merger dated as of November 7, 2011 by and among HMS Holdings Corp., HDI Holdings, Inc., Montmartre Merger Sub, Inc., and with respect to Articles II, VIII, IX and X only, Fortis Advisors LLC, as Securityholders' Representative. Incorporated by reference to Exhibit 2.1 to HMS Holdings Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on December 19, 2011.

2.3		Agreement and Plan of Merger, dated as of July 17, 2013, between the HMS Holdings Corp., a Delaware corporation and HMS Holdings Corp., a New York corporation. Incorporated by reference to Exhibit 2.1 to HMS Holding Corp.'s Current Report on Form 8-K12G, File No. 000-50194, filed with the SEC on July 23, 2013.

3.1		Amended and Restated Certificate of Incorporation of HMS Holdings Corp. Incorporated by reference to Exhibit 3.1 to HMS Holding Corp.'s Current Report on Form 8-K12G, File No. 000-50194, filed with the SEC on July 23, 2013.

3.2		By-laws of HMS Holdings Corp. Incorporated by reference to Exhibit 3.2 to HMS Holding Corp.'s Current Report on Form 8-K12G, File No. 000-50194, filed with the SEC on July 23, 2013.

4.1		Specimen Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to HMS Holding Corp.'s Current Report on Form 8-K12G, File No. 000-50194, filed with the SEC on July 23, 2013.

4.2		See Exhibits 3.1 and 3.2 for provisions defining the rights of holders of common stock of HMS Holdings Corp.

10.1	†	HMS Holdings Corp. 1999 Long-Term Incentive Stock Plan, as amended. Incorporated by reference to Exhibit 4 to HMS Holdings Corp.'s Registration Statement on Form S-8, File No. 333-108436, filed with the SEC on September 2, 2003.

10.2	†	Form of Incentive Stock Option Agreement under the 1999 Long-Term Incentive Stock Plan. Incorporated by reference to Exhibit 10.1 to HMS Holdings Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on December 14, 2004.

10.3	†	Form of Employee Non-Qualified Stock Option Agreement under the 1999 Long Term Incentive Stock Plan. Incorporated by reference to Exhibit 10.2 to HMS Holdings Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on December 14, 2004.

10.4	†	Form of Director Non-Qualified Stock Option Agreement under the 1999 Long Term Incentive Stock Plan. Incorporated by reference to Exhibit 10.3 to HMS Holdings Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on December 14, 2004.

Exhibit Number		Description
10.5	†	HMS Holdings Corp. Fourth Amended and Restated 2006 Stock Plan (the "2006 Stock Plan"). Incorporated by reference to Exhibit 3.1 to HMS Holdings Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on July 12, 2011.

10.6	†	Amendment No. 1 to the 2006 Stock Plan. Incorporated by reference to Exhibit 10.6 to HMS Holdings Corp.'s Annual Report on Form 10-K, File No. 000-50194, filed with the SEC on February 29, 2012.

10.7	†	Form of Non-Qualified Stock Option Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 4.6(ii) to HMS Holdings Corp.'s Registration Statement on Form S-8, File No. 333-139025, filed with the SEC on November 30, 2006.

10.8	†	Form of 2009 Non-Qualified Stock Option Agreement under the 2006 Stock Plan. Incorporated by reference Exhibit 10.1 to HMS Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 000-50194, filed with the SEC on November 6, 2009.

10.9	†	Form of 2010 Director Non-Qualified Stock Option Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.2 to HMS Holdings Corp.'s Quarterly Report on Form 10-Q, File No. 000-50194, filed with the SEC on November 8, 2010.

10.10	†	Form of 2010 Director Restricted Stock Unit Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.3 to HMS Holdings Corp.'s Quarterly Report on Form 10-Q, File No. 000-50194, filed with the SEC on November 8, 2010.

10.11	†	Form 2010 Employee Non-Qualified Stock Option Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.4 to HMS Holdings Corp.'s Quarterly Report on Form 10-Q, File No. 000-50194, filed with the SEC on November 8, 2010.

10.12	†	Form of 2011 Director Non-Qualified Stock Option Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.16 to HMS Holdings Corp.'s Annual Report on Form 10-K, File No. 000-50194, filed with the SEC on February 29, 2012.

10.13	†	Form of 2011 Director Restricted Stock Unit Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.17 to HMS Holdings Corp.'s Annual Report on Form 10-K, File No. 000-50194, filed with the SEC on February 29, 2012.

10.14	†	Form of 2011 Employee Non-Qualified Stock Option Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.18 to HMS Holdings Corp.'s Annual Report on Form 10-K, File No. 000-50194, filed with the SEC on February 29, 2012.

10.15	†	Form of 2011 Employee Restricted Stock Unit Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.19 to HMS Holdings Corp.'s Annual Report on Form 10-K, File No. 000-50194, filed with the SEC on February 29, 2012.

10.16	†	Form of 2012 Director Non-Qualified Stock Option Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.20 to HMS Holdings Corp.'s Annual Report on Form 10-K, File No. 000-50194, filed with the SEC on March 1, 2013.

10.17	†	Form of 2012 Director Restricted Stock Unit Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.21 to HMS Holdings Corp.'s Annual Report on Form 10-K, File No. 000-50194, filed with the SEC on March 1, 2013.

10.18	†	Form of 2012 Executive Non-Qualified Stock Option Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.22 to HMS Holdings Corp.'s Annual Report on Form 10-K, File No. 000-50194, filed with the SEC on March 1, 2013.

Exhibit Number		Description
10.19	†	Form of 2012 Executive Restricted Stock Unit Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.23 to HMS Holdings Corp.'s Annual Report on Form 10-K, File No. 000-50194, filed with the SEC on March 1, 2013.

10.20	†	Form of 2013 Executive Restricted Stock Unit Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.24 to HMS Holdings Corp.'s Annual Report on Form 10-K, File No. 000-50194, filed with the SEC on March 1, 2013.

10.21	†	Form of 2013 Director Non-Qualified Stock Option Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.1 to HMS Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 000-50194, filed with the SEC on May 12, 2014.

10.22	†	Form of 2013 Director Restricted Stock Unit Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.2 to HMS Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 000-50194, filed with the SEC on May 12, 2014.

10.23	†	Form of 2013 Executive Non-Qualified Stock Option Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.3 to HMS Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 000-50194, filed with the SEC on May 12, 2014.

10.24	†	Form of March 2014 Executive Restricted Stock Unit Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.4 to HMS Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 000-50194, filed with the SEC on May 12, 2014.

10.25	†	Form of November 2014 Executive Restricted Stock Unit Agreement under the 2006 Stock Plan. Incorporated by reference to Exhibit 10.1 to HMS Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 000-50194, filed with the SEC on November 10, 2014.

10.26	†*	Form of 2014 Director Non-Qualified Stock Option Agreement under the 2006 Stock Plan.

10.27	†*	Form of 2014 Director Restricted Stock Unit Agreement under the 2006 Stock Plan.

10.28	†*	Form of 2014 Executive Non-Qualified Stock Option Agreement under the 2006 Stock Plan.

10.29	†*	Form of 2014 Senior Vice President Restricted Stock Unit Agreement under the 2006 Stock Plan.

10.30	†*	Form of 2014 Senior Vice President Non-Qualified Stock Option Agreement under the 2006 Stock Plan.

10.31	†	HealthDataInsights, Inc. Amended 2004 Stock Option/Stock Issuance Plan. Incorporated by reference to Exhibit 10.20 to HMS Holdings Corp.'s Annual Report on Form 10-K, File No. 000-50194, filed with the SEC on February 29, 2012.

10.32	†	HDI Holdings, Inc. Amended 2011 Stock Option and Stock Issuance Plan (the "HDI 2011 Stock Plan"). Incorporated by reference to Exhibit 10.21 to HMS Holdings Corp.'s Annual Report on Form 10-K, File No. 000-50194, filed with the SEC on February 29, 2012.

Exhibit Number		Description
10.33	†	Form of 2011 Employee Non-Qualified Stock Option Agreement under the HDI 2011 Stock Plan. Incorporated by reference to Exhibit 10.22 to HMS Holdings Corp.'s Annual Report on Form 10-K, File No. 000-50194, filed with the SEC on February 29, 2012.

10.34	†	Executive Employment Agreement between William C. Lucia and HMS Holdings Corp. dated March 1, 2013. Incorporated by reference to Exhibit 10.20 to HMS Holdings Corp.'s Annual Report on Form 10-K, File No. 000-50194, filed with the SEC on March 1, 2013.

10. 35	†	Letter of Amendment to Executive Employment Agreement between William C. Lucia and HMS Holdings Corp. dated April 30, 2013. Incorporated by reference to Exhibit 10.1 to HMS Holdings Corp.'s Annual Report on Form 10-K/A, File No. 000-50194, filed with the SEC on April 30, 2013.

10.36	†	Second Amendment to Executive Employment Agreement between HMS Holdings Corp. and William C. Lucia dated January 20, 2015. Incorporated by reference to Exhibit 10.1 to HMS Holding Corp.'s Current Report on Form 8-K, Filed No. 000-50194, filed with the SEC on January 23, 2015.

10.37	†	Letter Agreement between Walter Hosp and HMS Holdings Corp. dated March 6, 2014. Incorporated by reference to Exhibit 10.1 to HMS Holding Corp.'s Current Report on Form 8-K, File No.000-50194, filed with the SEC on March 12, 2014.

10 38	†	Employment Agreement between Jeffrey S. Sherman and HMS Holdings Corp. dated July 28, 2014. Incorporated by reference to Exhibit 10.1 to HMS Holdings Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on September 8, 2014.

10.39	†	Employment Agreement between Andrea Benko and HMS Holdings Corp. dated December 20, 2011. Incorporated by reference to Exhibit 99.1 to HMS Holding Corp.'s Annual Report on Form 10-K for the year ended December 31, 2013, File No. 000-50194, filed with the SEC on March 3, 2014.

10.40	†	Separation Agreement and General Release of Claims among Andrea Benko, HMS Holdings Corp. and HealthDataInsights, Inc. dated November 17, 2014. Incorporated by reference to Exhibit 10.1 to HMS Holdings Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on November 20, 2014.

10.41	†	Employment Agreement between Semone Wagner and HMS Holdings Corp. dated January 16, 2013. Incorporated by reference to Exhibit 99.2 to HMS Holding Corp.'s Annual Report on Form 10-K for the year ended December 31, 2013, File No. 000-50194, filed with the SEC on March 3, 2014.

10. 42	†	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to HMS Holdings Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on August 6, 2014.

10.43	†	HMS Holdings Corp. Director Deferred Compensation Plan. Incorporated by reference to Exhibit 10.62 to HMS Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-50194, filed with the SEC on March 1, 2011.

10.44	†	HMS Holdings Corp. Annual Incentive Plan. Incorporated by reference to Exhibit 99.1 to HMS Holdings Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on July 12, 2011.

Exhibit Number		Description
10.45		Credit Agreement dated May 3, 2013 among HMS Holdings Corp., the Guarantors Party thereto, the Lenders party thereto and Citibank, N.A. as Administrative Agent. Incorporated by reference to Exhibit 10.1 to HMS Holdings Corp.'s Current Report on Form 8-K, File No. 000-50194, filed with the SEC on May 6, 2013.

10.46		HealthDataSights, Inc. Lease between New Russell One LLC and HMS Business Services, Inc. dated February 27, 2014. Incorporated by reference to Exhibit 10.5 to HMS Holdings Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 000-50194, filed with the SEC on May 12, 2014.

14.1	*	HMS Holdings Corp. Amended Code of Conduct.

21.1	*	HMS Holdings Corp. List of Subsidiaries

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Accounting Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	‡	Section 1350 Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	‡	Section 1350 Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	‡	Section 1350 Certification of the Principal Accounting Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

†
Indicates a management contract or compensatory plan, contract or arrangement

*
Filed herewith

‡
Furnished herewith