Form 10-K/A
period 2014-12-31
HMS HOLDINGS CORP
filed 2015-04-30
CIK 1196501

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

         There were 88,540,272 shares of common stock outstanding as of April 15, 2015.

Documents Incorporated by Reference

None.

HMS HOLDINGS CORP. AND SUBSIDIARIES
AMENDMENT NO. 1 TO THE ANNUAL REPORT ON FORM 10-K

EXPLANATORY NOTE

        This Amendment No. 1 to the Annual Report on Form 10-K/A (the "Amendment") amends the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 (the "Annual Report"), as filed by the Registrant with the Securities and Exchange Commission ("SEC") on March 2, 2015 (the "Original Filing"), and is being filed solely to replace Part III, Items 10 through Item 14 and to include additional exhibits to the Exhibit Index referenced in Item 15 of the Original Filing, which includes the Certifications to the Amendment. The reference in the Original Filing to the incorporation by reference of the Registrant's definitive proxy statement into Part III of the Annual Report on Form 10-K is hereby deleted.

        For purposes of this Amendment, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), (i) Items 10 through 14 in the Original Filing have been amended and restated in their entirety and (ii) the Exhibit Index in the Original Filing has been amended to include the new exhibits set forth herein. Except as specifically provided herein, this Amendment does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and any filings with the SEC made thereafter.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Board of Directors

        The following table sets forth information with respect to our Board of Directors, including the composition of our four standing Committees: Audit, Compensation, Compliance and Nominating & Governance.

Name	Age	Position	Committee Memberships
Craig R. Callen	59	Class I Director	Compensation Nominating & Governance
Robert M. Holster(2)	68	Chairman and Class I Director
William C. Lucia(2)	57	President, Chief Executive Officer and Class I Director
Daniel N. Mendelson(3)	50	Class II Director	Compensation Compliance Nominating & Governance
William F. Miller III	65	Class II Director
Ellen A. Rudnick	64	Class II Director	Audit(1) Compliance Nominating & Governance
Bart M. Schwartz	68	Class I Director	Audit Compliance(1) Nominating & Governance
Richard H. Stowe(3)	71	Class II Director	Compensation(1) Nominating & Governance(1)
Cora M. Tellez(4)	65	Class II Director	Audit Nominating & Governance

(1)
Current Committee Chair

(2)
In April 2015, and effective as of the date of the 2015 Annual Meeting of Stockholders (the "2015 Annual Meeting"), Mr. Holster stepped down as Chairman of the Board and the Board of Directors appointed Mr. Lucia as Chairman, President and Chief Executive Officer, also effective as of the date of the 2015 Annual Meeting.

(3)
In April 2015, the Board of Directors appointed Mr. Mendelson as Chair of the Nominating & Governance Committee, with Mr. Stowe continuing to serve as a member of the committee, effective as of the date of the 2015 Annual Meeting, subject to their re-election as a Class II director. In addition, in April 2015, the Board of Directors appointed Mr. Stowe as Lead Independent Director, effective as of the date of the 2015 Annual Meeting, subject to his re-election as a Class II director.

(4)
In April 2015, the Board of Directors appointed Ms. Tellez as an additional member of the Compliance Committee, effective as of the date of the 2015 Annual Meeting, subject to her re-election as a Class II director.

        The Board of Directors believes that the combination of the business and professional experience of our directors and the diversity of their areas of expertise has been a contributing factor to its effectiveness and provides a valuable resource to management. The majority of our Board has over five years of service with us and four of our non-employee directors, Ms. Rudnick and Messrs. Holster, Miller and Stowe, have each served on our Board for more than ten years. During their tenure, our directors have gained considerable institutional knowledge about the Company and its operations. Given the growth of our business and the rapidly changing healthcare environment, this continuity of service and development of institutional knowledge enables our Board to be more efficient and more effective in developing strategy and long-term plans for the Company.

        A description of the specific experience, qualifications, attributes and skills that led our Board of Directors to conclude that each member of the Board of Directors should serve as a director follows the biographical information of each director below.

Class II: Directors Whose Terms Expire in 2015

        William F. Miller III has served as one of our directors since October 2000. In 2013, Mr. Miller joined KKR Advisors, a global investment firm, as healthcare industry advisor. From 2006 to 2013, Mr. Miller was a partner at Highlander Partners, a private equity group in Dallas, Texas focused on investments in healthcare products, services and technology. From October 2000 to April 2005, Mr. Miller served as our Chief Executive Officer and from December 2000 to April 2006, Mr. Miller served as our Chairman. From 1983 to 1999, Mr. Miller served as President and Chief Operating Officer of EmCare Holdings, Inc., a national healthcare services firm focused on the provision of emergency physician medical services. From 1980 to 1983, Mr. Miller served as Administrator/Chief Operating Officer of Vail Mountain Medical. Mr. Miller also serves as a director of several private companies. From 1997 to 2012, Mr. Miller served as a director of Lincare Holdings, Inc.

        Mr. Miller brings to the Board of Directors both a thorough understanding of our business and the healthcare industry and extensive experience in the financial markets. His significant operational experience, both at HMS and at EmCare Holdings, makes him well-positioned to provide the Company with insight on financial, operational and strategic issues.

        Daniel N. Mendelson has served as one of our directors since February 2013. Mr. Mendelson is the Chief Executive Officer and Chairman of Avalere Health, a strategic advisory company which he founded in 2000. From 1998 to 2000, Mr. Mendelson served as Associate Director for Health at the White House Office of Management and Budget (OMB) in Washington, D.C. Prior to joining OMB, Mr. Mendelson served as Senior Vice President and Director of the Medical Technology practice at The Lewin Group. He is also on faculty at the Wharton School of Business at the University of Pennsylvania and serves as a director of Champions Oncology. From 2005 to 2013, Mr. Mendelson served as a director of Coventry Healthcare and from 2007 to 2011 he served as a director of PharMerica Corporation.

        Mr. Mendelson brings over 20 years of experience with government healthcare programs, healthcare policy and business to the Board and is a recognized leader in healthcare policy. This expertise is complemented by his extensive operational and public company board experience, which make him well-positioned to serve as the Chair of the Nominating & Governance Committee and as a member of the Compensation and Compliance Committees. In addition, given that healthcare in the United States is continuously evolving, Mr. Mendelson's background and expertise is very valuable as we adapt our business to meet these changes.

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

        Ms. Rudnick brings to the Board of Directors extensive business understanding and demonstrated management expertise, having served in key leadership positions at a number of healthcare companies. Ms. Rudnick has a comprehensive understanding of the operational, financial and strategic challenges facing companies and knows how to make businesses work effectively and efficiently. Her management experience and service on other public company boards has provided her with a thorough understanding of the financial and other issues facing large companies, making her particularly valuable as the Chair of our Audit Committee and as a member of our Compliance and Nominating & Governance Committees.

        Richard H. Stowe has served as one of our directors since 1989. Mr. Stowe is a general partner of Health Enterprise Partners LP, a private equity firm. From 1999 to 2005, Mr. Stowe was a private investor, a senior advisor to the predecessor funds to Health Enterprise Partners, and a senior advisor to Capital Counsel LLC, an asset management firm. From 1979 until 1998, Mr. Stowe was a general partner of Welsh, Carson, Anderson & Stowe. Prior to 1979, he was a Vice President in the venture capital and corporate finance groups of New Court Securities Corporation (now Rothschild, Inc.). Mr. Stowe is also a director of several private and not-for-profit companies and educational institutions.

        Mr. Stowe brings 40 years of financial, capital markets and investment experience to our Board of Directors. Mr. Stowe's background and extensive experience make him well-positioned to serve as the Chair of the Compensation Committee, a member of the Nominating & Governance Committee and as our Lead Independent Director. Mr. Stowe has effectively carried out his responsibilities as Chair for several of our Board committees and is well-respected by the independent directors. The Board believes that Mr. Stowe is highly qualified and will be successful as our Lead Independent Director.

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

        Ms. Tellez brings over 25 years of healthcare policy and operations experience to the Board. Her public company operational, financial and corporate governance experience is a valuable resource for our Board and makes her well-positioned to serve as a member of the Audit, Compliance and Nominating & Governance Committees and as our Audit Committee Financial Expert.

Class I: Directors Whose Terms Expire in 2016

        Craig R. Callen has served as one of our directors since October 2013. Mr. Callen is a Senior Advisor at Crestview Partners, a private equity firm with over $4.0 billion under management. From 2004 to 2007, Mr. Callen was Senior Vice President and Head of Strategic Planning and Business Development and a member of the Executive Committee for Aetna, Inc. In his role at Aetna, Mr. Callen reported directly to the Chairman and CEO and was responsible for oversight and development of Aetna's corporate strategy, including mergers and acquisitions. During his tenure, Mr. Callen and his team led the acquisitions of seven companies, investing over $2.0 billion, broadening Aetna's revenue, global presence, product line, targeted markets and participation in government programs. Prior to joining Aetna, Mr. Callen was a Managing Director and Head of U.S. Healthcare Investment Banking at Credit Suisse First Boston and Co-Head of Healthcare Investment Banking at Donaldson, Lufkin & Jenrette. Mr. Callen serves on the board of directors of Omega Healthcare Investors, Inc. and Symbion, Inc., a Crestview portfolio company. Previously he served on the boards of Sunrise Senior Living Inc. and Kinetic Concepts Inc. Mr. Callen holds a B.S./B.A. from Boston University and an MBA from Harvard Business School.

        Mr. Callen brings 20 years of healthcare investment banking experience and corporate development expertise to our Board, which are invaluable to us as we evaluate, develop and implement new solutions for clients. His extensive experience in a corporate setting and as an advisor to public/private healthcare companies positions him well to serve on the Compensation and Nominating & Governance Committees.

        Robert M. Holster has served as one of our directors since May 2005, as Non-Executive Chairman from March 2009 to December 2010, and as Chairman of our Board from April 2006 to July 2015. Since 2001, Mr. Holster has held senior executive level positions with us, including serving as our Chief Executive Officer from May 2005 to February 2009 and as our President and Chief Operating Officer from April 2001 to May 2005. In March 2009, Mr. Holster stepped down as our Chief Executive Officer but remained an employee of the Company through December 2010. Previously, Mr. Holster served as our Executive Vice President from 1982 through 1993 and as one of our directors from 1989 through 1996. Mr. Holster previously served in a number of executive positions including Chief Executive Officer of HHL Financial Services, Inc., Chief Financial Officer of Macmillan, Inc. and Controller of Pfizer Laboratories, a division of Pfizer, Inc.

        Mr. Holster served as a member of our management team and that of our predecessor, Health Management Systems, Inc., for an aggregate of over 20 years, including serving as our Chief Executive Officer for four years and as our President and Chief Operating Officer for four years. On April 24, 2015, Mr. Holster stepped down from his role as Chairman, effective as of the date of the 2015 Annual Meeting. Mr. Holster will remain on our Board and continue to work closely with Mr. Lucia to ensure a seamless transition of board leadership to Mr. Lucia. As a director who has served in the combined role as the Chairman and Chief Executive Officer of our Company, Mr. Holster will be able to provide guidance to Mr. Lucia on matters such as the Company's risk profile, long-term strategy and potential growth opportunities while offering the Board a unique insight into the Company's challenges, operations, and strategic opportunities. Given his extensive history with the Company and past experience as the Company's former Chairman and Chief Executive Officer, Mr. Holster brings an unmatched depth of industry and Company-specific experience to our Board.

        William C. Lucia has served as our President and Chief Executive Officer since March 2009 and as one of our directors since May 2008. On April, 24, 2015, Mr. Lucia was appointed Chairman of the Board, to replace Mr. Holster effective as of the date of the 2015 Annual Meeting. From May 2005 to March 2009, Mr. Lucia served as our President and Chief Operating Officer, gaining critical insights into how to manage and grow our business in a complex and dynamic healthcare environment. Since joining us in 1996, Mr. Lucia has held several positions with us, including: President of our subsidiary, Health Management Systems, Inc., from 2002 to 2009; President of our Payor Services Division from 2001 to 2002; Vice President and General Manager of our Payor Services Division from 2000 to 2001; Vice President of our Business Office Services from 1999 to 2000; Chief Operating Officer of our former subsidiary Quality Medical Adjudication, Incorporated (QMA) and Vice President of West Coast Operations from 1998 to 1999; Vice President and General Manager of QMA from 1997 to 1998; and Director of Information Systems for QMA from 1996 to 1997. Prior to joining us, Mr. Lucia served in various executive positions including Senior Vice President, Operations and Chief Information Officer for Celtic Life Insurance Company and Senior Vice President, Insurance Operations for North American Company for Life and Health Insurance. Mr. Lucia is a Fellow of the Life Management Institute Program through LOMA, an international association through which insurance and financial services companies around the world engage in research and educational activities to improve company operations.

        With over 19 years of experience with the Company working across multiple divisions and his prior experience in the insurance industry, Mr. Lucia brings to our Board in-depth knowledge of the Company and the healthcare and insurance industries, the evolving healthcare landscape and the array of challenges to be faced and demonstrates an ability to formulate and implement key strategic initiatives, making him well-positioned to lead our management team and provide essential insight and guidance to the Board as our Chairman.

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

        Mr. Schwartz brings extensive legal and compliance experience to our Board, which is particularly valuable as we continue to expand our business. Mr. Schwartz's background makes him well-positioned to serve as the Chair of the Compliance Committee and as a member of the Audit and Nominating & Governance Committees.

Audit Committee and Audit Committee Financial Expert

        We have a separately-designated standing Audit Committee which consists of Ms. Rudnick (Chair), Mr. Schwartz and Ms. Tellez. The Board of Directors has determined that each member of the Audit Committee is an independent director, as defined in the NASDAQ Stock Market, Inc. Marketplace Rules (the "NASDAQ Marketplace Rules") and the independence requirements contemplated by Rule 10A-3 under the Exchange Act, and meets NASDAQ's financial knowledge and sophistication requirements. In addition, the Board has determined that Ms. Tellez qualifies as an "audit committee financial expert," as such term is defined in Item 407(d)(5)(ii) of Regulation S-K.

Material Changes to the Procedures for Recommending Nominees to the Board of Directors

        There have been no material changes to the procedures described by which security holders may recommend nominees to our Board of Directors as described in our Proxy Statement for our 2014 Annual Meeting, filed with the SEC on April 30, 2014 (the "2014 Proxy Statement").

Executive Officers

        The following table sets forth certain information with respect to each person who currently serves as one of our executive officers as of the date of this Amendment. Our executive officers are elected annually by our Board of Directors and generally serve at the discretion of our Board of Directors. There are no arrangements or understandings between any of our executive officers and any other person pursuant to which they were selected as an officer. None of our directors and/or executive officers is related to any other director and/or executive officer of HMS or any of its subsidiaries by blood, marriage or adoption.

Name	Age	Position
William C. Lucia	57	President and Chief Executive Officer
Eugene V. DeFelice	56	Executive Vice President, General Counsel and Corporate Secretary
Cynthia Nustad	44	Executive Vice President and Chief Information Officer
Jeffrey S. Sherman	49	Executive Vice President, Chief Financial Officer and Treasurer
Tracy A. South	56	Chief Administrative Officer and Executive Vice President, Human Resources
Semone Wagner	51	Executive Vice President, Operations
Douglas M. Williams	56	Division President, Markets

        The principal occupations for the last five years, as well as certain other biographical information, for each of our current executive officers are set forth below.

        William C. Lucia has served as our President and Chief Executive Officer since March 2009 and as one of our directors since May 2008. In addition, Mr. Lucia has been appointed by the Board of Directors to serve as Chairman of the Board, effective as of the date of the 2015 Annual Meeting. From May 2005 to March 2009, Mr. Lucia served as our President and Chief Operating Officer. Since joining us in 1996, Mr. Lucia has held several positions with us, including: President of our subsidiary, Health Management Systems, Inc. from 2002 to 2009; President of our Payor Services Division from 2001 to 2002; Vice President and General Manager of our Payor Services Division from 2000 to 2001; Vice President of our Business Office Services from 1999 to 2000; Chief Operating Officer of our former subsidiary Quality Medical Adjudication, Incorporated (QMA) and Vice President of West Coast Operations from 1998 to 1999; Vice President and General Manager of QMA from 1997 to 1998; and Director of Information Systems for QMA from 1996 to 1997. Prior to joining us, Mr. Lucia served in various executive positions including Senior Vice President, Operations and Chief Information Officer for Celtic Life Insurance Company, and Senior Vice President, Insurance Operations for North American Company for Life and Health Insurance. Mr. Lucia is a Fellow of the Life Management Institute Program through LOMA, an international association through which insurance and financial services companies around the world engage in research and educational activities to improve company operations.

        Eugene V. DeFelice has served as our Executive Vice President, General Counsel and Corporate Secretary since March 2014. Mr. DeFelice has more than 30 years of legal experience, 20 years of which has been in corporate healthcare and technology. From September 2010 to March 2014, Mr. DeFelice served as Vice President, General Counsel and Corporate Secretary for Barnes & Noble, Inc. and was responsible for all legal matters. From November 2006 to August 2010, he served as Senior Vice President, General Counsel and Corporate Secretary of Savvis Inc., a global information technology service provider. Prior to Savvis, he held various general counsel and other legal positions, as well as operational roles, in several healthcare and technology companies, and also spent approximately nine years at Hoffmann-LaRoche in progressively senior positions.

        Cynthia Nustad has served as our Executive Vice President and Chief Information Officer since February 2011. Ms. Nustad has over 17 years of management experience in the healthcare information technology industry. From January 2005 to January 2011, Ms. Nustad served as Vice President of Architecture and Technology for Regence (Blue Cross Blue Shield), where she was responsible for servicing a large corporation across multiple sites and states. From May 2002 to December 2004, Ms. Nustad served as the Vice President of Software Development and Product Management for OAO Healthcare Solutions, Inc. (OAO). During her tenure at OAO, Ms. Nustad managed, from inception to commercialization, the strategic development of a flagship platform and database-independent managed care benefits and claims processing system designed for healthcare plans, self-insured employer groups and government agencies—among others. Prior to OAO, Ms. Nustad held leadership roles at e-MedSoft.com and WellPoint Health Networks.

        Jeffrey S. Sherman has served as our Executive Vice President, Chief Financial Officer and Treasurer since September 2014. Mr. Sherman has over 25 years of experience in healthcare operations, strategic planning and financial performance in senior financial executive positions. Prior to joining HMS, Mr. Sherman served as Executive Vice President and Chief Financial Officer of AccentCare, a healthcare delivery organization, from September 2013 to August 2014. From April 2009 to September 2013, he served as Executive Vice President and Chief Financial Officer of Lifepoint Hospitals, Inc. From September 2005 until April 2009, Mr. Sherman served as Vice President and Treasurer of Tenet Healthcare, where he managed all aspects of corporate finance, including cash flow management and capital structure, and was responsible for risk management. Mr. Sherman served in various capacities for Tenet and its predecessor company since 1990, including as a hospital chief financial officer and regional vice president.

        Tracy A. South has served as our Chief Administrative Officer and Executive Vice President, Human Resources, since May 2014. She served as our Senior Vice President of Human Resources from December

2011 to May 2014. Ms. South has over 20 years of executive-level human resources experience, including at national healthcare organizations. From 2003 to 2011, Ms. South served as the Senior Vice President, Chief Human Resources Officer at Mosaic Sales Solutions, a privately-held full-service marketing agency in Irving, Texas. She built that company's North America Human Resources department, focusing on attracting and training a dispersed workforce of over 10,000 employees hired to represent world-class brands at retail, in the community and online. In her role, Ms. South oversaw Talent Acquisition, HR Services and Organizational Effectiveness. Ms. South also served as Vice President of Human Resources for Tenet Healthcare, initially for the Central Northeast Division, which included 38 hospitals and over 40,000 employees, and subsequently at the corporate level. Prior to Tenet, she led the Human Resources department for Aetna US Healthcare, where she oversaw a broad range of functions and designed human resources strategies to align with business practice areas.

        Semone Wagner has served as our Executive Vice President of Operations since April 2013, responsible for our core operations, including the coordination of benefits service line. Ms. Wagner has extensive experience in healthcare claims processing, operations and reengineering. She has a track record for leading change, driving quality performance and reducing unit costs in complex operating environments. Prior to joining HMS, Ms. Wagner served as Senior Vice President of Claim Operations at United HealthCare (UHC), where she oversaw the operations for all business lines and major platforms processing over 500 million claims annually. Under her leadership, the company achieved industry-leading performance levels, earning the American Medical Association designation for the industry's best claim operation in 2011 and 2012.

        Douglas M. Williams has served as our Division President of Markets since January 2015, responsible for leading the state and federal government and commercial markets, sales and marketing. From December 2013 to January 2015, he served as our Division President of Commercial Solutions, responsible for leading our commercial product and business development strategy. Mr. Williams has over 25 years of experience in healthcare information technology, sales, and operations. From 2010 to 2013, Mr. Williams served as Chief Information Officer of Aveta, which was acquired by Optum Inc. in 2012. From 2008 to 2010, he served as a Healthcare Partner with Protiviti, Inc., where he built a healthcare consulting practice. From 2006 to 2008, he served as Senior Vice President of the Payer Business Unit at MedeAnalytics, where he was responsible for building the sales team and significantly expanding the company's sales pipeline. Mr. Williams' healthcare consulting background also includes serving as a Global Healthcare Partner for IBM, where he was responsible for developing and managing IBM's global healthcare practice.

Section 16(A) Beneficial Ownership Reporting Compliance

        Pursuant to Section 16(a) of the Exchange Act, as amended, our executive officers, directors and persons owning more than 10% of a registered class of our equity securities are required to file reports of ownership and changes in ownership of common stock with the SEC. Copies of such reports are required to be furnished to us.

        Based solely on a review of the copies of such reports furnished to us, or written representations that no other reports were required, we believe that during fiscal year 2014, all of our executive officers and directors complied with the requirements of Section 16(a), except that (i) due to administrative error, 1 report covering 1 transaction was not timely reported by each of Mr. Donabauer and Ms. Wagner, and (ii) 5 late reports from 2009 through 2013, covering an aggregate of 14 transactions involving a change in beneficial ownership from direct holdings to indirect holdings through a series of gifts of shares to a revocable family trust for which Mr. Lucia serves as trustee were not timely reported by Mr. Lucia. All of such reports were promptly filed on behalf of the respective officers upon learning of the unreported transactions.

Code of Ethics

        As previously disclosed, on July 31, 2014, our Board of Directors approved certain amendments to the Company's Code of Conduct, Code of Conduct for Designated Senior Financial Managers and Code of Ethics to harmonize the codes and integrate them into one document (the "Amended Code of Conduct") applicable to all of our directors, officers and employees, including all of the Company's subsidiaries' employees, officers, directors, contractors, contingent workers and business affiliates. No substantive amendment to any element of the "code of ethics" definition enumerated in Item 406(b) of Regulation S-K was effectuated as a result of these amendments. A copy of the Amended Code of Conduct is publicly available on our website under the "Investor Relations"/"Corporate Governance" section at: http://investor.hms.com/governance.cfm and can also be obtained free of charge by sending a request to our Corporate Secretary at 5615 High Point Drive, Irving, Texas 75038. We intend to disclose any future amendments or waivers to the provisions of the Amended Code of Conduct that relate to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions by filing such information on a Current Report on Form 8-K with the SEC within four business days, to the extent such filing is required by the NASDAQ Marketplace Rules; otherwise, we will disclose such amendments or waivers by posting such information on our website.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

Introduction

        This Compensation Discussion and Analysis ("CD&A"), describes our 2014 executive compensation program and should be read in conjunction with the compensation tables and related narrative descriptions that follow those tables. In particular, this CD&A explains how the Compensation Committee of the Board of Directors made its compensation decisions for our named executive officers for 2014.

        For 2014, our named executive officers are:

  •
  William C. Lucia, President and Chief Executive Officer;

  •
  Jeffrey S. Sherman, Executive Vice President, Chief Financial Officer and Treasurer;

  •
  Eugene V. DeFelice, Executive Vice President, General Counsel and Corporate Secretary;

  •
  Cynthia Nustad, Executive Vice President and Chief Information Officer;

  •
  Semone Wagner, Executive Vice President, Operations;

  •
  Walter D. Hosp, former Executive Vice President, Chief Financial Officer and Chief Administrative Officer; and

  •
  Joseph M. Donabauer, Senior Vice President and Controller and former interim Principal Financial Officer and interim Treasurer.

        On March 10, 2014, Mr. Hosp tendered his resignation as our Executive Vice President, Chief Financial and Administrative Officer, which was effective June 6, 2014. Mr. Donabauer served as interim Principal Financial Officer and interim Treasurer from June 6, 2014 through September 8, 2014, the date that Mr. Sherman joined the Company.

2014 Say-on-Pay Vote

        At the Company's 2014 Annual Meeting of Stockholders, approximately 99% of the votes cast on the say-on-pay proposal were in favor of our executive compensation program described in our 2014 Proxy Statement. The Compensation Committee believes that this vote affirms stockholders' support of the Company's general approach to executive compensation, and therefore, did not change its compensation philosophy as it made decisions for 2014. As market practices on executive compensation policies evolve, the Compensation Committee will continue to evaluate and, if needed, make changes to our executive compensation program to ensure that the program continues to reflect our pay-for-performance compensation philosophy and objectives. The Compensation Committee will also continue to consider the outcome of the Company's say-on-pay votes when making future compensation decisions for executive officers.

Executive Summary

2014 Financial Performance Overview

        The following is an overview of our financial performance for the year ended December 31, 2014.

  •
  For the full year ended December 31, 2014, we reported revenue of $443.2 million, a 9.9% decrease compared to 2013 revenue of $491.8 million due primarily to an $86.0 million decline in our Medicare Recovery Audit Contractor (RAC) business. Excluding RAC revenue, revenue for the year increased by $37.4 million, or 9.7%, to $421.2 million.

  •
  Our 2014 commercial revenue was $170.9 million, a 14.6% increase over 2013 commercial revenue of $149.1 million, and our 2014 state government revenue was $225.9 million, an 8.9% increase over 2013 state government revenue of $207.5 million.

  •
  We reported adjusted earnings before interest, taxes, depreciation, amortization and stock-based compensation expense (adjusted EBITDA) of $101.2 million for the full year 2014, which represented a decrease of 30.2% compared to adjusted EBITDA of $145.0 million for the prior year.

  •
  Our stock price declined by 6.9% for the one-year period ending December 31, 2014 and declined 33.9% for the three-year period ended December 31, 2014.

        A reconciliation of the non-GAAP measure adjusted EBITDA is set forth on Annex A of this Amendment.

Key Compensation Actions

        The following highlights key decisions and actions during 2014 and early 2015 regarding our executive compensation practices and program. These decisions and actions were made with the advice of the Compensation Committee's independent consultant, Frederic W. Cook & Co., Inc. ("F.W. Cook") (see "Role of Compensation Consultant" below) and are discussed in greater detail elsewhere in this CD&A.

  •
  Changes to the Short-Term (Cash) Incentive Program.  In February 2014, we introduced certain corporate strategic objectives as a performance measure under the 2014 Short-Term Incentive Program in addition to financial objectives, such as EBITDA and revenue. We believe that the addition of strategic objectives better balances the achievement of short-term financial goals with other leading indicators of the Company's success.

  •
  New Executive Talent.  In order to attract and retain top executive talent in 2014, in connection with the commencement of employment of Messrs. DeFelice and Sherman, we approved, among other things, a sign-on bonus, subject to certain conditions, and an initial equity grant, subject to certain conditions and restrictions, for each of Messrs. DeFelice and Sherman, pursuant to their respective employment agreements with the Company. A discussion regarding these actions and decisions follows later in this CD&A.

  •
  Introduction of Stock Ownership Guidelines and Clawback Policy.  In October 2014, to better align the interests of our directors and executives officers with the interests of our stockholders and further promote our commitment to sound corporate governance and executive compensation practices, the Board adopted stock ownership guidelines, as well as a "clawback" policy applicable to certain cash and equity compensation, to help protect against malfeasance risk.

  •
  Changes in Equity Mix of Long-Term Incentive Awards.  On October 20, 2014, with the advice of our independent consultant F.W. Cook., we approved changes in the equity mix of the long-term incentive awards granted annually in the fourth quarter to our senior executives. Consistent with the market practice of our peers, we changed the mix of long-term incentive awards to our senior executives, including the named executive officers, from 100% non-qualified stock options to 50% non-qualified stock options and 50% restricted stock units. Fifty percent of both the stock option and restricted stock unit awards are subject to stock price performance conditions.

  •
  Updated Peer Group.  In November 2014, we modified our executive compensation peer group by adding one company and removing one company. These changes were made to ensure that our peer group continues to provide an appropriate benchmark for competitive pay analyses.

  •
  Extension of President and Chief Executive Officer's Employment Agreement.  In January 2015, we amended our employment agreement with Mr. Lucia on substantially the same terms as his prior agreement, in order to extend Mr. Lucia's employment with us for an additional three year term.

  •
  Combination of Two Annual Long-Term Incentive Awards into One Annual Award.  We determined in October 2014 that, effective beginning in 2015, the two long-term incentive awards historically granted in the first and fourth quarters of each year will be combined instead into one annual grant in the first quarter of each year. This change better aligns us with peer group practice and simplifies our equity plan administration. We also believe that a single long-term incentive grant is more retentive and motivational than two smaller grants.

Philosophy, Objectives and Principles of Our Executive Compensation Program

        Our mission is to work passionately to increase the value of the healthcare system so healthcare dollars can benefit more people. To support this mission and other strategic objectives as approved by the Board and to provide adequate returns to stockholders, we must compete for, attract, develop, motivate and retain top quality executive talent at the corporate and operating business unit levels during periods of both favorable and unfavorable business conditions.

        Our executive compensation program is a critical management tool in achieving this goal. "Pay for performance" is the underlying philosophy for our executive compensation program. The program is designed and administered to:

  •
  reward performance that drives the achievement of our short and long-term goals;

  •
  align the interests of our senior executives with the interests of our stockholders, thus rewarding individual and team achievements that contribute to the attainment of our business goals;

  •
  foster teamwork and encourage our senior executives to work together with key personnel in the interest of company performance;

  •
  attract, develop, motivate and retain high-performing senior executives by providing a balance of total compensation opportunities, including salary and short and long-term incentives that are competitive with similarly situated companies and reflective of our performance;

  •
  help ensure that costs are appropriately supported by performance in a manner consistent with our intention that, where practicable, short and long-term incentive compensation payouts qualify as performance-based compensation that is tax deductible under Code Section 162(m); and

  •
  motivate our senior executives to pursue objectives that create long-term stockholder value and discourage behavior that could lead to excessive risk, by balancing our fixed and at-risk pay (both short and long-term incentives) and choosing financial metrics that we believe drive long-term stockholder value.

Pay-For-Performance

        We design our compensation programs to make a meaningful amount of target total direct compensation (salary, plus target annual incentive compensation, plus long-term incentives) dependent on the achievement of performance objectives. In the tables that follow, we compare the target total direct compensation for our Chief Executive Officer in each of the last three fiscal years (Table 1) to the corresponding amounts that were paid or that may be considered realizable (based on the methodology described below) as of December 31, 2014 (Table 2).

        Table 1 below presents our President and Chief Executive Officer's salary, incentive bonus opportunity at the target level, stock awards and option awards for each of the last three fiscal years. In Table 1, the stock award and option award amounts reflect the grant date fair value of each such award (at the target level with respect to the stock awards for 2013 and 2014, which were subject to performance-vesting criteria), the same value at which such awards are required, under applicable SEC regulations, to be reflected in the Summary Compensation Table included in this Amendment.

Table 1—Target Total Direct Compensation—Chief Executive Officer

Fiscal Year	Salary ($)	Short-Term (Cash) Incentive (STIP) Opportunity at Target ($)	Stock Awards ($)	Option Awards ($)	Target Total Direct Compensation ($)
2014	650,000	650,000	1,412,490	737,497	3,449,987
2013	650,000	650,000	674,988	1,200,000	3,174,988
2012	650,000	650,000	—	1,200,000	2,500,000

3-Year Totals	1,950,000	1,950,000	2,087,478	3,137,497	9,124,975

        Table 2 below illustrates how our performance affected payouts and realization of the target total direct compensation that was available to our President and Chief Executive Officer.

Table 2—Total Direct Compensation That May Be Considered Realizable at 12/31/2014 as a Percentage of Target Total Direct Compensation—Chief Executive Officer

Fiscal Year	Salary ($)	Short- Term (Cash) Incentive (STIP) Payout ($)(1)	Value of Stock Awards at 12/31/2014 ($)(2)	Intrinsic Value of Option Awards at 12/31/2014 ($)(3)	Total Direct Compensation at 12/31/2014 ($)	Total Direct Compensation at 12/31/2014 as a percentage of Target Total Direct Compensation (%)
2014	650,000	468,000	1,426,844	—	2,544,844	74
2013	650,000	—	496,494	—	1,146,494	36
2012	650,000	—	—	—	650,000	26

3-Year Totals	1,950,000	468,000	1,923,338	—	4,341,338
Percent of Corresponding Amount in Table 1	100%	24%	92%	0%	48%	48%

(1)
This column shows the portion of the target-level STIP in Table 1 that was actually paid to our President and Chief Executive Officer in each of the last three fiscal years. Due to the level of achievement in comparison to the performance objectives that were part of our annual incentive compensation program, payouts to our President and Chief Executive Officer over the past three fiscal years amounted to approximately 24% of the aggregate target short-term cash incentive compensation for such period.

(2)
Stock awards for fiscal 2014 and 2013 are valued based on the closing market price per share of our common stock on December 31, 2014 of $21.14 per share. There were no stock awards in 2012.

(3)
For purposes of this table, option awards are valued at zero because each such award has an exercise price that is greater than the closing market price for a share of our common stock on December 31, 2014. While our President and Chief Executive Officer may realize value on such option awards in the future, the value realized, if any, will depend on the extent to which there is appreciation in the market price of our common stock.

        The foregoing tables illustrate that our annual and long-term incentive programs over the past three fiscal years have been designed to make a meaningful amount of our President and Chief Executive Officer's target total direct compensation dependent on the achievement of performance objectives and have resulted in actual compensation significantly less than the target amount.

Key Governance Features of Our Executive Compensation Program

        Our executive compensation programs reflect a number of best practices implemented by the Compensation Committee and the Board of Directors in recent years, including:

  •
  No tax gross-ups on perquisites and no change-in-control-related excise tax gross-ups in employment agreements;

  •
  No history of option repricing or cash buyouts of underwater options;

  •
  Employees and directors are prohibited from pledging our securities as collateral for a loan and entering into hedging and derivative transactions with respect to our securities;

  •
  Equity plans do not have evergreen share authorizations and do not allow for liberal share recycling;

  •
  Salary increases and short-term incentive compensation are not guaranteed;

  •
  Retention by our Compensation Committee of an independent compensation consultant;

  •
  No pensions or supplemental executive retirement plans;

  •
  Limited use of executive perquisites;

  •
  Significant stock ownership guidelines pursuant to which the Chief Executive Officer is required to hold five times his base salary in our common stock and all other executive officers are required to hold two times their base salary in our common stock; and

  •
  Adoption of a clawback policy that permits the Company to recover from any current or former Company executive officer such executive officer's incentive bonus and equity compensation gains attributable to such executive officer's misconduct occurring after January 1, 2015, that causes a subsequent restatement of our financial statements.

Management and the Compensation Committee

Role of Management

        Our President and Chief Executive Officer together with our Chief Financial Officer and Executive Vice President of Human Resources develop recommendations regarding the design of our executive compensation program. In addition, they are involved in setting the financial and strategic objectives that, subject to the approval of the Board and the Compensation Committee, are used as the performance measures for the short and long-term incentive plans. Our Chief Financial Officer provides the Compensation Committee with financial information relevant to determining the achievement of performance objectives and related annual cash incentive compensation. As part of its review process, the Compensation Committee receives from our President and Chief Executive Officer a compensation recommendation and assessment of performance against individual objectives, for each other named executive officer and recommendations regarding base salary and short and long-term incentives.

Role of Compensation Committee

        Our executive compensation program is administered by the Compensation Committee. The Compensation Committee determines and approves total executive remuneration based on its review and evaluation of recommendations presented by our President and Chief Executive Officer and the advice of F.W. Cook. Our President and Chief Executive Officer does not participate in the Compensation Committee's deliberations or decisions with regard to his own compensation.

Compensation Consultant and Peer Group Analysis

Role of Compensation Consultant

        The Compensation Committee has retained F.W. Cook as its independent compensation consultant to provide advice and guidance with respect to executive compensation. F.W. Cook reports directly to the Compensation Committee and the Compensation Committee oversees the fees paid for F.W. Cook's services. The Compensation Committee uses F.W. Cook to review management's executive compensation recommendations with the instruction that F.W. Cook is to advise the Compensation Committee independent of management and to provide such advice for the benefit of the Company and its stockholders. F.W. Cook does not provide any consulting services to the Company beyond its role as a consultant to the Compensation Committee. The Compensation Committee has assessed the independence of F.W. Cook pursuant to SEC rules and concluded that no conflict of interest exists that would prevent F.W. Cook from serving as an independent consultant to the Compensation Committee.

        F.W. Cook provided the following services to the Compensation Committee in 2014:

  •
  assisted in the design and development of all elements of the 2014 executive compensation program;

  •
  assisted with the review of the amendment to Mr. Lucia's employment agreement;

  •
  provided competitive benchmarking and market data analysis;

  •
  provided analyses and industry trends relating to the compensation of our President and Chief Executive Officer and our other named executive officers;

  •
  aided the evaluation of modifications to long-term incentive grant practices, including changes to timing of equity grants, equity mix, performance conditions, and allocation of equity amounts;

  •
  provided updates with regard to emerging trends and best practices in executive compensation; and

  •
  reviewed and provided advice on the Company's executive compensation-related disclosures in this Amendment.

Peer Group Compensation Analysis

        When evaluating our executive compensation program, our Compensation Committee measures our program against that of a peer group of public companies that is developed with guidance from F.W. Cook. This peer group, which is reviewed annually by the Compensation Committee, consists of companies the Compensation Committee believes are generally comparable to us in size, financial profile and scope of operations and, in certain cases, against which the Compensation Committee believes we compete for executive talent.

        Certain executive compensation decisions for 2014 were based in part on benchmarking data from the peer group established by the Compensation Committee in October 2013. Companies included in this peer group for purposes of establishing 2014 executive compensation levels through October 2014 were: Accretive Health, Inc., Acxiom Corp, Allscripts-Misys Healthcare Solutions Inc., AthenaHealth, Inc., Bottomline Technologies (de), Inc., DealerTrack Technologies,Inc., ExlService Holdings, Inc., Fair Isaac Corp, MAXIMUS, Inc., MedAssets, Inc., Medidata Solutions, Inc., NeuStar, Inc., Quality Systems, Inc., Tyler Technologies, Inc. and WEX, Inc. (collectively, the "2013 Peer Group"). This peer group reflects (relative to the Company's prior year peer group) the removal of Concur Technologies, Inc. and MICROS Systems, Inc. because of their difference in size relative to us.

        The chart below compares HMS's revenue, net income, EBITDA and market capitalization to the median of our 2013 Peer Group at the time the 2013 Peer Group was established. Note that although our revenue and market capitalization are below the peer median, our net income and EBITDA are above the peer median.

(in millions)(1)	HMS	2013 Peer Group Median
Revenue	$489	$671
Net Income(2)	$48	$38
EBITDA	$151	$109
Market Capitalization(3)	$1,887	$2,103

(1)
Revenue, Net Income and EBITDA based on most recently available four quarters as of October 21, 2013.

(2)
Before extraordinary items and discontinued operations.

(3)
As of September 30, 2013.

        In November 2014, the Committee, with guidance from F.W. Cook, reviewed the Company's peer group and determined that a majority of the peer group generally continues to be reasonable from both size and business model perspectives. Based on its annual review, the Committee updated the Company's peer group to include the following companies: Acxiom Corp, Allscripts-Misys Healthcare Solutions Inc., AthenaHealth, Inc., Bottomline Technologies (de), Inc., DealerTrack Technologies,Inc., ExlService Holdings, Inc., Fair Isaac Corp, MAXIMUS, Inc., MedAssets, Inc., Medidata Solutions, Inc., NeuStar, Inc., Omnicell, Inc., Quality Systems, Inc., Tyler Technologies, Inc. and WEX, Inc. (collectively, the "2014 Peer Group"). This peer group reflects (relative to the Company's prior peer group) the addition of Omnicell, Inc., a comparably-sized health care technology company, and the removal of Accretive Health because of its delisiting from the New York Stock Exchange in March 2014. We believe these changes maintain the Company's size positioning against the peer group within the median range, consistent with our overall total direct target compensation philosophy.

        The chart below compares HMS's revenue, net income, EBITDA and market capitalization to the median revenue, net income, EBITDA and market capitalization for our 2014 Peer Group. Note that although our revenue and market capitalization are below the median, our net income and EBITDA are above the peer median.

(in millions)(1)	HMS	2014 Peer Group Median
Revenue	$467	$672
Net Income(2)	$32	$29
EBITDA	$117	$107
Market Capitalization(3)	$1,654	$1,946

(1)
Revenue, Net Income and EBITDA based on most recently available four quarters as of October 6, 2014.

(2)
Before extraordinary items and discontinued operations.

(3)
As of September 30, 2014.

2014 Competitive Review

        During the fourth quarter of 2014, the Compensation Committee retained F.W. Cook to conduct a competitive review of the overall compensation packages of our named executive officers (the "2014 Competitive Review"). The analysis was based on a review of the compensation of our named executive officers to similarly situated executives in the 2014 Peer Group. While we generally aim to set each named executive officer's target total direct compensation between the median and 75th percentile of the levels paid to similarly situated executives in our peer group, such data is intended to serve as one of several reference points to assist the Compensation Committee in its discussions and deliberation. The Compensation Committee reserves flexibility to vary from this positioning based on a variety of factors including prior year compensation targets, the named executive officer's overall performance, changes in roles or responsibilities, and prior year short- and long-term incentive payments.

        As part of the 2014 Competitive Review, the Compensation Committee reviewed (i) a competitive analysis of the target total direct compensation of the named executive officers, including base salary and short and long-term incentives, (ii) an analysis of our 2013 actual compensation levels for the named executive officers and our performance relative to the peer group companies and (iii) a competitive assessment of our aggregate long-term incentive grant practices, including a review of share usage (shares granted in equity plans as a percentage of weighted average shares outstanding), potential dilution relative to peer group practice and fair value transfer that measures the aggregate value of long-term incentives in absolute dollars and as a percent of market capitalization.

2014 Executive Compensation Elements

        The primary elements of our executive compensation program are as follows:

Element	Type	Objective
Annual Base Salary	Fixed cash compensation for performing day-to-day responsibilities	Recognizes skills, experience and responsibilities
Annual Short-Term Incentive Compensation	Cash compensation awards based on the achievement of short-term financial goals and other strategic objectives measured over a specific year	Promotes and rewards short-term corporate performance and achievement of our strategic objectives
Annual Long-Term Incentive Compensation	Restricted stock units Nonqualified stock options

Builds executive stock ownership, retains executives and aligns compensation with the achievement of our long-term financial goals of creating stockholder value and our strategic objectives as measured over multi-year periods

        In addition, we generally also provide salary and benefit continuation payments that are only payable if an executive officer's employment is terminated under specific circumstances. These benefits, which provide reasonable income protection in the event an executive officer's employment is terminated without cause or, following a change in control, an executive officer resigns for good reason, support our executive retention goal and encourages executive independence and objectivity in considering a potential change in control transaction.

        The Compensation Committee does not have a formal or informal policy or target for allocating compensation between cash and non-cash compensation, or among the different forms of non-cash compensation. In allocating compensation between cash and non-cash forms, we, after reviewing information provided by F.W. Cook, determine what we believe in our business judgment is the appropriate level with respect to each of the various compensation components.

        For 2014, the Compensation Committee re-evaluated the structure of our short-term (cash) incentive program and long-term incentive compensation and determined to implement a number of changes to establish increased linkage between metrics, goal-setting and incentive payouts and the Company's overall strategic goals, increase participant accountability, and balance annual and long-term results. These changes include modifying the Company's annual short-term (cash) incentive plan to include a portion based on the Company's achievement of non-financial strategic objectives and revising the equity mix of long-term incentive compensation.

Base Salary

        Base salary is used to recognize the experience, skills, knowledge and responsibilities of our employees, including our named executive officers. The key factors in determining base salary are the competitive rate among our peers for positions of like responsibility and the level of the named executive officer's salary in relation to other employees within the Company with similar responsibilities and tenure.

        The Compensation Committee reviews base salaries annually and, if appropriate, makes adjustments to reflect market levels generally every two years after taking into account individual responsibilities, performance and experience and the recommendations of the Chief Executive Officer. For 2014, the base salaries for Messrs. Lucia and Hosp and Ms. Nustad remained at $650,000, $450,000 and $425,000, respectively. With respect to Ms. Wagner, the Committee increased her base salary in March 2014, from $450,000 to $475,000 based on her significant contributions and increased scope of responsibilities as Executive Vice President of Operations, the recommendation of the Chief Executive Officer and the benchmarking data provided by F.W. Cook. In March 2014, Mr. Donabauer received a merit increase from $245,000 to $252,350 to recognize his performance, contributions and achievements in 2013. Both Mr. DeFelice and Mr. Sherman joined the Company during 2014, and their base salaries were established at $425,000 and $500,000, respectively.

Annual Short-Term (Cash) Incentive Compensation

        The Compensation Committee awards annual short-term cash incentive compensation to our named executive officers in accordance with specific performance criteria established each year and based on the extent to which those criteria were achieved. The Compensation Committee believes that this element of our executive compensation program promotes the Company's performance-based compensation philosophy by providing named executive officers with direct financial incentives for achieving specific short-term performance goals. Performance criteria for the annual short-term cash incentive awards are established and awards are ultimately made in a manner intended to reward both overall corporate performance and an individual's participation in attaining such performance. Our annual short-term cash incentive awards are paid in cash, ordinarily in a single payment in the first quarter following the completion of the fiscal year.

        Our Board of Directors has adopted, and our stockholders have approved, the HMS Holdings Corp. Annual Incentive Compensation Plan ("AIP") to provide key executives incentive awards that are intended to qualify as performance-based compensation and that are intended to be deductible for federal income tax purposes under the Internal Revenue Code of 1986 (the "Code"). The AIP is entirely objective. Participants in the AIP are eligible to receive a maximum bonus award of $2,000,000, subject to the Compensation Committee's authority to use negative discretion, if the predetermined objective goal for the fiscal year is met. EBITDA was selected as the performance metric under the AIP for fiscal year 2014 because it is a primary reporting metric for the Company. EBITDA is calculated based on generally accepted accounting principles (GAAP) income before income taxes to exclude the effects of interest, depreciation and amortization of intangible assets, as reported in our financial statements for the year ended December 31, 2014. All of the named executive officers other than Mr. Donabauer were participants under the AIP for fiscal 2014.

        In February 2014, the Compensation Committee established the 2014 Short-Term (Cash) Incentive Plan ("2014 STIP"). The 2014 STIP operates as a sub plan under our stockholder approved AIP. This plan within a plan structure is designed to preserve deductibility under Section 162(m) of the Code, while giving the Compensation Committee the flexibility to grant awards that reflect financial and strategic achievements based on both objective and subjective criteria. The Compensation Committee established performance goals for each executive officer under the 2014 STIP that were used to determine actual bonus amounts that were paid in 2015, which are below the officers' maximum award under the AIP, if applicable.

        Awards under the 2014 STIP were made from a bonus pool sized based on the aggregate target incentive opportunity for all eligible employees. Generally, an employee's target annual incentive opportunity is established based on the employees' management level within the Company and is expressed as a percentage of annual base salary. The target annual incentive opportunities approved by the Compensation Committee for our named executive officers are as follows:

Named Executive Officer	Target Incentive Opportunity (as a % of base salary)
W. Lucia	100%
J. Sherman	65%
E. DeFelice	65%
K. Wagner	65%
C. Nustad	65%
W. Hosp(1)	65%
J. Donabauer	50%

(1)
Mr. Hosp resigned as our Executive Vice President, Chief Financial Officer and Treasurer, effective as of June 6, 2014.

  2014 Performance Goals

        For 2014, with input from F.W. Cook, the Compensation Committee determined to redesign the short-term (cash) incentive program, which was historically funded based solely on achievement of financial objectives, to include both financial and non-financial objectives. The Compensation Committee established revenue and adjusted EBITDA as the financial metrics under the 2014 STIP. We believe that revenue and adjusted EBITDA are strong indicators of our overall financial performance and are key indicators used by industry analysts to evaluate our operating performance. We define adjusted EBITDA, which is a non-GAAP measure, as earnings before interest, taxes, depreciation, amortization, and stock based compensation. In addition to the financial objectives, the Compensation Committee established certain strategic objectives under the 2014 STIP in order to motivate participants to achieve the overall short-term strategic goals of the Company. Weightings then were established for each of the three performance metrics for 2014—50% for adjusted EBITDA, 25% for revenue and 25% for strategic objectives, as well as specific performance targets for revenue and adjusted EBITDA. The adjusted EBITDA target for 2014 was $123.0 million. The revenue target for 2014 was $443.0 million.

        The bonus pool under the 2014 STIP was funded based on the level of achievement of each of the performance objectives. As illustrated in the charts below, the applicable percentage of the bonus target to be paid varies with the Company's level of achievement of its adjusted EBITDA target and revenue target. Payout levels for the portions of the incentive award subject to achievement of these financial objectives were limited to 200% of target.

Adjusted EBITDA

Percent of Target Achieved	Bonus Multiple
<85%	—
85%	0.5
86% - 99%	Payout is a straight line from 0.5 to 1.0
100%	1.0
101% - 130%(1)	Payout is a straight line from 1.0 to 2.0

(1)
Payouts above 100% are subject to a limit of 20% of incremental adjusted EBITDA above budget.

Revenue

Percent of Target Achieved	Bonus Multiple
<90%	—
90%	0.5
90% - 99%	Payout is a straight line from 0.5 to 1.0
100%	1.0
101% - 120%(1)	Payout is a straight line from 1.0 to 2.0

(1)
Payouts above 100% are subject to a limit of 20% of incremental adjusted EBITDA above budget.

        In addition to financial objectives, the following strategic objectives were established for 2014 to align our objectives with those of our customers, stockholders and employees:

  •
  Build increased sales competency: Establish a sales organization and formal sales process and develop a sales incentive plan focused on accelerating profitable growth.

  •
  Drive operational effectiveness/margin improvement: Increase revenue per employee and product yield.

  •
  Rationalize product portfolio: Establish a Product Management function and exit or improve the profitability of underperforming products.

  •
  Improve customer satisfaction: Improve Voice of the Customer participation and scores.

  •
  Enhance employee engagement: Improve engagement scores in 2014 survey.

        The level of achievement of the strategic objectives is determined in the Compensation Committee's sole discretion.

        When considering whether the Company has achieved its goals for payouts under the pre-existing terms of the short-term (cash) incentive program, the Compensation Committee may determine to exclude certain significant unplanned items that may distort the Company's performance and that were largely out of the control of management. This practice helps ensure that our senior executives will be fairly treated and remain engaged and motivated and will not be unduly influenced in their day-to-day decision-making because they would neither benefit nor be penalized as a result of certain unexpected and uncontrollable or strategic events that may positively or negatively affect the performance goals in the short-term.

  2014 Short-Term (Cash) Incentive Compensation Calculation

        The named executive officers' 2014 incentive awards generally were determined by applying the predefined financial and strategic objectives weightings in the following formula:

        For 2014, the Company had adjusted EBITDA of $101.2 million and revenue of $443.2 million. In determining the cash bonus amounts to be paid to the named executive officers for services performed in 2014, the Compensation Committee approved adjustments to the 2014 financial targets to exclude the Medicare RAC revenue due to the significant uncertainty with the related procurement and award process, which was substantially beyond the control of management, and an adjustment to the adjusted EBITDA calculation to exclude the impact of 2014 legal fees incurred in connection with Public Consulting Group, Inc. ("PCG") litigation. The Compensation Committee determined that the facts giving rise to the PCG litigation were substantially outside of the control of current management and that the facts and circumstances underlying the litigation occurred in the past, prior to the employment of the management team (other than Mr. Lucia), and were related to the intervening wrongful acts of third parties. Additional considerations included fairness to the Company's management and employees and employee morale. These adjustments resulted in adjusted EBITDA of $107.4 million and adjusted revenue of $421.2 million, or 87.1% and 95.0% achievement of the respective financial objectives. In addition, the Compensation Committee determined that 100.0% of the strategic objectives for 2014 were met. Based on the Company's achievement level of each of the pre-determined performance objectives, the bonus pool under the 2014 STIP was funded at 72% of the target bonus pool.

Performance Objectives	Performance Objective Weighting	Bonus Pool at Target	Achievement of Performance Objective	Computed Bonus Pool
		(in thousands)		(in thousands)
Adjusted EBITDA	50%	$5,677	87.1%	$3,234
Revenue	25%	$2,838	95.0%	$2,141
Strategic Objectives	25%	$2,838	100.0%	$2,838

Totals	100%	$11,353		$8,213

% of Bonus Payout	72% of target

        Below is a comparison of target bonus amounts to actual bonus amounts paid to the named executive officers under the 2014 STIP.

Named Executive Officer	Target Bonus	Actual Percentage of Target Bonus Paid	Actual Bonus(1)
W. Lucia	$650,000	72%	$468,000
J. Sherman	$325,000	48%	$155,000
E. DeFelice	$276,250	72%	$198,000
K. Wagner	$308,750	86%	$265,000
C. Nustad	$276,250	72%	$200,000
J. Donabauer	$126,175	75%	$95,000
W. Hosp(2)	$292,500	—	—

(1)
The amounts in this column do not exceed the AIP maximum amounts of $2.0 million for any named executive officer.

(2)
Mr. Hosp resigned as our Executive Vice President, Chief Financial Officer and Treasurer, effective as of June 6, 2014.

        The actual bonus amounts for each of Messrs. Lucia and DeFelice and Ms. Nustad were determined by multiplying each officer's target bonus by 72%, the percentage of bonus payout calculated above. Mr. DeFelice's bonus was not pro-rated for a partial year of employment, pursuant to his employment agreement with the Company. Mr. Sherman joined the Company in September 2014 and was guaranteed a minimum bonus for the 2014 plan year of $150,000, pursuant to his employment agreement with the Company. Taking into consideration the recommendation of the President and Chief Executive Officer, the Compensation Committee approved a bonus of $155,000 for Mr. Sherman. In determining the amount of Ms. Wagner's bonus for 2014, the Compensation Committee considered her contribution to the Company's achievement of its overall strategic plan, and her individual contributions to the operations unit relative to the Company's other business areas, which, among other achievements, include increasing operational efficiency and improving employee engagement scores for 2014, in addition to the pre-established financial and strategic objectives, and determined to increase her award payment above the 72% payout level by $42,700. The amount of Mr. Donabauer's bonus for 2014 was determined in the President and Chief Executive Officer's discretion, pursuant to delegated authority by the Compensation Committee. The President and Chief Executive Officer determined to increase Mr. Donabauer's bonus payment above the 72% payout level based on his roles as interim Principal Financial Officer and interim Treasurer during part of 2014. Mr. Hosp was not eligible to receive a bonus for 2014 because he was not employed by the Company on the date the bonuses were paid.

Annual Long-Term Incentive Compensation

        We believe that equity grants provide our named executive officers with a strong link to our long-term performance in order to create an ownership culture and help to align their interests with those of our stockholders.

        In accordance with our Fourth Amended and Restated 2006 Stock Plan (the "2006 Stock Plan"), we set the exercise price of all stock options equal to the closing price of our common stock on the NASDAQ Global Select Market on the day of the grant. Accordingly, a stock option grant will provide a return to the executive officer only in the following circumstances, outside of a change in control: (i) the executive officer remains employed during the vesting period, (ii) the performance conditions (which relate to 50% of the stock option grant) are achieved, and (iii) the market price of our common stock appreciates from the option's exercise price. As a result, stock options strongly support our objective of ensuring that pay is aligned with changes in stockholder value.

        In addition to stock options, we previously have issued restricted stock awards and in more recent years, restricted stock unit awards, under the 2006 Stock Plan to support the goal of retaining our named executive officers and to further align the interests of our executives with stockholders by increasing their stock ownership. Because restricted stock and restricted stock units awarded to executives generally vest in installments over time, these awards will provide a return to the executive only if the executive remains employed during the vesting period. We also align pay with performance by establishing performance conditions with respect to all or a portion of the awards. With respect to any portion of an award subject to performance conditions, the award will provide a return to the executive only if the Company achieves its objectives. The value of the restricted stock awards and restricted stock unit awards granted to the executive increases or decreases as the market price of our common stock increases or decreases, further supporting our objective of ensuring that pay is aligned with changes in stockholder value.

  How Awards Are Granted

        The Compensation Committee historically has awarded two annual grants of equity at its regularly scheduled meetings held during the first and fourth quarters of the year. The dates of the regularly scheduled meetings are determined in advance, typically during the fourth quarter of the preceding year. At these regularly scheduled meetings, the Committee will meet with management and F.W. Cook to discuss and consider award determination, and if approved, the Committee will establish a grant date that is two business days after the date that the Company will file its next quarterly report on Form 10-Q or annual report on Form 10-K, as applicable, as well as the award amounts and terms of the awards for the executive officers.

        For purposes of determining equity awards for our other named executive officers, our President and Chief Executive Officer presents the Compensation Committee with his recommendations for the other executive officers. With respect to our President and Chief Executive Officer, the Committee considers the Company's performance and relative stockholder return and the awards given to the President and Chief Executive Officer in past years. The Committee also seeks guidance from F.W. Cook as to appropriateness of grant amounts, vesting schedules and performance conditions in light of market practices based on benchmarking data from our peer group companies. These equity awards are granted based upon the Compensation Committee's subjective evaluation of the appropriate grant depending upon the level of responsibility of each named executive officer and competitive positioning among our peer group companies.

        In addition to grants that are approved at the regularly scheduled meetings, the Compensation Committee approves off-cycle initial equity grants to attract and retain key new hires based on management's negotiations with the new hire candidate. These off-cycle grants are generally effective as of the date the new hire commences employment with the Company and are subject to time-based vesting.

  2014 Competitive Review

        In October 2014, the Compensation Committee evaluated the long-term incentive compensation component of the executive compensation program. With the guidance of F.W. Cook, the Committee reviewed the Company's long-term incentive grant practices, including a review of share usage (shares granted in equity plans as a percentage of weighted average shares outstanding), potential dilution relative to peer group practice and fair value transfer that measures the aggregate value of long-term incentives in absolute dollars and as a percent of market capitalization.

        Taking into consideration F.W. Cook's recommendations, the Committee established a target amount for total long-term compensation at a slightly higher level than previous years in order to maintain competitive market levels for recently recruited management with more experience to help the Company achieve its growth objectives and to encourage retention in light of the uncertainty of the Medicare RAC contract award process and volatility in the Company's stock price.

  2014 Long-Term Incentive Compensation

        For the 2014 fiscal year, in making its determinations with respect to granting annual long-term incentives, the Compensation Committee considered F.W. Cook's recommendations based on the 2014 Competitive Review (with respect to the fourth quarter 2014 grants) and peer group benchmarking data and the recommendations of the President and Chief Executive Officer (other than with respect to his own incentives), in addition to several objective factors, including comparative share ownership of similarly-situated executives, the Company's financial performance, the amount of equity previously awarded, the vesting of such awards and the retention value of the award. In determining amounts of long-term incentive compensation to be awarded, no fixed or specific mathematical weighting was applied to the subjective or the objective assessment of the named executive officers' individual achievements.

        For 2014, the Committee continued its prior year practice of awarding an annual grant of restricted stock units in the first fiscal quarter and an annual equity grant in the fourth fiscal quarter.

        First Quarter 2014 Grants.    On March 5, 2014, the Committee awarded an equity grant to (i) Mr. Lucia 33,399 of restricted stock units, (ii) Mr. Hosp 17,318 of restricted stock units, (iii) Mr. Donabauer 7,422 of restricted stock units, (iv) Ms. Wagner 24,740 of restricted stock units, and (v) Ms. Nustad 19,792 of restricted stock units, based on the closing price of our common stock of $20.21 on the NASDAQ Global Select Market on that date, provided that the Company achieved positive operating income before taxes for the fiscal year ending December 31, 2014. The vesting period of restricted stock units for the first quarter 2014 grant was reduced from five years to four years from the date of the grant to align with the market practices of our peer group companies and to match the period after which stock option awards are fully vested and exercisable.

        Fourth Quarter 2014 Grants.    In November 2014, with advice from F.W. Cook, the Committee determined to make certain changes to the mix of equity for the fourth quarter annual equity award. Specifically, the Committee shifted from an award of 100 percent stock options to an equal value weighting of non-qualified stock options and restricted stock units. The Committee believes that the mix of stock options and restricted stock units is appropriate because the two forms of awards together represent a balanced approach that reinforces our emphasis on pay for performance because the numbers of shares earned depends on the performance against pre-defined goals and the value of the shares fluctuates based on the stock price.

        In addition, in November 2014 the Committee determined that 50% of the value of their fourth quarter annual long-term incentive awards would be time-based and 50% would be performance-based with vesting tied solely to our stock price. The Committee believes that this mix of vesting supports several important objectives, including compensating named executive officers for achievement of long-term goals tied to business strategy through the use of performance-based vesting, rewarding named executive officers for sustained increases in stock price and ensuring the overall cost of the program is aligned with compensation realized by named executive officers and performance delivered to stockholders. The Committee believes that restricted stock units provide a retention incentive, enhance executive stock ownership, and align the interests of our executives with the interests of our stockholders. However, the Committee believes that allocating a portion of restricted stock units to performance goals would continue to offer a strong retention incentive while reinforcing the Company's long-term focus.

        On November 12, 2014, the following named executive officers received restricted stock unit awards as follows: (i) Mr. Lucia was awarded 34,096 restricted stock units, (ii) Mr. Sherman was awarded 15,603 restricted stock units, (iii) Mr. DeFelice was awarded 9,246 restricted stock units, (iv) Ms. Wagner was awarded 13,291 restricted stock units, (v) Ms. Nustad was awarded 11,558 restricted stock units, and (vi) Mr. Donabauer was awarded 2,080 restricted stock units, based on the closing price of our common stock of $21.63 on the NASDAQ Global Select Market on that date.

        On November 12, 2014, the following named executive officers received an award of non-qualified stock options to purchase shares of our common stock as follows: (i) Mr. Lucia was awarded 97,231 non-qualified stock options, (ii) Mr. Sherman was awarded 44,495 non-qualified stock options, (iii) Mr. DeFelice was awarded 26,367 non-qualified stock options, (iv) Ms. Wagner was awarded 37,903 non-qualified stock options, (v) Ms. Nustad was awarded 32,959 non-qualified stock options and (vi) Mr. Donabauer was awarded 5,932 non-qualified stock options.

Early 2015 Compensation Actions

Combination of Annual Long-Term Incentive Grants into One Annual Grant

        In the past, we granted long-term incentive compensation in two annual grants during the first and fourth quarters. Beginning in 2015, we determined instead to combine the two annual equity grants made during the first and fourth fiscal quarters into one annual grant during the first fiscal quarter in order to align the timing of annual grants to follow the determination and review of the prior year's financial results. This timing allows us to evaluate an executive's total compensation for the full year at one time while simplifying the annual equity award process.

Limited New Executive Perquisites

        In order to enhance the Company's ability to recruit and retain highly qualified executive talent, on February 6, 2015, and based on input from F.W. Cook, we determined to offer Guaranteed Standard Issue, or individual disability income insurance, to employees of the Company earning more than $300,000 in annualized base salary, as well as financial counseling services to the President and Chief Executive Officer and any officers of the Company who report directly to the President and Chief Executive Officer. We believe these benefits are comparable to benefits offered by companies of a similar size to ours. Each of the named executive officers, other than Mr. Donabauer, is eligible to receive these benefits.

Other Elements of Compensation Available to all Employees

Benefits and Other Compensation

        We maintain broad-based benefits that are provided to all employees, including health and dental insurance, life and disability insurance and a 401(k) plan. Our named executive officers are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees. The Company matches 100% of participant contributions to our 401(k) plan up to 3% of their eligible compensation and 50% of the next 2% of their eligible compensation contributed to the 401(k) plan, up to a maximum of $10,200 per annum for 2014.

Severance and Change-in-Control Benefits

        To enable us to offer competitive total compensation packages to our senior executives, as well as to ensure the ongoing retention of these individuals when considering transactions that may create uncertainty as to their future employment with us, in 2011, the Compensation Committee approved standardizing the terms of employment of our senior executives, which included providing consistent separation and change-in-control protection.

        Based on information provided by F.W. Cook, the Committee believes that the protection afforded by the revised terms of employment described above provides a level of benefits that are estimated to be within a reasonable range based on competitive practices with respect to comparable positions. We believe that the benefits provided under these agreements are consistent with the Company's objective of attracting and retaining highly qualified executives and provide reasonable assurance so that our senior executives are not distracted from their duties during the uncertainty that may accompany a possible change in control.

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

Stock Ownership Guidelines for Executive Officers

        With the Board's approval, in October 2014, we adopted stock ownership guidelines for our directors and executive officers to help ensure that they each maintain an equity stake in the Company, and by doing so, appropriately link their interests with those of other stockholders. The guidelines for executive officers are based on a multiple of the executive's base salary.

Title	Value of Shares to be Owned
Chief Executive Officer	5 X Base Salary
Other Executive Officers	2 X Base Salary

        Each executive has five years from the date he or she becomes subject to these guidelines to meet his or her target. Shares that satisfy the stock ownership guidelines include stock owned outright, directly or indirectly, restricted stock or restricted stock units, and deferred stock units. Management monitors compliance with these guidelines on an annual basis.

Clawback Policy

        In October 2014, the Board adopted a clawback policy that covers each current and former executive officer of the Company and applies to all forms of executive incentive compensation. Our clawback policy provides that the Board (or a Board committee) is authorized to recover from any current or former executive officer any bonus, incentive compensation or equity-based compensation gains resulting from certain misconduct occurring after January 1, 2015 that causes a restatement of our Company's financial statements. The Board is required to review all circumstances and actions causing such restatement and to take action as it deems appropriate. We are monitoring this policy to ensure that it is consistent with applicable laws, and to the extent that the SEC adopts rules for clawback policies, we will revise our policy to reflect any necessary changes.

Prohibition on Hedging and Pledging

        Our Insider Trading Policy prohibits our employees and directors from, among many other actions, purchasing our securities on margin, borrowing against our securities held in a margin account, pledging our securities as collateral for a loan and entering into hedging and derivative transactions with respect to our securities.

Tax Considerations

        Code Section 162(m) prohibits us from deducting from taxable income any compensation in excess of $1 million paid to our President and Chief Executive Officer and the three other most highly compensated named executive officers employed at the end of the year (other than our Chief Financial Officer), except to the extent that such compensation is paid pursuant to a stockholder approved plan upon the attainment of specified performance objectives. The Compensation Committee believes that tax deductibility is an important factor, but not the sole factor, to be considered in setting executive compensation policy. Accordingly, the Compensation Committee periodically reviews the potential consequences of Section 162(m) and generally intends to take such reasonable steps as are required to avoid the loss of a tax deduction due to Section 162(m). However, the Compensation Committee may, in its judgment, authorize compensation payments or arrangements that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.

Summary Compensation Table

        The following table sets forth the cash and non-cash compensation awarded to or earned by our named executive officers for the fiscal years ended December 31, 2014, 2013 and 2012. Information for 2013 and 2012 is not provided for Messrs. Sherman and DeFelice because they were not employed by the Company until 2014, and information for 2012 is not provided for Ms. Wagner because she was not employed by the Company until 2013. In accordance with the rules of the SEC, information for 2013 and 2012 is not provided for Mr. Donabauer because he did not serve as an executive officer of the Company during any part of those years.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards(1) ($)		Option Awards(2) ($)	Non- Equity Incentive Plan Compensation ($)	All Other Compensation(3) ($)		Total Compensation ($)
William C. Lucia	2014	650,000		—	1,412,490		737,497	468,000	10,400		3,278,387
President and Chief	2013	650,000		—	674,988		1,200,000	—	10,200		2,535,188
Executive Officer	2012	650,000		—	—		1,200,000	—	10,000		1,860,000
Jeffrey S. Sherman	2014	136,538	(4)	355,000	337,493		1,087,493	—	—		1,916,524
EVP, Chief Financial	2013	—		—	—		—	—	—		—
Officer and Treasurer	2012	—		—	—		—	—	—		—
Eugene V. DeFelice	2014	312,211	(5)	50,000	399,990		399,992	198,000	178,189	(6)	1,538,382
EVP, General Counsel	2013	—		—	—		—	—	—		—
and Corporate Secretary	2012	—		—	—		—	—	—		—
Cynthia Nustad	2014	421,731		—	649,996		249,994	200,000	10,400		1,532,121
EVP and Chief	2013	378,413		—	524,020		469,327	—	10,200		1,381,960
Information Officer	2012	350,000		—	31,236		93,743	—	—		474,979
Semone Wagner	2014	470,192		—	787,480		287,494	265,000	13,677		1,823,843
EVP, Operations	2013	337,500	(7)	50,000	499,981		450,000	—	6,923		1,344,404
	2012	—		—	—		—	—	—		—
Walter D. Hosp	2014	205,962	(8)	—	349,997	(10)	—	—	234,979	(9)	790,938
Former EVP and	2013	445,833		—	499,990		425,000	—	7,337		1,378,160
Chief Financial Officer	2012	425,000		—	—		424,995	—	10,000		859,995
Joseph M. Donabauer	2014	248,025		63,087	194,989		44,994	95,000	10,505		656,600
SVP and Controller and	2013	—		—	—		—	—	—		—
Former Interim Principal	2012	—		—	—		—	—	—		—
Financial Officer and
Interim Treasurer

(1)
The amounts in this column represent the aggregate grant date fair value of the restricted stock unit awards computed in accordance with Financial Accounting Standards Board (FASB) guidance on stock-based compensation. The relevant assumptions made in the valuations may be found in Note 11 of the Notes to the Consolidated Financial Statements in our Annual Report. The grant date fair value of restricted stock units is determined based on the number of units awarded and the fair value of our common stock on the grant date, which is the closing sales price per share of our common stock reported on The NASDAQ Global Select Market on that date.

(2)
The amounts in this column represent the aggregate grant date fair value of the stock option awards computed in accordance with FASB guidance on stock-based compensation. The relevant assumptions made in the valuations for the 2014, 2013 and 2012 stock option awards may be found in Note 11 of the Notes to the Consolidated Financial Statements in (i) our 2014 Annual Report on Form 10-K (ii) our 2013 Annual Report on Form 10-K and (iii) our 2012 Annual Report on Form 10-K, respectively. The grant date fair value of stock options is determined based on the number of options awarded and the fair value of the stock option on the grant date, which is the Black Scholes value of closing sales price per share of our common stock reported on The NASDAQ Global Select Market on that date.

(3)
The amounts in this column consist of 401(k) Savings Plan employer matching contributions and, as applicable, the other items specified in the footnotes in this column.

(4)
The amount reported consists of base salary earned by Mr. Sherman, prorated from his date of employment on September 8, 2014.

(5)
The amount reported consists of base salary earned by Mr. DeFelice from his date of employment on March 24, 2014.

(6)
The amount reported consists of 401(k) Savings Plan employer matching contributions of $7,192 and relocation expenses of $170,997 reimbursed by the Company pursuant to Mr. DeFelice's employment agreement with the Company.

(7)
The amount reported consists of base salary earned by Ms. Wagner from her date of employment on April 1, 2013.

(8)
The amount reported consists of base salary earned by Mr. Hosp through his date of termination of employment on June 6, 2014.

(9)
The amount reported consists of 401(k) Savings Plan employer matching contributions of $9,979 and severance payments of $225,000 pursuant to the Letter Agreement with Mr. Hosp dated March 10, 2014.

(10)
The amount reported represents the value of a stock award granted on March 5, 2014, which was cancelled on June 6, 2014, pursuant to the terms of Mr. Hosp's Letter Agreement with the Company.

Narrative Discussions to Summary Compensation Table and Grants of Plan-Based Awards Table

        The following discussion supplements the information provided in the Summary Compensation Table that precedes this discussion and the Grants of Plan Based Awards Table that follows this discussion.

Salary

        The amounts reported in the "Salary" column in the Summary Compensation Table consist of base salary earned in the respective fiscal year. Annual base salaries for 2014 for each of the named executive officers other than Ms. Wagner and Mr. Donabauer were as follows: $650,000 for Mr. Lucia; $500,000 for Mr. Sherman; $425,000 for Mr. DeFelice; $425,000 for Ms. Nustad; and $450,000 for Mr. Hosp. In March 2014, Ms. Wagner's annual base salary was increased from $450,000 to $475,000 and Mr. Donabauer's annual base salary was increased from $245,000 to $252,350.

Bonus

        The amounts reported in the "Bonus" column in the Summary Compensation Table for 2014 are based on the following factors.

        Jeffrey S. Sherman.    Mr. Sherman was guaranteed a minimum bonus payment for 2014 of $150,000, pursuant to his employment agreement with the Company. In February 2015, the Compensation Committee awarded Mr. Sherman a bonus for 2014 of $155,000. In addition, Mr. Sherman received a sign-on bonus of $200,000 in 2014, pursuant to the terms of his employment agreement.

        Eugene V. DeFelice.    Mr. DeFelice received a sign-on bonus of $50,000 in 2014, pursuant to the terms of his employment agreement with the Company.

        Joseph M. Donabauer.    Mr. Donabauer entered into a Retention Agreement with the Company in April 2014, pursuant to which Mr. Donabauer is entitled to receive, among other things, $126,175 in two equal installments, subject to certain conditions. Mr. Donabauer received the first installment of $63,087 in 2014.

Stock and Option Awards

        First Quarter 2014 Awards.    On March 5, 2014, the Compensation Committee awarded a grant pursuant to the 2006 Stock Plan to (i) Mr. Lucia 33,399 of restricted stock units, (ii) Mr. Hosp 17,318 of restricted stock units, (iii) Mr. Donabauer 7,422 of restricted stock units, (iv) Ms. Wagner 24,740 of restricted stock units, and (v) Ms. Nustad 19,792 of restricted stock units, based on the closing price of our common stock of $20.21 on the NASDAQ Global Select Market on that date, provided that the Company achieved positive operating income before taxes for the fiscal year ending December 31, 2014. Based on the Company's audited financial statements included in its Annual Report for the fiscal year ending December 31, 2014, the Company achieved the performance condition and, as a result, the restricted stock units will vest in 25% increments, with the first 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on the second, third, and fourth anniversaries of the grant date.

        Fourth Quarter 2014 Awards.    On November 12, 2014, the following named executive officers received restricted stock unit awards pursuant to the 2006 Stock Plan as follows: (i) Mr. Lucia was awarded 34,096 restricted stock units, (ii) Mr. Sherman was awarded 15,603 restricted stock units, (iii) Mr. DeFelice was awarded 9,246 restricted stock units, (iv) Ms. Wagner was awarded 13,291 restricted stock units, (v) Ms. Nustad was awarded 11,558 restricted stock units, and (vi) Mr. Donabauer was awarded 2,080 restricted stock units, based on the closing price of our common stock of $21.63 on the NASDAQ Global Select Market on that date. The restricted stock units vest as follows: 50% vests ratably over a three year period beginning on November 12, 2015, and the remaining 50% vests upon the Company's achievement of the following performance condition: the Company's average closing price per share must be at least 25% higher than the closing price on the grant date for a period of 30 consecutive trading days preceding the first, second or third anniversaries of the grant date. If the performance condition is met prior to the first anniversary of the grant date, one-third of the performance RSUs will vest in three equal installments on the first, second and third anniversaries of the grant date; if the performance condition is met after the first anniversary but prior to the second anniversary of the grant date, two-thirds of the performance RSUs will vest on the second anniversary of the grant date and one-third will vest on the third anniversary of the grant date; if the performance condition is met after the second anniversary but prior to the third anniversary of the grant date, 100% of the performance RSUs will vest on the third anniversary of the grant date. If the performance condition is not achieved before the third anniversary of the grant date, the performance RSUs will be forfeited. The named executive officer must remain employed by the Company as of each exercise date.

        On November 12, 2014, the following named executive officers received an award of non-qualified stock options to purchase shares of our common stock pursuant to the 2006 Stock Plan as follows: (i) Mr. Lucia was awarded 97,231 non-qualified stock options, (ii) Mr. Sherman was awarded 44,495 non-qualified stock options, (iii) Mr. DeFelice was awarded 26,367 non-qualified stock options, (iv) Ms. Wagner was awarded 37,903 non-qualified stock options, (v) Ms. Nustad was awarded 32,959 non-qualified stock options and (vi) Mr. Donabauer was awarded 5,932 non-qualified stock options. The exercise price for these stock options was $21.63 per share. These stock options are exercisable over seven years and vest as follows: 50% vests ratably over a three-year period beginning on November 12, 2015, and the remaining 50% vests upon the Company's achievement of the following performance condition: the Company's average closing price per share must be at least 25% higher than the exercise price for a period of 30 consecutive trading days preceding the first, second or third anniversaries of the grant date. If the performance condition is achieved prior to the first anniversary of the grant date, the performance option shares become exercisable in three equal installments on the first, second and third anniversaries of the grant date. If the performance condition is achieved after the first anniversary but prior to the second anniversary, two-thirds of the performance option shares vest on the second anniversary of the grant date and the remainder vests on the third anniversary of the grant date. If the performance condition is met after the second anniversary but prior to the third anniversary of the grant date, then 100% of the performance option shares vest on the third anniversary of the grant date. If the performance condition is not achieved before the third anniversary of the grant date, the performance option shares will be forfeited. The named executive officer must remain employed by the Company as of each exercise date.

New Hire Grants

        The Compensation Committee approved initial equity grants under the 2006 Stock Plan to Messrs. DeFelice and Sherman upon commencement of their employment, pursuant to their respective employment agreements with the Company. On March 24, 2014, Mr. DeFelice was granted an equity award valued at $400,000 on the date of grant, consisting of 29,078 non-qualified stock options valued at $200,000 on the date of grant and 9,980 restricted stock units valued at $200,000 on the date of grant. On September 8, 2014, Mr. Sherman was granted an equity award consisting of 103,591 non-qualified stock options valued at $750,000 on the date of grant. Assuming continued employment, the options have a seven-year term and the options and RSUs will vest annually over a four year period beginning on the first anniversary of the date of grant.

        See "Grants of Plan Based Awards, for the year ended December 31, 2014" for information regarding the stock and option awards granted in 2014 and "Potential Payments upon Employment Termination and Change-in-Control" for additional information regarding matters that could affect the vesting of such stock and option awards.

Non-Equity Incentive Plan Compensation

        The amounts set forth in this column reflect the amounts paid to our named executive officers as part of their annual short-term (cash) incentive compensation, as discussed above under the heading "Compensation Discussion and Analysis," which precedes the Summary Compensation Table. Each named executive officer has a targeted annual short-term (cash) incentive award opportunity that is based on a percentage of his/her base salary for the fiscal year and which is earned based on the achievement of pre-determined short-term financial and non-financial goals measured over the year. Mr. DeFelice's annual short-term cash incentive award for 2014 was not pro-rated for a partial year of service, pursuant to the terms of his employment agreement with the Company.

Post-Employment Payments

        On March 10, 2014, in connection with accepting Mr. Hosp's resignation, the Company entered into a Letter Agreement with him regarding his transition and separation from the Company (the "Letter Agreement"). The Letter Agreement supersedes Mr. Hosp's employment agreement with the Company, dated April 30, 2012. Under the terms of the Letter Agreement and subject to certain conditions, Mr. Hosp was eligible to receive, among other things: (i) severance of six months of his current base salary of $450,000, to be paid in equal installments over a six month period in accordance with the Company's normal payroll practices, and (ii) a lump sum equal to six months of the difference between the COBRA coverage premium for the same type of medical, dental and vision coverage he is receiving and his employee contribution. Mr. Hosp was paid a severance payment of $225,000 in 2014, pursuant to the Letter Agreement.

Grants of Plan-Based Awards for the Year Ended December 31, 2014

        The following table provides information concerning each grant of an award made to our named executive officers in fiscal year 2014 under our AIP, 2014 STIP, and 2006 Stock Plan.

						Estimated Future Payouts Under Equity Incentive Plan Awards(2)
							All Other Stock Awards: Number of Shares of Stock or Units(3) (#)
								All Other Option Awards: Number of Securities Underlying Options(4) (#)
			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)						Exercise or Base Price of Options(5) ($/Sh)	Grant Date Fair Value of Stock and Option Awards(6) ($)
		Compensation Committee Approval Date
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Target (#)
W. Lucia			—	650,000	2,000,000
	3/5/2014	3/3/2014				33,399				674,994
	11/12/2014	11/3/2014				17,048	17,048			737,496
	11/12/2014	11/3/2014				48,616		48,615	21.63	737,497
J. Sherman			—	325,000	2,000,000
	9/8/2014	7/29/2014						103,591	20.71	749,999
	11/12/2014	11/3/2014				7,802	7,801			337,493
	11/12/2014	11/3/2014				22,248		22,247	21.63	337,495
C. Nustad			—	276,250	2,000,000
	3/5/2014	3/3/2014				19,792				399,996
	11/12/2014	11/3/2014				5,779	5,779			250,000
	11/12/2014	11/3/2014				16,480		16,479	21.63	249,994
S. Wagner			—	308,750	2,000,000
	3/5/2014	3/3/2014				24,740				499,995
	11/12/2014	11/3/2014				6,646	6,645			287,484
	11/12/2014	11/3/2014				18,952		18,951	21.63	287,494
E. DeFelice			—	276,250	2,000,000
	3/24/2014	3/3/2014						29,078	20.04	199,998
	3/24/2014	3/3/2014					9,980			199,999
	11/12/2014	11/3/2014				4,623	4,623			199,991
	11/12/2014	11/3/2014				13,184		13,183	21.63	199,994
J. Donabauer			—	126,175	—
	3/5/2014	3/3/2014				7,422				149,999
	11/12/2014	11/3/2014				1,040	1,040			44,990
	11/12/2014	11/3/2014				2,966		2,966	21.63	44,994
W. Hosp			—	292,500	2,000,000
	3/5/2014	3/3/2014				17,318				349,997	(7)

(1)
Amounts represent the target and maximum short-term (cash) incentive compensation payouts that could be earned by the named executive officers for 2014. The target amount shown is 100% of the individual's target annual award opportunity and assumes that the named executive officer achieves all related predetermined financial and non-financial objectives. The maximum amount shown is the stockholder-approved maximum payout under the AIP, except with respect to Mr. Donabauer, who was not a participant in the AIP. There are no threshold amounts under the 2014 STIP or the AIP. The actual short-term (cash) incentive compensation paid for 2014 is shown in the Summary Compensation Table in the "Non-Equity Incentive Plan Compensation" column. Our 2014 STIP is described in the Compensation Discussion and Analysis, under the heading "Annual Short-Term (Cash) Incentive Compensation." For 2014, Mr. Lucia's target award opportunity was 100% of his base salary. The target award opportunity for Messrs. Sherman, DeFelice and Hosp and Mses. Nustad and Wagner was 65% of his/her base salary. Mr. Donabauer's target award opportunity was 50% of his base salary.

(2)
Amounts represent the portion of the grant made to each named executive officer in 2014 that is dependent on certain pre-defined performance conditions. These grants and their vesting schedule are described in the Compensation Discussion and Analysis under the heading "Long Term Incentive Compensation."

(3)
Amounts represent the portion of the restricted stock unit grant made to each named executive officer in 2014 that is conditioned on continued service. These restricted stock unit grants and their vesting schedule are described in the Compensation Discussion and Analysis under the heading "Long Term Incentive Compensation."

(4)
Amounts represent the portion of the non-qualified stock option grant made to the named executive officers in 2014 that is conditioned on continued service. The vesting schedule for these grants are described in the Compensation Discussion and Analysis under the heading "Long Term Incentive Compensation" and in the Narrative Discussion to the Summary Compensation Table and Grants of Plan-Based Awards Table.

(5)
The exercise price equals the closing price of our common stock on the date of the grant.

(6)
The amounts in this column represent the grant date fair value of each stock option grant and each restricted stock unit grant computed in accordance with FASB guidance on stock-based compensation, assuming all performance and service conditions are met. The relevant assumptions made in the valuations may be found in Note 11 of the Notes to the Consolidated Financial Statements in our Annual Report.

(7)
The amount reported represents the grant date fair value of a restricted stock unit award granted on March 5, 2014, which was cancelled on June 6, 2014, pursuant to the terms of Mr. Hosp's Letter Agreement with the Company.

Outstanding Equity Awards at December 31, 2014

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(1) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
W. Lucia	23,990	—				3.15	5/4/2016	27,393	(2)	579,088
	289,005	—				3.66	6/26/2016	23,486	(3)	496,494
	60,000	—				12.61	10/1/2016	33,399	(4)	706,055
	30,000	—				19.77	9/30/2017	17,048	(5)	360,395	17,048	(5)	360,395
	71,628	—		—		22.95	9/30/2018
	42,733	21,367	(6)	—		27.79	10/4/2019
	28,694	57,389	(7)	86,083	(7)	21.36	11/14/2020
	—	48,615	(8)	48,616	(8)	21.63	11/11/2021
J. Sherman	—	103,591	(9)	—		20.71	9/8/2021	7,801	(5)	164,913	7,802	(5)	164,934
	—	22,247	(8)	22,248	(8)	21.63	11/11/2021
E. DeFelice	—	29,078	(11)	—		20.04	3/23/2021	9,980	(10)	210,977
	—	13,183	(8)	13,184	(8)	21.63	11/11/2021	4,623	(5)	97,730	4,623	(5)	97,730
S. Wagner	10,760	21,521	(7)	32,281	(7)	21.36	11/14/2020	13,651	(12)	288,582
	—	18,951	(8)	18,952	(8)	21.63	11/11/2021	24,740	(4)	523,004
								6,645	(5)	140,475	6,646	(5)	140,496
C. Nustad	8,435	2,812	(15)	—		22.47	2/8/2018	375	(13)	7,928
	22,384	—		—		22.95	9/30/2018	17,397	(3)	367,773
	6,676	3,339	(6)	—		27.79	10/4/2019	375	(14)	7,928
	6,678	3,338	(7)	—		27.79	10/4/2019	19,792	(4)	418,403
	9,564	19,130	(7)	28,694	(7)	21.36	11/14/2020	5,779	(5)	122,168	5,779	(5)	122,168
	—	16,479	(8)	16,480	(8)	21.63	11/11/2021
W. Hosp(16)	180,000	—		—		6.37	3/1/2015	18,263	(2)	386,080
	75,000	—		—		8.00	5/30/2015	17,397	(3)	367,773
	48,000	—		—		12.61	5/30/2015
	24,000	—		—		19.77	5/30/2015
	25,369	—		—		22.95	5/30/2015
	15,134	7,568	(6)	—		27.79	5/30/2015
	10,162	20,325	(7)	30,488	(7)	21.36	5/30/2015
J. Donabauer	1,322	—		—		19.77	9/30/2017	375		7,928
	5,596	—		—		22.95	9/30/2018	1,856	(3)	39,236
	6,676	3,339	(6)	—		27.79	10/4/2019	1,170	(14)	24,734
	5,380	10,760	(7)	—	(7)	21.36	11/14/2020	7,422	(4)	156,901
	—	2,966	(8)	2,966	(8)	21.63	11/11/2021	1,040	(5)	21,986	1,040	(5)	21,986

(1)
Market value of shares or units of stock that have not vested is calculated by multiplying the closing sales price per share of our common stock on The NASDAQ Global Select Market on December 31, 2014 ($21.14) by the number of shares of stock that have not vested.

(2)
Represents restricted stock units granted on February 18, 2011, which vested in one quarter increments on the second and third anniversaries of the grant date. The remaining quarters will vest ratably on the fourth and fifth anniversaries of the grant date, subject to the named executive officer's continued employment.

(3)
Represents restricted stock units granted on February 27, 2013, of which one quarter will vest on the second anniversary of the grant date. The remaining three quarters will vest ratably on the third, fourth and fifth anniversaries of the grant date, subject to the named executive officer's continued employment.

(4)
Represents restricted stock units granted on March 5, 2014, of which one quarter will vest on the first anniversary of the grant date. The remaining three quarters will vest ratably on the second, third and fourth anniversaries of the grant date, subject to the named executive officer's continued employment.

(5)
Represents restricted stock units granted on November 12, 2014, with the following vesting schedule: 50% vests in one-third increments on November 12, 2015, 2016 and 2017 and 50% vests ratably on November 12, 2015, 2016 and 2017 to the extent that certain pre-defined performance and service conditions are satisfied.

(6)
Represents stock options granted on October 5, 2012, of which one-third increments vested on both December 31, 2013 and December 31, 2014. Subject to the named executive officer's continued employment, the remainder will vest ratably on December 31, 2015.

(7)
Represents stock options granted on November 15, 2013, with the following vesting schedule: 50% vests in one-third increments on November 15, 2014, 2015 and 2016 and 50% vests ratably on November 15, 2014, 2015 and 2016 to the extent that certain pre-defined performance and service conditions are satisfied. One-third (related to the service condition) vested on November 15, 2014.

(8)
Represents stock options granted on November 12, 2014, with the following vesting schedule: 50% vests in one-third increments on November 12, 2015, 2016 and 2017 and 50% vests ratably on November 12, 2015, 2016 and 2017 to the extent that certain pre-defined performance and service conditions are satisfied.

(9)
Represents stock options granted on September 8, 2014, which will vest in one quarter increments on the first, second, third and fourth anniversary of the grant date, subject to Mr. Sherman's continued employment.

(10)
Represents stock options granted on March 24, 2014, which vest in one quarter increments on the first, second, third and fourth anniversary of the grant date, subject to Mr. DeFelice's continued employment.

(11)
Represents restricted stock units granted on March 24, 2014, which vest in one quarter increments on the first, second, third and fourth anniversary of the grant date, subject to Mr. DeFelice's continued employment.

(12)
Represents restricted stock units granted on April 1, 2013, one quarter of which vested on the first anniversary of the grant date, and subject to Ms. Wagner's continued employment, the remainder will vest ratably on the second, third and fourth anniversaries of the grant date.

(13)
Represents restricted stock units granted on October 5, 2012, of which one third vested on December 31, 2013 and December 31, 2014. Subject to the named executive officer's continued employment, the remainder will vest ratably on December 31, 2015.

(14)
Represents restricted stock units granted on November 15, 2013, of which one third vested on December 31, 2014. Subject to the named executive officer's continued employment, the remainder will vest ratably on December 31, 2015.

(15)
Represents stock options granted on February 9, 2011, which vested in one quarter increments on the first, second and third anniversary of the grant date. The remaining quarter will vest ratably on the fourth anniversary of the grant date, subject to the named executive officer's continued employment.

(16)
Pursuant to the Letter Agreement between the Company and Mr. Hosp dated March 10, 2014, any outstanding, but not fully vested options and restricted stock units granted to Mr. Hosp prior to January 1, 2014, continued to vest through February 28, 2015, and his then-vested options will remain exercisable through May 29, 2015. The restricted stock unit award granted to Mr. Hosp on March 5, 2014 was canceled on June 6, 2014, pursuant to the Letter Agreement.

2014 Option Exercises and Stock Vested

        The following table sets forth certain information concerning the stock options exercised and stock awards that vested for our named executive officers during the year ended December 31, 2014.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(2) ($)
W. Lucia	94,668	1,721,411	37,682	821,907
J. Sherman	—	—	—	—
C. Nustad	—	—	1,658	35,050
S. Wagner	—	—	4,550	87,406
E. DeFelice	—	—	—	—
J. Donabauer	—	—	2,114	44,221
W. Hosp	—	—	28,319	616,464

(1)
The value realized on the exercise of stock options is based on the difference between the exercise price and the market price (used for tax purposes) of our common stock on the date of exercise.

(2)
The value realized on vesting represents the number of shares acquired on vesting multiplied by the market value of the shares of our common stock on the vesting date, which is the closing price of our common stock on: (i) February 18, 2014 of $22.48 (for Messrs. Lucia (13,697 shares) and Hosp (9,131 shares)), (ii) February 19, 2014 of $21.43 (for Mr. Lucia (23,985 shares) and Mr. Hosp (19,188)), (iii) February 27, 2014 of $20.47 for Mr. Donabauer (927 shares), (iv) April 1, 2014 of $19.21 for Ms. Wagner (4,550 shares), (v) November 15, 2014 of $21.40 for Mr. Donabauer (585 shares), and (vi) December 31, 2014 of $21.14 (for Ms. Nustad (1,658) and Mr. Donabauer (602)).

Potential Payments Upon Termination of Employment or Change in Control

        The following information and table set forth the additional amounts payable to each of our named executive officers in the event of a termination of employment as a result of involuntary termination, resignation for Good Reason (as defined below), resignation for Good Reason following a Change in Control (as defined below) and involuntary termination following a Change in Control. Given that Mr. Hosp, our former Executive Vice President and Chief Financial and Administrative Officer, resigned effective June 6, 2014, he is not included in the table.

Assumptions and General Principles

        Set forth below are the assumptions and general principles used to calculate the amounts payable to each named executive officer in each circumstance set forth in the table. The actual amounts to be paid to the named executive officer can only be determined at the time the named executive officer's employment terminates or upon a Change in Control.

  •
  The amounts shown in the table are based on the assumption that each named executive officer was terminated on December 31, 2014. Accordingly, the table reflects amounts earned as of December 31, 2014 and includes estimates of amounts that would be paid to the named executive officer upon the occurrence of a termination or Change in Control. The table also reflects the targeted annual short-term (cash) incentive award that the named executive officers would have been entitled to receive for 2014 and not the amount that the Compensation Committee determined to pay (as set forth in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table).

  •
  Regardless of the manner in which the named executive officer's employment is terminated, a named executive officer is entitled to receive any earned but unpaid salary and accrued but unused paid time off through the date of termination. In addition, each named executive officer, with the exception of Mr. Donabauer, is entitled to receive any earned bonus for the calendar year preceding the calendar year in which his/her employment ends if the named executive officer's employment is terminated, unless such termination is for Cause (as described below). Amounts due for unused paid time off for 2014 are not shown in the table.

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

        In addition, we have entered into a Nonsolicitation, Proprietary and Confidential Information and Developments Agreement (the "Restrictive Covenants Agreement") with each of our named executive officers. Under the terms of the Restrictive Covenants Agreements, in Mr. Lucia's case, for the 24 months following the termination of his employment for any reason, and in the case of the other named executive officers, for the 12 months following the termination of his/her employment for any reason, the named executive officer is generally prohibited from: (i) engaging or assisting others in engaging in any business or enterprise in the United States that competes with the Company's business, products or services, (ii) soliciting or diverting or attempting to solicit or divert the business of any of the Company's current or prospective clients, (iii) soliciting, recruiting or inducing or attempting to solicit, recruit or induce any Company employee or independent contractor to leave the Company's employ (or, in some situations, hire), and (iv) disclosing or utilizing for the benefit of any entity other than the Company, any system or product development ideas discussed/explored, even if not implemented, during the named executive officer's employment with the Company. The Restrictive Covenants Agreement also sets forth certain obligations with respect to proprietary and confidential information and developments and inventions.

Definitions from Award Agreements/2006 Stock Plan

  •
  Under our Non-qualified Stock Option Agreements and Restricted Stock Unit Agreements, "cause" is determined by the Compensation Committee or the Board of Directors. Under the 2006 Stock Plan, "cause" is equated with "gross misconduct," as determined by the Compensation Committee or Board of Directors.

  •
  Under the terms of the 2006 Stock Plan, a "Change of Control" shall mean the occurrence of any of the following events: (i) at least a majority of the Board shall cease to consist of directors of the Company who served in such capacity at the time the 2006 Stock Plan was adopted or during each subsequent renewal term or were approved by a then majority of continuing directors for addition to Board; (ii) any "person" or "group" shall have acquired beneficial ownership (as defined in Regulation 13d-3) of shares having 30% or more of the voting power of all outstanding shares, unless such acquisition is preapproved by the Board; (iii) a merger or consolidation occurs in which the outstanding shares are converted into shares of another company, or other securities, or cash or other property and the pre-transaction stockholders cease to hold at least 55% of the post-change voting power, (iv) the sale of all, or substantially all, of the Company's assets occurs; or (v) the Company's stockholders approve a plan of complete liquidation of the Company, with the definition subject to further limitations if necessary to conform to Section 409A of the Code.

Definitions from Employment Agreements

  •
  "Cause" means: (i) fraud with respect to the Company or any of its subsidiaries and affiliates; (ii) material misrepresentation to any regulatory agency, governmental authority, outside or internal auditors, internal or external Company counsel, or the Board concerning the operation or financial status of the Company or of any of its subsidiaries and affiliates; (iii) theft or embezzlement of assets of the Company or any of its subsidiaries or affiliates; (iv) conviction, or plea of guilty or nolo contendere to any felony (or to a felony charge reduced to a misdemeanor), or, with respect to the named executive officer's employment, to any misdemeanor (other than a traffic violation); (v) material failure to follow the Company's conduct and ethics policies that have been provided or made available to the named executive officer; (vi) a material breach of the named executive officer's employment agreement or Restrictive Covenants Agreement; and/or (vii) continued failure to attempt in good faith to perform his/her duties as reasonably assigned by the Board. Certain of the foregoing definitions permit the named executive officer to attempt to cure the grounds for cause.

  •
  "Good Reason" means, the occurrence, without the named executive officer's prior written consent, of any of the following events: (i) a material diminution in his/her authority, duties or responsibilities (in Mr. Lucia's case, other than in connection with a portion of his authority, duties or responsibilities being assigned to or carried out by a President); (ii) a requirement that, in Mr. Lucia's case, he reports to an officer rather than to the Board and in the case of the other named executive officers, that they report to a new supervisor who has materially diminished authority, duties or responsibilities in comparison to his/her previous supervisor (and in the case of Mr. DeFelice, that he report to a new supervisor other than the CEO); (iii) a material reduction in the named executive officer's base salary (and in the case of Mr. DeFelice, a reduction in his base salary or his target bonus percentage); (iv) the Company's requiring, (a) in the case of Messrs. Lucia and Sherman, that they perform their principal services in a geographic area more than 50 miles from the Company's offices in Irving, Texas, or such other place at which they have agreed to provide such services, (b) in Mr. DeFelice's case, that he performs his principal services more than 50 miles from the Company's offices in Dallas, Texas or such other place at which he has agreed to provide such services and (c) in the case of Mses. Nustad and Wagner, that they perform their principal services primarily in a geographic area more than 50 miles from both the Company's offices in Dallas, Texas and its offices in New York, New York or such other place of primary employment at which they have agreed to provide such services; or (v) a material breach by the Company of any material provision of the named executive officer's employment agreement. Good Reason is also subject to certain timing restrictions and our ability to cure the proposed Good Reason.

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

With the definitions subject to further limitations if necessary to conform to Section 409A of the Code.

Named Executive Officer and Type of Payment	Involuntary Termination	Resignation For Good Reason	Resignation For Good Reason Following a Change in Control	Involuntary Termination Following a Change in Control
W. Lucia, President & Chief Executive Officer(1)(2)
Cash severance	$1,300,000	$1,300,000	$1,300,000	$1,300,000
Bonus payment	$1,300,000	$1,300,000	$1,300,000	$1,300,000
Continued health insurance coverage(3)	$17,497	$17,497	$17,497	$17,497
Restricted Stock(4)	$2,502,426	$2,502,426	$2,502,426	$2,502,426
Stock Options(5)	—	—	—	—
Total	$5,119,923	$5,119,923	$5,119,923	$5,119,923
J. Sherman, EVP, Chief Financial Officer and Treasurer(6)(7)
Cash severance	$500,000	$500,000	—	$500,000
Continued health insurance coverage(8)	$12,069	$12,069	—	$12,069
Restricted Stock(4)	—	—	$329,691	$329,691
Stock Options(5)	—	—	$44,544	$44,544
Total	$512,069	$512,069	$374,235	$886,304
E. DeFelice, EVP, General Counsel and Corporate Secretary(6)(7)(9)
Cash severance	$425,000	$425,000	$425,000	$425,000
Continued health insurance coverage(8)	$12,837	$12,837	$12,837	$12,837
Restricted Stock(4)	—	—	$406,245	$406,245
Stock Options(5)	—	—	$31,986	$31,986
Total	$437,837	$437,837	$876,068	$876,068
S. Wagner, EVP, Operations(6)(9)
Cash severance	$475,000	—	$475,000	$475,000
Continued health insurance coverage(8)	$3,691	—	$3,691	$3,691
Restricted Stock(4)	—	—	$1,092,040	$1,092,040
Stock Options(5)	—	—	—	—
Total	$478,691	—	$1,570,731	$1,570,731

Named Executive Officer and Type of Payment	Involuntary Termination	Resignation For Good Reason	Resignation For Good Reason Following a Change in Control	Involuntary Termination Following a Change in Control
C. Nustad, EVP and Chief Information Officer(6)(9)
Cash severance	$425,000	—	$425,000	$425,000
Continued health insurance coverage(8)	$12,069	—	$12,069	$12,069
Restricted Stock(4)	—	—	$1,045,871	$1,045,871
Stock Options(5)	—	—	—	—
Total	$437,069	—	$1,482,940	$1,482,940
J. Donabauer, SVP , Controller, Assistance Treasurer and Interim Principal Financial Officer and Interim Treasurer(6)
Cash severance(10)	$378,525	—	—	—
Continued health insurance coverage(8)	$12,069	—	—	—
Restricted Stock(4)	—	—	$272,640	$272,640
Stock Options(5)	—	—	—	—
Total	$390,594	—	$272,640	$272,640

(1)
If we terminate Mr. Lucia's employment without Cause, or if his employment ceases because of his disability or if he terminates his employment with Good Reason, then, provided Mr. Lucia executes a separation agreement and release and complies with certain restrictive covenants (as described under "Executive Employment Agreements") and confidentiality provisions contained in his employment agreement and Restrictive Covenants Agreement, he will be entitled to receive cash severance in an amount equal to (i) 24 times his monthly base salary paid ratably in equal installments over a 24 month period, (ii) twice a bonus component that will vary depending upon whether the bonus for the year of termination is intended to be "performance-based" compensation and the performance is satisfied, in which case it will be paid when bonuses are paid to the Company's executive officers, or whether the bonus is under a different program, in which case it will be his target bonus and will be paid on the same schedule as (i) above, and (iii) continued health coverage for 24 months or until he becomes eligible for health coverage from another employer, whichever is earlier.

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

(3)
If we terminate Mr. Lucia's employment without Cause, or if his employment ceases because of his disability or if he terminates his employment with Good Reason, then provided he executes and does not revoke a severance agreement and release, the Company will provide him with continued health coverage for 24 months or until he becomes eligible for health coverage from another employer, whichever is earlier.

(4)
Under the terms of our Restricted Stock Unit Agreements, in the event a named executive officer ceases to be employed by the Company by reason of death, disability or involuntarily by the Company other than for "cause" within 24 months following a Change in Control, all of the restricted stock units held by such named executive officer shall become fully vested. The amounts presented in the table represent the market value of outstanding restricted stock units, which is determined based on the number of shares/units granted and the fair value of our common stock on December 31, 2014, which is the closing sales price per share of our common stock reported on The NASDAQ Global Select Market on that date ($21.14), less the consideration paid by the recipient for the award ($0.01 per share).

(5)
Under the 2006 Stock Plan (assuming no contrary provisions in the award agreements/the 2006 Stock Plan), if a named executive officer ceases to be employed by the Company by reason of involuntary termination without "cause" by the Company during the 24-month period following a Change of Control, the named executive officer's outstanding options, which are not then exercisable and vested, shall become fully vested and exercisable. The numbers included in the table represent the value of the unvested portion of the named executive officer's stock options, assuming accelerated vesting (calculated based on the excess of the closing market price of our common stock on December 31, 2014, over the exercise prices of such options).

(6)
If we terminate the named executive officer's employment without Cause, in connection with a Change in Control or otherwise, then provided he/she executes and does not revoke a separation agreement and release and complies with the Restrictive Covenants Agreement, he/she will be entitled to receive cash severance in an amount equal to 12 times his/her monthly base salary paid ratably in equal installments over a 12 month period.

(7)
If the named executive officer terminates his employment with Good Reason, then, provided the named executive officer executes a separation agreement and release and complies with certain restrictive covenants and confidentiality provisions contained in their employment agreements and Restrictive Covenants Agreements, the named executive officer will be entitled to receive cash severance in an amount equal to (i) 12 times their monthly base salary paid ratably in equal installments over a 12 month period.

(8)
In the event a named executive officer is involuntarily terminated or involuntarily terminated following a Change of Control, provided he/she executes and does not revoke a severance agreement and release, the Company will pay him/her a lump sum amount equal to 12 times the difference between the monthly COBRA coverage premium for the same type of medical and dental coverage (single, family, or other) he/she is receiving as of the date his/her employment ends and his/her then monthly employee contribution.

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

(10)
Under the terms of Mr. Donabauer's Retention Agreement (as described under "Executive Employment Agreements"), if we eliminate or relocate Mr. Donabauer's position as Vice President/Controller to the Dallas, Texas area and he is unable to continue in that position due to the relocation, Mr. Donabauer would receive a cash severance in an amount equal to six times his monthly base salary in addition to the amount set forth in (6) above.

Executive Employment Agreements

        See "Potential Payments Upon Termination of Employment or Change in Control" above for definitions of capitalized terms used below.

Employment Agreement with William C. Lucia—President and Chief Executive Officer

        Effective March 1, 2015, we entered into a second amendment to the Executive Employment Agreement (which was first amended on April 30, 2013) with William C. Lucia, our President and Chief Executive Officer on substantially the same terms as his prior agreement which expired on February 28, 2015. Unless earlier terminated, this agreement will terminate on February 28, 2018. Mr. Lucia is eligible to receive bonus compensation from us in respect of each fiscal year (or portion thereof) during the term of his employment, in each case as may be determined by our Compensation Committee in its sole discretion on the basis of performance or such other criteria as may be established from time to time by the Compensation Committee in its sole discretion. Mr. Lucia's annualized base salary remains at $650,000 and his target bonus remains at 100% of his base salary.

        If we terminate Mr. Lucia's employment without Cause, in connection with a Change in Control (as defined in the agreement) or otherwise, or if his employment ceases because of his disability or if he terminates his employment with Good Reason (as defined in the agreement), then provided Mr. Lucia executes and does not revoke a separation agreement and release and complies with the Restrictive Covenants Agreement, he will be entitled to receive cash severance in an amount equal to (i) 24 times his monthly base salary paid ratably in equal installments over a 24 month period (unless his termination/resignation is in connection with a Change in Control, in which case the payment will be in a single lump sum), (ii) twice a bonus component that will vary depending upon whether the bonus for the year of termination is intended to be "performance-based" compensation and the performance is satisfied or whether the bonus is under a different program, in which case it will be his target bonus and will be paid on the same schedule as (i) above (unless his termination/resignation is in connection with a Change in Control, in which case the payment will be in a single lump sum), (iii) continued health coverage for 24 months or until he becomes eligible for health coverage from another employer, whichever is earlier, and (iv) Mr. Lucia will be treated as continuing in service for purposes of the vesting of any equity award until the earliest of: (x) the end of the Noncompetition Period (as defined in Mr. Lucia's Restrictive Covenants Agreement), (y) the last of the applicable vesting dates under such awards, or (z) the termination or violation of the Restrictive Covenants Agreement.

        In addition, under the amended terms of Mr. Lucia's agreement, if we terminate Mr. Lucia's employment without Cause or Mr. Lucia resigns for Good Reason, and such termination occurs within a six-month period before a Change in Control, Mr. Lucia will receive a cash payment equal to the excess of the amount he would have received for such equity awards if he were continuing in service as of the date of the Change in Control and terminated immediately thereafter over the amount actually received, paid in a single lump sum payment at the time provided in the agreement. In the event that any payments and benefits, including any benefits provided to Mr. Lucia or for Mr. Lucia's benefit under the agreement or any other Company plan or agreement, become subject to the excise tax under Section 4999 of the Code, such payments and benefits will be "cut-back" to an amount that is less than such amount that would cause the excise tax to the extent that such reduction would result in Mr. Lucia retaining a larger amount on an after-tax basis.

Employment Agreements with Other Named Executive Officers

        We have employment agreements that are at-will, subject to certain notice and/or severance provisions, with Messrs. Sherman, DeFelice and Donabauer and Mses. Nustad and Wagner.

        On March 10, 2014, Mr. Hosp tendered his resignation as our Executive Vice President, Chief Financial Officer. Mr. Hosp remained in his position through a transition period and the effective date of his resignation was June 6, 2014. We entered into a Letter Agreement with Mr. Hosp in connection with his separation from the Company, which is described in more detail below. The Letter Agreement supersedes Mr. Hosp's employment agreement.

        Our employment agreements with the other named executive officer sets forth his/her initial annualized base salary as follows: (i) Mr. Sherman at $500,000, (ii) Mr. DeFelice at $425,000, (iii) Ms. Nustad at $350,000, (iv) Ms. Wagner at $450,000, and (v) Mr. Donabauer at $252,350, subject to increase from time to time by the Board or the Compensation Committee. In addition, under the terms of these agreements, these named executive officers are eligible to receive bonus compensation from us in respect of each fiscal year (or portion thereof) during the term of their employment, in each case as may be determined by our Compensation Committee in its sole discretion on the basis of such performance-based or other criteria as it determines appropriate. For 2014, the targeted annual short-term (cash) incentive award opportunity for Messrs. Sherman and DeFelice and Mses. Nustad and Wagner were 65% of his/her base salary and Mr. Donabauer's target was 50% of his base salary.

        If we terminate either Messrs. Sherman's or DeFelice's or Mses. Nustad's or Wagner's employment without Cause, in connection with a Change in Control or otherwise, then provided he/she executes and does not revoke a separation agreement and release and complies with the Restrictive Covenants Agreement, the executive will be entitled to receive (i) cash severance in an amount equal to 12 times his/her monthly base salary paid ratably in equal installments over a 12 month period, (ii) a lump sum amount equal to 12 times the difference between the monthly COBRA coverage premium for the same type of medical and dental coverage the executive is receiving as of the date his/her employment ends and his/her then monthly employee contribution, which amount may be used for any purpose and (iii) any earned but unpaid annual bonus for the calendar year preceding the calendar year in which his/her employment ends. If within 24 months following a Change in Control, Mr. DeFelice's or Mses. Nustad's or Wagner's employment is terminated without Cause or he/she resigns for Good Reason (as defined under the terms of their employment agreements), provided he/she executes a separation agreement and release and complies with the Restrictive Covenants Agreement, he/she will receive the amounts set forth in (i) above in a single lump sum payment, rather than in installments as applies outside of a Change in Control.

Letter Agreement with Walter D. Hosp—Former Executive Vice President and Chief Financial Officer

        In connection with Mr. Hosp's resignation, we entered into a Letter Agreement with him dated March 10, 2014. Under the terms of the Letter Agreement and in exchange for remaining an employee through June 6, 2014 and complying with the requirements of the Letter Agreement, including performing certain transition duties and providing a full release of claims, we paid Mr. Hosp: (i) severance of six months of his current base salary of $450,000, to be paid in equal installments over a six month period in accordance with our normal payroll practices, and (ii) a lump sum equal to six months of the difference between the COBRA coverage premium for the same type of medical, dental and vision coverage he is receiving and his employee contribution (collectively, the "Separation Payments"). In addition, based upon our receipt and non-revocation of a release from Mr. Hosp, any outstanding, but not fully vested options and restricted stock units granted to him prior to January 1, 2014, continued to vest through February 28, 2015 and his then-vested options remain exercisable through May 29, 2015.

Retention Agreement with Joseph M. Donabauer—Senior Vice President, Controller, and Former Interim Principal Financial Officer and Interim Treasurer

        In light of certain organizational changes to the Finance Department, in April 2014, we entered into a Retention Agreement with Mr. Donabauer in his capacity as Vice President and Controller. We entered into this agreement to secure Mr. Donabauer's employment and to retain his services during the reorganization. Under the terms of the Retention Agreement, Mr. Donabauer received a total retention amount of $126,175. Provided that Mr. Donabauer's employment continued through certain qualifying dates and the Company had not terminated his employment for cause and Mr. Donabauer had not voluntarily resigned his employment, one-half of the retention amount was payable on September 12, 2014 and the remaining one-half was payable on March 13, 2015. In addition, in the event that we eliminate or relocate Mr. Donabauer's position as Vice President/Controller to the Dallas, Texas area and Mr. Donabauer is unable to continue his employment due to the relocation, Mr. Donabauer would receive additional cash severance in an amount equal to six times his monthly base salary, thereby qualifying as a termination without Cause under his employment agreement. The explicit purpose of this Retention Agreement is to identify the conditions of Mr. Donabauer's separation from the Company. As such, all other terms and conditions in Mr. Donabauer's Employment Agreement and Restrictive Covenants Agreement remain the same.

Compensation Committee Report

        The Compensation Committee of the Board of Directors (the "Board") of HMS Holdings Corp. (the "Company") has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment and in the Company's Proxy Statement for its 2015 Annual Stockholders' Meeting, as applicable.

        By the Compensation Committee of the Board of Directors of HMS Holdings Corp.

Richard H. Stowe, Chair Craig R. Callen Daniel N. Mendelson

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

Director Compensation

        The Compensation Committee has the responsibility for recommending to the Board of Directors the form and amount of compensation for directors, which are subject to review and adjustment by the Board of Directors from time to time. Directors who are employed by the Company do not receive compensation for their service on the Board of Directors. Directors who are not our employees (non-employee directors) receive cash and equity-based compensation for their services as a director. All of our directors are reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board of Directors or its committees.

Standard Compensation Arrangements for Non-Employee Directors

        Effective from September 2012 through March 2015, non-employee directors received the following compensation for their service on the Board of Directors.

Cash Compensation

        We provided our non-employee directors with the following annual cash compensation:

  •
  Non-employee director cash retainer of $50,000;

  •
  Audit Committee chair additional cash retainer of $20,000;

  •
  Compensation Committee chair additional cash retainer of $15,000;

  •
  Nominating & Governance Committee chair additional cash retainer of $15,000; and

  •
  Compliance Committee chair additional cash retainer of $15,000.

        All cash compensation, unless deferred by a director pursuant to the Director Deferred Compensation Plan, is paid in quarterly installments in arrears.

Equity-Based Compensation

        We provided our non-employee directors an annual equity award under the 2006 Stock Plan consisting of an equal number of non-qualified stock options and restricted stock units, with an aggregate value of $100,000 on the date of grant. The number of stock options and restricted stock units awarded is calculated based on the grant date fair value as computed in accordance with FASB guidance on stock-based compensation, except that no assumption for forfeitures would be included. Annual equity awards to our non-employee directors are made in the fourth quarter of the fiscal year and vest quarterly in equal installments over a one year period.

Compensation of our Non-Employee Chairman of the Board

        Mr. Holster, in his capacity as Chairman of the Board, also received (i) an annual cash retainer of $41,000 and (ii) annual equity compensation consisting of an equal number of non-qualified stock options and restricted stock units with an aggregate value of $94,000 on the date of grant, which vest quarterly in equal installments over a one year period commencing on December 31 of the year of the grant. The number of stock options and restricted stock units awarded is calculated based on the grant date fair value computed in accordance with FASB guidance on stock-based compensation, except that no assumption for forfeitures would be included.

Director Deferred Compensation Plan

        Each of our non-employee directors is eligible to participate in our Director Deferred Compensation Plan, under which the non-employee director may elect to defer all or part of his or her cash retainer fees and annual restricted stock unit grants until the termination of his or her service as a member of the Board for any reason. The amount of any cash compensation deferred by a non-employee director is converted into a number of deferred stock units, determined based upon the closing price of our common stock on the NASDAQ Global Select Market on the date such fees would otherwise have been payable, and credited to a deferred compensation account maintained in his or her name. Deferred restricted stock unit grants are converted on a share-for-share basis into deferred stock units on the date such restricted stock units would otherwise have been payable and also credited to the non-employee director's account. The account will be credited with additional deferred stock units, also based on such average market value, upon the payment date for any dividends declared on our common stock. On January 10th of the year following a director's termination of service, the amounts accumulated in the deferred compensation account will be distributed in the form of common stock under the 2006 Stock Plan equal to the number of whole deferred stock units in the account and cash in lieu of any fractional shares.

        The following table sets forth the deferred stock units held by our non-employee directors as of December 31, 2014.

Name	Deferred Stock Units
Craig R. Callen	6,952
Robert M. Holster	27,208
Daniel N. Mendelson	2,600
William F. Miller III	4,058
Ellen A. Rudnick	7,534
Bart M. Schwartz	12,473
Richard H. Stowe	26,060
Cora M. Tellez	14,270

April 2015 Non-Employee Director Compensation Changes

        In February 2015, the Compensation Committee reviewed the design and competitive positions of non-employee director compensation with the assistance of its independent compensation consultant, F.W. Cook. After reviewing peer company market data supplied by F.W. Cook, the Compensation Committee recommended and the Board approved certain changes to the cash and equity-based compensation for non-employee directors based on competitive and evolving governance practices. Taking into account these changes, our total non-employee director compensation, on a "per director" basis and excluding chair and lead independent director retainers, remains below the median level of our peer group companies. In particular, the Board approved the following changes, effective on April 1, 2015:

  •
  an increase to the amount of the annual equity award to non-employee directors by $30,000 to $130,000 (in the form of non-qualified stock options and restricted stock units on an equal number of options/units basis);

  •
  an additional $2,000 fee for each Board meeting attended in excess of eight Board meetings during the fiscal year;

  •
  an additional $7,000 cash retainer annually for non-chair Audit Committee members and an additional $5,000 cash retainer annually for non-chair members of the Compliance, Compensation and Nominating & Governance Committees; and

  •
  an annual cash retainer of $25,000 for the Lead Independent Director, if applicable.

Stock Ownership Guidelines for Directors

        In October 2014, the Board established significant stock ownership guidelines for our directors upon the recommendation of the Compensation Committee's independent compensation consultant, F.W. Cook. The Board believes the guidelines will encourage directors to accumulate a meaningful ownership stake in the Company over time to strengthen alignment of their interests with the long-term interests of stockholders. Non-employee directors are expected to own shares of Company common stock that have a market value of at least five times their annual cash retainer. For purposes of complying with the guidelines, a director's holdings include shares owned outright, directly or indirectly, restricted stock or restricted stock units, and deferred stock units. Each director is required to satisfy the stock ownership guidelines applicable to them by October 30, 2019 or within five years after first becoming subject to the guidelines.

2014 Director Compensation

        The following table sets forth compensation earned by each of our non-employee directors for services as a director during 2014.

Name(1)	Fees Earned or Paid in Cash(2) ($)	Stock Awards(3) ($)	Option Awards(4) ($)	Total ($)
Craig R. Callen	50,000	74,018	25,956	149,974
Robert M. Holster	91,000	143,602	50,357	284,959
Daniel N. Mendelson	50,000	74,018	25,956	149,974
William F. Miller III	50,000	74,018	25,956	149,974
Ellen A. Rudnick	70,000	74,018	25,956	169,974
Bart M. Schwartz	65,000	74,018	25,956	164,974
Richard H. Stowe	80,000	74,018	25,956	179,974
Cora M. Tellez	50,000	74,018	25,956	149,974

(1)
The number of unexercised stock options held by the directors named in the above table as of December 31, 2014 was as follows: Mr. Callen (4,385), Mr. Holster (31,528), Mr. Mendelson (6,985), Mr. Miller (39,354), Ms. Rudnick (59,304), Mr. Schwartz (12,504), Mr. Stowe (104,304), and Ms. Tellez (7,069). The number of restricted stock units outstanding as of December 31, 2014, which includes restricted stock units that the directors have deferred under the Director Deferred Compensation Plan, held by the directors named in the above table was as follows: Mr. Callen (6,952), Mr. Holster (27,208), Mr. Mendelson (5,167), Mr. Miller (6,625), Ms. Rudnick (7,420), Mr. Schwartz (13,757), Mr. Stowe (26,060) and Ms. Tellez (14,270). See footnote 2 for information regarding the deferral of these restricted stock units by some of our directors.

(2)
Includes the value of fully vested deferred stock units received under our Director Deferred Compensation Plan in lieu of all or a specified portion of the non-employee director's cash retainer fees based on the fair market value of the underlying shares on the dates the cash retainer fees would otherwise have been paid. For the year ended December 31, 2014, each of Messrs. Schwartz and Stowe and Ms. Tellez elected to defer all or a portion of their cash retainer, and as a result Mr. Schwartz received 1,640 deferred stock units with a value of $32,500, Mr. Stowe received 4,037 deferred stock units with a value of $80,000, and Ms. Tellez received 2,523 deferred stock units with a value of $50,000.

(3)
On November 12, 2014, Mr. Holster was granted 6,639 restricted stock units, which he elected to defer under the Director Deferred Compensation Plan. Each of Messrs. Callen, Mendelson, Miller, Schwartz, and Stowe, and Mses. Rudnick and Tellez were granted 3,422 restricted stock units. Ms. Rudnick and Mr. Schwartz each elected to defer 1,711 restricted stock units, and Messrs. Callen and Stowe and Ms. Tellez each elected to defer 3,422 restricted stock units. The restricted stock units vest quarterly, with the first quarter vesting on December 31, 2014. The amounts in this column represent the grant date fair value of the restricted stock units granted on November 12, 2014 computed in accordance with FASB guidance on stock-based compensation. The relevant assumptions made in the valuations may be found in Note 11 of the Notes to the Consolidated Financial Statements in our Annual Report. These amounts do not correspond to the actual value that may be realized by the directors with respect to these awards.

(4)
On November 12, 2014, Mr. Holster was granted a non-qualified stock option to purchase 6,639 shares of common stock. Each of Messrs. Callen, Mendelson, Miller, Schwartz and Stowe, and Mses. Rudnick and Tellez were granted a non-qualified stock option to purchase 3,422 shares of common stock. The stock options vest quarterly, with the first quarter vesting on December 31, 2014. The amounts in this column represent the grant date fair value of that stock option grant computed in accordance with FASB guidance on stock-based compensation. The relevant assumptions made in the valuations may be found in Note 11 of the Notes to the Consolidated Financial Statements in our Annual Report. These amounts do not correspond to the actual value that may be realized by the directors with respect to these awards.

  Compensation Committee Interlocks and Insider Participation

          During 2014, the members of our Compensation Committee were Richard H. Stowe, Craig R. Callen and Daniel N. Mendelson. None of Messrs. Stowe, Callen or Mendelson has ever been an officer or employee of the Company. None of the current or prior members of the Compensation Committee had a related person transaction involving the Company during the year ended December 31, 2014. During 2014, none of our executive officers (i) served as a member of the board of directors or compensation committee (or equivalent entity) of any other entity that had one or more of its executive officers serving as a member of our Compensation Committee or (ii) served as a member of the compensation committee (or equivalent entity) of any other entity that had one or more of its executive officers serving as a member of our Board of Directors.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

  Equity Compensation Plan Information

          The following table summarizes information about our equity compensation plans as of December 31, 2014. For additional information about our equity compensation plans see Note 11—"Stock-Based Compensation" " in our Notes to the Consolidated Financial Statements in Item 8 of our Annual Report.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders(1)	4,599,635	$15.35	5,945,337
Equity compensation plans not approved by stockholders(2)	180,000	$6.37	—
HDI plans not approved by stockholders(3)	230,447	$21.86	251,214

Total	5,010,082

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

Security Ownership of Certain Beneficial Owners and Management

        The following tables set forth information known to us with respect to the beneficial ownership of our common stock as of April 15, 2015 by (i) each of our directors and nominees for Class II director, (ii) Messrs. Lucia, Sherman, DeFelice, Hosp and Donabauer and Mses. Nustad and Wagner, whom we refer to in this Amendment as our named executive officers, (iii) all of our directors and current executive officers as a group and (iv) each person (or group of affiliated persons) known by us to be the beneficial owner of more than 5% of our common stock.

        The tables are based upon information supplied to us by directors, executive officers and principal stockholders and filings under the Exchange Act, as amended. We have based our calculation of the percentage of beneficial ownership on 88,540,272 shares of our common stock outstanding as of April 15, 2015, unless otherwise noted. The beneficial ownership reported in the following tables is determined in accordance with the applicable rules of the SEC and does not necessarily indicate beneficial ownership for any other purpose. For purposes of the following tables, an entity or individual is considered the beneficial owner of shares of common stock if he or she has the right to acquire within 60 days of April 15, 2015, such common stock and directly or indirectly has or shares voting power or investment power, as defined in the rules of the SEC, with respect to such shares.

        Unless otherwise noted and subject to applicable community property laws, to our knowledge each stockholder named in the following table possesses sole voting and investment power over the shares listed. The address of each person listed in the table is c/o HMS Holdings Corp., 5615 High Point Drive, Irving, TX 75038. To our knowledge, as of April 15, 2015, none of our officers or directors has pledged any of the shares that they respectively beneficially own as security.

 Security Ownership of Management

Name of Beneficial Owner	Number of Outstanding Shares of Common Stock		Number of Shares of Common Stock Acquirable Within 60 Days(1)	Percent of Class
Directors and Nominees for Director (who are not Officers):
Craig R. Callen	7,000		10,480	*
Robert M. Holster	364,974	(2)	57,074	*
Daniel N. Mendelson	5,240		10,440	*
William F. Miller	135,636	(3)	44,267	*
Ellen A. Rudnick	15,680		66,836	*
Bart M. Schwartz	11,928		25,501	*
Richard H. Stowe	75,000		85,801	*
Cora M. Tellez	580		21,292	*
Named Executive Officers:
Eugene V. DeFelice	2,680		7,269	*
Joseph M. Donabauer	3,365		18,974	*
Walter D. Hosp	12,750	(4)	74,665	*
William C. Lucia	282,275	(5)	527,383	*
Cynthia Nustad	7,611		56,549	*
Jeffrey S. Sherman	0		0	*
Semone Wagner	9,436		10,760	*
All current directors and executive officers as a group (15 persons)(6)	925,874		963,388	2.1%

(*)
Less than 1% of outstanding shares

(1)
Includes the number of shares that could be purchased by exercise of options exercisable at April 15, 2015 or within 60 days thereafter under the Company's 2006 Stock Plan and the number of shares underlying restricted stock units that are not subject to outstanding performance conditions and vest within 60 days of April 15, 2015, whether or not deferred pursuant to the Company's Director Deferred Compensation Plan. Restricted stock units do not have voting power and are payable solely in shares of Company common stock. The amounts reported in this column are excluded from the amounts reported under the column "Number of Outstanding Shares of Common Stock."

(2)
Includes 6,000 shares of common stock held by Mr. Holster's spouse and 175,000 shares held in an irrevocable trust for the benefit of Mr. Holster's children and grandchildren. Mr. Holster's spouse is trustee of the trust. Mr. Holster disclaims beneficial ownership of the shares held by the trust.

(3)
Includes 9,000 shares of common stock held in trusts for the benefit of Mr. Miller's family. Mr. Miller disclaims beneficial ownership of the shares of common stock held by the trusts.

(4)
Based on information supplied to us by Mr. Hosp as of January 1, 2015. Includes 1,750 shares of common stock held by Mr. Hosp's spouse. Mr. Hosp disclaims beneficial ownership of the shares held by his spouse. Mr. Hosp resigned as our Executive Vice President, Chief Financial Officer and Treasurer, effective as of June 6, 2014.

(5)
Includes 282,275 shares of common stock held by the William C. Lucia Family Trust, a revocable trust for which Mr. Lucia serves as trustee.

(6)
Includes the named executive officers other than Messrs. Donabauer and Hosp, the current directors and Ms. South and Mr. Williams.

        Based on review of filings with the SEC and review of stockholders of record, the following entities hold more than 5% of our outstanding shares of common stock.

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner	Number of Outstanding Shares of Common Stock	Percent of Class
BlackRock, Inc.(1)	7,322,870	8.3%
Clifton Park Capital Management, LLC(2)	5,930,000	6.8%
Franklin Resources, Inc.(3)	4,408,663	5.0%
RS Investment Management Co. LLC(4)	6,092,911	6.9%
T. Rowe Price Associates, Inc.(5)	4,903,069	5.5%
The Vanguard Group(6)	5,480,378	6.2%
William Blair & Company, LLC(7)	6,481,059	7.4%

(1)
Based solely on a Schedule 13G/A filed with the SEC on January 23, 2015. According to the Schedule 13G/A, BlackRock, Inc., in its capacity as a parent holding company or control person of subsidiaries that acquired the reported securities, has sole voting power over 7,133,650 shares and sole dispositive power over 7,322,870 shares. The Schedule 13G/A was filed on BlackRock's behalf and on behalf of its subsidiaries, BlackRock Advisors (UK) Limited; BlackRock Advisors, LLC; BlackRock Asset Management Canada Limited; BlackRock Asset Management Ireland Limited; BlackRock Fund Advisors; BlackRock Institutional Trust Company, N.A.; BlackRock Investment Management (Australia) Limited; BlackRock Investment Management (UK) Ltd and BlackRock Investment Management, LLC. BlackRock's principal business address is 55 East 52nd Street, New York, NY 10022.

(2)
Based solely on a Schedule 13G filed with the SEC on February 13, 2015. According to the Schedule 13G, Clifton Park Capital Management, LLC has shared voting and dispositive power over 5,930,000 shares. Clifton Park's principal business address is 2711 Centerville Road, Suite 400, Wilmington, Delaware 19808-1645.

(3)
Based solely on a Schedule 13G filed with the SEC on February 9, 2015, by Franklin Resources, Inc. ("FRI"), Charles B. Johnson and Rupert H. Johnson, Jr. (collectively, the "FR Reporting Persons"). According to the Schedule 13G, certain investment management subsidiaries of FRI have sole investment and voting power over the shares, as follows: Franklin Advisers, Inc. ("FAI") has sole voting power over 4,074,607 shares, Fiduciary Trust Company International ("Fiduciary Trust") has sole voting power over 140,700 shares, Franklin Templeton Portfolio Advisors, Inc. ("FT Portfolio") has sole voting power over 128,914 shares and Franklin Templeton Investments (Asia) Ltd. ("FT Investments") has sole voting power over 1,642 shares. Additionally, FAI has sole dispositive power over 4,137,407 shares, Fiduciary Trust has sole dispositive power over 140,700 shares, FT Portfolio has sole dispositive power over 128,914 shares and FT Investments has sole dispositive power over 1,642 shares. Charles B. Johnson and Rupert H. Johnson, Jr. each own in excess of 10% of the outstanding stock of Franklin Resources, Inc. and are the principal stockholders of FRI. The FR Reporting Persons' principal business address is One Franklin Parkway, San Mateo, CA 94403-1906.

(4)
Based solely on a Schedule 13G filed with the SEC on February 12, 2015. According to the Schedule 13G, RS Investment Management Co. LLC, a registered investment advisor, has sole voting power over 5,799,945 shares and sole dispositive power over 6,092,911 shares.

  According to the Schedule 13G, the clients of RS Investment Management Co., including investment companies registered under the Investment Company Act of 1940 and separately managed accounts, have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the common stock of HMS. To the knowledge of RS Investment Management Co., no individual client has an interest of more than five percent of the class of securities reported. RS Investment Management's principal business address is One Bush Street, Suite 900, San Francisco, CA 94104.

(5)
Based solely on a Schedule 13G/A filed with the SEC on February 13, 2015. According to the Schedule 13G/A, T. Rowe Price Associates, Inc., a registered investment adviser ("Price Associates"), has sole voting power over 582,702 shares and sole dispositive power over 4,903,069 shares. Price Associates does not serve as custodian of the assets of any of its clients; accordingly, in each instance only the client or the client's custodian or trustee bank has the right to receive dividends paid with respect to, and proceeds from the sale of, such securities. The ultimate power to direct the receipt of dividends paid with respect to, and the proceeds from the sale of, such securities, is vested in the individual and institutional clients for whom Price Associates serves as investment adviser. Any and all discretionary authority which has been delegated to Price Associates may be revoked in whole or in part at any time. Price Associates' principal business address is 100 E. Pratt Street, Baltimore, Maryland 21202.

(6)
Based solely on a Schedule 13G/A filed with the SEC on February 10, 2015. According to the Schedule 13G/A, The Vanguard Group, a registered investment advisor, has sole voting power over 116,537 shares, sole dispositive power over 5,370,241 shares and shared dispositive power over 110,137 shares. Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 110,137 shares as a result of its serving as investment manager of collective trust accounts. Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 6,400 shares as a result of its serving as investment manager of Australian investment offerings. The Vanguard Group's principal business address is 100 Vanguard Blvd., Malvern, PA 19355.

(7)
Based solely on a Schedule 13G/A filed with the SEC on February 4, 2015. According to the Schedule 13G/A, William Blair & Company, LLC has sole voting and dispositive power over 6,481,059 shares. William Blair's principal business address is 222 W. Adams, Chicago, IL 60606.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Review, Approval and Ratification of Transactions with Related Persons

        The Audit Committee's Charter provides that the Audit Committee shall review all transactions with related persons on an ongoing basis for potential conflict of interest situations and that all such transactions must be approved by the Audit Committee.

        Our Board of Directors has adopted a written Related Person Transaction Policy (as amended and approved by the Board in October 2014) to assist the Board in reviewing proposed transactions between the Company and certain individuals deemed to be "related persons." The policy applies to our executive officers, directors, director nominees and 5% stockholders (and their immediate family members), each of whom we refer to as a "related person," and governs the review of any transaction, arrangement or relationship in which we are a participant, the amount involved exceeds $120,000 and a related person has a direct or indirect material interest. We refer to such a transaction, arrangement or relationship as a "related person transaction."

        A related person must notify the Corporate Secretary of any plan to enter into, extend or modify any transaction with the Company or its affiliate that could be a related person transaction. The policy calls for the proposed transaction with a related person to be reviewed and, if deemed appropriate, approved by the Audit Committee prior to entry into the transaction. Under the policy, any related person transactions that are ongoing in nature and previously approved by the Audit Committee will be reviewed annually.

        A transaction with a related person reviewed under the policy will be considered approved or ratified if it is authorized by the Audit Committee after full disclosure of the related person's interest in the transaction. The Audit Committee will review and consider all relevant information regarding the transaction, including the impact on a director's independence or a Board committee's composition in the event the related person is a director, as it deems appropriate under the circumstances.

        The Audit Committee may approve or ratify the transaction only if the Audit Committee determines that, under all of the circumstances, the transaction is in, or is not inconsistent with, the best interests of the Company. In connection with approving a transaction with a related person, the Audit Committee may impose any conditions on the transaction that it deems appropriate. All related person transactions will be disclosed in applicable SEC filings to the extent required by the Securities Act of 1933 and the Exchange Act and related rules and regulations.

Board Determination of Independence

        A majority of our Board of Directors must be comprised of "independent directors" in accordance with the NASDAQ Marketplace Rules. Under Rule 5605(a)(2) of the NASDAQ Marketplace Rules, a director will only qualify as an "independent director" if, in the opinion of our Board of Directors, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Based on its review of the applicable independence standards and answers to annual questionnaires completed by the directors, our Board of Directors has determined that each of Messrs. Holster, Callen, Mendelson, Miller, Schwartz and Stowe and Mses. Rudnick and Tellez is an "independent director" as defined under the NASDAQ Marketplace Rules.

Item 14.    Principal Accounting Fees and Services.

Fees of Independent Registered Public Accountants during Fiscal Years 2014 and 2013

        In addition to retaining KPMG to audit our financial statements, from time to time, we engage KPMG to perform other services. The following table sets forth the aggregate fees billed by KPMG in connection with the services rendered during the past two fiscal years. All fees set forth below were pre-approved by the Audit Committee of the Board of Directors.

Type of Fee	2014	2013
Audit Fees(1)	$940,000	$873,667
Tax Fees(2)	$118,002	$60,594

Total Fees for Services Provided	$1,058,002	$934,261

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

        Prior to the annual engagement of our independent registered public accounting firm, the Audit Committee pre-approves all services to be provided. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services. In such circumstances, our senior management seeks approval of the non-audit services that it recommends the Audit Committee engage the independent registered public accounting firm to provide for the fiscal year. A budget, estimating the specific non-audit service spending for the fiscal year, is provided to the Audit Committee along with the request. The Audit Committee will be regularly informed of the non-audit services actually provided by the independent auditor pursuant to this pre-approval process.

PART IV

Item 15.    Exhibits.

        The Exhibits are set forth on the Exhibit Index on page 58 and incorporated herein by reference.

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

Date: April 30, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ WILLIAM C. LUCIA William C. Lucia	President, Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2015
/s/ JEFFREY S. SHERMAN Jeffrey S. Sherman	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	April 30, 2015

HMS Holdings Corp. and Subsidiaries
Exhibit Index

Exhibit Number		Description
10.47	†*	Employment Agreement between Cynthia Nustad and HMS Business Services, Inc. dated May 15, 2012.
10.48	†*	Employment Agreement between Eugene V. DeFelice and HMS Holdings Corp. dated February 26, 2014.
10.49	†*	Employment Agreement between Joseph M. Donabauer and HMS Business Services, Inc. dated April 2, 2014.
10.50	†*	Retention Agreement between Joseph M. Donabauer and HMS Holdings Corp. dated April 28, 2014.
31.4	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.5	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†
Indicates a management contract or compensatory plan, contract or arrangement

*
Filed herewith

ANNEX A

HMS HOLDINGS CORP. AND SUBSIDIARIES
(in thousands)
(unaudited)

Reconciliation of Net income to EBITDA and adjusted EBITDA

	Year Ended December 31,
	2014	2013
Net income	$13,947	$39,997
Net interest expense	7,874	12,387
Income taxes	12,383	25,593
Depreciation and amortization, net of deferred financing costs, included in net interest expense	53,598	54,991

Earnings before interest, taxes, depreciation and amortization (EBITDA)	87,802	132,968
Stock-based compensation expense	13,356	11,997

Adjusted EBITDA	$101,158	$144,965