Form 10-Q
period 2015-03-31
HMS HOLDINGS CORP
filed 2015-05-11
CIK 1196501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 6, 2015, there were approximately 88,514,512 shares of the registrant’s common stock (par value $0.01 per share) outstanding.

HMS HOLDINGS CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

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

We cannot guarantee that any forward-looking statement will be realized. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. We caution you, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K and Part II of this Form 10-Q, and in particular, the risks discussed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K and Part II, Item 1A of this Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission.

Any forward-looking statements made by us in this Quarterly Report on Form 10-Q speak only as of the date on which they are made. Factors or events that could cause actual results to differ may emerge from time to time and it is not possible for us to predict all of them. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the Securities and Exchange Commission, including but not limited to our Current Reports on Form 8-K.

PART I - Financial Information

Item 1. Consolidated Financial Statements

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$133,546	$133,116
Accounts receivable, net of allowance for doubtful accounts of $1,478 and $1,898, respectively, and estimated allowance for appeals of $5,473 and $4,824 at March 31, 2015 and December 31, 2014, respectively	166,445	157,101
Prepaid expenses	12,793	11,810
Prepaid income taxes	4,541	5,142
Deferred tax assets	5,021	7,811
Other current assets	2,588	2,639
Total current assets	324,934	317,619
Property and equipment, net	110,438	116,027
Goodwill	361,468	361,468
Intangible assets, net	69,501	74,578
Deferred financing costs, net	6,436	6,957
Other assets	4,486	4,339
Total assets	$877,263	$880,988

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$42,200	$54,549
Estimated liability for appeals	36,986	36,799
Total current liabilities	79,186	91,348
Long-term liabilities:
Revolving credit facility	197,796	197,796
Deferred tax liabilities	48,227	50,853
Deferred rent	5,648	5,037
Other liabilities	2,814	2,864
Total long-term liabilities	254,485	256,550
Total liabilities	333,671	347,898
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock — $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock — $0.01 par value; 125,000,000 shares authorized; 95,031,690 shares issued and 88,505,385 shares outstanding at March 31, 2015; 94,511,444 shares issued and 87,985,139 shares outstanding at December 31, 2014	948	943
Capital in excess of par value	320,189	313,214
Retained earnings	267,469	263,947
Treasury stock, at cost: 6,526,305 shares at March 31, 2015 and at December 31, 2014	(45,014)	(45,014)
Total stockholders’ equity	543,592	533,090
Total liabilities and stockholders’ equity	$877,263	$880,988

See accompanying notes to the unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(unaudited)

	Three months ended
	March 31,
	2015	2014

Revenue	$110,324	$104,707

Cost of services:
Compensation	42,726	46,921
Data processing	10,045	9,224
Occupancy	4,007	3,960
Direct project costs	10,478	7,673
Other operating costs	6,738	5,483
Amortization of acquisition related software and intangible assets	7,047	7,160
Total cost of services	81,041	80,421

Selling, general and administrative expenses	21,302	16,489
Total operating expenses	102,343	96,910

Operating income	7,981	7,797

Interest expense	(1,954)	(2,079)
Interest income	11	24
Income before income taxes	6,038	5,742
Income taxes	2,516	2,389

Net income and comprehensive income	$3,522	$3,353

Basic income per common share:
Net income per common share — basic	$0.04	$0.04

Diluted income per common share:
Net income per common share — diluted	$0.04	$0.04

Weighted average shares:
Basic	88,246	87,436
Diluted	88,624	87,935

See accompanying notes to the unaudited consolidated financial statements

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2015

(in thousands, except share amounts)

(unaudited)

	Common Stock		Capital in		Treasury Stock		Total
	# of Shares Issued	Par Value	Excess of Par Value	Retained Earnings	# of Shares	Amount	Stockholders’ Equity
Balance at December 31, 2014	94,511,444	$943	$313,214	$263,947	6,526,305	$(45,014)	$533,090

Net income and comprehensive income	—	—	—	3,522	—	—	3,522
Stock-based compensation expense	—	—	3,245	—	—	—	3,245
Exercise of stock options	442,585	4	3,269	—	—	—	3,273
Vesting of restricted stock awards and units, net of shares withheld for employee tax	77,661	1	(597)	—	—	—	(596)
Excess tax benefit from exercise of stock options	—	—	1,448	—	—	—	1,448
Shortfall due to exercise of stock options and vesting of restricted stock units	—	—	(310)	—	—	—	(310)
Deferred tax asset reversal for unexercised stock options	—	—	(80)	—	—	—	(80)

Balance at March 31, 2015	95,031,690	$948	$320,189	$267,469	6,526,305	$(45,014)	$543,592

See accompanying notes to the unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2015	2014
Operating activities:
Net income and comprehensive income	$3,522	$3,353
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	8,163	8,003
Amortization of intangible assets	5,077	5,147
Amortization of deferred financing costs	521	521
Stock-based compensation expense	3,245	2,940
Excess tax benefit from exercised stock options	(1,448)	(854)
Deferred income taxes	(226)	(967)
Allowance for doubtful accounts and bad debt write-offs	229	(4,159)
Loss on disposal of fixed assets	10	—
Change in fair value of contingent consideration	—	6
Changes in operating assets and liabilities:
Accounts receivable	(10,205)	(490)
Prepaid expenses	(983)	1,292
Prepaid income taxes	2,049	2,829
Other current assets	51	(42)
Other assets	(147)	(125)
Accounts payable, accrued expenses and other liabilities	(10,772)	(3,057)
Estimated liability for appeals	819	6,927
Net cash provided by (used in) operating activities	(95)	21,324
Investing activities:
Purchases of land, property and equipment	(2,513)	(4,208)
Investment in capitalized software	(721)	(649)
Net cash used in investing activities	(3,234)	(4,857)
Financing activities:
Repayment of revolving credit facility	—	(35,000)
Proceeds from exercise of stock options	3,273	2,532
Excess tax benefit from exercised stock options	1,448	854
Payments of tax withholdings on behalf of employees for net-share settlement for restricted stock awards and units	(596)	(1,088)
Payments on capital lease obligations	(366)	(413)
Payments on contingent consideration	—	(428)
Net cash provided by (used in) financing activities	3,759	(33,543)
Net increase (decrease) in cash and cash equivalents	430	(17,076)
Cash and cash equivalents at beginning of period	133,116	93,366
Cash and cash equivalents at end of period	$133,546	$76,290
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$656	$419
Cash paid for interest	$2,826	$1,188
Supplemental disclosure of noncash activities:
Accrued property and equipment purchases	$959	$584
Decrease in appeals liability for lost appeals offset with a reduction in accounts receivable	$632	$13,772

See accompanying notes to the unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2015 and 2014

(unaudited)

1.              Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of HMS Holdings Corp., its subsidiaries and its affiliates (“we,” “our” and “us”) have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of our financial position at March 31, 2015, the results of our operations for the three months ended March 31, 2015 and 2014 and cash flows for the three months ended March 31, 2015 and 2014. Interim unaudited financial statements are prepared on a basis consistent with our annual financial statements. The financial statements included herein should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014, which we refer to as our Annual Report. There have been no significant changes to our critical accounting policies since December 31, 2014.

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

2.              Summary of Significant Accounting Policies

As of March 31, 2015, we have accrued an estimated liability for appeals and estimated allowance for appeals based on our historical experience with this activity under our customers’ contracts. Any future changes to any of our customer contracts, including further modifications to the transition plan for incumbent Medicare recovery audit contractors, may require us to apply different assumptions that could affect our estimated liability for future periods. We similarly accrue an allowance against accounts receivable related to fees yet to be collected, based on the same estimates used to establish the estimated liability for appeals of fees received. Our inability or failure to correctly estimate or accrue the estimated liabilities and allowance for appeals or accounts receivable could adversely affect our revenue in current or future periods.

Estimated liability for appeals and estimated allowance for appeals as of March 31, 2015 are as follows (in thousands):

Balance, December 31, 2013	$55,791
Provision	16,822
Appeals found in providers’ favor (1)	(30,990)
Balance, December 31, 2014	41,623	(2)
Provision	2,321
Appeals found in providers’ favor (1)	(1,485)
Balance, March 31, 2015	$42,459	(2)

(1)             Includes appeals, closures or other adjustments.

(2)             Includes $5,473 and $4,824 related to estimated allowance for appeals that apply to uncollected accounts receivable as of March 31, 2015 and December 31, 2014, respectively.

In the first quarter of 2015, within our estimated allowance for appeals found in favor of providers, $0.4 million was activity associated with our Medicare Recovery Audit Contractor (“RAC”) contract with the Centers for Medicare & Medicaid Services (“CMS”) resulting in an accounts receivable charge-off with CMS. In the first quarter of 2014, our estimated allowance for appeals found in favor of providers was $16.7 million, of which, $13.5 million was activity associated with our Medicare RAC contract resulting in an accounts receivable charge-off with CMS.

Allowance for doubtful accounts as of March 31, 2015 is as follows (in thousands):

Balance, December 31, 2013	$916
Provision	6,085
Recoveries	(17)
Charge-offs	(5,086)
Balance, December 31, 2014	1,898
Charge-offs and other	(420)
Balance, March 31, 2015	$1,478

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

We have the option to perform a qualitative assessment to determine if impairment is more likely than not to have occurred. If we can support the conclusion that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then we would not need to perform the two-step impairment test for that reporting unit. If we cannot support such a conclusion, or we do not elect to perform the qualitative assessment, then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill.

There are no impairment charges related to goodwill for any of the periods presented.

The carrying amounts for our cash equivalents, accounts receivable, accounts payable, accrued expenses and revolving credit facility approximate fair value.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that amends the FASB ASC by creating a new Topic 606, Revenue from Contracts with Customers. The new guidance will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance on revenue recognition throughout the Industry Topics of the Codification.

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

The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within such annual reporting periods. Early adoption is not permitted. This amendment is to be either retrospectively adopted to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. We are currently evaluating the impact of the adoption of this guidance to our consolidated financial statements.

In June 2014, FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 brings consistency to the accounting for share-based payment awards that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. Effective January 1, 2015, we adopted the provisions of ASU 2014-12. The adoption of this guidance did not have a material effect on our consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within such annual reporting periods with early adoption permitted. ASU 2015-03 is to be retrospectively adopted to each prior reporting period presented. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

3.                                      Intangible Assets

Intangible assets consisted of the following at March 31, 2015 and December 31, 2014 (in thousands):

	Gross Value	Accumulated Amortization	Net Book Value	Useful Life
March 31, 2015
Customer relationships	$102,755	$(47,568)	$55,187	5-10 years
Restrictive covenants	18,000	(12,309)	5,691	3-7 years
Trade name	17,000	(8,377)	8,623	3-5 years
	$137,755	$(68,254)	$69,501

December 31, 2014
Customer relationships	$102,755	$(44,020)	$58,735	5-10 years
Restrictive covenants	18,000	(11,394)	6,606	3-7 years
Trade name	17,000	(7,763)	9,237	3-5 years
	$137,755	$(63,177)	$74,578

Estimated amortization expense for intangible assets is expected to approximate the following (in thousands):

Year Ending December 31,
Remainder of 2015	$15,193
2016	19,933
2017	16,613
2018	15,993
2019	1,582
Thereafter	187

For the three months ended March 31, 2015 and 2014, amortization expense related to intangible assets was $5.1 million and $5.2 million, respectively.

4.              Income Taxes

Our effective tax rate increased to 41.7% for the three months ended March 31, 2015 from41.6% for the three months ended March 31, 2014, primarily due to changes in state apportionments and permanent differences. The principal differences between the statutory rate and our effective rate are state taxes and permanent differences.

During the three months ended March 31, 2015, we utilized $3.9 million in tax deductions arising from stock-based compensation, which resulted in an excess tax benefit of $1.4 million that was recorded to capital in excess of par value and an offsetting reduction to taxes payable.

As of March 31, 2015 and 2014, the total amount of unrecognized tax benefits was approximately $1.4 million and $1.5 million, respectively (net of the federal benefit for state issues) that, if recognized, would favorably affect our future effective tax rate. As of March 31, 2015 and 2014, the accrued liability for interest expense and penalties related to unrecognized tax benefits was $0.3 million and $0.2 million, respectively. We include interest expense and penalties in the provision for income taxes in the unaudited Consolidated Statements of Comprehensive Income. The amount of interest expense (net of federal and state income tax benefits) and penalties in the unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014 was immaterial. We do not expect any significant change in unrecognized tax benefits during the next twelve months.

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

5.              Credit Agreement

In May 2013, we entered into a $500 million five-year, amended and restated revolving credit agreement (“2013 Credit Agreement”) with certain financial institutions and Citibank, N.A. as Administrative Agent. No principal payments were made against our revolving credit facility during the three months ended March 31, 2015. During the three months ended March 31, 2014, we made principal payments of $35.0 million. The $197.8 million principal balance of our revolving credit facility is due in May 2018.

The 2013 Credit Agreement provides for an initial $500 million revolving credit facility, and, under specified circumstances, the revolving credit facility can be increased or one or more incremental term loan facilities can be added, provided that the incremental credit facilities do not exceed in the aggregate the sum of (a) $75 million plus (b) an additional amount not less than $25 million, so long as our total secured leverage ratio, calculated giving pro forma effect to the requested incremental borrowing and other customary and appropriate pro forma adjustment events, including any permitted acquisitions, is no greater than 2.5:1.0. The amount available to borrow is based on certain borrowing base calculations found in our 2013 Credit Agreement. The 2013 Credit Agreement is collateralized by our assets.

The 2013 Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of default. The 2013 Credit Agreement requires us to comply, on a quarterly basis, with certain principal financial covenants, including a maximum consolidated leverage ratio reducing from 3.50:1.00 to 3.25:1.00 over the next five years and a minimum interest coverage ratio of 3.00:1.00. As of March 31, 2015, we were in compliance with all of the terms of the 2013 Credit Agreement.

The interest rates applicable to the revolving credit facility are, at our option, either (a) the LIBOR multiplied by the statutory reserve rate plus an interest margin ranging from 1.50% to 2.25% based on our  consolidated leverage ratio, or (b) a base rate (which is equal to the greatest of (a) Citibank’s prime rate, (b) the federal funds effective rate plus 0.50% and (c) the one-month LIBOR plus 1.00% plus an interest margin ranging from 0.50% to 1.25% based on our consolidated leverage ratio). The applicable interest rate was 2.26% at March 31, 2015.  We pay an unused commitment fee on the revolving credit facility during the term of the 2013 Credit Agreement ranging from 0.375% to 0.50% per annum based on our consolidated leverage ratio.

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

The interest expense and the commitment fees on the unused portion of our revolving credit facility are as follows (in thousands):

	Three months ended March 31,
	2015	2014
Interest expense	$1,027	$1,164
Commitment fees	$372	$328

At March 31, 2015 and December 31, 2014, the unamortized balance of deferred origination fees and debt issue costs were $6.4 million and $6.9 million, respectively. For the three months ended March 31, 2015 and 2014, we amortized $0.5 million and $0.5 million, respectively, of interest expense related to our deferred origination fees and debt issue costs.

Although we expect that operating cash flows will continue to be a primary source of liquidity for our operating needs, the revolving credit facility may be used for general corporate purposes, including acquisitions, available for future cash flow needs, if necessary.

As part of our contractual agreement with a customer, we have an outstanding irrevocable letter of credit or Letter of Credit for $4.6 million, which we established against the revolving credit facility.

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

The following table reconciles the basic to diluted weighted average common shares outstanding using the treasury stock method (in thousands, except per share data):

Basic and diluted

	Three months ended March 31,
	2015	2014
Net income	$3,522	$3,353

Weighted average common shares outstanding — basic	88,246	87,436
Plus: net effect of dilutive stock options	181	336
Plus: net effect of dilutive restricted stock awards and units	197	163
Weighted average common shares outstanding — diluted	88,624	87,935
Income per common share — basic	$0.04	$0.04
Income per common share — diluted	$0.04	$0.04

For the three months ended March 31, 2015 and 2014, 2,940,897 and 1,434,314 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive. For the three months ended

March 31, 2015 and 2014, 71,192 and 25,541 restricted stock units, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

7.                    Stock-Based Compensation

Total stock-based compensation expense charged as a selling, general and administrative expense in our unaudited Consolidated Statements of Comprehensive Income related to our stock compensation plans was $3.2 million and $2.9 million for the three months ended March 31, 2015 and March 31, 2014, respectively.

Stock Options

Presented below is a summary of our stock option activity for the three months ended March 31, 2015 (in thousands, except for weighted average exercise price and weighted average remaining contractual terms):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at December 31, 2014	4,101	$18.72
Granted	1,088	16.77
Exercised	(443)	7.40
Forfeited	(295)	23.03
Expired	(25)	24.48
Outstanding at March 31, 2015	4,426	19.06	5.12	$5,959
Expected to vest at March 31, 2015	2,499	19.78	6.36	4
Exercisable at March 31, 2015	1,871	$18.06	3.42	$5,955

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

The fair value of each option grant with service-based vesting conditions was estimated using the Black-Scholes pricing models. The performance share awards granted in 2014 and 2015 are market condition awards as attainment is based on the performance of our common stock for the relevant performance period. These awards were valued on the date of grant using a Monte Carlo simulation model.

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

The weighted average grant-date fair value per share of the stock options granted during the three months ended March 31, 2015 and 2014 was $5.89 and $6.88, respectively. We estimated the fair value of each stock option grant on the date of grant using a Black-Scholes option-pricing model and the weighted-average assumptions set forth in the following table:

	Three months ended March 31,
	2015	2014
Expected dividend yield	—	—
Risk-free interest rate	1.44%	1.65%
Expected volatility	38.29%	37.08%
Expected life	4.88 years	4.81 years

During the three months ended March 31, 2015 and 2014, we issued 0.4 million shares and 0.3 million shares, respectively, of our common stock upon the exercise of outstanding stock options and received proceeds of $3.3 million and $2.5 million, respectively.

For the three months ended March 31, 2015 and 2014, stock-based compensation expense for stock options was $1.4 million and approximately $1.9 million, respectively.

We recognized excess income tax benefit of approximately $1.4 million and $0.9 million from the exercise of stock options in our unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, respectively.

The total intrinsic value of options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionees to exercise the options) for the three months ended March 31, 2015 and 2014 was approximately $5.4 million and $3.0 million, respectively.

As of March 31, 2015, there was approximately $14.5 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to stock options outstanding, which is expected to be recognized over a weighted-average period of 1.58 years.

Restricted Stock Units

Our non-employee members of our Board of Directors and certain employees have received restricted stock units under the Fourth Amended and Restated 2006 Stock Plan (the “2006 Stock Plan”). The fair value of restricted stock units is estimated based on the closing sale price of our common stock on the NASDAQ Global Select Market on the date of issuance. The total number of restricted stock units expected to vest is adjusted by estimated forfeiture rates. Shares withheld to pay taxes upon the vesting of restricted stock units are retired.

For the three months ended March 31, 2015, we granted 589,497 restricted stock units with an aggregate fair market value of $9.9 million.

For the three months ended March 31, 2015 and 2014, stock-based compensation expense for restricted stock units was $1.8 million and $1.0 million, respectively.

At March 31, 2015, 1.3 million restricted stock units remained unvested and there was approximately $20.8 million of unamortized compensation cost related to these restricted stock units, which is expected to be recognized over the remaining weighted-average vesting period of 1.74 years.

A summary of the status of our restricted stock units and of changes in restricted stock units outstanding under the 2006 Stock Plan for the three months ended March 31, 2015 is as follows (in thousands, except for weighted average grant date fair value per unit):

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Outstanding balance at December 31, 2014	910	$22.84
Granted	589	16.76
Vesting of restricted stock units, net of shares withheld for taxes	(88)	24.03
Shares withheld for taxes	(35)	24.03
Forfeitures	(83)	24.96
Outstanding balance at March 31, 2015	1,293	$19.82

Restricted Stock Awards

We did not issue restricted stock awards during the three months ended March 31, 2015. There was no stock-based compensation expense related to previously granted stock awards for the three months ended March 31, 2015. Stock-based compensation expense related to previously granted restricted stock units was $0.1 million for the three months ended March 31, 2014.

8.                    Commitments and Contingencies

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

Our contractual relationships, including those with federal and state government entities, subject our operations, billing and business practices to scrutiny and audit, including by multiple agencies and levels of government, as well as to frequent transitions and changes in the personnel responsible for oversight of our contractual performance. From time to time, we may have contractual disputes with our customers arising from differing interpretations of contractual provisions that define our rights, obligations, scope of work or terms of payment, and with associated claims of liability for inaccurate or improper billing for reimbursement of contract fees, or for sanctions or damages for alleged performance deficiencies. Resolution of such disputes may involve litigation or may require that we accept some amount of loss or liability in order to avoid customer abrasion, negative marketplace perceptions and other disadvantageous results that could adversely affect our business, financial condition, results of operations and cash flows.

Kern Health Systems: In August 2011, in the Superior Court of the State of California, County of Los Angeles, Kern Health Systems (“KHS” or “Plaintiff”) sought to recover in excess of $7.0 million exclusive of interest, attorney fees and costs, against Allied Management Group Special Investigation Unit, Inc. (“AMG”), Dennis Demetre, and Lori Lewis (collectively, “Defendants”), jointly and severally, on causes of action for breach of contract, professional negligence, intentional misrepresentation, negligent misrepresentation and unfair business practices under the California Business and Professions Code. On June 9, 2014, the jury issued its verdict in favor of all Defendants, and against KHS, on all causes of action except negligent misrepresentation. On that cause of action, the jury issued a verdict against all Defendants, jointly and severally, in the sum of $1.38 million. The negligent misrepresentation verdict was based on representations to KHS allegedly made by AMG and former owner Dennis Demetre in the spring of 2008, prior to our acquisition of AMG. We believe that the jury erroneously awarded damages based on an error inasmuch as the jury unanimously found that Defendants (through Demetre) made the negligent misrepresentation to KHS while having reasonable grounds for believing the representation to be true. Based on the jury’s verdict, we believe we are properly characterized as the prevailing party on the breach of contract claim. AMG has filed an appeal of the verdict and is seeking to recover its attorney fees and costs in the sum of approximately $2.3 million. We have not recorded an obligation on this matter at this time, as we have appealed this decision and believe it is probable that we will prevail on the appeal of this matter, although there are risks and uncertainties related to any litigation, including appeals, and neither we nor our counsel can assure litigation results. Pending the appeal process, we were required to obtain a surety bond in the amount of 150% of the final judgment amount, or approximately $2.2 million, which was collateralized by a cash deposit and is reflected in Other current assets on our unaudited Consolidated Balance Sheet at March 31, 2015.

Dennis Demetre and Lori Lewis: In July 2012, two of AMG’s former owners, Dennis Demetre and Lori Lewis, filed an action in the Supreme Court of the State of New York, claiming an undetermined amount of damages alleging that various actions unlawfully deprived Demetre and Lewis of the acquisition earn-out portion of the purchase price of AMG under the applicable Stock Purchase Agreement (the “SPA”) and that we had breached certain contractual provisions under the SPA. Demetre and Lewis filed a second amended complaint with two causes of action for breach of contract. We filed a counter claim for breach of contract arising out of Demetre’s and Lewis’s failure to indemnify us for costs, including attorney fees arising out of our defense of the KHS action described above and for fraud arising out of Demetre’s and Lewis’s misrepresentations concerning capabilities of their software platform. This case continues in the discovery phase. We believe we have a meritorious defense and will continue to defend this matter vigorously, although there are risks and uncertainties related to any litigation.

Restrictive Covenants and Trade Secret Actions in Texas and New York: We are the plaintiff in lawsuits filed in August 2014, entitled HMS Holdings Corp., et al. v. Public Consulting Group, Inc., James Gambino, and Jason Ramos, in the District Court of Dallas County, Texas, Cause No. DC-14-09047 (the “Texas Action”), and HMS Holdings Corp., et al. v. Matthew Arendt, Sean Curtin, and Danielle Lange, in the New York State Supreme Court, Albany County, Index No. A00754/2014 (the “New York Action”). These suits allege that, in the violation of their respective contractual, statutory and common law obligations to us, defendant Public Consulting Group, Inc. and defendants former HMS employees Gambino, Ramos, Arendt, Curtin and Lange unlawfully misappropriated our confidential, proprietary and trade secret information, as well as our employee and customer relationships. The lawsuits seek damages and injunctive relief and assert causes of action including breach of contract, breach of fiduciary duty and misappropriation of trade secrets. At the Texas Court’s direction, an agreed temporary restraining order was entered, under which, among other things, the defendants are prohibited from using our confidential information, and must return any of our information. There can be no assurances that this will be adequate to protect our confidential or trade secret information. Both the Texas and New York Actions are currently in the discovery phase. Additionally, we have sought injunctions in both the Texas and New York Actions. The defendants have claimed, among other things, that we are not entitled to such injunctive relief, and that certain information which we believe to be confidential and/or trade secret information is not entitled to protection. A decision on that issue has not yet been issued by either court. Additionally, we, through discovery in the lawsuits and forensic investigation, have uncovered what we believe to be the wrongful destruction of evidence by one or more defendants and have sought judicial relief. To date, this issue has not been decided. The Texas Court has set an initial trial date for March 2016.

9.                                      Subsequent Events

In connection with the preparation of these unaudited Consolidated Financial Statements, an evaluation of subsequent events was performed through the date these unaudited Consolidated Financial Statements were issued and there are no other events that have occurred that would require adjustments to or disclosure in our unaudited Consolidated Financial Statements.

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

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission (“SEC”). In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A. “Risk Factors” and in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC.

Business Overview

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

Our customers are government health agencies, including CMS, and commercial health plans, government and private employers, child support agencies, and other healthcare payers and sponsors.

As of March 31, 2015, we served CMS, the Veterans Health Administration (“VHA”), 45 state Medicaid programs and the District of Columbia. We also provided services to approximately 230 commercial customers and supported their multiple lines of business; including Medicaid managed care, Medicare Advantage, and group and individual health. We also served as a subcontractor for certain business outsourcing and technology firms.

We have grown both organically and through targeted acquisitions. Initially, we provided coordination of benefits services to state Medicaid agencies. When Medicaid began to delegate members to managed care organizations, we began providing similar coordination of benefits services to those plans. We launched our payment integrity services in 2007 and have since acquired several businesses to expand our service offerings. In 2009, we began providing cost containment services for Medicare with our acquisition of IntegriGuard, LLC, which is now doing business as our wholly owned subsidiary HMS Federal, providing fraud, waste and abuse analytical services to the Medicare program, VHA and the Department of Defense. In 2009 and 2010, we began providing cost containment services to large self-funded employers through our acquisitions of Verify Solutions, Inc. and Chapman Kelly, Inc. In 2011, we expanded our payment integrity services among federal, state and commercial payers with our acquisition of HealthDataInsights, Inc. (“HDI”). HDI provides improper payment identification services for government and commercial health plans, and is the Medicare RAC in CMS Region D, covering 17 states and three U.S. territories. In December 2012, we extended our workers’ compensation recovery services to commercial health plans through our asset purchase of MedRecovery Management, LLC (“MRM”).

Healthcare Environment

In March 2010, the Patient Protection and Affordable Care Act (“ACA”) was signed into law and in June 2012, the U.S. Supreme Court upheld the constitutionality of the ACA, ruling that the federal government could not condition continued receipt of a state’s existing Medicaid funding on its agreement to implement Medicaid expansion. As of March 2015, 29 states and the District of Columbia have committed to expanding their Medicaid programs and/or have begun to implement Medicaid expansion. Based on CMS National Health Expenditure (“NHE”) Projections for 2013-2023, in 2015, Medicare programs will cover approximately 54 million people and Medicaid/CHIP programs will cover approximately 76 million people.

As enrollment in these government healthcare programs continues to grow, there is increased pressure on states to contain the growth of state and federal Medicaid spending and to provide more access to healthcare for low-income individuals. According to the CMS NHE Projections for 2013-2023, Medicare programs are projected to spend approximately $633 billion in 2015, an increase of $17 billion compared to the amount spent in 2014. In 2015, Medicaid/CHIP programs are projected to spend approximately $556 billion, an increase of $35 billion compared to the amount spent in 2014. In response to the budgetary pressure facing the states and the rising cost of care and the number of beneficiaries, the use of managed care arrangements in Medicaid continues to grow. In addition, states are expanding the use of managed care organizations to new regions within the state or are using managed care arrangements to serve beneficiaries with more complex conditions. Of the 30 Medicaid programs that are expanding under the ACA, all but three currently contract in some form with comprehensive managed care organizations to administer benefits to their Medicaid members.

Another result of the ACA is the increasing complexity in determining eligibility, as well as the shifting of members from Medicaid government premium subsidies through the health insurance exchange marketplaces and potentially back to Medicaid due to changes in income.

Customers

On April 30, 2015, we entered into a contract extension with our largest customer, the New Jersey Department of Human Services, to extend our relationship for an additional three months through July 31, 2015. We will continue to provide services to this customer under the same terms and conditions as the original contract, which expired on April 30, 2015. We are currently in the process of reprocuring this contract. Our failure to reprocure this contract would have a material adverse effect on our financial condition, results of operations and cash flows.

Our Medicare RAC contract with CMS is through our wholly-owned subsidiary HDI. This contract, after a series of contract modifications, will expire on December 31, 2015 and requires us to assist CMS with the appeals process through April 30, 2017. In February 2013, CMS began the reprocurement process for the Medicare RAC Program contracts. Following the denial of protests with respect to the initial Request for Quote (“RFQ”) and issuance of new RFQs for CMS Regions 1, 2 and 4, HDI and one of HDI’s prospective competitors protested certain terms of the new RFQs, which protests were denied by the Government Accountability Office (“GAO”) in April 2014. HDI’s prospective competitor subsequently filed a lawsuit at the U.S. Court of Federal Claims challenging the terms of the solicitations for CMS Regions 1, 2 and 4 and seeking an injunction against CMS. In August 2014, the U.S. Court of Federal Claims entered judgment in favor of the GAO and HDI’s prospective competitor appealed to the U.S. Court of Appeals for the Federal Circuit. In September 2014, the U.S. Court of Federal Claims granted a stay that prohibited CMS from awarding contracts for CMS Regions 1, 2 and 4 pending the outcome of the appeal. On March 10, 2015, the U.S. Court of Appeals for the Federal Circuit issued a decision in favor of HDI’s prospective competitor and remanded the matter back to the lower court for further proceedings consistent with the decision. The timing of the new Medicare RAC contract awards remains uncertain.

In connection with the Medicare RAC contract, in August 2014, CMS announced it would settle with hospitals willing to withdraw inpatient status claims currently pending in the appeals process by offering to pay hospitals 68% for all eligible claims that they have billed to Medicare. Although we accrue an estimated liability for appeals based on the amount of fees that are subject to appeals, closures or other adjustments, which we estimate are probable of being returned to providers following a successful appeal, and we similarly accrue an allowance against accounts receivables related to fees yet to be collected, the impact of CMS’ settlement offer to hospitals remains uncertain and our financial condition and results of operations could be adversely affected if we are required to return certain fees we have already been paid under HDI’s existing Medicare RAC contract or we are unable to collect fees for audits we have already performed. We have been engaged in ongoing communications with CMS regarding the potential impact of the hospital settlement on fees that we have been, or are due to be paid and our respective positions with respect to the resolution of the matter, which remains uncertain at this time. There could be a material negative impact on our revenue if under the current Medicare RAC contract, HDI is unable to obtain full payments for properly provided services or is required to repay a portion of prior fees associated with the hospital settlement program, or if future fees payable to HDI by CMS are reduced.

Critical Accounting Policies

Since the date of our Annual Report on Form 10-K for the year ended December 31, 2014, there have been no changes to our critical accounting policies. Refer to the items disclosed as our Critical Accounting Policies in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC.

SUMMARY OF OPERATING RESULTS

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table sets forth, for the periods indicated, certain items in our unaudited Consolidated Statements of Comprehensive Income expressed as a percentage of revenue:

	Three months ended March 31,
	2015	2014
Revenue	100.0%	100.0%
Cost of services:
Compensation	38.7	44.8
Data processing	9.1	8.8
Occupancy	3.6	3.8
Direct project costs	9.5	7.4
Other operating costs	6.1	5.2
Amortization of acquisition related software and intangible assets	6.4	6.8
Total cost of services	73.4	76.8
Selling, general, and administrative expenses	19.3	15.7
Total operating expenses	92.7	92.6
Operating income	7.3	7.4
Interest expense	(1.8)	(1.9)
Interest income	0.0	0.0
Other income, net	0.0	0.0
Income before income taxes	5.5	5.5
Income taxes	(2.3)	(2.3)
Net income and comprehensive income	3.2%	3.2%

Revenue for the three months ended March 31, 2015 was $110.3 million, an increase of $5.6 million, or 5.3%, compared to revenue of $104.7 million for the three months ended March 31, 2014. This increase resulted from a $15.6 million increase in revenue related to changes in the yield and scope of projects from existing customers and differences in the timing of when customer projects were completed in the current quarter compared to the same quarter in the prior year. For the three months ended March 31, 2015, an additional $1.4 million in revenue was generated from new customers. These increases were offset by an $8.3 million decrease related to the transitional revenue from the Medicare RAC contract and a $3.1 million decrease related to contract expirations.

Compensation expense as a percentage of revenue was 38.7% for the three months ended March 31, 2015, compared to 44.8% for the three months ended March 31, 2014. Compensation expense was $42.7 million for the current quarter, a decrease of $4.2 million, or 9.0%, compared to compensation expense of $46.9 million for the same quarter in the prior year. This decrease reflects a $3.0 million decline in salary and overtime expense, a $0.6 million decrease in variable compensation and a $0.5 million decrease in severance expense. During the three months ended March 31, 2015, we averaged 2,008 employees, a 12.5% decrease compared to our average of 2,295 employees during the quarter ended March 31, 2014. The reduction in headcount is related to efficiencies in labor achieved, outsourcing certain non-core work previously performed by employees to vendors or subcontractors, reductions related to Medicare RAC support warranted from a business point of view by the reduction in that contract, and various other reductions related to employee terminations in the prior fiscal year.

Data processing expense as a percentage of revenue was 9.1% for the three months ended March 31, 2015, compared to 8.8% for the three months ended March 31, 2014. Data processing expense was $10.0 million for the current quarter, an increase of $0.8 million, or 8.7%, over data processing expense of $9.2 million for the same quarter in the prior year. Continuous improvements to our technology infrastructure and developments in transaction processing resulted in higher expenses in the current quarter. These increases reflected additional software costs of $0.6 million primarily related to software maintenance and amortization of capitalized software and additional data and related communication costs of $0.4 million. These increases were partially offset by a $0.2 million decrease in equipment maintenance costs.

Occupancy expense as a percentage of revenue was 3.6% for the three months ended March 31, 2015, compared to 3.8% for the three months ended March 31, 2014. Occupancy expense was $4.0 million for both the current quarter and the same quarter in the prior year. Beginning in fiscal year 2015, the cost of unoccupied office space in any of our locations is reflected within Selling, general, and administrative expense.

Direct project expense as a percentage of revenue was 9.5% for the three months ended March 31, 2015, compared to 7.4% for the three months ended March 31, 2014. Direct project expense for the current quarter was $10.5 million, an increase of $2.8 million, or 36.4%, compared to direct project expense of $7.7 million for the same quarter in the prior year. This increase primarily resulted from additional subcontractor fees of $2.2 million relating to the outsourcing of verifications and operations support functions that were formerly performed by full time employees. Other expense increases included additional data conversion and data costs of $0.4 million and incremental lockbox expense of $0.2 million.

Other operating costs as a percentage of revenue were 6.1% for the three months ended March 31, 2015, compared to 5.2% for the three months ended March 31, 2014. Other operating costs for the current quarter were $6.7 million, an increase of $1.2 million, or 21.8%, compared to other operating costs of $5.5 million for the same quarter in the prior year. This increase primarily resulted from a $1.6 million increase in temporary personnel expense and a $0.3 million increase in subcontracting fees, primarily in the areas of IT support for innovation initiatives, data onboarding development and program integrity support. These increases were partially offset by a $0.4 million decrease in printing and postage expenses, a $0.2 million decrease in travel expense and a $0.1 million decrease in recruiting and employee relocation expenses.

Amortization of acquisition-related software and intangible assets as a percentage of revenue was 6.4% for the three months ended March 31, 2015, compared to 6.8% for the three months ended March 31, 2014. Amortization of acquisition-related software and intangible assets for the current quarter was $7.0 million, compared to amortization expense of $7.2 million for the same quarter in the prior year. This expense consists primarily of amortization of customer relationships, trade names and software. This decrease primarily resulted from certain of our intangible assets becoming fully amortized in the prior fiscal year.

Selling, general, and administrative expense as a percentage of revenue was 19.3% for the three months ended March 31, 2015 compared to 15.7% for the three months ended March 31, 2014. Selling, general, and administrative expense for the current quarter was $21.3 million, an increase of $4.8 million, or 29.1%, compared to $16.5 million for the same quarter in the prior year. This increase resulted from a $3.3 million increase in legal expenses primarily related to our action against Public Consulting Group, Inc. and certain former employees, which was not yet filed in the first quarter of last year, a $0.7 million increase in occupancy expense and a $0.4 million increase in compensation expense. These increases were partially offset by a decrease of $0.3 million in data processing expense. During the three months ended March 31, 2015, we averaged 220 employees in the sales, general and administrative group, a 0.9% increase over our average of 218 employees in that group during the same quarter in the prior year. See “Legal Proceedings” in Note 8 - “Commitments and Contingencies” in our Notes to the Consolidated Financial Statements in Part I, Item 1. “Consolidated Financial Statements” for additional information.

Operating income for the three months ended March 31, 2015 was $8.0 million, an increase of $0.2 million, or 2.6%, compared to operating income of $7.8 million for the three months ended March 31, 2014.

Interest expense was $2.0 million for the three months ended March 31, 2015, compared to $2.1 million for the three months ended March 31, 2014. Interest expense represents borrowings under our revolving credit facility, amortization of deferred financing costs, commitment fees for our revolving credit facility and issuance fees for our Letter of Credit. The $0.1 million decrease compared to the same quarter in the prior year primarily relates to a $0.1 million reduction in interest on our revolving debt, which was the result of a $35.0 million payment on our principal balance made at the end of the first quarter of 2014. Interest income was $11,000 for the current quarter, compared to interest income of $24,000 for the same quarter in the prior year. There was no other income in the current quarter, compared to net other income of $23,000 in the same quarter in the prior year related to net tenant income for leases associated with our Irving, Texas building.

We recorded income tax expense of $2.5 million for the three months ended March 31, 2015, compared to income tax expense of $2.4 million for the three months ended March 31, 2014, an increase of $0.1 million. Income before taxes increased $0.3 million for the current quarter over income before taxes for the same quarter in the prior year, which caused an increase in tax expense of $0.1 million. Our effective tax rate increased to 41.7% for the current quarter from 41.6% for the same quarter in the prior year, primarily due to a change in state apportionments and permanent differences. The principal difference between the statutory rate and our effective rate are state taxes and permanent differences.

Net income and comprehensive income of $3.5 million for the three months ended March 31, 2015 represents an increase of $0.1 million compared to net income and comprehensive income for the three months ended March 31, 2014 of $3.4 million.

Off-Balance Sheet Arrangements

Other than our Letter of Credit, we do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

The following tables, which should be read in conjunction with our unaudited Consolidated Statements of Cash Flows, represent the cash and cash equivalents and working capital at March 31, 2015 and December 31, 2014, respectively, and a summary of our cash flows as of March 31, 2015 and 2014, respectively:

(in thousands)	March 31, 2015	December 31, 2014

Cash and cash equivalents	$133,546	$133,116
Working capital	$245,748	$226,271

A summary of our cash flows is as follows:

	Three months ended March 31,
(in thousands)	2015	2014
Net cash provided by (used in) operating activities	$(95)	$21,324
Net cash used in investing activities	(3,234)	(4,857)
Net cash provided by (used in) financing activities	3,759	(33,543)
Net increase (decrease) in cash and cash equivalents	$430	$(17,076)

We believe that our cash generating capability and financial condition, together with our funds available under our 2013 Credit Agreement, will be adequate to meet our operating, investing and financing needs. Our principal sources of cash are cash flows from operations and the available borrowing capacity of cash from our revolving credit facility. The primary uses of cash are compensation expenses, data processing, direct project costs and selling, general and administration expenses. Other sources of cash include proceeds from the exercise of stock options and tax benefits associated with stock option exercises. We expect that operating cash flows will continue to be a primary source of liquidity for our operating needs

We rely on operating cash flows and cash and cash equivalent balances to provide for our liquidity requirements. We believe that we have the ability to obtain both short-term and long-term loans to meet our financing needs for the foreseeable future. Due to our significant cash flows, access to capital markets and availability of our revolving credit facility under the 2013 Credit Agreement, we continue to believe that we have the ability to meet our liquidity needs for the foreseeable future, which include:

•                  the working capital requirements of our operations;

•                  investments in our business;

•                  business development activities; and

•                  repayment of our revolving credit facility under our 2013 Credit Agreement.

In connection with our appeal process in the matter of Kern Health Systems, on September 30, 2014 we obtained a surety bond in the amount of approximately $2.2 million, which was collateralized by a cash deposit and reflected in Other current assets on our unaudited Consolidated Balance Sheet at March 31, 2015. See Note 8 - “Commitments and Contingencies” in our Notes to the Consolidated Financial Statements in Part I, Item 1. “Consolidated Financial Statements.”

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2015 was $0.1 million, a decrease of $21.4 million as compared to net cash provided by operating activities of $21.3 million for the three months ended March 31, 2014.

The results of operations after non-cash adjustments to net income contributed cash inflows of $19.1 million for the current quarter as compared to a contribution of cash inflows of $14.0 million for the same quarter in the prior year. The $5.1 million increase primarily resulted from a $4.4 million decrease in allowance for doubtful accounts related to the transitional reduction in revenue from the Medicare RAC contract. Changes in working capital contributed cash outflows of $19.2 million primarily as a result of a $10.2 million increase in accounts receivable and a $10.7 million decrease in accounts payable, accrued expenses and other liabilities. These changes were primarily offset by a $2.0 million decrease in prepaid income taxes.

For the three months ended March 31, 2015, revenue was $110.3 million, an increase of $5.6 million compared to revenue of $104.7 million for the three months ended March 31, 2014. The number of Day Sales Outstanding (“DSO”) increased by 10 days to 136 days as of March 31, 2015, as compared to 126 days as of December 31, 2014. The increase in DSOs was primarily driven by the following: (i) an increase in Medicare RAC accounts receivable due to technical difficulties with the CMS portal utilized to create invoices and bill CMS that was resolved in the second quarter of 2015; (ii) lower revenue per day in the current quarter as compared to revenue per day in the fourth quarter of 2014; and (iii) an increase in accounts receivable due to processing delays with two large commercial clients.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2015 was $3.2 million, a $1.7 million decrease compared to net cash used in investing activities of $4.9 million for the three months ended March 31, 2014. The decrease primarily related to a $1.7 million decrease in purchases of property and equipment, partially offset by a $0.1 million increase in investment in capitalized software.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2015 was $3.8 million, a $37.3 million increase from net cash used in financing activities of $33.5 million for the three months ended March 31, 2014. This increase was primarily attributed to a $35.0 million reduction in payments toward the principal outstanding on our revolving credit facility.

Contractual Obligations

There have been no material changes in our contractual obligations as presented in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC.

Recently Issued Accounting Pronouncements

See “Recently Issued Accounting Pronouncements” in Note 2 of the Notes to the unaudited Consolidated Financial Statements.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2015, we were not a party to any derivative financial instruments. We conduct all of our business in U.S. currency and hence do not have direct foreign currency risk. We are exposed to changes in interest rates, primarily with respect to our revolving credit facility under our 2013 Credit Agreement. If the effective interest rate for all of our variable rate debt were to increase by 100 basis points (1%), our annual interest expense would increase by a maximum of $2.0 million based on our debt balances at March 31, 2015. Further, we currently invest substantially all of our excess cash in short-term investments, primarily money market accounts, where returns effectively reflect current interest rates. As a result market interest rate changes may impact our interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of borrowings or excess cash balances. We do not consider this risk to be material. We manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

Item 4.         Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our contractual relationships, including those with federal and state government entities, subject our operations, billing and business practices to scrutiny and audit, including by multiple agencies and levels of government, as well as to frequent transitions and changes in the personnel responsible for oversight of our contractual performance. From time to time, we may have contractual disputes with our customers arising from differing interpretations of contractual provisions that define our rights, obligations, scope of work or terms of payment, and with associated claims of liability for inaccurate or improper billing for reimbursement of contract fees, or for sanctions or damages for alleged performance deficiencies. Resolution of such disputes may involve litigation or may require that we accept some amount of loss or liability in order to avoid customer abrasion, negative marketplace perceptions and other disadvantageous results that could adversely affect our business, financial condition, results of operations and cash flows.

Kern Health Systems: In August 2011, in the Superior Court of the State of California, County of Los Angeles, Kern Health Systems (“KHS” or “Plaintiff”) sought to recover in excess of $7.0 million exclusive of interest, attorney fees and costs, against Allied Management Group Special Investigation Unit, Inc. (“AMG”), Dennis Demetre, and Lori Lewis (collectively, “Defendants”), jointly and severally, on causes of action for breach of contract, professional negligence, intentional misrepresentation, negligent misrepresentation and unfair business practices under the California Business and Professions Code.

On June 9, 2014, the jury issued its verdict in favor of all Defendants, and against KHS, on all causes of action except negligent misrepresentation. On that cause of action, the jury issued a verdict against all Defendants, jointly and severally, in the sum of $1.38 million. The negligent misrepresentation verdict was based on representations to KHS allegedly made by AMG and former owner Dennis Demetre in the spring of 2008, prior to our acquisition of AMG. We believe that the jury erroneously awarded damages based on an error inasmuch as the jury unanimously found that Defendants (through Demetre) made the negligent misrepresentation to KHS while having reasonable grounds for believing the representation to be true. Based on the jury’s verdict, we believe we are properly characterized as the prevailing party on the breach of contract claim. AMG has filed an appeal of the verdict and is seeking to recover its attorney fees and costs in the sum of approximately $2.3 million. We have not recorded an obligation on this matter at this time, as we have appealed this decision and believe it is probable that we will prevail on the appeal of this matter, although there are risks and uncertainties related to any litigation, including appeals, and neither we nor our counsel can assure litigation results. Pending the appeal process, we were required to obtain a surety bond in the amount of 150% of the final judgment amount, or approximately $2.2 million, which was collateralized by a cash deposit and is reflected in Other current assets on our unaudited Consolidated Balance Sheet at March 31, 2015.

Dennis Demetre and Lori Lewis: In July 2012, two of AMG’s former owners, Dennis Demetre and Lori Lewis, filed an action in the Supreme Court of the State of New York, claiming an undetermined amount of damages alleging that various actions unlawfully deprived Demetre and Lewis of the acquisition earn-out portion of the purchase price of AMG under the applicable Stock Purchase Agreement (the “SPA”) and that we had breached certain contractual provisions under the SPA. Demetre and Lewis filed a second amended complaint with two causes of action for breach of contract. We filed a counter claim for breach of contract arising out of Demetre’s and Lewis’s failure to indemnify us for costs, including attorney fees arising out of our defense of the KHS action described above and for fraud arising out of Demetre’s and Lewis’s misrepresentations concerning capabilities of their software platform. This case continues in the discovery phase. We believe we have a meritorious defense and will continue to defend this matter vigorously, although there are risks and uncertainties related to any litigation.

Restrictive Covenants and Trade Secret Actions in Texas and New York: We are the plaintiff in lawsuits filed in August 2014, entitled HMS Holdings Corp., et al. v. Public Consulting Group, Inc., James Gambino, and Jason Ramos, in the District Court of Dallas County, Texas, Cause No. DC-14-09047 (the “Texas Action”), and HMS Holdings Corp., et al. v. Matthew Arendt, Sean Curtin, and Danielle Lange, in the New York State Supreme Court, Albany County, Index No. A00754/2014 (the “New York Action”). These suits allege that, in the violation of their respective contractual, statutory and common law obligations to us, defendant Public Consulting Group, Inc. and defendants former HMS employees Gambino, Ramos, Arendt, Curtin and Lange unlawfully misappropriated our confidential, proprietary and trade secret information, as well as our employee and customer relationships. The lawsuits seek damages and injunctive relief and assert causes of action including breach of contract, breach of fiduciary duty and misappropriation of trade secrets. At the Texas Court’s direction, an agreed temporary restraining order was entered, under which, among other things, the defendants are prohibited from using our confidential information, and must return any of our information. There can be no assurances that this will be adequate to protect our confidential or trade secret information. Both the Texas and New York Actions are currently in the discovery phase. Additionally, we have sought injunctions in both the Texas and New York Actions. The defendants have claimed, among other things, that we are not entitled to such injunctive relief, and that certain information which we believe to be confidential and/or trade secret information is not entitled to protection. A decision on that issue has not yet been issued by either court. Additionally, we, through discovery in the lawsuits and forensic investigation, have uncovered what we believe to be the wrongful destruction of evidence by one or more defendants and have sought judicial relief. To date, this issue has not been decided. The Texas Court has set an initial trial date for March 2016.

Item 1A.   Risk Factors

Risks that could have a negative impact on our business, financial condition, results of operations or cash flows include, without limitation, the risk factors set forth below: (i) variations in our results of operations; (ii) changes in the U.S. healthcare environment and steps we take in anticipation of such changes; (iii) regulatory, budgetary or political actions that affect procurement practices; (iv) our ability to retain customers or the loss of one or more major customers, including through our failure to procure or reprocure a current or future contract or related delays, or the reduction in scope or early termination of one or more of our significant contracts; (v) our ability to effectively manage our growth to execute on our business plans and to achieve our guidance, including but not limited to achieving non-Medicare margin expansion or the anticipated year-over-year increase in commercial revenue will not be achieved; (vi) the negative or reduced growth rate of spending on Medicaid/Medicare, simplification of the healthcare payment process or programmatic changes that diminish the scope of benefits; (vii) whether CMS will support or change the RAC program and reduce future fees, or require repayment of certain prior fees associated with its hospital settlement program due to an interpretation of contract terms by HDI or otherwise; (viii) customer dissatisfaction or early termination of contracts triggering significant costs or liabilities; (ix) the development by competitors of new or superior products or services; (x) the emergence of new competitors, or the development by our customers of in-house capacity to perform the services we offer; (xi) all the risks inherent in the development, introduction, and implementation of new products and services;

(xii) our failure to comply with laws and regulations governing health data or to protect such data from theft and misuse; (xiii) our ability to maintain effective information systems and protect them from damage, interruption or breach; (xiv) restrictions on our ability to bid on/perform certain work due to other work we currently perform; (xv) our ability to successfully integrate any acquisitions and the risk that such acquisitions will not result in the anticipated benefits; (xvi) our ability to continue to secure contracts through the competitive bidding process and to accurately predict the cost and time to complete such contracts; (xvii) our compliance with the covenants and obligations under the terms of our revolving credit facility and our ability to generate sufficient cash to cover our interest and principal payments thereunder; (xviii) unanticipated changes in our effective tax rates; (xix) the risk of security breaches of our technology systems and networks; (xx) negative results of government or customer reviews, audits or investigations to verify our compliance with contracts and applicable laws and regulations; (xxi) the impact of lawsuits, including our ability to prevail on appeals or to recover attorney’s fees or expenses, or claims related to contracts, subcontracts, employment matters or compliance with laws and regulations;  (xxii) our failure to properly remediate any future weaknesses or deficiencies or maintain proper and effective controls; (xxiii) the potential that we are unable to meet our liquidity needs; (xxiv) the risk that our efforts to protect intellectual property rights, confidential and proprietary information, or confidential or proprietary information of others in our possession, will not be adequate. A more detailed description of our risk factors can be found in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 2, 2015.

The risks described in our Annual Report on Form 10-K, as updated by our quarterly reports on Form 10-Q, are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition, results of operations or cash flows.

Item 6.         Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2015	HMS HOLDINGS CORP.

	By:	/s/ WILLIAM C. LUCIA
William C. Lucia
President and Chief Executive Officer and Duly
Authorized Officer
(Principal Executive Officer)

	By:	/s/ JEFFREY S. SHERMAN
Jeffrey S. Sherman
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

HMS Holdings Corp. and Subsidiaries

Exhibit Index

Exhibit Number	Description

10.1†*	Form of 2015 Executive Non-Qualified Stock Option Agreement under the 2006 Stock Plan.

10.2†*	Form of 2015 Executive Restricted Stock Unit Agreement under the 2006 Stock Plan.

10.3†*	Form of 2015 Senior Vice President Non-Qualified Stock Option Agreement under the 2006 Stock Plan.

10.4†*	Form of 2015 Senior Vice President Restricted Stock Unit Agreement under the 2006 Stock Plan.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Section 1350 Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2‡	Section 1350 Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†                                         Indicates a management contract or compensatory plan, contract or arrangement

*                                         Filed herewith

‡                                         Furnished herewith