Form 10-Q
period 2015-06-30
HMS HOLDINGS CORP
filed 2015-08-10
CIK 1196501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 5, 2015, there were approximately 88,553,226 shares of the registrant’s common stock (par value $0.01 per share) outstanding.

HMS HOLDINGS CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

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

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$150,429	$133,116
Accounts receivable, net of allowance for doubtful accounts of $1,478 and $1,898, respectively, and estimated allowance for appeals of $5,943 and $4,824 at June 30, 2015 and December 31, 2014, respectively	167,262	157,101
Prepaid expenses	11,182	11,810
Prepaid income taxes	333	5,142
Deferred tax assets	3,993	7,811
Other current assets	2,634	2,639
Total current assets	335,833	317,619
Property and equipment, net	104,921	116,027
Goodwill	361,468	361,468
Intangible assets, net	64,424	74,578
Deferred financing costs, net	5,915	6,957
Other assets	4,999	4,339
Total assets	$877,560	$880,988

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$40,132	$54,549
Estimated liability for appeals	34,014	36,799
Total current liabilities	74,146	91,348
Long-term liabilities:
Revolving credit facility	197,796	197,796
Deferred tax liabilities	44,755	50,853
Deferred rent	5,896	5,037
Other liabilities	2,832	2,864
Total long-term liabilities	251,279	256,550
Total liabilities	325,425	347,898
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock — $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock — $0.01 par value; 125,000,000 shares authorized; 95,078,772 shares issued and 88,552,467 shares outstanding at June 30, 2015; 94,511,444 shares issued and 87,985,139 shares outstanding at December 31, 2014	950	943
Capital in excess of par value	323,312	313,214
Retained earnings	272,887	263,947
Treasury stock, at cost: 6,526,305 shares at June 30, 2015 and at December 31, 2014	(45,014)	(45,014)
Total shareholders’ equity	552,135	533,090
Total liabilities and shareholders’ equity	$877,560	$880,988

See accompanying notes to the unaudited condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Revenue	$116,934	$112,561	$227,258	$217,268

Cost of services:
Compensation	42,303	43,130	85,029	90,051
Data processing	10,438	10,174	20,483	19,398
Occupancy	3,806	4,688	7,813	8,648
Direct project costs	13,572	9,913	24,050	17,586
Other operating costs	7,153	5,915	13,891	11,398
Amortization of acquisition related software and intangible assets	7,047	7,160	14,094	14,320
Total cost of services	84,319	80,980	165,360	161,401

Selling, general and administrative expenses	20,863	19,023	42,165	35,512
Total operating expenses	105,182	100,003	207,525	196,913

Operating income	11,752	12,558	19,733	20,355

Interest expense	(1,940)	(1,939)	(3,894)	(4,018)
Interest income	12	12	23	36
Income before income taxes	9,824	10,631	15,862	16,373
Income taxes	4,406	4,593	6,922	6,982

Net income and comprehensive income	$5,418	$6,038	$8,940	$9,391

Basic income per common share:
Net income per common share — basic	$0.06	$0.07	$0.10	$0.11

Diluted income per common share:
Net income per common share — diluted	$0.06	$0.07	$0.10	$0.11

Weighted average shares:
Basic	88,523	87,691	88,385	87,564
Diluted	88,908	88,092	88,771	88,033

See accompanying notes to unaudited condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2015

(in thousands, except share amounts)

(unaudited)

	Common Stock		Capital in		Treasury Stock		Total
	# of Shares Issued	Par Value	Excess of Par Value	Retained Earnings	# of Shares	Amount	Shareholders’ Equity
Balance at December 31, 2014	94,511,444	$943	$313,214	$263,947	6,526,305	$(45,014)	$533,090

Net income and comprehensive income	—	—	—	8,940	—	—	8,940
Stock-based compensation expense	—	—	7,068	—	—	—	7,068
Exercise of stock options	472,097	6	3,406	—	—	—	3,412
Vesting of restricted stock units, net of shares withheld for employee tax	95,231	1	(629)	—	—	—	(628)
Excess tax benefit from exercise of stock options	—	—	1,456	—	—	—	1,456
Shortfall due to exercise of stock options and vesting of restricted stock units	—	—	(335)	—	—	—	(335)
Deferred tax asset reversal for unexercised stock options	—	—	(868)	—	—	—	(868)

Balance at June 30, 2015	95,078,772	$950	$323,312	$272,887	6,526,305	$(45,014)	$552,135

See accompanying notes to the unaudited condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2015	2014
Operating activities:
Net income	$8,940	$9,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	16,002	16,253
Amortization of intangible assets	10,154	10,293
Amortization of deferred financing costs	1,042	1,042
Stock-based compensation expense	7,068	6,230
Excess tax benefit from exercised stock options	(1,456)	(854)
Deferred income taxes	(3,483)	(3,996)
Allowance for doubtful accounts and bad debt write-offs	1,549	(6,462)
Loss on disposal of fixed assets	10	4
Change in fair value of contingent consideration	—	11
Changes in operating assets and liabilities:
Accounts receivable	(15,844)	(5,050)
Prepaid expenses	628	2,032
Prepaid income taxes	6,265	7,311
Other current assets	5	19
Other assets	(660)	(45)
Accounts payable, accrued expenses and other liabilities	(11,479)	(1,193)
Estimated liability for appeals	1,349	12,563
Net cash provided by operating activities	20,090	47,549
Investing activities:
Purchases of land, property and equipment	(5,022)	(10,315)
Investment in capitalized software	(1,340)	(1,309)
Net cash used in investing activities	(6,362)	(11,624)
Financing activities:
Repayment of revolving credit facility	—	(35,000)
Proceeds from exercise of stock options	3,412	3,076
Excess tax benefit from exercised stock options	1,456	854
Payments of tax withholdings on behalf of employees for net-share settlement for restricted stock awards and units	(628)	(1,088)
Payments on capital lease obligations	(655)	(826)
Payments on contingent consideration	—	(428)
Net cash provided by (used in) financing activities	3,585	(33,412)
Net increase in cash and cash equivalents	17,313	2,513
Cash and cash equivalents at beginning of period	133,116	93,366
Cash and cash equivalents at end of period	$150,429	$95,879
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$8,226	$3,503
Cash paid for interest	$3,868	$2,538
Supplemental disclosure of noncash activities:
Accrued property and equipment purchases	$154	$1,633
Equipment purchased through capital leases	$—	$20
Decrease in appeals liability for lost appeals offset with a reduction in accounts receivable	$4,134	$18,695

See accompanying notes to the unaudited condensed consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2015 and 2014

(unaudited)

1.              Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of HMS Holdings Corp., its subsidiaries and its affiliates (“we,” “our” and “us”) have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of our financial position at June 30, 2015, the results of our operations for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014. Interim unaudited financial statements are prepared on a basis consistent with our annual financial statements. The financial statements included herein should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014, which we refer to as our Annual Report. There have been no significant changes to our critical accounting policies since December 31, 2014.

The preparation of our unaudited condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, primarily accounts receivable, intangible assets, accrued expenses, estimated allowance for appeals and estimated liability for appeals, the disclosure of contingent liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Our actual results could differ from those estimates.

These unaudited condensed consolidated financial statements include our accounts and transactions and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications were made to prior period amounts to conform to the current period presentation.

2.              Summary of Significant Accounting Policies

As of June 30, 2015, we have accrued an estimated liability for appeals and estimated allowance for appeals based on our historical experience with this activity under our customers’ contracts. Any future changes to any of our customer contracts, including further modifications to the transition plan for incumbent Medicare recovery audit contractors, may require us to apply different assumptions that could affect our estimated liability for future periods. We similarly accrue an allowance against accounts receivable related to fees yet to be collected, based on the same estimates used to establish the estimated liability for appeals of fees received. Our inability or failure to correctly estimate or accrue the estimated liabilities and allowance for appeals or accounts receivable could adversely affect our revenue in current or future periods.

Estimated liability for appeals and estimated allowance for appeals as of June 30, 2015 are as follows (in thousands):

Balance, December 31, 2013	$55,791
Provision	16,822
Appeals found in providers’ favor (1)	(30,990)
Balance, December 31, 2014	41,623	(2)
Provision	5,333
Appeals found in providers’ favor (1)	(6,999)
Balance, June 30, 2015	$39,957	(2)

(1)         Includes appeals, closures or other adjustments.

(2)         Includes $5,943 and $4,824 related to estimated allowance for appeals that apply to uncollected accounts receivable as of June 30, 2015 and December 31, 2014, respectively.

In the first six months of 2015 and 2014, within our estimated allowance for appeals found in favor of providers, $3.4 million and $18.1 million, respectively, was activity associated with our Medicare Recovery Audit Contractor (“RAC”) contract with the Centers for Medicare & Medicaid Services (“CMS”).

Allowance for doubtful accounts as of June 30, 2015 is as follows (in thousands):

Balance, December 31, 2013	$916
Provision	6,085
Recoveries	(17)
Charge-offs	(5,086)
Balance, December 31, 2014	1,898
Charge-offs and other	(420)
Balance, June 30, 2015	$1,478

Our financial instruments are categorized into a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. In the event the fair value is not readily available or determinable, the financial instrument is carried at cost and referred to as a cost method investment. The evaluation of whether an investment’s fair value is less than cost is determined by using a disclosed fair value estimate, if one is available, otherwise, it is determined by evaluating whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment (an impairment indicator). We are not aware of any identified events or change in circumstances that would have a significant adverse effect on the carrying value of our cost method investments. Financial instruments recorded at fair value on our unaudited condensed consolidated balance sheets are categorized as follows:

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

The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within such annual reporting periods. Early adoption is not permitted. This amendment is to be either retrospectively adopted to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. In July 2015, the FASB approved the option to defer this new revenue recognition standard by one year and allow early adoption as of the original effective date, but has not issued an ASU to effect this change. We are currently evaluating the impact of the adoption of this guidance to our consolidated financial statements.

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

In April 2015, FASB issued ASU 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). ASU 2015-05 provides explicit guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement and clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

3.             Intangible Assets

Intangible assets consisted of the following at June 30, 2015 and December 31, 2014 (in thousands):

	Gross Value	Accumulated Amortization	Net Book Value	Useful Life
June 30, 2015
Customer relationships	$102,755	$(51,115)	$51,640	5-10 years
Restrictive covenants	18,000	(13,224)	4,776	3-7 years
Trade name	17,000	(8,992)	8,008	3-5 years
	$137,755	$(73,331)	$64,424

December 31, 2014
Customer relationships	$102,755	$(44,020)	$58,735	5-10 years
Restrictive covenants	18,000	(11,394)	6,606	3-7 years
Trade name	17,000	(7,763)	9,237	3-5 years
	$137,755	$(63,177)	$74,578

Estimated amortization expense for intangible assets is expected to approximate the following (in thousands):

Year Ending December 31,
Remainder of 2015	$10,116
2016	19,933
2017	16,613
2018	15,993
2019	1,582
Thereafter	187

For the three and six months ended June 30, 2015, amortization expense related to intangible assets was $5.1 million and $10.2 million, respectively. For the three and six months ended June 30, 2014, amortization expense related to intangible assets was $5.2 million and $10.3 million, respectively.

4.              Income Taxes

Our effective tax rate increased to 44.8% from 43.2% for the three months ended June 30, 2015 and 2014, respectively, and increased to 43.6% from 42.6% for the six months ended June 30, 2015 and 2014, respectively, primarily due to changes in state apportionments and permanent differences. The principal differences between the statutory rate and our effective rate are state taxes and permanent differences.

In April 2015, legislation was signed changing New York City tax law, which resulted in the Company recognizing approximately $0.6 million in discrete tax expense for both the three and six months ended June 30, 2015. This discrete item had an approximate effective tax rate impact of 6.0% and 3.7% for the three and six months ended June 30, 2015, respectively.

During the six months ended June 30, 2015, we utilized $3.9 million in tax deductions arising from stock-based compensation, which resulted in an excess tax benefit of $1.5 million that was recorded to capital in excess of par value and an offsetting reduction to taxes payable.

As of June 30, 2015 and 2014, the total amount of unrecognized tax benefits was approximately $1.4 million and $1.6 million, respectively (net of the federal benefit for state issues) that, if recognized, would favorably affect our future effective tax rate. As of June 30, 2015 and 2014, the accrued liability for interest expense and penalties related to unrecognized tax benefits was $0.4 million and $0.2 million, respectively. We include interest expense and penalties in the provision for income taxes in the unaudited Condensed Consolidated Statements of Comprehensive Income. The amount of interest expense (net of federal and state income tax benefits) and penalties in the unaudited Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2015 and 2014 was immaterial. We do not expect any significant change in unrecognized tax benefits during the next twelve months.

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

5.             Credit Agreement

In May 2013, we entered into a $500 million five-year, amended and restated revolving credit agreement (“2013 Credit Agreement”) with certain financial institutions and Citibank, N.A. as Administrative Agent. No principal payments were made against our revolving credit facility during the six months ended June 30, 2015. During the six months ended June 30, 2014, we made principal payments of $35.0 million. The $197.8 million principal balance of our revolving credit facility is due in May 2018.

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

The 2013 Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of default. The 2013 Credit Agreement requires us to comply, on a quarterly basis, with certain principal financial covenants, including a maximum consolidated leverage ratio of 3.25:1.00 and a minimum interest coverage ratio of 3.00:1.00. As of June 30, 2015, we were in compliance with all of the terms of the 2013 Credit Agreement.

The interest rates applicable to the revolving credit facility are, at our option, either (a) the LIBOR multiplied by the statutory reserve rate plus an interest margin ranging from 1.50% to 2.25% based on our consolidated leverage ratio, or (b) a base rate (which is equal to the greatest of (a) Citibank’s prime rate, (b) the federal funds effective rate plus 0.50% and (c) the one-month LIBOR plus 1.00% plus an interest margin ranging from 0.50% to 1.25% based on our consolidated leverage ratio). The applicable interest rate was 2.02% at June 30, 2015.  We pay an unused commitment fee on the revolving credit facility during the term of the 2013 Credit Agreement ranging from 0.375% to 0.50% per annum based on our consolidated leverage ratio.

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

The interest expense and the commitment fees on the unused portion of our revolving credit facility are as follows (in thousands):

	June 30,		June 30,
	Three months ended		Six months ended
	2015	2014	2015	2014
Interest expense	$1,014	$1,000	$2,040	$2,164
Commitment fees	$376	$376	$748	$704

At June 30, 2015 and December 31, 2014, the unamortized balance of deferred origination fees and debt issue costs were $5.9 million and $6.9 million, respectively. For the three months ended June 30, 2015 and 2014, we amortized $0.5 million of interest expense related to our deferred origination fees and debt issue costs in each of the respective periods.  For the six months ended June 30, 2015 and 2014, we amortized $1.0 million of interest expense related to our deferred origination fees and debt issue costs in each of the respective periods.

Although we expect that operating cash flows will continue to be a primary source of liquidity for our operating needs, the revolving credit facility may be used for general corporate purposes, including acquisitions, if necessary.

As part of our contractual agreement with a customer, we have an outstanding irrevocable letter of credit for $3.0 million, which we established against the revolving credit facility. The letter of credit will expire on June 30, 2016.

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

The following table reconciles the basic to diluted weighted average common shares outstanding using the treasury stock method (in thousands, except per share data):

Basic and diluted

	June 30,		June 30,
	Three months ended		Six months ended
	2015	2014	2015	2014
Net income	$5,418	$6,038	$8,940	$9,391

Weighted average common shares outstanding — basic	88,523	87,691	88,385	87,564
Plus: net effect of dilutive stock options	153	230	167	301
Plus: net effect of dilutive restricted stock awards and units	232	171	219	168
Weighted average common shares outstanding — diluted	88,908	88,092	88,771	88,033
Net income per common share — basic	$0.06	$0.07	$0.10	$0.11
Net income per common share — diluted	$0.06	$0.07	$0.10	$0.11

For the three months ended June 30, 2015 and 2014, 2,576,385 and 2,562,229 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.  For the three months ended June 30, 2015 and 2014, 48,131 and 9,085 restricted stock units were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

For the six months ended June 30, 2015 and 2014, 2,969,496 and 2,443,375 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive. For the six months ended June 30, 2015 and 2014, 127,185 and 52,171 restricted stock awards and units were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

7.       Stock-Based Compensation

Total stock-based compensation expense charged as a selling, general and administrative expense in our unaudited Condensed Consolidated Statements of Comprehensive Income related to our stock compensation plans was $3.8 million and $3.3 million for the three months ended June 30, 2015 and June 30, 2014, respectively, and $7.1 million and $6.2 million for the six months ended June 30, 2015 and June 30, 2014, respectively.

Stock Options

Presented below is a summary of our stock option activity for the six months ended June 30, 2015 (in thousands, except for weighted average exercise price and weighted average remaining contractual terms):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at December 31, 2014	4,101	$18.72
Granted	1,254	16.78
Exercised	(472)	7.23
Forfeited	(335)	22.85
Expired	(272)	25.74
Outstanding at June 30, 2015	4,276	18.65	4.97	$7,249
Expected to vest at June 30, 2015	2,611	19.57	6.16	489
Exercisable at June 30, 2015	1,606	$17.13	3.00	$6,750

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

The weighted average grant-date fair value per share of the stock options granted during the three months ended June 30, 2015 and 2014 was $6.23 and $5.92, respectively. We estimated the fair value of each stock option grant on the date of grant using a Black-Scholes option-pricing model and the weighted-average assumptions set forth in the following table:

	Six months ended June 30,
	2015	2014
Expected dividend yield	—	—
Risk-free interest rate	1.65%	1.50%
Expected volatility	38.28%	37.27%
Expected life	4.89 years	4.81 years

During the three months ended June 30, 2015 and 2014, we issued 29,512 shares and 54,208 shares, respectively, of our common stock upon the exercise of outstanding stock options and received proceeds of $0.1 million and $0.6 million, respectively.

For the three months ended June 30, 2015 and 2014, stock-based compensation expense for stock options was $1.7 million and $1.8 million, respectively.

We recognized excess income tax benefit of approximately $7,000 from the exercise of stock options in our unaudited Condensed Consolidated Statement of Shareholders’ Equity for the three months ended June 30, 2015. No amount was recognized for excess income tax benefit from the exercise of stock options for the three months ended June 30, 2014.

During the six months ended June 30, 2015 and 2014, we issued 472,097 shares and 316,041 shares, respectively, of our common stock upon the exercise of outstanding stock options and received proceeds of $3.4 million and $3.1 million, respectively.

For the six months ended June 30, 2015 and 2014, stock-based compensation expense for stock options was $3.1 million and approximately $3.6 million, respectively.

We recognized excess income tax benefit of approximately $1.5 million and $0.9 million from the exercise of stock options in our unaudited Condensed Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, there was approximately $13.6 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to stock options outstanding, which is expected to be recognized over a weighted-average period of 1.38 years.

The total intrinsic value of options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionees to exercise the options) for the three months ended June 30, 2015 and 2014 was approximately $0.3 million and $0.4 million, respectively.

The total intrinsic value of options exercised for the six months ended June 30, 2015 and 2014 was approximately $5.7 million and $3.3 million, respectively.

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

For the three months ended June 30, 2015, we granted 70,187 restricted stock units with an aggregate fair market value of $1.2 million. For the three months ended June 30, 2014, we granted 4,880 restricted stock units with an aggregate fair market value of $0.1 million.

For the six months ended June 30, 2015, we granted 659,684 restricted stock units with an aggregate fair market value of $11.1 million. For the six months ended June 30, 2014, we granted 246,764 restricted stock units with an aggregate fair market value of $5.0 million.

For the three months ended June 30, 2015 and 2014, stock-based compensation expense for restricted stock units was $2.2 million and $1.5 million, respectively.

For the six months ended June 30, 2015 and 2014, stock-based compensation expense for restricted stock units was $4.0 million and $2.5 million, respectively.

At June 30, 2015, 1.3 million restricted stock units remained unvested and there was approximately $19.3 million of unamortized compensation cost related to these restricted stock units, which is expected to be recognized over the remaining weighted-average vesting period of 1.54 years.

A summary of the status of our restricted stock units and of changes in restricted stock units outstanding under the 2006 Stock Plan for the six months ended June 30, 2015 is as follows (in thousands, except for weighted average grant date fair value per unit):

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Outstanding balance at December 31, 2014	910	$22.84
Granted	660	16.75
Vesting of restricted stock units, net of shares withheld for taxes	(95)	24.07
Shares withheld for taxes	(36)	24.07
Forfeitures	(107)	23.92
Outstanding balance at June 30, 2015	1,332	$19.61

Restricted Stock Awards

We did not issue restricted stock awards during the three months ended June 30, 2015 or June 30, 2014. There was no stock-based compensation expense related to previously granted stock awards for the six months ended June 30, 2015. Stock-based compensation expense related to previously granted restricted stock awards was $0.1 million for the three and six months ended June 30, 2014.

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

Kern Health Systems: In August 2011, in the Superior Court of the State of California, County of Los Angeles, Kern Health Systems (“KHS” or “Plaintiff”) sought to recover in excess of $7.0 million exclusive of interest, attorneys’ fees and costs, against Allied Management Group Special Investigation Unit, Inc. (“AMG”), Dennis Demetre and Lori Lewis (collectively, “Defendants”), jointly and severally, on causes of action for breach of contract, professional negligence, intentional misrepresentation, negligent misrepresentation and unfair business practices under the California Business and Professions Code. On June 9, 2014, the jury issued its verdict in favor of all Defendants, and against KHS, on all causes of action except negligent misrepresentation. On that cause of action, the jury issued a verdict against all Defendants, jointly and severally, in the sum of $1.38 million. The negligent misrepresentation verdict was based on representations to KHS allegedly made by AMG and former owner Dennis Demetre in the spring of 2008, prior to our acquisition of AMG. We believe that the jury erroneously awarded damages based on an error inasmuch as the jury unanimously found that Defendants (through Demetre) made the negligent misrepresentation to KHS while having reasonable grounds for believing the representation to be true. Based on the jury’s verdict, we believe we are properly characterized as the prevailing party on the breach of contract claim. AMG has filed an appeal of the verdict and is seeking to recover its attorneys’ fees and costs in the sum of approximately $2.3 million. We have not recorded an obligation on this matter at this time, as we have appealed this decision and believe it is probable that we will prevail on the appeal of this matter, although there are risks and uncertainties related to any litigation, including appeals, and neither we nor our counsel can assure litigation results. Pending the appeal process, we were required to obtain a surety bond in the amount of 150% of the final judgment amount, or approximately $2.2 million, which was collateralized by a cash deposit and is reflected in Other current assets on our unaudited Condensed Consolidated Balance Sheet at June 30, 2015.

Dennis Demetre and Lori Lewis: In July 2012, two of AMG’s former owners, Dennis Demetre and Lori Lewis (the “Plaintiffs”), filed an action in the Supreme Court of the State of New York, claiming an undetermined amount of damages alleging that various actions unlawfully deprived the Plaintiffs of the acquisition earn-out portion of the purchase price of AMG under the applicable Stock Purchase Agreement (the “SPA”) and that we had breached certain contractual provisions under the SPA. The Plaintiffs filed a second amended complaint with two causes of action for breach of contract and one cause of action for breach of implied covenant of good faith and fair dealing. Although the Plaintiffs have also alleged an action based on fraud, the court dismissed that claim and further denied their subsequent appeal to resurrect the dismissed claim. We filed a counterclaim for breach of contract arising out of the Plaintiffs’ failure to indemnify us for costs, including attorneys’ fees arising out of our defense of the KHS action described above and for fraud and negligent misrepresentation arising out of the Plaintiffs’ misrepresentations concerning capabilities of their software platform. On July 13, 2015, the court granted in part and denied in part the Plaintiffs’ motion to dismiss our counterclaims, allowing our counterclaim for breach of contract to proceed but dismissing our counterclaims for fraud and negligent misrepresentation. This case continues in the discovery phase. We believe we have a meritorious defense and will continue to defend this matter vigorously, although there are risks and uncertainties related to any litigation.

Restrictive Covenants, Trade Secret, Contract and other Causes of Action in Texas and New York: We are the plaintiff in lawsuits filed in August 2014, entitled HMS Holdings Corp., et al. v. Public Consulting Group, Inc., James Gambino and Jason Ramos, in the District Court of Dallas County, Texas, Cause No. DC-14-09047 (the “Texas Action”), and HMS Holdings Corp., et al. v. Matthew Arendt, Sean Curtin and Danielle Lange, in the New York State Supreme Court, Albany County, Index No. A00754/2014 (the “New York Action”). These suits allege that, in the violation of their respective contractual, statutory and common law obligations to us, defendant Public Consulting Group, Inc. (“PCG”) and defendants former HMS employees Gambino, Ramos, Arendt, Curtin and Lange unlawfully misappropriated our confidential, proprietary and trade secret information, as well as our employee and customer relationships. The lawsuits seek damages and injunctive relief and assert causes of action including breach of contract, breach of fiduciary duty and misappropriation of trade secrets. Through discovery and forensic investigation in the lawsuits, we uncovered the wrongful destruction of evidence by one or more defendants and sought judicial relief in the New York Action against those defendants. On May 19, 2015, the New York court concluded that defendants Curtin and Lange engaged in egregious misconduct and issued an order granting our motion for spoliation of evidence, which ordered that Curtin and Lange repay our associated attorneys’ fees and costs without reimbursement by defendant PCG and that Lange was reported to the New York State Bar Association for professional misconduct. We are seeking reimbursement of approximately $0.5 million from Curtin and Lange personally pursuant to the court’s sanction order. These defendants have filed an appeal of the order.

We also have sought injunctions in both the Texas and New York Actions. On July 10, 2015, the court in the Texas Action issued an order granting a temporary injunction against PCG, Gambino and Ramos. The Texas court found that we had proved the existence of unlawful conduct and had demonstrated a probable right to recovery at trial regarding our claims against PCG, Gambino and Ramos, including claims involving the misappropriation of our confidential, proprietary and trade secret information and the improper solicitation of our employees in violation of our agreements with PCG. The Texas court further found that an injunction was necessary to avoid imminent and irreparable harm to us. As such, the Texas court entered a temporary injunction that enjoined, in pertinent part: (i) PCG from accessing or using any of our confidential or proprietary information, including, but not limited to, in order to solicit, divert or take away the third-party liability (“TPL”) business of any State Medicaid or other healthcare agency; (ii) PCG from using the services of Curtin or Lange (who are defendants in the New York litigation, as further discussed in detail below) to solicit, review, prepare or submit proposals for, or to in any way provide services related to TPL for PCG; (iii) PCG from using certain of its prior Request for Proposal (“RFP”) responses that contain or were prepared using our confidential information in its preparation of any future PCG TPL response; (iv) Gambino and Ramos from using any of our confidential information or from developing, assisting or advising on PCG TPL proposals for our customer RFPs; and (v) PCG from soliciting any of our employees except as may be permitted under prior agreements between us and PCG (the “Texas Injunction”). The Texas Injunction was ordered to remain in place through the time of trial in the Texas Action, which the court has initially set for March 2016. As a condition to obtaining the Texas Injunction, we were required to post a surety bond in the amount of $0.5 million.

On July 14, 2015, the court in the New York Action issued its decision and order on our motion for a preliminary injunction. The New York court found that our trade secret protection had not been waived and that we were entitled to continued protection, and that we had successfully established a likelihood of prevailing on our non-solicitation claims against Curtin, Lange and Arendt and on our trade secret misappropriation claims against Curtin and Lange; however, the court held that injunctive relief in the New York Action was not necessary due to the Texas Injunction. The court’s order also preserved our right to again seek injunctive relief in the New York Action in the event of a change of status regarding the Texas Injunction. The New York court has set a tentative trial date for June 2016. Both the Texas and New York Actions continue in the discovery phase.

On July 23, 2015, we filed a separate complaint in the New York State Supreme Court, Albany County against Joseph “Jeff” Flora and former HMS employee Elena Moiseekno. Flora is a former Director of the Bureau of Third-Party Liability at the Office of the New York State Medicaid Inspector General who was subsequently hired as a consultant by PCG. We are seeking damages and injunctive relief against these defendants for their alleged unlawful misappropriation of our confidential, proprietary and trade secret information and other wrongful conduct.

As previously disclosed in our Current Report on Form 8-K filed with the SEC on July 20, 2015, we received notice that re-procurement of the TPL contract with the New Jersey Department of Human Services had been awarded to PCG. We intend to timely file a protest with the State of New Jersey Division of Purchase and Property challenging the contract award to PCG. On July, 31, 2015, New Jersey did, however, grant us a 60-day extension on our current contract under mutually agreeable terms through September 29, 2015.

While we believe our claims are meritorious, there are inherent uncertainties in any litigation, and there can be no assurances that we will ultimately prevail at trial or with our protest, or that the rulings in these proceedings are or will be adequate to protect our confidential or trade secret information.

Letter of Credit

During the current quarter, the letter of credit was amended (see Note 5). The required balance was reduced from $4.6 million to $3.0 million. The expiration date is June 30, 2016.

9.             Subsequent Events

In connection with the preparation of these unaudited Condensed Consolidated Financial Statements, an evaluation of subsequent events was performed through the date these unaudited Condensed Consolidated Financial Statements were issued.

On July 9, 2015, at our Annual Meeting of Stockholders, our shareholders approved an amendment to our Certificate of Incorporation to increase the total number of authorized shares of our common stock from 125,000,000 shares to 175,000,000 shares. The amendment to our certificate of incorporation was filed with the Secretary of State of the State of Delaware on July 9, 2015.

On July 30, 2015, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $75.0 million of our common stock from time to time on the open market or in privately negotiated transactions. The repurchase program is authorized through July 30, 2017, and may be suspended or discontinued at any time. Repurchased shares will be available for use in connection with reissuance under our stock plans and for other corporate purposes. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The timing and amount of any shares repurchased under the program will be determined by our management based on its evaluation of market conditions and other factors.

There are no other events that have occurred that would require adjustments to or disclosure in our unaudited Condensed Consolidated Financial Statements.

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

As of June 30, 2015, we served CMS, the Veterans Health Administration (“VHA”), 45 state Medicaid programs and the District of Columbia. We also provided services to approximately 240 commercial customers and supported their multiple lines of business, including Medicaid managed care, Medicare Advantage, and group and individual health. We also served as a subcontractor for certain business outsourcing and technology firms.

We have grown both organically and through targeted acquisitions. Initially, we provided coordination of benefits services to state Medicaid agencies. When Medicaid began to delegate members to managed care organizations, we began providing similar coordination of benefits services to those plans. We began furnishing payment integrity services in 2007 and have since acquired several businesses to expand our service offerings. In 2009, we began providing cost containment services for Medicare with our acquisition of IntegriGuard, LLC, which is now doing business as our wholly owned subsidiary HMS Federal, providing fraud, waste and abuse analytical services to the Medicare program, VHA and the Department of Defense. In 2009 and 2010, we began providing cost containment services to large self-funded employers through our acquisitions of Verify Solutions, Inc. and Chapman Kelly, Inc. In 2011, we expanded our payment integrity services among federal, state and commercial payers with our acquisition of HealthDataInsights, Inc. (“HDI”). HDI provides improper payment identification services for government and commercial health plans, and is the Medicare RAC in CMS Region D, covering 17 states and three U.S. territories. In December 2012, we extended our workers’ compensation recovery services to commercial health plans through our asset purchase of MedRecovery Management, LLC (“MRM”).

Healthcare Environment

In March 2010, the Patient Protection and Affordable Care Act (“ACA”) was signed into law and in June 2012, the U.S. Supreme Court upheld the constitutionality of the ACA, ruling that the federal government could not condition continued receipt of a state’s existing Medicaid funding on its agreement to implement Medicaid expansion. As of July 2015, 30 states and the District of Columbia have committed to expanding their Medicaid programs and/or have begun to implement Medicaid expansion. Based on CMS National Health Expenditure (“NHE”) Projections for 2013-2023, in 2015, Medicare programs will cover approximately 55 million people and Medicaid/CHIP programs will cover approximately 76 million people.

As enrollment in these government healthcare programs continues to grow, there is increased pressure on states to contain the growth of state and federal Medicaid spending and to provide more access to healthcare for low-income individuals. According to the CMS NHE Projections for 2014-2024, Medicare programs are projected to spend approximately $646 billion in 2015, an increase of $29 billion compared to the 2014 estimate. In 2015, Medicaid/CHIP programs are projected to spend approximately $560 billion, an increase of $43 billion compared to the 2014 estimate. In response to the budgetary pressure facing the states and the rising cost of care and the number of beneficiaries, the use of managed care arrangements in Medicaid continues to grow. In addition, states are expanding the use of managed care organizations to new regions within the state or are using managed care arrangements to serve beneficiaries with more complex conditions. Of the 31 Medicaid programs that are expanding under the ACA, all but three currently contract in some form with comprehensive managed care organizations to administer benefits to their Medicaid members.

Another result of the ACA is the increasing complexity in determining eligibility, as well as the shifting of members from Medicaid government premium subsidies through the health insurance exchange marketplaces and potentially back to Medicaid due to changes in income.

Customers

On July 17, 2015, following a procurement, we were awarded and entered into a new contract with the Florida Agency for Health Care Administration to serve as the prime contractor in the provision of third-party liability (“TPL”) services. The new TPL contract is for a term of five years, commencing September 1, 2015 through August 31, 2020, with an option to extend the term for up to five years. We have maintained a relationship with this customer for over 20 years and have served as a prime contractor and a subcontractor under previous TPL contracts. From February 2010 to June 2015, we served as a subcontractor to Xerox State Healthcare, LLC (formerly ACS State Healthcare, LLC) (“Xerox”) in support of the prior TPL contract between Xerox and the customer.

As we have previously disclosed, on July 17, 2015, in connection with the re-procurement of the TPL services contract with the New Jersey Department of Human Services, we received notice from the State of New Jersey Division of Purchase and Property, Procurement Bureau (the “Division”) of its intent to award the new TPL contract to competitor Public Consulting Group, Inc. (“PCG”). We intend to timely file a protest challenging the Division’s award decision in accordance with the Division’s administrative guidelines. As a result, we entered into a contract extension with the New Jersey Department of Human Services to extend our relationship during the protest period for an additional two months through September 29, 2015. There are risks and uncertainties inherent in legal proceedings, including protests, and an unfavorable outcome from the protest, including a failure to overturn the Division’s award decision could have a material adverse effect on our financial condition, results of operations and cash flows.

Our Medicare RAC contract with CMS is through our wholly-owned subsidiary HDI. Under the current contract, HDI is authorized to continue audit recovery auditing work through December 31, 2015 and further provides that for the period from January 1, 2016 to April 30, 2017, CMS will allow HDI to invoice for recoupments received and support the appeal process. The contract also provides that HDI shall record/set aside an appeal reserve for potential contractual liabilities in the event that overpayment decisions are overturned on appeal. On June 22, 2015, CMS issued an online announcement of its intent to extend the active period of performance of the Medicare RACs under their existing contracts through July 31, 2016. As of the date of this filing, CMS has initiated discussions with HDI regarding the terms of the proposed extension, but HDI has not yet entered into a modification authorizing the extension. We expect that before HDI’s contract expires, CMS may conduct a new procurement for recovery audit services, including those presently being performed by HDI.

In connection with the Medicare RAC contract, in August 2014, CMS announced it would settle with hospitals willing to withdraw inpatient status claims currently pending in the appeals process by offering to pay hospitals 68% for all eligible claims they had billed to Medicare. In a letter, dated June 30, 2015, CMS notified HDI that CMS has determined that Medicare RACs, including HDI, would be entitled only to the contract contingency fee on the settled amounts of the claims, or 32% of the original inpatient claim amounts, and that based on the initial lists of finalized settlements, HDI shall pay back to CMS approximately $28.6 million due to adjustments in RAC contingency fees. CMS further advised that as the hospital settlement project continues, additional settlement lists will be matched to RAC claims which may result in updated amounts to those previously provided.

While there are uncertainties in any dispute resolution and results cannot be guaranteed, HDI has previously advised CMS that it disagrees with CMS’ interpretation of the contract. Additionally, based on our initial analysis, the backup data that CMS provided may be inaccurate and may also be incomplete. HDI accrues an estimated liability for appeals based on the amount of fees that are subject to appeals, closures or other adjustments, which we estimate are probable of being returned to providers following a successful appeal, and we similarly accrue an allowance against accounts receivables related to fees yet to be collected. A portion of our reserve for estimated liability for appeals recorded as of June 30, 2015 may apply to this population. While we intend to continue our discussions with CMS regarding CMS’ determination, which includes requesting support and accurate backup documentation for specific audits, there could be a material negative impact on our financial condition, results of operations and cash flows to the extent that (i) any final determination of amounts owed by HDI to CMS under the current Medicare RAC contract materially exceeds our accrued reserves for such appeals, (ii) HDI is required to return certain fees which we have been paid ,or (iii) HDI’s ability to collect fees for audits already performed is affected.

Under CMS Rule 1599-F, Hospital Inpatient Admission Order and Certification and Two Midnight Benchmark for Inpatient Hospital Admissions for the Fiscal Year 2014 Inpatient Prospective Payment System / Long-Term Care Hospital (the “Two Midnight Rule”), CMS redefined the requirements for an inpatient stay with a new formal time-based standard. The Two Midnight Rule, effective October 2013, initially stated that surgical procedures, diagnostic tests and other treatments (in addition to services designated as inpatient-only), are generally appropriate for inpatient hospital admission and payment under Medicare Part A when a physician (i) expects the beneficiary to require a stay that crosses at least two midnights and (ii) admits the beneficiary to the hospital based upon that expectation. As part of the rule’s implementation, CMS suspended the Medicare RACs’ review of inpatient hospital claims paid between October 1, 2013 and September 30, 2014 for a determination of whether the inpatient hospital admission and patient status was appropriate. In April 2014, in accordance with the passage of the Protecting Access to Medicare Act of 2014, CMS extended the delay of the rule’s enforcement and Medicare RAC review of Two Midnight Rule claims through March 31, 2015. On April 1, 2015, the Medicare Access and CHIP Reauthorization Act of 2015 was signed into law, which further extended the delay through September 30, 2015.

On July 1, 2015, as part of CMS’ proposed outpatient payment rule, Calendar Year (CY) 2016 Hospital Outpatient Prospective Payment System, CMS released proposed changes to the Two Midnight Rule for stays expected to last less than two midnights of hospital care. Among other things, CMS proposed that certain inpatient admissions, where the physician expects the patient to need less than two midnights, would be payable under Medicare Part A on a case-by-case basis as determined by the physician responsible for such patient’s care and documentation in the medical record supporting that inpatient stay was necessary. In addition, CMS further announced that initial medical reviews of short inpatient stays would be conducted by Quality Improvement Organizations (“QIOs”) rather than by Medicare Administrative Contractors (“MACs”) or Medicare RACs. CMS indicated that the recovery audit program would instead focus on conducting reviews of hospitals with consistently high denial rates. The final rule is expected to be issued on or around November 1, 2015.

These reviews have historically been a significant finding for the recovery audit program; as a result, the Two Midnight Rule, including the recently proposed changes to the rule, and the continued suspension of these reviews by the Medicare RACs could have a material negative impact on our future revenue if HDI is awarded a new Medicare RAC contract, depending upon, among other factors, how the Two Midnight Rule is applied by providers, the review strategies ultimately approved by CMS and the shift in enforcement responsibility of the rule from MACs and Medicare RACs to QIOs.

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

SUMMARY OF OPERATING RESULTS

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The following table sets forth, for the periods indicated, certain items in our unaudited Condensed Consolidated Statements of Comprehensive Income expressed as a percentage of revenue:

	Three months ended June 30,
	2015	2014
Revenue	100.0%	100.0%
Cost of services:
Compensation	36.2	38.3
Data processing	8.9	9.0
Occupancy	3.3	4.1
Direct project costs	11.6	8.8
Other operating costs	6.1	5.3
Amortization of acquisition related software and intangible assets	6.0	6.4
Total cost of services	72.1	71.9
Selling, general, and administrative expenses	17.9	16.9
Total operating expenses	90.0	88.8
Operating income	10.0	11.2
Interest expense	(1.6)	(1.7)
Interest income	0.0	0.0
Income before income taxes	8.4	9.5
Income taxes	3.8	4.1
Net income and comprehensive income	4.6%	5.4%

Revenue for the three months ended June 30, 2015 was $116.9 million, an increase of $4.3 million, or 3.8%, compared to revenue of $112.6 million for the three months ended June 30, 2014. This increase resulted from a $6.7 million increase in revenue related to changes in the yield and scope of projects from existing customers and differences in the timing of when customer projects were completed in the current quarter compared to the same quarter in the prior year. For the three months ended June 30, 2015, an additional $4.5 million in revenue was generated from new customers. These increases were offset by a $3.4 million decrease related to the transitional revenue from the Medicare RAC contract and a $3.5 million decrease related to contract expirations.

Compensation expense as a percentage of revenue was 36.2% for the three months ended June 30, 2015, compared to 38.3% for the three months ended June 30, 2014. Compensation expense was $42.3 million for the current quarter, a decrease of $0.8 million, or 1.9%, compared to compensation expense of $43.1 million for the same quarter in the prior year. This decrease reflects a $0.7 million decline in salary expense, a $0.4 million decrease in fringe benefits expense and a $0.3 million decrease in severance expense offset by an increase in variable compensation of $0.6 million. During the three months ended June 30, 2015, we averaged 1,990 employees, an 8.2% decrease compared to our average of 2,168 employees during the quarter ended June 30, 2014. The reduction in headcount is related to efficiencies in labor achieved, work performed by subcontractors, reductions related to Medicare RAC support warranted from a business point of view by the reduction in that contract, and various other reductions related to employee terminations in the prior and the current fiscal year.

Data processing expense as a percentage of revenue was 8.9% for the three months ended June 30, 2015, compared to 9.0% for the three months ended June 30, 2014. Data processing expense was $10.4 million for the current quarter, an increase of $0.2 million, or 2.0%, over data processing expense of $10.2 million for the same quarter in the prior year. Continuous improvements to our technology infrastructure and developments in transaction processing resulted in higher expenses in the current quarter. These increases reflected additional software costs of $0.5 million primarily related to software maintenance expenses and $0.4 million related to data expenses. These increases were partially offset by a $0.4 million decrease in hardware related costs, primarily depreciation expense, and a $0.2 million decrease in data communications costs.

Occupancy expense as a percentage of revenue was 3.3% for the three months ended June 30, 2015, compared to 4.1% for the three months ended June 30, 2014. Occupancy expense was $3.8 million for the three months ended June 30, 2015, compared to $4.7 million for the three months ended June 30, 2014. Due to headcount reductions, a smaller proportion of our office space is occupied by operations personnel. Beginning in fiscal year 2015, the cost of unoccupied office space in any of our locations is classified as a selling, general, and administrative expense.

Direct project expense as a percentage of revenue was 11.6% for the three months ended June 30, 2015, compared to 8.8% for the three months ended June 30, 2014. Direct project expense for the current quarter was $13.6 million, an increase of $3.7 million, or 37.4%, compared to direct project expense of $9.9 million for the same quarter in the prior year. This increase primarily resulted from additional subcontractor fees of $2.4 million augmenting resources based on volume fluctuations. Other expense increases included $1.0 million in medical charts expense. Partially offsetting these increases were declines of $0.5 million in bad debt expense and $0.2 million in travel expense.

Other operating costs as a percentage of revenue were 6.1% for the three months ended June 30, 2015, compared to 5.3% for the three months ended June 30, 2014. Other operating costs for the current quarter were $7.2 million, an increase of $1.3 million, or 22.0%, compared to other operating costs of $5.9 million for the same quarter in the prior year. This increase primarily resulted from a $0.8 million increase in subcontracting fees and a $0.7 million increase in temporary personnel and consulting expense, primarily in the areas of IT support for innovation initiatives, data onboarding development and program integrity support. These increases were partially offset by a $0.2 million decrease in legal expense.

Amortization of acquisition-related software and intangible assets as a percentage of revenue was 6.0% for the three months ended June 30, 2015, compared to 6.4% for the three months ended June 30, 2014. Amortization of acquisition-related software and intangible assets for the current quarter was $7.0 million, compared to amortization expense of $7.2 million for the same quarter in the prior year. This expense consists primarily of amortization of customer relationships, trade names and software. This decrease primarily resulted from certain of our intangible assets becoming fully amortized in the prior fiscal year.

Selling, general, and administrative expense as a percentage of revenue was 17.9% for the three months ended June 30, 2015 compared to 16.9% for the three months ended June 30, 2014. Selling, general, and administrative expense for the current quarter was $20.9 million, an increase of $1.9 million, or 10.0%, compared to $19.0 million for the same quarter in the prior year. This increase resulted from a $1.1 million increase in compensation expense, primarily variable compensation and stock compensation expense, a $0.6 million increase in occupancy expense related to unoccupied space not used by operations, and a $0.4 million increase in other expenses, primarily consulting expenses. These increases were partially offset by a decrease of $0.3 million in data processing expense. During the three months ended June 30, 2015, we averaged 224 employees in the sales, general and administrative group, a 4.7% increase over our average of 214 employees in that group during the same quarter in the prior year.

Operating income for the three months ended June 30, 2015 was $11.7 million, a decrease of $0.9 million, or 7.1%, compared to operating income of $12.6 million for the three months ended June 30, 2014.

Interest expense was $1.9 million for both the three months ended June 30, 2015 and the three months ended June 30, 2014. Interest expense represents borrowings under our revolving credit facility, amortization of deferred financing costs, commitment fees for our revolving credit facility and issuance fees for our Letter of Credit. Interest income was $12,000 for both the current quarter and the same quarter in the prior year.

We recorded income tax expense of $4.4 million for the three months ended June 30, 2015, compared to income tax expense of $4.6 million for the three months ended June 30, 2014, a decrease of $0.2 million. Income before income taxes decreased $0.8 million for the current quarter over income before income taxes for the same quarter in the prior year. Our effective tax rate increased to 44.8% for the current quarter from 43.2% for the same quarter in the prior year, primarily due to changes in state apportionments and permanent differences. The principal difference between the statutory rate and our effective rate are state taxes and permanent differences.

Net income and comprehensive income of $5.4 million for the three months ended June 30, 2015 represents a decrease of $0.6 million compared to net income and comprehensive income for the three months ended June 30, 2014 of $6.0 million. The decrease of $0.6 million is primarily due to the decrease in operating income of $0.8 million offset by decreases in income taxes of $0.2 million.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following table sets forth, for the periods indicated, certain items in our unaudited Condensed Consolidated Statements of Comprehensive Income expressed as a percentage of revenue:

	Six months ended June 30,
	2015	2014
Revenue	100.0%	100.0%
Cost of services:
Compensation	37.5%	41.4%
Data processing	9.0%	8.9%
Occupancy	3.4%	4.0%
Direct project costs	10.6%	8.1%
Other operating costs	6.1%	5.2%
Amortization of acquisition related software and intangible assets	6.2%	6.6%
Total cost of services	72.8%	74.2%
Selling, general, and administrative expenses	18.6%	16.4%
Total operating expenses	91.4%	90.6%
Operating income	8.6%	9.4%
Interest expense	(1.7)%	(1.9)%
Interest income	0.0%	0.0%
Income before income taxes	6.9%	7.5%
Income taxes	3.0%	3.2%
Net income and comprehensive income	3.9%	4.3%

Revenue for the six months ended June 30, 2015 was $227.3 million, an increase of $10.0 million, or 4.6%, compared to revenue of $217.3 million for the six months ended June 30, 2014 This increase resulted from a $23.0 million increase in revenue related to changes in the yield and scope of projects from existing customers and differences in the timing of when customer projects were completed in the current quarter compared to the same quarter in the prior year. For the six months ended June 30, 2015, an additional $6.4 million in revenue was generated from new customers. These increases were offset by an $11.7 million decrease related to the transitional revenue from the Medicare RAC contract and a $7.7 million decrease related to contract expirations.

Compensation expense as a percentage of revenue was 37.5% for the six months ended June 30, 2015, compared to 41.4% for the six months ended June 30, 2014. Compensation expense for the current period was $85.0 million, a decrease of $5.1 million, or 5.7%, compared to compensation expense of $90.1 million for the same period in the prior year. The decrease in compensation expense relates to a $3.7 million decrease in salary expense, a $0.9 million decrease in severance expense, and a $0.4 million decrease in employee benefits expense. During the six months ended June 30, 2015, we averaged 1,999 employees, a 10.4% decrease compared to our average of 2,232 employees during the six months ended June 30, 2014. The reduction in headcount is related to efficiencies in labor achieved, work performed by subcontractors, reductions related to Medicare RAC support warranted from a business point of view by the reduction in that contract, and various other reductions related to employee terminations in the prior and the current fiscal year.

Data processing expense as a percentage of revenue was 9.0% for the six months ended June 30, 2015, compared to 8.9% for the six months ended June 30, 2014. Data processing expense was $20.5 million for the current period, an increase of $1.1 million, or 5.7%, compared to data processing expense of $19.4 million for the same period in the prior year. This increase reflects additional software costs of $1.1 million primarily related to software maintenance expenses.

Occupancy expense as a percentage of revenue was 3.4% for the six months ended June 30, 2015, compared to 4.0% for the six months ended June 30, 2014. Occupancy expense was $7.8 million for the current period, a decrease of approximately $0.8 million, or 9.3%, compared to occupancy expense of $8.6 million for the same period in the prior year. Due to headcount reductions, a smaller proportion of our office space is occupied by operations personnel. Beginning in fiscal year 2015, the cost of unoccupied office space in any of our locations is reflected within Selling, general, and administrative expense.

Direct project expense as a percentage of revenue was 10.6% for the six months ended June 30, 2015, compared to 8.1% for the six months ended June 30, 2014. Direct project expense for the current period was $24.0 million, an increase of $6.4 million, or 36.4%, compared to direct project expense of $17.6 million for the same period in the prior year. This increase primarily resulted from additional subcontractor fees of $4.6 million augmenting resources based on volume fluctuations. Other expense increases included $1.2 million in medical charts expense. Partially offsetting these increases were declines of $0.5 million in bad debt expense, $0.4 million in temporary help expense and $0.2 million in legal expense.

Other operating costs as a percentage of revenue were 6.1% for the six months ended June 30, 2015, compared to 5.2% for the six months ended June 30, 2014. Other operating costs for the current period were $13.9 million, an increase of $ $2.5 million, or 21.9%, compared to other operating costs of $11.4 million for the same period in the prior year. This increase primarily resulted from a $2.4 million increase in temporary personnel and consulting expense primarily in the areas of IT support for innovation initiatives, data onboarding development and program integrity support and a $1.0 million increase in subcontracting fees. These increases were partially offset by declines of $0.5 million in printing and postage expense, $0.3 million in recruiting and employee relocation expenses and $0.1 million in travel expense.

Amortization of acquisition-related software and intangible assets as a percentage of revenue was 6.2% for the six months ended June 30, 2015, compared to 6.6% for the six months ended June 30, 2014. Amortization of acquisition-related software and intangible assets for the current period was $14.1 million, compared to amortization expense of $14.3 million for the same period in the prior year. This expense consists primarily of amortization of customer relationships, trade names and software. The decrease relates to the full amortization of intangibles from prior acquisitions during the prior year period.

Selling, general, and administrative expense as a percentage of revenue was 18.6% for the six months ended June 30, 2015 compared to 16.4% for the six months ended June 30, 2014. Selling, general, and administrative expense for the current period was $42.2 million, a $6.7 million, or 18.9%, increase compared to $35.5 million for the same period in the prior year. This increase resulted from a $3.0 million increase in legal expenses primarily related to our action against Public Consulting Group, Inc. and certain former employees, a $1.5 million increase in compensation expense, a $1.3 million increase in occupancy expense and a $1.1 million increase primarily due to consulting expenses. These increases were partially offset by a decrease of $0.5 million in data processing expense. During the six months ended June 30, 2015, we averaged 222 corporate employees, a 2.8% increase compared to our average of 216 corporate employees during the same period ended June 30, 2014.

Interest expense was $3.9 million for the six months ended June 30, 2015, compared to $4.0 million for the six months ended June 30, 2014. The decline of $0.1 million represents a decrease in interest expense on our credit facility arising from a principal payment made in the prior year period.

Interest income was $23,000 for the six months ended June 30, 2015, compared to interest income of $36,000 for the six months ended June 30, 2014.

We recorded income tax expense of $6.9 million for the six months ended June 30, 2015, compared to income tax expense of $7.0 million for the six months ended June 30, 2014, a decrease of $0.1 million. Income before income taxes decreased $0.5 million for the six months ended June 30, 2015 over income before income taxes for the same period in the prior year. Our effective tax rate increased to 43.6% for the six months ended June 30, 2015 from 42.6% for the same period in the prior year, primarily due to changes in state apportionments and permanent differences. The principal difference between the statutory rate and our effective rate are state taxes and permanent differences.

We reported net income and comprehensive income of $8.9 million for the six months ended June 30, 2015, a decrease of $0.5 million or 5.3% compared to $9.4 million for the six months ended June 30, 2014. The decrease of $0.5 million is primarily due to the decrease in operating income of $0.7 million offset by decreases in income taxes of $0.1 million and net interest expense of $0.1 million.

Off-Balance Sheet Arrangements

Other than our Letter of Credit, we do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

The following tables, which should be read in conjunction with our unaudited Condensed Consolidated Statements of Cash Flows, represent the cash and cash equivalents and working capital at June 30, 2015 and December 31, 2014, respectively, and a summary of our cash flows as of June 30, 2015 and 2014, respectively:

(in thousands)	June 30, 2015	December 31, 2014

Cash and cash equivalents	$150,429	$133,116
Working capital	$261,687	$226,271

A summary of our cash flows is as follows:

	Six months ended June 30,
(in thousands)	2015	2014
Net cash provided by operating activities	$20,090	$47,549
Net cash used in investing activities	(6,362)	(11,624)
Net cash provided by (used in) financing activities	3,585	(33,412)
Net increase in cash and cash equivalents	$17,313	$2,513

We believe that our cash generating capability and financial condition, together with our funds available under our 2013 Credit Agreement, will be adequate to meet our operating, investing and financing needs. Our principal sources of cash are cash flows from operations and the available borrowing capacity of cash from our revolving credit facility. The primary uses of cash are compensation expenses, data processing costs, direct project costs, selling, general and administration expenses, purchases of property and equipment and investment in capitalized software. Other sources of cash include proceeds from the exercise of stock options and tax benefits associated with stock option exercises. We expect that operating cash flows will continue to be a primary source of liquidity for our operating needs.

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

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2015 was $20.1 million, a decrease of $27.4 million as compared to net cash provided by operating activities of $47.5 million for the six months ended June 30, 2014.

The results of operations after non-cash adjustments to net income contributed cash inflows of $39.8 million for the current period as compared to a contribution of cash inflows of $31.9 million for the same period in the prior year. The $7.9 million increase primarily resulted from a decrease in the allowance for doubtful accounts primarily related to the transitional reduction in revenue from the Medicare RAC contract. Changes in working capital contributed cash outflows of $19.7 million, primarily as a result of a $15.8 million increase in accounts receivable and an $11.5 million decrease in accounts payable, accrued expenses and other liabilities. These changes were partially offset by a $6.3 million decrease in prepaid income taxes and a $1.3 million increase in estimated liability for appeals.

For the six months ended June 30, 2015, revenue was $227.3 million, an increase of $10.0 million compared to revenue of $217.3 million for the six months ended June 30, 2014. The number of Day Sales Outstanding (“DSO”) increased by 3 days to 129 days as of June 30, 2015, as compared to 126 days as of December 31, 2014. The increase in DSOs was primarily driven by an increase in accounts receivable due to processing delays with one large government and two large commercial clients.

This and other factors may result in higher accounts receivable balances and higher DSOs in future periods, which would reduce net cash from operating activities in those periods. We do not anticipate collection issues with these accounts receivable, however, nor do we expect that any extended collections will materially impact our liquidity.

The majority of our customer relationships have been in place for several years. Our future operating cash flows could be adversely affected by a decrease in a demand for our services, delayed payments from customers or if one or more contracts with our largest customers is terminated or not re-awarded.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 was $6.4 million, a $5.2 million decrease compared to net cash used in investing activities of $11.6 million for the six months ended June 30, 2014. The decrease primarily relates to a $5.3 million decrease in purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2015 was $3.6 million, a $37.0 million increase from net cash used in financing activities of $33.4 million for the six months ended June 30, 2014. This change was primarily attributed to $35.0 million in payments made toward the principal outstanding on our revolving credit facility during the six months ended June 30, 2014.

Contractual Obligations

There have been no material changes in our contractual obligations as presented in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC.

Recently Issued Accounting Pronouncements

See “Recently Issued Accounting Pronouncements” in Note 2 of the Notes to the unaudited Condensed Consolidated Financial Statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2015, we were not a party to any derivative financial instruments. We conduct all of our business in U.S. currency and hence do not have direct foreign currency risk. We are exposed to changes in interest rates, primarily with respect to our revolving credit facility under our 2013 Credit Agreement. If the effective interest rate for all of our variable rate debt were to increase by 100 basis points (1%), our annual interest expense would increase by a maximum of $2.0 million based on our debt balances at June 30, 2015. Further, we currently invest substantially all of our excess cash in short-term investments, primarily money market accounts, where returns effectively reflect current interest rates. As a result market interest rate changes may impact our interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of borrowings or excess cash balances. We do not consider this risk to be material. We manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

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

As required by Rule 13a-15(b) under the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Kern Health Systems: In August 2011, in the Superior Court of the State of California, County of Los Angeles, Kern Health Systems (“KHS” or “Plaintiff”) sought to recover in excess of $7.0 million exclusive of interest, attorneys’ fees and costs, against Allied Management Group Special Investigation Unit, Inc. (“AMG”), Dennis Demetre and Lori Lewis (collectively, “Defendants”), jointly and severally, on causes of action for breach of contract, professional negligence, intentional misrepresentation, negligent misrepresentation and unfair business practices under the California Business and Professions Code. On June 9, 2014, the jury issued its verdict in favor of all Defendants, and against KHS, on all causes of action except negligent misrepresentation. On that cause of action, the jury issued a verdict against all Defendants, jointly and severally, in the sum of $1.38 million. The negligent misrepresentation verdict was based on representations to KHS allegedly made by AMG and former owner Dennis Demetre in the spring of 2008, prior to our acquisition of AMG. We believe that the jury erroneously awarded damages based on an error inasmuch as the jury unanimously found that Defendants (through Demetre) made the negligent misrepresentation to KHS while having reasonable grounds for believing the representation to be true. Based on the jury’s verdict, we believe we are properly characterized as the prevailing party on the breach of contract claim. AMG has filed an appeal of the verdict and is seeking to recover its attorneys’ fees and costs in the sum of approximately $2.3 million. We have not recorded an obligation on this matter at this time, as we have appealed this decision and believe it is probable that we will prevail on the appeal of this matter, although there are risks and uncertainties related to any litigation, including appeals, and neither we nor our counsel can assure litigation results. Pending the appeal process, we were required to obtain a surety bond in the amount of 150% of the final judgment amount, or approximately $2.2 million, which was collateralized by a cash deposit and is reflected in Other current assets on our unaudited Condensed Consolidated Balance Sheet at June 30, 2015.

Dennis Demetre and Lori Lewis: In July 2012, two of AMG’s former owners, Dennis Demetre and Lori Lewis (the “Plaintiffs”), filed an action in the Supreme Court of the State of New York, claiming an undetermined amount of damages alleging that various actions unlawfully deprived the Plaintiffs of the acquisition earn-out portion of the purchase price of AMG under the applicable Stock Purchase Agreement (the “SPA”) and that we had breached certain contractual provisions under the SPA. The Plaintiffs filed a second amended complaint with two causes of action for breach of contract and one cause of action for breach of implied covenant of good faith and fair dealing. Although the Plaintiffs have also alleged an action based on fraud, the court dismissed that claim and further denied their subsequent appeal to resurrect the dismissed claim. We filed a counterclaim for breach of contract arising out of the Plaintiffs’ failure to indemnify us for costs, including attorneys’ fees arising out of our defense of the KHS action described above and for fraud and negligent misrepresentation arising out of the Plaintiffs’ misrepresentations concerning capabilities of their software platform. On July 13, 2015, the court granted in part and denied in part the Plaintiffs’ motion to dismiss our counterclaims, allowing our counterclaim for breach of contract to proceed but dismissing our counterclaims for fraud and negligent misrepresentation. This case continues in the discovery phase. We believe we have a meritorious defense and will continue to defend this matter vigorously, although there are risks and uncertainties related to any litigation.

Restrictive Covenants, Trade Secret, Contract and other Causes of Action in Texas and New York: We are the plaintiff in lawsuits filed in August 2014, entitled HMS Holdings Corp., et al. v. Public Consulting Group, Inc., James Gambino and Jason Ramos, in the District Court of Dallas County, Texas, Cause No. DC-14-09047 (the “Texas Action”), and HMS Holdings Corp., et al. v. Matthew Arendt, Sean Curtin and Danielle Lange, in the New York State Supreme Court, Albany County, Index No.

A00754/2014 (the “New York Action”). These suits allege that, in the violation of their respective contractual, statutory and common law obligations to us, defendant PCG and defendants former HMS employees Gambino, Ramos, Arendt, Curtin and Lange unlawfully misappropriated our confidential, proprietary and trade secret information, as well as our employee and customer relationships. The lawsuits seek damages and injunctive relief and assert causes of action including breach of contract, breach of fiduciary duty and misappropriation of trade secrets. Through discovery and forensic investigation in the lawsuits, we uncovered the wrongful destruction of evidence by one or more defendants and sought judicial relief in the New York Action against those defendants. On May 19, 2015, the New York court concluded that defendants Curtin and Lange engaged in egregious misconduct and issued an order granting our motion for spoliation of evidence, which ordered that Curtin and Lange repay our associated attorneys’ fees and costs without reimbursement by defendant PCG and that Lange was reported to the New York State Bar Association for professional misconduct. We are seeking reimbursement of approximately $0.5 million from Curtin and Lange personally pursuant to the court’s sanction order. These defendants have filed an appeal of the order.

We also have sought injunctions in both the Texas and New York Actions. On July 10, 2015, the court in the Texas Action issued an order granting a temporary injunction against PCG, Gambino and Ramos. The Texas court found that we had proved the existence of unlawful conduct and had demonstrated a probable right to recovery at trial regarding our claims against PCG, Gambino and Ramos, including claims involving the misappropriation of our confidential, proprietary and trade secret information and the improper solicitation of our employees in violation of our agreements with PCG. The Texas court further found that an injunction was necessary to avoid imminent and irreparable harm to us. As such, the Texas court entered a temporary injunction that enjoined, in pertinent part: (i) PCG from accessing or using any of our confidential or proprietary information, including, but not limited to, in order to solicit, divert or take away the TPL business of any State Medicaid or other healthcare agency; (ii) PCG from using the services of Curtin or Lange (who are defendants in the New York litigation, as further discussed in detail below) to solicit, review, prepare or submit proposals for, or to in any way provide services related to TPL for PCG; (iii) PCG from using certain of its prior Request for Proposal (“RFP”) responses that contain or were prepared using our confidential information in its preparation of any future PCG TPL response; (iv) Gambino and Ramos from using any of our confidential information or from developing, assisting or advising on PCG TPL proposals for our customer RFPs; and (v) PCG from soliciting any of our employees except as may be permitted under prior agreements between us and PCG (the “Texas Injunction”). The Texas Injunction was ordered to remain in place through the time of trial in the Texas Action, which the court has initially set for March 2016. As a condition to obtaining the Texas Injunction, we were required to post a surety bond in the amount of $0.5 million.

On July 14, 2015, the court in the New York Action issued its decision and order on our motion for a preliminary injunction. The New York court found that our trade secret protection had not been waived and that we were entitled to continued protection, and that we had successfully established a likelihood of prevailing on our non-solicitation claims against Curtin, Lange and Arendt and on our trade secret misappropriation claims against Curtin and Lange; however, the court held that injunctive relief in the New York Action was not necessary due to the Texas Injunction. The court’s order also preserved our right to again seek injunctive relief in the New York Action in the event of a change of status regarding the Texas Injunction. The New York court has set a tentative trial date for June 2016. Both the Texas and New York Actions continue in the discovery phase.

On July 23, 2015, we filed a separate complaint in the New York State Supreme Court, Albany County against Joseph “Jeff” Flora and former HMS employee Elena Moiseekno. Flora is a former Director of the Bureau of Third-Party Liability at the Office of the New York State Medicaid Inspector General who was subsequently hired as a consultant by PCG. We are seeking damages and injunctive relief against these defendants for their alleged unlawful misappropriation of our confidential, proprietary and trade secret information and other wrongful conduct.

As previously disclosed in our Current Report on Form 8-K filed with the SEC on July 20, 2015, and as discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on July 17, 2015, we received notice that re-procurement of the TPL contract with the New Jersey Department of Human Services had been awarded to PCG. We intend to timely file a protest with the State of New Jersey Division of Purchase and Property challenging the contract award to PCG. On July, 31, 2015, New Jersey did, however, grant us a 60-day extension on our current contract under mutually agreeable terms through September 29, 2015.

While we believe our claims are meritorious, there are inherent uncertainties in any litigation, and there can be no assurances that we will ultimately prevail at trial or with our protest, or that the rulings in these proceedings are or will be adequate to protect our confidential or trade secret information.

Item 1A.   Risk Factors

Risks that could have a negative impact on our business, financial condition, results of operations or cash flows include, without limitation, the risk factors set forth below: (i) variations in our results of operations; (ii) changes in the U.S. healthcare environment and steps we take in anticipation of such changes; (iii) regulatory, budgetary or political actions that affect procurement practices; (iv) our ability to retain customers or the loss of one or more major customers, including through our failure to procure or reprocure a current or future contract or related delays or cancellations, the potential failure to prevail in legal proceedings, including any contract award protest, or the reduction in scope or early termination of one or more of our significant contracts; (v) our ability to effectively manage our growth to execute on our business plans and to achieve our guidance or revenue; (vi) the negative or reduced growth rate of spending on Medicaid/Medicare, simplification of the healthcare payment process or programmatic changes that diminish the scope of benefits; (vii) whether CMS will support the RAC program or cancel future reprocurements, or that the terms may be adverse to us, or CMS may change the RAC program and reduce future fees or the scope, or require repayment of certain prior fees associated with its hospital settlement program due to an interpretation of contract terms by HDI or otherwise; (viii) customer dissatisfaction or early termination of contracts triggering significant costs or liabilities; (ix) the development by competitors of new or superior products or services; (x) the emergence of new competitors, or the development by our customers of in-house capacity to perform the services we offer; (xi) all the risks inherent in the development, introduction, and implementation of new products and services; (xii) our failure to comply with laws and regulations governing health data or to protect such data from theft and misuse; (xiii) our ability to maintain effective information systems and protect them from damage, interruption or breach; (xiv) restrictions on our ability to bid on/perform certain work due to other work we currently perform; (xv) our ability to successfully integrate any acquisitions and the risk that such acquisitions will not result in the anticipated benefits; (xvi) our ability to continue to secure contracts through the competitive bidding process and to accurately predict the cost and time to complete such contracts; (xvii) our compliance with the covenants and obligations under the terms of our revolving credit facility and our ability to generate sufficient cash to cover our interest and principal payments thereunder; (xviii) unanticipated changes in our effective tax rates; (xix) the risk of security breaches of our technology systems and networks; (xx) negative results of government or customer reviews, audits or investigations to verify our compliance with contracts and applicable laws and regulations, and/or the risk of debarment or disqualification from doing business with a federal or state government or related agency; (xxi) the impact of lawsuits, including our ability to prevail on appeals or to recover attorney’s fees or expenses, the success of litigation which is not guaranteed, or claims related to contracts, subcontracts, employment matters or compliance with laws and regulations;  (xxii) our failure to properly remediate any future weaknesses or deficiencies or maintain proper and effective controls; (xxiii) the potential that we are unable to meet our liquidity needs; (xxiv) the risk that our efforts to protect intellectual property rights, confidential and proprietary information, or confidential or proprietary information of others in our possession, will not be adequate; and (xxv) other risks identified in our most recent Annual Report on Form 10-K. A more detailed description of our risk factors can be found in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 2, 2015.

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

Date:	August 10, 2015	HMS HOLDINGS CORP.

		By:	/s/ WILLIAM C. LUCIA
William C. Lucia
President and Chief Executive Officer and Duly
Authorized Officer
(Principal Executive Officer)

		By:	/s/ JEFFREY S. SHERMAN
Jeffrey S. Sherman
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

HMS Holdings Corp. and Subsidiaries

Exhibit Index

Exhibit Number	Description

3.1*	Conformed copy of Certificate of Incorporation of HMS Holdings Corp., as amended through July 9, 2015.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Section 1350 Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Section 1350 Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*                                         Filed herewith

‡                                         Furnished herewith