Form 10-Q
period 2015-09-30
HMS HOLDINGS CORP
filed 2015-11-09
CIK 1196501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 3, 2015, there were approximately 86,008,337 shares of the registrant’s common stock (par value $0.01 per share) outstanding.

HMS HOLDINGS CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

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

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$144,804	$133,116
Accounts receivable, net of allowance for doubtful accounts of $2,672 and $1,898, respectively, and estimated allowance for appeals of $2,650 and $4,824 at September 30, 2015 and December 31, 2014, respectively	174,152	157,101
Prepaid expenses	10,624	11,810
Prepaid income taxes	—	5,142
Deferred tax assets	5,703	7,811
Other current assets	2,477	2,639
Total current assets	337,760	317,619
Property and equipment, net	99,429	116,027
Goodwill	361,468	361,468
Intangible assets, net	59,352	74,578
Deferred financing costs, net	5,394	6,957
Other assets	4,568	4,339
Total assets	$867,971	$880,988

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$43,588	$54,549
Estimated liability for appeals	34,892	36,799
Income taxes payable	4,182	—
Total current liabilities	82,662	91,348
Long-term liabilities:
Revolving credit facility	197,796	197,796
Deferred tax liabilities	41,180	50,853
Deferred rent	6,188	5,037
Other liabilities	2,375	2,864
Total long-term liabilities	247,539	256,550
Total liabilities	330,201	347,898
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock — $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock — $0.01 par value; 175,000,000 shares authorized; 95,186,707 shares issued and 86,008,337 shares outstanding at September 30, 2015; 94,511,444 shares issued and 87,985,139 shares outstanding at December 31, 2014	951	943
Capital in excess of par value	327,084	313,214
Retained earnings	279,749	263,947
Treasury stock, at cost: 9,178,370 shares at September 30, 2015 and 6,526,305 shares at December 31, 2014 (Note 10)	(70,014)	(45,014)
Total shareholders’ equity	537,770	533,090
Total liabilities and shareholders’ equity	$867,971	$880,988

See accompanying notes to the unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Revenue	$118,444	$113,796	$345,702	$331,064

Cost of services:
Compensation	42,330	42,375	127,359	132,426
Data processing	10,023	9,825	30,506	29,223
Occupancy	4,188	4,467	12,001	13,115
Direct project costs	13,895	9,878	37,945	27,464
Other operating costs	6,552	6,817	20,443	18,215
Amortization of acquisition related software and intangible assets	7,041	7,160	21,135	21,480
Total cost of services	84,029	80,522	249,389	241,923

Selling, general and administrative expenses	21,399	19,334	63,564	54,846
Total operating expenses	105,428	99,856	312,953	296,769

Operating income	13,016	13,940	32,749	34,295

Interest expense	(1,948)	(1,961)	(5,842)	(5,979)
Interest income	11	11	34	47
Income before income taxes	11,079	11,990	26,941	28,363
Income taxes	4,217	5,040	11,139	12,022

Net income and comprehensive income	$6,862	$6,950	$15,802	$16,341

Basic income per common share:
Net income per common share — basic	$0.08	$0.08	$0.18	$0.19

Diluted income per common share:
Net income per common share — diluted	$0.08	$0.08	$0.18	$0.19

Weighted average shares:
Basic	87,299	87,736	88,019	87,660
Diluted	87,792	88,233	88,451	88,145

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2015

(in thousands, except share amounts)

(unaudited)

	Common Stock		Capital in		Treasury Stock		Total
	# of Shares Issued	Par Value	Excess of Par Value	Retained Earnings	# of Shares	Amount	Shareholders’ Equity
Balance at December 31, 2014	94,511,444	$943	$313,214	$263,947	6,526,305	$(45,014)	$533,090

Net income and comprehensive income	—	—	—	15,802	—	—	15,802
Stock-based compensation expense	—	—	10,208	—	—	—	10,208
Purchase of treasury stock	—		—		2,652,065	(25,000)	(25,000)
Exercise of stock options	577,559	7	4,181	—	—	—	4,188
Vesting of restricted stock units, net of shares withheld for employee tax	97,704	1	(636)	—	—	—	(635)
Excess tax benefit from exercise of stock options	—	—	1,477	—	—	—	1,477
Shortfall due to exercise of stock options and vesting of restricted stock units	—	—	(384)	—	—	—	(384)
Deferred tax asset reversal for unexercised stock options	—	—	(976)	—	—	—	(976)

Balance at September 30, 2015	95,186,707	$951	$327,084	$279,749	9,178,370	$(70,014)	$537,770

See accompanying notes to the unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2015	2014
Operating activities:
Net income	$15,802	$16,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	23,228	24,459
Amortization of intangible assets	15,226	15,572
Amortization of deferred financing costs	1,563	1,563
Stock-based compensation expense	10,208	9,095
Excess tax benefit from exercised stock options	(1,477)	(870)
Deferred income taxes	(8,925)	(9,322)
Allowance for doubtful accounts and bad debt write-offs	(31)	(6,549)
Loss on disposal of fixed assets	40	191
Change in fair value of contingent consideration	—	17
Changes in operating assets and liabilities:
Accounts receivable	(23,964)	(14,054)
Prepaid expenses	1,186	2,666
Prepaid income taxes	6,619	7,662
Other current assets	162	(2,189)
Other assets	(229)	125
Accounts payable, accrued expenses and other liabilities	(8,174)	8,978
Income taxes payable	4,182	9,841
Estimated liability for appeals	5,037	16,269
Net cash provided by operating activities	40,453	79,795
Investing activities:
Purchases of land, property and equipment	(5,903)	(16,594)
Investment in capitalized software	(1,985)	(2,726)
Net cash used in investing activities	(7,888)	(19,320)
Financing activities:
Repayment of revolving credit facility	—	(35,000)
Purchase of treasury stock	(25,000)	—
Proceeds from exercise of stock options	4,188	3,279
Excess tax benefit from exercised stock options	1,477	870
Payments of tax withholdings on behalf of employees for net-share settlement for restricted stock awards and units	(635)	(1,128)
Payments on capital lease obligations	(907)	(1,241)
Payments on contingent consideration	—	(428)
Net cash used in financing activities	(20,877)	(33,648)
Net increase in cash and cash equivalents	11,688	26,827
Cash and cash equivalents at beginning of period	133,116	93,366
Cash and cash equivalents at end of period	$144,804	$120,193
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$13,619	$3,541
Cash paid for interest	$5,295	$4,438
Supplemental disclosure of noncash activities:
Accrued property and equipment purchases	$392	$974
Equipment purchased through capital leases	$—	$20
Decrease in appeals liability for lost appeals offset with a reduction in accounts receivable	$6,944	$23,206

See accompanying notes to the unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2015 and 2014

(unaudited)

1.              Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of HMS Holdings Corp., its subsidiaries and its affiliates (“we,” “our” and “us”) have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of our financial position at September 30, 2015, the results of our operations for the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014. Interim unaudited financial statements are prepared on a basis consistent with our annual financial statements. The financial statements included herein should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014, which we refer to as our Annual Report. There have been no significant changes to our critical accounting policies since December 31, 2014.

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

2.              Summary of Significant Accounting Policies

As of September 30, 2015, we have accrued an estimated liability for appeals and estimated allowance for appeals based on our historical experience with this activity under our customers’ contracts. Any future changes to any of our customer contracts, including further modifications to the transition plan for incumbent Medicare Recovery Audit Contractors (“RAC”), may require us to apply different assumptions that could affect our estimated liability for future periods. We similarly accrue an allowance against accounts receivable related to fees yet to be collected, based on the same estimates used to establish the estimated liability for appeals of fees received. Our inability or failure to correctly estimate or accrue the estimated liabilities and allowance for appeals or accounts receivable could adversely affect our revenue in current or future periods.

Estimated liability for appeals and estimated allowance for appeals as of September 30, 2015 are as follows (in thousands):

Balance, December 31, 2013	$55,791
Provision	16,822
Appeals found in providers’ favor (1)	(30,990)
Balance, December 31, 2014 (2)	41,623
Provision	9,670
Appeals found in providers’ favor (1)	(13,751)
Balance, September 30, 2015 (2)	$37,542

(1)             Includes appeals, closures or other adjustments.

(2)             Includes $2,650 and $4,824 related to estimated allowance for appeals that apply to uncollected accounts receivable as of September 30, 2015 and December 31, 2014, respectively.

In the first nine months of 2015 and 2014, within our estimated allowance for appeals found in favor of providers, $6.0 million and $22.2 million, respectively, was activity associated with our Medicare RAC contract with the Centers for Medicare & Medicaid Services.

Allowance for doubtful accounts as of September 30, 2015 is as follows (in thousands):

Balance, December 31, 2013	$916
Provision	6,085
Recoveries	(17)
Charge-offs	(5,086)
Balance, December 31, 2014	1,898
Provision	1,295
Recoveries	(100)
Charge-offs and other	(421)
Balance, September 30, 2015	$2,672

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

The carrying amounts for our cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of their maturities. The carrying value of our revolving credit facility approximates fair value based upon the variable rate terms.

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

The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim periods within such annual reporting periods, with early adoption permitted to the original effective date of January 1, 2017. This amendment is to be either retrospectively adopted to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. In July 2015, the FASB approved the option to defer this new revenue recognition standard by one year and allow early adoption as of the original effective date, but has not issued an ASU to effect this change. We continue to evaluate the impact of the adoption of this guidance to our consolidated financial statements.

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

In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. In August 2015, FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 clarifies the presentation and measuring of debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. For line-of-credit arrangements, an entity can continue to present debt issuance costs as an asset and amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-03, as amended, is effective for annual reporting periods beginning after December 15, 2015, including interim periods within such annual reporting periods with early adoption permitted. ASU 2015-03 is to be retrospectively adopted to each prior reporting period presented. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

In April 2015, FASB issued ASU 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). ASU 2015-05 provides explicit guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement and clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within such annual reporting periods with early adoption permitted. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

3.                                      Intangible Assets

Intangible assets consisted of the following at September 30, 2015 and December 31, 2014 (in thousands):

	Gross Value	Accumulated Amortization	Net Book Value	Useful Life
September 30, 2015
Customer relationships	$101,806	$(53,909)	$47,897	5-10 years
Restrictive covenants	18,000	(13,939)	4,061	3-7 years
Trade name	17,000	(9,606)	7,394	3-5 years
	$136,806	$(77,454)	$59,352

December 31, 2014
Customer relationships	$102,755	$(44,020)	$58,735	5-10 years
Restrictive covenants	18,000	(11,394)	6,606	3-7 years
Trade name	17,000	(7,763)	9,237	3-5 years
	$137,755	$(63,177)	$74,578

Estimated amortization expense for intangible assets is expected to approximate the following (in thousands):

Year Ending December 31,
Remainder of 2015	$5,044
2016	19,933
2017	16,613
2018	15,993
2019	1,582
Thereafter	187

For the three and nine months ended September 30, 2015, amortization expense related to intangible assets was $5.0 million and $15.2 million, respectively. For the three and nine months ended September 30, 2014, amortization expense related to intangible assets was $5.2 million and $15.6 million, respectively.

4. Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities at September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Accounts payable, trade	$5,592	$14,840
Accrued compensation	20,704	16,895
Accrued operating expenses	17,292	22,814
Total accounts payable, accrued expenses and other liabilities	$43,588	$54,549

5.              Income Taxes

Our effective tax rate decreased to 38.1% from 42.0% for the three months ended September 30, 2015 and 2014, respectively, and decreased to 41.3% from 42.4% for the nine months ended September 30, 2015 and 2014, respectively, primarily due to changes in state apportionments and permanent differences. The principal differences between the statutory rate and our effective rate are state taxes and permanent differences.

In April 2015, legislation was signed changing New York City tax law, which resulted in us recognizing approximately $0.6 million in discrete tax expense during the second quarter of 2015. This discrete item had no impact on the effective tax rate for the three months ended September 30, 2015 and a 1.3% impact for the nine months ended September 30, 2015.

During the three and nine month period ended September 30, 2015, the Company recorded a discrete income tax benefit of $0.3 million from the release of an accrued liability for unrecognized tax benefits due to lapse in statute of limitations. This discrete item had an approximate tax rate impact of 2.8% and 1.1% for the three and nine months ended September 30, 2015, respectively.

During the nine months ended September 30, 2015, we utilized $4.0 million in tax deductions arising from stock-based compensation, which resulted in an excess tax benefit of $1.5 million that was recorded to capital in excess of par value and an offsetting reduction to taxes payable.

As of September 30, 2015 and 2014, the total amount of unrecognized tax benefits was approximately $1.1 million and $1.6 million, respectively (net of the federal benefit for state issues) that, if recognized, would favorably affect our future effective tax rate. As of September 30, 2015 and 2014, the accrued liability for interest expense and penalties related to unrecognized tax benefits was $0.4 million and $0.3 million, respectively. We include interest expense and penalties in the provision for income taxes in the unaudited Consolidated Statements of Comprehensive Income. The amount of interest expense (net of federal and state income tax benefits) and penalties in the unaudited Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2015 and 2014 was immaterial. We do not expect any significant change in unrecognized tax benefits during the next twelve months.

We file income tax returns with the U.S. Federal government and various state jurisdictions. We are no longer subject to U.S. Federal income tax examinations for years before 2012. We operate in a number of state and local jurisdictions, most of which have never audited our records. Accordingly, we are subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction. We are currently being examined by the State of New York.

6.     Credit Agreement

In May 2013, we entered into a $500 million five-year, amended and restated revolving credit agreement (“2013 Credit Agreement”) with certain financial institutions and Citibank, N.A. as Administrative Agent. No principal payments were made against our revolving credit facility during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, we made principal payments of $35.0 million. The $197.8 million principal balance of our revolving credit facility is due in May 2018.

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

The 2013 Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants and events of default. The 2013 Credit Agreement requires us to comply, on a quarterly basis, with certain principal financial covenants, including a maximum consolidated leverage ratio of 3.25:1.00 and a minimum interest coverage ratio of 3.00:1.00. As of September 30, 2015, we were in compliance with all of the terms of the 2013 Credit Agreement.

The interest rates applicable to the revolving credit facility are, at our option, either (a) the LIBOR multiplied by the statutory reserve rate plus an interest margin ranging from 1.50% to 2.25% based on our consolidated leverage ratio, or (b) a base rate (which is equal to the greatest of (a) Citibank’s prime rate, (b) the federal funds effective rate plus 0.50% and (c) the one-month LIBOR plus 1.00% plus an interest margin ranging from 0.50% to 1.25% based on our consolidated leverage ratio). The applicable interest rate was 2.08% at September 30, 2015.  We pay an unused commitment fee on the revolving credit facility during the term of the 2013 Credit Agreement ranging from 0.375% to 0.50% per annum based on our consolidated leverage ratio.

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

The interest expense and the commitment fees on the unused portion of our revolving credit facility are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest expense	$1,027	$1,011	$3,067	$3,175
Commitment fees	$382	$380	$1,131	$1,085

At September 30, 2015 and December 31, 2014, the unamortized balance of deferred origination fees and debt issue costs were $5.4 million and $7.0 million, respectively. For the three months ended September 30, 2015 and 2014, we amortized $0.5 million of interest expense related to our deferred origination fees and debt issue costs in each of the respective periods. For the nine months ended September 30, 2015 and 2014, we amortized $1.5 million and $1.6 million of interest expense related to our deferred origination fees and debt issue costs in each of the respective periods.

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

The following table reconciles the basic to diluted weighted average common shares outstanding using the treasury stock method (in thousands, except per share data):

Basic and diluted

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$6,862	$6,950	$15,802	$16,341

Weighted average common shares outstanding — basic	87,299	87,736	88,019	87,660
Plus: net effect of dilutive stock options	94	272	157	293
Plus: net effect of dilutive restricted stock awards and units	399	225	275	192
Weighted average common shares outstanding — diluted	87,792	88,233	88,451	88,145
Net income per common share — basic	$0.08	$0.08	$0.18	$0.19
Net income per common share — diluted	$0.08	$0.08	$0.18	$0.19

For the three months ended September 30, 2015 and 2014, 3,708,228 and 2,251,303 stock options, respectively, and 71,581 and 2,367 restricted stock units, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

For the nine months ended September 30, 2015 and 2014, 3,490,887 and 2,395,158 stock options, respectively, 169,682 and 79,947 restricted stock awards and units, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

8.       Stock-Based Compensation

Total stock-based compensation expense charged as a selling, general and administrative expense in our unaudited Consolidated Statements of Comprehensive Income related to our stock compensation plans was $3.1 million and $2.9 million for the three months ended September 30, 2015 and 2014, respectively, and $10.2 million and $9.1 million for the nine months ended September 30, 2015 and 2014, respectively.

Stock Options

Presented below is a summary of our stock option activity for the nine months ended September 30, 2015 (in thousands, except for weighted average exercise price and weighted average remaining contractual terms):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at December 31, 2014	4,101	$18.72
Granted	1,274	16.67
Exercised	(578)	7.25
Forfeited	(518)	21.61
Expired	(317)	24.75
Outstanding at September 30, 2015	3,962	18.88	4.82	$1,794
Expected to vest at September 30, 2015	2,410	19.48	5.91	—
Exercisable at September 30, 2015	1,498	$17.87	3.03	$1,794

For awards subject to service-based vesting conditions, we recognize stock-based compensation expense, net of estimated forfeitures, equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. For awards subject to both performance and service-based vesting conditions, we recognize stock-based compensation expense using the straight-line recognition method when it is probable that the performance condition will be achieved. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of each option grant with service-based vesting conditions was estimated using a Black-Scholes option-pricing valuation model. The performance share awards granted in 2014 and 2015 are market condition awards as attainment is based on the performance of our common stock for the relevant performance period. These awards were valued on the date of grant using a Monte Carlo simulation model.

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

The weighted average grant-date fair value per share of the stock options granted during the three months ended September 30, 2015 and 2014 was $3.80 and $7.24, respectively. We estimated the fair value of each stock option grant on the date of grant using a Black-Scholes option-pricing valuation model and the weighted-average assumptions set forth in the following table:

	Nine months ended September 30,
	2015	2014
Expected dividend yield	—	—
Risk-free interest rate	1.55%	1.56%
Expected volatility	41.77%	38.11%
Expected life	4.90 years	4.81 years

During the three months ended September 30, 2015 and 2014, we issued 105,462 shares and 36,016 shares, respectively, of our common stock upon the exercise of outstanding stock options and received proceeds of $0.8 million and $0.1 million, respectively.

For the three months ended September 30, 2015 and 2014, stock-based compensation expense for stock options was $1.4 million and $1.7 million, respectively.

We recognized excess income tax benefit of approximately $21,000 and $17,000 from the exercise of stock options in our unaudited Consolidated Statement of Shareholders’ Equity for the three months ended September 30, 2015 and 2014, respectively.

During the nine months ended September 30, 2015 and 2014, we issued 577,559 shares and 352,057 shares, respectively, of our common stock upon the exercise of outstanding stock options and received proceeds of $4.2 million and $3.3 million, respectively.

For the nine months ended September 30, 2015 and 2014, stock-based compensation expense for stock options was $4.5 million and $5.3 million, respectively.

We recognized excess income tax benefit of $1.5 million and $0.9 million from the exercise of stock options in our unaudited Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, there was $11.1 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to stock options outstanding, which is expected to be recognized over a weighted-average period of 1.16 years.

The total intrinsic value of options exercised (the difference in the market price of our common stock on the exercise date and the price paid by the optionees to exercise the options) for the three months ended September 30, 2015 and 2014 was $0.2 million and $0.6 million, respectively.

The total intrinsic value of options exercised for the nine months ended September 30, 2015 and 2014 was $5.9 million and $3.9 million, respectively.

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

For the three months ended September 30, 2015, we granted 5,642 restricted stock units with an aggregate fair market value of approximately $49,000. For the three months ended September 30, 2014, we granted 14,518 restricted stock units with an aggregate fair market value of $0.3 million.

For the three months ended September 30, 2015 and 2014, stock-based compensation expense for restricted stock units was $1.7 million and $1.2 million, respectively.

For the nine months ended September 30, 2015, we granted 665,326 restricted stock units with an aggregate fair market value of $11.1 million. For the nine months ended September 30, 2014, we granted 261,282 restricted stock units with an aggregate fair market value of $5.3 million.

For the nine months ended September 30, 2015 and 2014, stock-based compensation expense for restricted stock units was $5.7 million and $3.7 million, respectively.

At September 30, 2015, 1,240,052 restricted stock units remained unvested and there was $15.8 million of unamortized compensation cost related to these restricted stock units, which is expected to be recognized over the remaining weighted-average vesting period of 1.29 years.

A summary of the status of our restricted stock units and of changes in restricted stock units outstanding under the 2006 Stock Plan for the nine months ended September 30, 2015 is as follows (in thousands, except for weighted average grant date fair value per unit):

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Outstanding balance at December 31, 2014	910	$22.84
Granted	665	16.69
Vesting of restricted stock units, net of shares withheld for taxes	(97)	24.00
Shares withheld for taxes	(37)	24.00
Forfeitures	(201)	21.91
Outstanding balance at September 30, 2015	1,240	$19.56

Restricted Stock Awards

We did not issue restricted stock awards during the three and nine months ended September 30, 2015 and 2014. There was no stock-based compensation expense related to previously granted stock awards for the nine months ended September 30, 2015. Stock-based compensation expense related to previously granted restricted stock awards was $0.1 million for the nine months ended September 30, 2014, which was recorded in the first quarter of 2014.

9.   Commitments and Contingencies

Legal Proceedings

From time to time, we may be subject to investigations, legal proceedings and other disputes arising in the ordinary course of our business, including but not limited to regulatory audits, billing and contractual disputes and employment-related matters. We record accruals for outstanding legal matters when we believe it is probable that a loss will be incurred and the amount can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. If a loss contingency is not both probable and estimable, we do not establish an accrued liability. We believe that none of our accruals for outstanding legal matters are material in the aggregate to our financial position.

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

Kern Health Systems: In August 2011, in the Superior Court of the State of California, County of Los Angeles, Kern Health Systems (“KHS” or “Plaintiff”) sought to recover in excess of $7.0 million exclusive of interest, attorneys’ fees and costs, against Allied Management Group Special Investigation Unit, Inc. (“AMG”), Dennis Demetre and Lori Lewis (collectively, “Defendants”), jointly and severally, on causes of action for breach of contract, professional negligence, intentional misrepresentation, negligent misrepresentation and unfair business practices under the California Business and Professions Code. On June 9, 2014, the jury issued its verdict in favor of all Defendants, and against KHS, on all causes of action except negligent misrepresentation. On that cause of action, the jury issued a verdict against all Defendants, jointly and severally, in the sum of $1.38 million. The negligent misrepresentation verdict was based on representations to KHS allegedly made by AMG and former owner Dennis Demetre in the spring of 2008, prior to our acquisition of AMG. We believe that the jury erroneously awarded damages based on an error inasmuch as the jury unanimously found that Defendants (through Demetre) made the negligent misrepresentation to KHS while having reasonable grounds for believing the representation to be true. Based on the jury’s verdict, we believe we are properly characterized as the prevailing party on the breach of contract claim. AMG has filed an appeal of the verdict and is seeking to recover its attorneys’ fees and costs in the sum of approximately $2.3 million. We have not recorded an obligation on this matter at this time, as we have appealed this decision and believe it is probable that we will prevail on the appeal of this matter, although there are risks and uncertainties related to any litigation, including appeals, and neither we nor our counsel can assure litigation results. Pending the appeal process, we were required to obtain a surety bond in the amount of 150% of the final judgment amount, or approximately $2.2 million, which was collateralized by a cash deposit and is reflected in Other current assets on our unaudited Consolidated Balance Sheet at September 30, 2015.

Dennis Demetre and Lori Lewis: In July 2012, two of AMG’s former owners, Dennis Demetre and Lori Lewis (the “Plaintiffs”), filed an action in the Supreme Court of the State of New York, claiming an undetermined amount of damages alleging that various actions unlawfully deprived the Plaintiffs of the acquisition earn-out portion of the purchase price of AMG under the applicable Stock Purchase Agreement (the “SPA”) and that we had breached certain contractual provisions under the SPA. The Plaintiffs filed a second amended complaint with two causes of action for breach of contract and one cause of action for breach of implied covenant of good faith and fair dealing. Although the Plaintiffs have also alleged an action based on fraud, the court dismissed that claim and further denied their subsequent appeal to resurrect the dismissed claim. We filed a counterclaim for breach of contract arising out of the Plaintiffs’ failure to indemnify us for costs, including attorneys’ fees arising out of our defense of the Kern Health Systems matter described above and for fraud and negligent misrepresentation arising out of the Plaintiffs’ misrepresentations concerning capabilities of their software platform. On July 13, 2015, the court granted in part and denied in part the Plaintiffs’ motion to dismiss our counterclaims, allowing our counterclaim for breach of contract to proceed but dismissing our counterclaims for fraud and negligent misrepresentation. This case continues in the discovery phase. We believe we have a meritorious defense and will continue to defend this matter vigorously, although there are risks and uncertainties related to any litigation.

Restrictive Covenants, Trade Secret, Contract and other Causes of Action in Texas and New York: We are the plaintiff in lawsuits filed in August 2014, entitled HMS Holdings Corp., et al. v. Public Consulting Group, Inc., James Gambino and Jason Ramos, in the District Court of Dallas County, Texas, Cause No. DC-14-09047 (the “Texas Action”), and HMS Holdings Corp., et al. v. Matthew Arendt, Sean Curtin and Danielle Lange, in the New York State Supreme Court, Albany County, Index No. A00754/2014 (the “New York Action”). In July 2015, we filed a third lawsuit, entitled HMS Holdings Corp., et al. v. Elena Moiseenko and Joseph Flora, in the New York State Supreme Court, Albany County, Index No. 900859/2015 (the “Second New York Action”). These suits allege that, in violation of their respective contractual, statutory and common law obligations to us, defendants Public Consulting Group, Inc. (“PCG”), Joseph Flora and former HMS employees Gambino, Ramos, Arendt, Curtin, Lange and Moiseenko unlawfully misappropriated our confidential, proprietary and trade secret information and committed other wrong doing. Flora is a former Director of the Bureau of Third-Party Liability at the New York State Office of the Medicaid Inspector General (“OMIG”) who was subsequently hired as a so-called consultant by PCG and provided an unredacted copy of our third-party liability (“TPL”) contract, containing our confidential information, to PCG while being paid as a so-called consultant by PCG. The lawsuits seek damages and injunctive relief and assert causes of action including breach of contract, breach of fiduciary duty and misappropriation of trade secrets. Through discovery and forensic investigation in the lawsuits, we uncovered the wrongful destruction of evidence by one or more defendants and sought judicial relief in the New York Action against those defendants. On May 19, 2015, the New York court concluded that defendants Curtin and Lange engaged in egregious misconduct and issued an order granting our motion for spoliation of evidence, which ordered that Curtin and Lange repay our associated attorneys’ fees and costs without reimbursement by defendant PCG and that Lange was reported to the New York State Bar Association for professional misconduct. After a motion from Curtin and Lange seeking reargument, the New York court amended its May 19, 2015 order to allow Curtin and Lange to seek reimbursement or indemnification of the awarded attorneys’ fees and costs from PCG. We are seeking reimbursement of approximately $0.45 million from Curtin and Lange pursuant to the court’s sanction order.

We also have sought injunctions in both the Texas and New York Actions. On July 10, 2015, the court in the Texas Action issued an order granting a temporary injunction against PCG, Gambino and Ramos. The Texas court found that we had proved the existence of unlawful conduct and had demonstrated a probable right to recovery at trial regarding our claims against PCG, Gambino and Ramos, including claims involving the misappropriation of our confidential, proprietary and trade secret information and the improper solicitation of our employees in violation of our agreements with PCG. The Texas court further found that an injunction was necessary to avoid imminent and irreparable harm to us. As such, the Texas court entered a temporary injunction that enjoined, in pertinent part: (i) PCG from accessing or using any of our confidential or proprietary information, including, but not limited to, in order to solicit, divert or take away the TPL business of any State Medicaid or other healthcare agency; (ii) PCG from using the services of Curtin or Lange (who are defendants in the New York Action as discussed herein) to solicit, review, prepare or submit proposals for, or to in any way provide services related to TPL for PCG; (iii) PCG from using certain of its prior Request for Proposal (“RFP”) responses that contain or were prepared using our confidential information in its preparation of any future PCG TPL response; (iv) Gambino and Ramos from using any of our confidential information or from developing, assisting or advising on PCG TPL proposals for our customer RFPs; and (v) PCG from soliciting any of our employees except as may be permitted under prior agreements between us and PCG (the “Texas Injunction”). The Texas Injunction was ordered to remain in place through the time of trial in the Texas Action, which the court has initially set for March 2016. As a condition to obtaining the Texas Injunction, we were required to post a surety bond in the amount of $0.5 million. On August 3, 2015, we filed an appeal of the Texas Injunction to, among other things, expand upon the relief the trial court awarded to include an injunction against PCG’s providing TPL services to State Medicaid agencies through the time of trial. PCG, Gambino and Ramos filed a cross-appeal which we are opposing. On August 14, 2015, PCG filed a counterclaim against us in the Texas Action claiming damages for alleged business disparagement and for tortious interference with an existing contract and prospective business relations. Our answer to PCG’s counterclaim was filed on September 8, 2015 denying the counterclaim. Additionally, on October 6, 2015, PCG moved for partial summary judgment on our claims related to certain PCG TPL proposals. We intend to file a response opposing PCG’s motion.

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

On August 4, 2015, the court in the Second New York Action issued an order to show cause and entered a temporary restraining order against defendants Moiseenko and Flora enjoining them from using, disclosing or otherwise misappropriating our confidential, proprietary and trade secret information pending the court’s final determination of our motion for a preliminary injunction in this matter, which is still pending. This Action, along with the Texas and New York Actions, continue in the discovery phase.

As previously disclosed, on July 17, 2015, we received notice that re-procurement of the TPL contract with the New Jersey Department of Human Services had been awarded to PCG. After document production issues are resolved with the New Jersey Department of Human Services, we intend to file a protest with the State of New Jersey Division of Purchase and Property (the “Division”) challenging the contract award to PCG. Pursuant to chapter 12 of the New Jersey Administrative Code, “[i]f the contract award is protested . . . the Division shall not award the contract in question until a final decision is rendered by the Director [of the Division] on the merits of the protest. The Director [of the Division] may award the contract, notwithstanding the receipt of a protest . . . if the failure to award the contract will result in substantial cost to the State or if public exigency so requires. In such event, the Director [of the Division] shall notify all interested parties.” N.J.A.C. 17:12–3.3(c). As previously disclosed in our Current Report on Form 8-K filed with the SEC on October 1, 2015, we entered into a 60-day extension on our current contract through November 29, 2015.

In addition, as previously disclosed in our Current Report on Form 8-K filed with the SEC on August 24, 2015, we received notice that following a competitive re-procurement process, the New York State OMIG had selected us for award of the new Medicaid Third Party Liability Match and Recovery Services contract. On September 23, 2015, PCG filed a protest of the award with the New York Office of the State Comptroller. On October 8, 2015, we filed a response opposing PCG’s protest.

While we believe our legal claims are meritorious, there are inherent uncertainties in any litigation, and there can be no assurances that we will ultimately prevail at trial or with the protests, or that the rulings in these proceedings are or will be adequate to protect our confidential or trade secret information.

Letter of Credit

During the second quarter, the letter of credit was amended (see Note 6). The required balance was reduced from $4.6 million to $3.0 million. The expiration date of the letter of credit is June 30, 2016.

10.          Equity

Repurchases of Shares of Common Stock

On July 30, 2015, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $75 million of our common stock from time to time on the open market or in privately negotiated transactions. The repurchase program is authorized through July 30, 2017, and may be suspended or discontinued at any time. Repurchased shares will be available for use in connection with reissuance under our stock plans and for other corporate purposes. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The timing and amount of any shares repurchased under the program will be determined by our management based on its evaluation of market conditions and other factors. During the current quarter, we repurchased $25 million of our common stock pursuant to this authorization and a 10b5-1 plan.

The summary of our repurchases of our common stock through the date hereof is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program

July 1, 2015 to September 30, 2015	2,652,065	$9.40	2,652,065	$50,000,000

11.          Subsequent Events

In connection with the preparation of these unaudited Consolidated Financial Statements, an evaluation of subsequent events was performed through the date these unaudited Consolidated Financial Statements were issued.

On October 28, 2015, the Compensation Committee of the Board of Directors authorized stock option awards and restricted stock units to be granted on November 11, 2015 to our employees and the non-employee members of our Board of Directors. The stock options and restricted stock units vest over a range of one to four years.

On October 31, 2015, we entered into a separation, waiver and general release agreement (the “Separation Agreement”) with Eugene V. DeFelice, pursuant to which he resigned as Executive Vice President, General Counsel and Secretary, effective November 15, 2015. In exchange for Mr. DeFelice’s commitments under the Separation Agreement, including his commitment to provide post-employment transition and cooperation assistance regarding currently pending litigation and other ongoing legal matters as we reasonably request, extended non-compete and non-solicitation terms, a general release of claims and additional non-disclosure obligations, Mr. DeFelice is entitled to receive (i) up to two years base salary continuation, (ii) up to two times his annual target bonus amount, (iii) the premium costs associated with 18 months of continued group medical insurance coverage and (iv) continued vesting of currently outstanding equity awards under the terms of, and at the regular vesting schedule applicable, under our equity incentive plans and his prior equity incentive awards.

There are no other events that have occurred that would require adjustments to or disclosure in our unaudited Consolidated Financial Statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with a business overview discussion. We then present the critical accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results followed by a discussion of our results of operations. We provide an analysis of our liquidity and capital resources, including discussions of our sources of capital, cash flows and financial commitments and present the effects of recent accounting pronouncements.

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

Our customers are government health agencies, including the Centers for Medicare & Medicaid Services (“CMS”), and commercial health plans, government and private employers, child support agencies and other healthcare payers and sponsors.

As of September 30, 2015, we served CMS, the Veterans Health Administration (“VHA”), 46 state Medicaid programs and the District of Columbia. We also provided services to approximately 240 commercial customers and supported their multiple lines of business, including Medicaid managed care, Medicare Advantage and group and individual health. We also served as a subcontractor for certain business outsourcing and technology firms.

We have grown both organically and through targeted acquisitions. Initially, we provided coordination of benefits services to state Medicaid agencies. When Medicaid began to delegate members to managed care organizations, we began providing similar coordination of benefits services to those plans. We began furnishing payment integrity services in 2007 and have since acquired several businesses to expand our service offerings. In 2009, we began providing cost containment services for Medicare with our acquisition of IntegriGuard, LLC, which is now doing business as our wholly owned subsidiary HMS Federal, providing fraud, waste and abuse analytical services to the Medicare program, VHA and the Department of Defense. In 2009 and 2010, we began providing cost containment services to large self-funded employers through our acquisitions of Verify Solutions, Inc. and Chapman Kelly, Inc. In 2011, we expanded our payment integrity services among federal, state and commercial payers with our acquisition of HealthDataInsights, Inc. (“HDI”). HDI provides improper payment identification services for government and commercial health plans, and is the Medicare RAC in CMS Region D, covering 17 states and three U.S. territories. In December 2012, we extended our workers’ compensation recovery services to commercial health plans through our asset purchase of MedRecovery Management, LLC.

Healthcare Environment

In March 2010, the Patient Protection and Affordable Care Act (“ACA”) was signed into law and in June 2012, the U.S. Supreme Court upheld the constitutionality of the ACA, ruling that the federal government could not condition continued receipt of a state’s existing Medicaid funding on its agreement to implement Medicaid expansion. As of September 30, 2015, 30 states and the District of Columbia have committed to expanding their Medicaid programs and/or have begun to implement Medicaid expansion. Based on CMS National Health Expenditure (“NHE”) Projections for 2014-2024, in 2015, Medicare programs will cover approximately 55 million people and Medicaid/Children’s Health Insurance Program (“CHIP”) programs will cover approximately 76 million people.

As enrollment in these government healthcare programs continues to grow, there is increased pressure on states to contain the growth of state and federal Medicaid spending and to provide more access to healthcare for low-income individuals. According to the CMS NHE Projections for 2014-2024, Medicare programs are projected to spend approximately $646 billion in 2015, an increase of $29 billion compared to the 2014 estimate. In 2015, Medicaid/CHIP programs are projected to spend approximately $560 billion, an increase of $43 billion compared to the 2014 estimate. In response to the budgetary pressure facing the states, the rising cost of care and the number of beneficiaries, the use of managed care arrangements in Medicaid continues to grow. In addition, states are expanding the use of managed care organizations to new regions within the state or are using managed care arrangements to serve beneficiaries with more complex conditions. Of the 31 Medicaid programs that are expanding under the ACA, all but five currently contract in some form with comprehensive managed care organizations to administer benefits to their Medicaid members.

Another result of the ACA is the increasing complexity in determining eligibility, as well as the shifting of members from Medicaid government premium subsidies to the health insurance exchange marketplaces and potentially back to Medicaid due to changes in income.

Customers

In July 2015, in connection with the re-procurement of the third-party liability (“TPL”) services contract with the New Jersey Department of Human Services, we received notice from the State of New Jersey Division of Purchase and Property, Procurement Bureau (the “Division”) of its intent to award the new TPL contract to competitor Public Consulting Group (“PCG”). We intend to file a protest challenging the Division’s award once document production issues have been resolved with the New Jersey Department of Human Services. In accordance with the New Jersey Administrative Code, our current contract was extended for an additional 60 days through November 29, 2015.

As we have previously disclosed, on August 24, 2015, the New York State Office of the Medicaid Inspector General (“OMIG”) provided us notice of an award of the new Medicaid Third Party Liability Match and Recovery Services contract. The award is contingent upon the successful execution of an agreement, which is expected to be for a term of five years, commencing January 7, 2016 through January 6, 2021, with an option to extend the term for two additional one-year periods. Our current contract with the New York State OMIG expires on January 6, 2016. On September 23, 2015, PCG filed a protest with the New York Office of the State Comptroller challenging the award. Our response opposing PCG’s protest was filed on October 8, 2015.

There are risks and uncertainties inherent in legal proceedings and contract award protests, and an unfavorable outcome from such protests, including a failure to overturn an award we are protesting or a successful challenge of a contract award where we are the original awardee, could have a material adverse effect on our financial condition, results of operations and cash flows.

Our Medicare RAC contract with CMS is through our wholly-owned subsidiary HDI. As previously disclosed, in August 2015, CMS initiated discussions with HDI regarding a proposed modification that would extend the term of the existing contract through July 31, 2016 and further allow HDI to invoice for recoupments received and to support the appeal process from August 1, 2016 to January 31, 2018. The proposed modification also provides that HDI would be required to continue to record/set aside an appeal reserve for potential contractual liabilities in the event that overpayment decisions are overturned on appeal. As of the date of this filing, HDI has not yet entered into the modification. On October 16, 2015, CMS announced its intent to issue a new request for proposal for recovery audit services, including those currently performed by HDI, on or about November 1, 2015. We intend to submit a proposal and are currently preparing for the re-procurement process with respect to this contract. The timing and outcome of the new Medicare RAC contract awards continue to remain uncertain.

In connection with the Medicare RAC contract, in August 2014, CMS announced it would settle with hospitals willing to withdraw inpatient status claims currently pending in the appeals process by offering to pay hospitals 68% for all eligible claims they had billed to Medicare. In June 2015, CMS notified HDI that CMS has determined that Medicare RACs, including HDI, would be entitled only to the contract contingency fee on the settled amounts of the claims, or 32% of the original inpatient claim amounts, and that based on the initial lists of finalized settlements, HDI shall pay back to CMS approximately $28.6 million due to adjustments in RAC contingency fees. CMS further advised that as the hospital settlement project continues, additional settlement lists will be matched to RAC claims which may result in updated amounts on those previously provided. During our initial analysis of the backup data that CMS has provided, we have identified a number of errors in settled claims and recognize that other data may be inaccurate and may also be incomplete. While there are uncertainties in any dispute resolution and results cannot be guaranteed, HDI has previously advised CMS that it disagrees with CMS’ interpretation of the contract. HDI accrues an estimated liability for appeals based on the amount of fees that are subject to appeals, closures or other adjustments, which we estimate are probable of being returned to providers following a successful appeal. We similarly accrue an allowance against accounts receivables related to fees yet to be collected. A portion of our reserve for estimated liability for appeals recorded as of September 30, 2015 may apply to this population. While we intend to continue our analysis and discussions with CMS regarding CMS’ determination, which includes requesting additional support and accurate backup documentation for specific audits, there could be a material negative impact on our financial condition, results of operations and cash flows to the extent that (i) any final determination of amounts owed by HDI to CMS under the current Medicare RAC contract materially exceeds our accrued reserves for such appeals, (ii) HDI is required to return certain fees which have been paid or (iii) HDI’s ability to collect fees for audits already performed is affected.

Under CMS Rule 1599-F, Hospital Inpatient Admission Order and Certification and Two Midnight Benchmark for Inpatient Hospital Admissions for the Fiscal Year 2014 Inpatient Prospective Payment System / Long-Term Care Hospital (the “Two Midnight Rule”), CMS redefined the requirements for an inpatient stay with a new formal time-based standard. The Two Midnight Rule, effective October 2013, initially stated that surgical procedures, diagnostic tests and other treatments (in addition to services designated as inpatient-only), are generally appropriate for inpatient hospital admission and payment under Medicare Part A when a physician (i) expects the beneficiary to require a stay that crosses at least two midnights and (ii) admits the beneficiary to the hospital based upon that expectation. As part of the Rule’s implementation, CMS first suspended the Medicare RACs’ review of inpatient hospital claims paid between October 1, 2013 and September 30, 2014 to determine whether the inpatient hospital admission and patient status was appropriate. In accordance with the passage of certain legislative acts, CMS subsequently extended the delay of the Rule’s enforcement and Medicare RAC review of Two Midnight Rule claims through September 30, 2015. On August 12, 2015, CMS further extended a partial enforcement delay through December 31, 2015.

On October 30, 2015, as part of CMS’ final outpatient payment rule, Calendar Year (CY) 2016 Hospital Outpatient Prospective Payment System, CMS released updates to the Two Midnight Rule that provide, among other things, that inpatient admissions where a physician expects the patient to need less than two midnights would be payable under Medicare Part A on a case-by-case basis as determined by the physician responsible for such patient’s care and that the medical record must include documentation supporting inpatient stay was necessary. In addition, CMS further announced that initial medical reviews of short inpatient stays would be conducted by Quality Improvement Organizations (“QIOs”) rather than by Medicare Administrative Contractors (“MACs”) or Medicare RACs. CMS indicated that the recovery audit program would instead focus on conducting reviews of hospitals with consistently high denial rates. CMS also clarified that beginning in January 2016, Medicare RACs would conduct patient status reviews only for providers referred by QIOs.

These reviews have historically been a significant finding for the recovery audit program; as a result, the Two Midnight Rule, including the recently proposed changes to the Rule, and the continued suspension of these reviews by the Medicare RACs could continue to have a material impact on our future revenue if HDI is awarded a new Medicare RAC contract, depending upon, among other factors, how the Two Midnight Rule is applied by providers, the review strategies ultimately approved by CMS and the ramifications of the shift in enforcement responsibility of the Rule from MACs and Medicare RACs to QIOs.

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

SUMMARY OF OPERATING RESULTS

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The following table sets forth, for the periods indicated, certain items in our unaudited Consolidated Statements of Comprehensive Income expressed as a percentage of revenue:

	Three months ended September 30,
	2015	2014
Revenue	100.0%	100.0%
Cost of services:
Compensation	35.7	37.2
Data processing	8.5	8.6
Occupancy	3.5	3.9
Direct project costs	11.7	8.7
Other operating costs	5.6	6.0
Amortization of acquisition related software and intangible assets	5.9	6.4
Total cost of services	70.9	70.8
Selling, general and administrative expenses	18.1	17.0
Total operating expenses	89.0	87.8
Operating income	11.0	12.2
Interest expense	1.6	(1.7)
Interest income	0.0	0.0
Income before income taxes	9.4	10.5
Income taxes	3.6	4.4
Net income and comprehensive income	5.8%	6.1%

Revenue for the three months ended September 30, 2015 was $118.4 million, an increase of $4.6 million, or 4.0%, compared to revenue of $113.8 million for the three months ended September 30, 2014. This increase resulted from a $6.4 million increase in revenue generated from new customers and a $3.2 million increase in revenue from the Medicare RAC contract.  For the three months ended September 30, 2015, these increases were partially offset by a $2.7 million decrease related to changes in the yield and scope of projects from existing customers and differences in the timing of when customer projects were completed in the current quarter compared to the same quarter in the prior year and a $2.3 million decrease related to contract expirations.

Compensation expense as a percentage of revenue was 35.7% for the three months ended September 30, 2015, compared to 37.2% for the three months ended September 30, 2014. Compensation expense was $42.3 million for the current quarter, a decrease of $0.1 million, or 0.2%, compared to compensation expense of $42.4 million for the same quarter in the prior year. This decrease reflects a $1.2 million decrease in fringe benefits expense partially offset by an increase in variable compensation of $1.1 million. During the three months ended September 30, 2015, we averaged 1,977 employees, a 7.0% decrease compared to our average of 2,126 employees during the quarter ended September 30, 2014. The reduction in headcount is related to Medicare RAC support warranted from a business point of view by the reduction in that contract and various other reductions related to employee terminations in the prior and the current fiscal year.

Data processing expense as a percentage of revenue was 8.5% for the three months ended September 30, 2015, compared to 8.6% for the three months ended September 30, 2014. Data processing expense was $10.0 million for the current quarter, an increase of $0.2 million, or 2.0%, compared to data processing expense of $9.8 million for the same quarter in the prior year. Continuous improvements to our technology infrastructure and developments in transaction processing resulted in higher expenses in the current quarter. This increase largely reflects additional software costs of $0.5 million primarily related to software maintenance expenses partially offset by a $0.6 million decrease in hardware related costs primarily due to depreciation expense.

Occupancy expense as a percentage of revenue was 3.5% for the three months ended September 30, 2015, compared to 3.9% for the three months ended September 30, 2014. Occupancy expense was $4.2 million for the three months ended September 30, 2015, compared to $4.5 million for the three months ended September 30, 2014. This decrease is a result of additional unoccupied office space due to the reduced headcount of operations personnel. Beginning in fiscal year 2015, the cost of unoccupied office space in any of our locations is classified as a selling, general and administrative expense.

Direct project expense as a percentage of revenue was 11.7% for the three months ended September 30, 2015, compared to 8.7% for the three months ended September 30, 2014. Direct project expense for the current quarter was $13.9 million, an increase of $4.0 million, or 40.4%, compared to direct project expense of $9.9 million for the same quarter in the prior year. This increase is primarily a result of a $1.3 million increase in medical charts expense and a $1.2 million increase in subcontractor fees to help augment resources based on volume fluctuations.

Other operating costs as a percentage of revenue were 5.6% for the three months ended September 30, 2015, compared to 6.0% for the three months ended September 30, 2014. Other operating costs for the current quarter were $6.6 million, a decrease of $0.2 million, or 2.9%, compared to other operating costs of $6.8 million for the same quarter in the prior year. The decrease primarily resulted from decreases in travel expenses and employee relocation expenses.   Increases of $1.6 million for subcontractor and consulting expenses were offset by decreases of $1.0 million for temporary staffing expenses and $0.6 million for printing and supplies expenses.

Amortization of acquisition-related software and intangible assets as a percentage of revenue was 5.9% for the three months ended September 30, 2015, compared to 6.4% for the three months ended September 30, 2014. Amortization of acquisition-related software and intangible assets for the current quarter was $7.0 million, compared to amortization expense of $7.2 million for the same quarter in the prior year. This expense consists primarily of amortization of customer relationships, trade names and software. This decrease primarily resulted from certain of our intangible assets becoming fully amortized in the prior fiscal year.

Selling, general and administrative expense as a percentage of revenue was 18.1% for the three months ended September 30, 2015 compared to 17.0% for the three months ended September 30, 2014. Selling, general and administrative expense for the current quarter was $21.4 million, an increase of $2.1 million, or 10.9%, compared to $19.3 million for the same quarter in the prior year. This increase resulted largely from a $2.3 million increase in compensation expense, consisting primarily of fringe benefits and salary expense. Other expenses decreased by $0.2 million primarily as a result of a $1.2 million decrease in legal expenses, which was partially offset by a $1.0 million increase in professional fees, including accounting and consulting fees and temporary staffing. During the three months ended September 30, 2015, we averaged 218 corporate employees in the sales, general and administrative group, a 2.2% decrease compared to our average of 223 corporate employees in that group during the same quarter in the prior year.

Operating income for the three months ended September 30, 2015 was $13.0 million, a decrease of $0.9 million, or 6.5%, compared to operating income of $13.9 million for the three months ended September 30, 2014.

Interest expense was $1.9 million and $2.0 million for the three months ended September 30, 2015 and 2014, respectively. Interest expense represents borrowings under our revolving credit facility, amortization of deferred financing costs, commitment fees for our revolving credit facility and issuance fees for our letter of credit. Interest income was $11,000 for both the current quarter and the same quarter in the prior year, respectively.

We recorded income tax expense of $4.2 million for the three months ended September 30, 2015, compared to income tax expense of $5.0 million for the three months ended September 30, 2014, a decrease of $0.8 million. Income before income taxes decreased $0.9 million for the current quarter compared to income before income taxes for the same quarter in the prior year. Our effective tax rate decreased to 38.1% for the current quarter from 42.0% for the same quarter in the prior year, primarily due to changes in state apportionments and permanent differences. The principal difference between the statutory rate and our effective rate are state taxes and permanent differences.

Net income and comprehensive income of $6.9 million for the three months ended September 30, 2015 represents a $0.1 million decrease compared to net income and comprehensive income for the three months ended September 30, 2014 of $7.0 million. This is primarily due to a $0.9 million decrease in operating income offset by a $0.8 million decrease in income taxes.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following table sets forth, for the periods indicated, certain items in our unaudited Consolidated Statements of Comprehensive Income expressed as a percentage of revenue:

	Nine months ended September 30,
	2015	2014
Revenue	100.0%	100.0%
Cost of services:
Compensation	36.8	39.9
Data processing	8.8	8.8
Occupancy	3.5	4.0
Direct project costs	11.0	8.3
Other operating costs	5.9	5.5
Amortization of acquisition related software and intangible assets	6.1	6.5
Total cost of services	72.1	73.0
Selling, general and administrative expenses	18.4	16.6
Total operating expenses	90.5	89.6
Operating income	9.5	10.4
Interest expense	(1.7)	(1.9)
Interest income	0.0	0.0
Income before income taxes	7.8	8.5
Income taxes	3.2	3.6
Net income and comprehensive income	4.6%	4.9%

Revenue for the nine months ended September 30, 2015 was $345.7 million, an increase of $14.6 million, or 4.4%, compared to revenue of $331.1 million for the nine months ended September 30, 2014. This increase resulted from a $19.3 million increase in revenue related to changes in the yield and scope of projects from existing customers and differences in the timing of when customer projects were completed in the current quarter compared to the same quarter in the prior year. For the nine months ended September 30, 2015, an additional $13.8 million in revenue was generated from new customers. These increases were offset by a $10.1 million decrease related to contract expirations and an $8.4 million decrease related to the reduction in revenue from the Medicare RAC contract.

Compensation expense as a percentage of revenue was 36.8% for the nine months ended September 30, 2015, compared to 39.9% for the nine months ended September 30, 2014. Compensation expense for the current period was $127.4 million, a decrease of $5.0 million, or 3.8%, compared to compensation expense of $132.4 million for the same period in the prior year. The decrease in compensation expense relates to a $4.0 million decrease in salary expense, a $0.6 million decrease in severance expense, and a $1.6 million decrease in employee benefits expense and payroll taxes, partially offset by an increase in variable compensation of $1.1 million. During the nine months ended September 30, 2015, we averaged 1,992 employees, a 9.3% decrease compared to our average of 2,196 employees during the nine months ended September 30, 2014. The reduction in headcount is related to efficiencies in labor achieved, work performed by subcontractors, reductions related to Medicare RAC support warranted from a business point of view by the reduction in that contract, and various other reductions related to employee terminations in the prior and the current fiscal year.

Data processing expense as a percentage of revenue was 8.8% for both the nine months ended September 30, 2015 and September 30, 2014. Data processing expense was $30.5 million for the current period, an increase of $1.3 million, or 4.5%, compared to data processing expense of $29.2 million for the same period in the prior year. This increase reflects additional software costs of $1.6 million primarily related to software maintenance expenses and additional data costs of $1.0 million, partially offset by a $1.3 million decrease in hardware expenses, primarily depreciation.

Occupancy expense as a percentage of revenue was 3.5% for the nine months ended September 30, 2015, compared to 4.0% for the nine months ended September 30, 2014. Occupancy expense was $12.0 million for the current period, a decrease of approximately $1.1 million, or 8.4%, compared to occupancy expense of $13.1 million for the same period in the prior year. Due to headcount reductions, a smaller proportion of our office space is occupied by operations personnel. Beginning in fiscal year 2015, the cost of unoccupied office space in any of our locations is reflected within Selling, general and administrative expense.

Direct project expense as a percentage of revenue was 11.0% for the nine months ended September 30, 2015, compared to 8.3% for the nine months ended September 30, 2014. Direct project expense for the current period was $38.0 million, an increase of $10.5 million, or 38.2%, compared to direct project expense of $27.5 million for the same period in the prior year. This increase primarily resulted from additional subcontractor fees of $5.8 million augmenting resources based on volume fluctuations and $2.5 million in medical charts expense.

Other operating costs as a percentage of revenue were 5.9% for the nine months ended September 30, 2015, compared to 5.5% for the nine months ended September 30, 2014. Other operating costs for the current period were $20.4 million, an increase of $2.2 million, or 12.1%, compared to other operating costs of $18.2 million for the same period in the prior year. This increase primarily resulted from a $1.6 million increase in temporary personnel and consulting expense primarily in the areas of IT support for innovation initiatives, data onboarding development and program integrity support and a $2.3 million increase in subcontracting fees. These increases were partially offset by a decline of $1.1 million in printing and postage expense.

Amortization of acquisition-related software and intangible assets as a percentage of revenue was 6.1% for the nine months ended September 30, 2015, compared to 6.5% for the nine months ended September 30, 2014. Amortization of acquisition-related software and intangible assets for the current period was $21.1 million, compared to amortization expense of $21.5 million for the same period in the prior year. This expense consists primarily of amortization of customer relationships, trade names and software. The decrease relates to the full amortization of intangibles from prior acquisitions during the prior year period.

Selling, general and administrative expense as a percentage of revenue was 18.4% for the nine months ended September 30, 2015 compared to 16.6% for the nine months ended September 30, 2014. Selling, general and administrative expense for the current period was $63.6 million, an $8.8 million, or 16.1%, increase compared to $54.8 million for the same period in the prior year. This increase resulted from a $4.3 million increase in consulting, legal, temporary help and other professional expenses, a $3.8 million increase in compensation expense and a $1.5 million increase in occupancy expense. These increases were partially offset by a $0.8 million decrease in data processing expense, primarily related to software expenses. During the nine months ended September 30, 2015, we averaged 221 corporate employees in the sales, general and administrative group, a 1.4% increase compared to our average of 218 corporate employees in that group during the same period ended September 30, 2014.

Operating income for the nine months ended September 30, 2015 was $32.7 million, a decrease of $1.6 million, or 4.7%, compared to operating income of $34.3 million for the nine months ended September 30, 2014.

Interest expense was $5.8 million for the nine months ended September 30, 2015, compared to $6.0 million for the nine months ended September 30, 2014. The decline represents a decrease in interest expense on our credit facility arising from a principal payment made in the prior year period.

Interest income was $34,000 for the nine months ended September 30, 2015, compared to interest income of $47,000 for the nine months ended September 30, 2014.

We recorded income tax expense of $11.1 million for the nine months ended September 30, 2015, compared to income tax expense of $12.0 million for the nine months ended September 30, 2014, a decrease of $0.9 million. Income before income taxes decreased $1.4 million for the nine months ended September 30, 2015 compared to income before income taxes for the same period in the prior year. Our effective tax rate decreased to 41.3% for the nine months ended September 30, 2015 from 42.4% for the same period in the prior year, primarily due to changes in state apportionments and permanent differences. The principal difference between the statutory rate and our effective rate are state taxes and permanent differences.

We reported net income and comprehensive income of $15.8 million for the nine months ended September 30, 2015, a decrease of $0.5 million or 3.1% compared to $16.3 million for the nine months ended September 30, 2014. The decrease of $0.5 million is primarily due to the decrease in operating income of $1.6 million offset by a decrease in income taxes of $0.9 million.

Off-Balance Sheet Arrangements

Other than the letter of credit, we do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

The following tables, which should be read in conjunction with our unaudited Consolidated Statements of Cash Flows, represent the cash and cash equivalents and working capital at September 30, 2015 and December 31, 2014, respectively, and a summary of our cash flows as of September 30, 2015 and 2014, respectively:

(in thousands)	September 30, 2015	December 31, 2014

Cash and cash equivalents	$144,804	$133,116
Working capital	$255,098	$226,271

A summary of our cash flows is as follows:

	Nine months ended September 30,
(in thousands)	2015	2014

Net cash provided by operating activities	$40,453	$79,795
Net cash used in investing activities	(7,888)	(19,320)
Net cash used in financing activities	(20,877)	(33,648)
Net increase in cash and cash equivalents	$11,688	$26,827

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

We rely on operating cash flows and cash and cash equivalent balances to provide for our liquidity requirements. We believe that we have the ability to obtain both short-term and long-term loans to meet our financing needs for the foreseeable future. Due to our significant cash flows, access to capital markets and availability of our revolving credit facility under the 2013 Credit Agreement, we believe that we have the ability to meet our liquidity needs for the foreseeable future, which include:

•                  the working capital requirements of our operations;

•                  investments in our business;

•                  business development activities; and

•                  repayment of our revolving credit facility under our 2013 Credit Agreement.

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2015 was $40.5 million, a decrease of $39.3 million as compared to net cash provided by operating activities of $79.8 million for the nine months ended September 30, 2014.

The results of cash provided by operating activities for the adjustment of non-cash items reflected cash inflows of $55.6 million for the current period as compared to a contribution of cash inflows of $50.5 million for the same period in the prior year. The $5.1 million increase primarily resulted from a decrease in the allowance for doubtful accounts principally related to the reduction in revenue from the Medicare RAC contract. Changes in working capital resulted in cash outflows of $15.2 million, primarily as a result of a $24.0 million use of cash in accounts receivable and an $8.2 million use of cash in accounts payable, accrued expenses and other liabilities. These changes were partially offset by a $5.0 million source of cash in estimated liability for appeals and a $4.2 million source of cash in income taxes payable.

For the nine months ended September 30, 2015, revenue was $345.7 million, an increase of $14.6 million compared to revenue of $331.1 million for the nine months ended September 30, 2014. The number of Day Sales Outstanding (“DSO”) as of September 30, 2015 decreased by 2 days to 132 days as compared to 134 days as of September 30, 2014 and increased by 6 days as compared to 126 days as of December 31, 2014. The increase in DSOs since year end was primarily driven by an increase in accounts receivable due to processing delays with one large government customer. A significant portion of the accounts receivable balance outstanding associated with the large government customer, which accounted for 3 days of the increase over year end, was subsequently received in the fourth quarter of 2015.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 was $7.9 million, an $11.4 million decrease compared to net cash used in investing activities of $19.3 million for the nine months ended September 30, 2014. The decrease primarily relates to a $10.7 million decrease in purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2015 was $20.9 million, a $12.7 million decrease from net cash used in financing activities of $33.6 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2014, $35.0 million in payments were made toward the principal outstanding on our revolving credit facility. During the nine months ended September 30, 2015, the Company purchased 2,652,065 of our shares at an average price of $9.40 per share representing $25 million of our common stock pursuant to an authorized share repurchase program as more fully described in Note 10, “Equity” to our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

See “Recently Issued Accounting Pronouncements” in Note 2 of the Notes to the unaudited Consolidated Financial Statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2015, we were not a party to any derivative financial instruments. We conduct all of our business in U.S. currency and hence do not have direct foreign currency risk. We are exposed to changes in interest rates, primarily with respect to our revolving credit facility under our 2013 Credit Agreement. If the effective interest rate for all of our variable rate debt were to increase by 100 basis points (1%), our annual interest expense would increase by a maximum of $2.0 million based on our debt balances at September 30, 2015. Further, we currently invest substantially all of our excess cash in short-term investments, primarily money market accounts, where returns effectively reflect current interest rates. As a result market interest rate changes may impact our interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of borrowings or excess cash balances. We do not consider this risk to be material. We manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

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

As required by Rule 13a-15(b) under the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of

September 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time, we may be subject to investigations, legal proceedings and other disputes arising in the ordinary course of our business, including but not limited to regulatory audits, billing and contractual disputes and employment-related matters. We record accruals for outstanding legal matters when we believe it is probable that a loss will be incurred and the amount can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. If a loss contingency is not both probable and estimable, we do not establish an accrued liability. We believe that none of our accruals for outstanding legal matters are material in the aggregate to our financial position.

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

Kern Health Systems: In August 2011, in the Superior Court of the State of California, County of Los Angeles, Kern Health Systems (“KHS” or “Plaintiff”) sought to recover in excess of $7.0 million exclusive of interest, attorneys’ fees and costs, against Allied Management Group Special Investigation Unit, Inc. (“AMG”), Dennis Demetre and Lori Lewis (collectively, “Defendants”), jointly and severally, on causes of action for breach of contract, professional negligence, intentional misrepresentation, negligent misrepresentation and unfair business practices under the California Business and Professions Code. On June 9, 2014, the jury issued its verdict in favor of all Defendants, and against KHS, on all causes of action except negligent misrepresentation. On that cause of action, the jury issued a verdict against all Defendants, jointly and severally, in the sum of $1.38 million. The negligent misrepresentation verdict was based on representations to KHS allegedly made by AMG and former owner Dennis Demetre in the spring of 2008, prior to our acquisition of AMG. We believe that the jury erroneously awarded damages based on an error inasmuch as the jury unanimously found that Defendants (through Demetre) made the negligent misrepresentation to KHS while having reasonable grounds for believing the representation to be true. Based on the jury’s verdict, we believe we are properly characterized as the prevailing party on the breach of contract claim. AMG has filed an appeal of the verdict and is seeking to recover its attorneys’ fees and costs in the sum of approximately $2.3 million. We have not recorded an obligation on this matter at this time, as we have appealed this decision and believe it is probable that we will prevail on the appeal of this matter, although there are risks and uncertainties related to any litigation, including appeals, and neither we nor our counsel can assure litigation results. Pending the appeal process, we were required to obtain a surety bond in the amount of 150% of the final judgment amount, or approximately $2.2 million, which was collateralized by a cash deposit and is reflected in Other current assets on our unaudited Consolidated Balance Sheet at September 30, 2015.

Dennis Demetre and Lori Lewis: In July 2012, two of AMG’s former owners, Dennis Demetre and Lori Lewis (the “Plaintiffs”), filed an action in the Supreme Court of the State of New York, claiming an undetermined amount of damages alleging that various actions unlawfully deprived the Plaintiffs of the acquisition earn-out portion of the purchase price of AMG under the applicable Stock Purchase Agreement (the “SPA”) and that we had breached certain contractual provisions under the SPA. The Plaintiffs filed a second amended complaint with two causes of action for breach of contract and one cause of action for breach of implied covenant of good faith and fair dealing. Although the Plaintiffs have also alleged an action based on fraud, the court dismissed that claim and further denied their subsequent appeal to resurrect the dismissed claim. We filed a counterclaim for breach of contract arising out of the Plaintiffs’ failure to indemnify us for costs, including attorneys’ fees arising out of our defense of the Kern Health Systems matter described above and for fraud and negligent misrepresentation arising out of the Plaintiffs’ misrepresentations concerning capabilities of their software platform. On July 13, 2015, the court granted in part and denied in part the Plaintiffs’ motion to dismiss our counterclaims, allowing our counterclaim for breach of contract to proceed but dismissing our counterclaims for fraud and negligent misrepresentation. This case continues in the discovery phase. We believe we have a meritorious defense and will continue to defend this matter vigorously, although there are risks and uncertainties related to any litigation.

Restrictive Covenants, Trade Secret, Contract and other Causes of Action in Texas and New York: We are the plaintiff in lawsuits filed in August 2014, entitled HMS Holdings Corp., et al. v. Public Consulting Group, Inc., James Gambino and Jason Ramos, in the District Court of Dallas County, Texas, Cause No. DC-14-09047 (the “Texas Action”), and HMS Holdings Corp., et al. v. Matthew Arendt, Sean Curtin and Danielle Lange, in the New York State Supreme Court, Albany County, Index No. A00754/2014 (the “New York Action”). In July 2015, we filed a third lawsuit, entitled HMS Holdings Corp., et al. v. Elena Moiseenko and Joseph Flora, in the New York State Supreme Court, Albany County , Index No. 900859/2015 (the “Second New York Action”). These suits allege that, in violation of their respective contractual, statutory and common law obligations to us, defendants PCG, Joseph Flora and former HMS employees Gambino, Ramos, Arendt, Curtin, Lange and Moiseenko unlawfully misappropriated our confidential, proprietary and trade secret information and committed other wrong doing. Flora is a former Director of the Bureau of Third-Party Liability at the New York State OMIG who was subsequently hired as a so-called consultant by PCG and provided an unredacted copy of our TPL contract, containing our confidential information, to PCG while being paid as a so-called consultant by PCG. The lawsuits seek damages and injunctive relief and assert causes of action including breach of contract, breach of fiduciary duty and misappropriation of trade secrets. Through discovery and forensic investigation in the lawsuits, we uncovered the wrongful destruction of evidence by one or more defendants and sought judicial relief in the New York Action against those defendants. On May 19, 2015, the New York court concluded that defendants Curtin and Lange engaged in egregious misconduct and issued an order granting our motion for spoliation of evidence, which ordered that Curtin and Lange repay our associated attorneys’ fees and costs without reimbursement by defendant PCG and that Lange was reported to the New York State Bar Association for professional misconduct. After a motion from Curtin and Lange seeking reargument, the New York court amended its May 19, 2015 order to allow Curtin and Lange to seek reimbursement or indemnification of the awarded attorneys’ fees and costs from PCG. We are seeking reimbursement of approximately $0.45 million from Curtin and Lange pursuant to the court’s sanction order.

We also have sought injunctions in both the Texas and New York Actions. On July 10, 2015, the court in the Texas Action issued an order granting a temporary injunction against PCG, Gambino and Ramos. The Texas court found that we had proved the existence of unlawful conduct and had demonstrated a probable right to recovery at trial regarding our claims against PCG, Gambino and Ramos, including claims involving the misappropriation of our confidential, proprietary and trade secret information and the improper solicitation of our employees in violation of our agreements with PCG. The Texas court further found that an injunction was necessary to avoid imminent and irreparable harm to us. As such, the Texas court entered a temporary injunction that enjoined, in pertinent part: (i) PCG from accessing or using any of our confidential or proprietary information, including, but not limited to, in order to solicit, divert or take away the TPL business of any State Medicaid or other healthcare agency; (ii) PCG from using the services of Curtin or Lange (who are defendants in the New York Action as discussed herein) to solicit, review, prepare or submit proposals for, or to in any way provide services related to TPL for PCG; (iii) PCG from using certain of its prior Request for Proposal (“RFP”) responses that contain or were prepared using our confidential information in its preparation of any future PCG TPL response; (iv) Gambino and Ramos from using any of our confidential information or from developing, assisting or advising on PCG TPL proposals for our customer RFPs; and (v) PCG from soliciting any of our employees except as may be permitted under prior agreements between us and PCG (the “Texas Injunction”). The Texas Injunction was ordered to remain in place through the time of trial in the Texas Action, which the court has initially set for March 2016. As a condition to obtaining the Texas Injunction, we were required to post a surety bond in the amount of $0.5 million. On August 3, 2015, we filed an appeal of the Texas Injunction to, among other things, expand upon the relief the trial court awarded to include an injunction against PCG’s providing TPL services to State Medicaid agencies through the time of trial. PCG, Gambino and Ramos filed a cross-appeal which we are opposing. On August 14, 2015, PCG filed a counterclaim against us in the Texas Action claiming damages for alleged business disparagement and for tortious interference with an existing contract and prospective business relations. Our answer to PCG’s counterclaim was filed on September 8, 2015 denying the counterclaim. Additionally, on October 6, 2015, PCG moved for partial summary judgment on our claims related to certain PCG TPL proposals. We intend to file a response opposing PCG’s motion.

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

On August 4, 2015, the court in the Second New York Action issued an order to show cause and entered a temporary restraining order against defendants Moiseenko and Flora enjoining them from using, disclosing or otherwise misappropriating our confidential, proprietary and trade secret information pending the court’s final determination of our motion for a preliminary injunction in this matter, which is still pending. This Action, along with the Texas and New York Actions, continue in the discovery phase.

As previously disclosed, on July 17, 2015, we received notice that re-procurement of the TPL contract with the New Jersey Department of Human Services had been awarded to PCG. After document production issues are resolved with the New Jersey Department of Human Services, we intend to file a protest with the State of New Jersey Division of Purchase and Property (the “Division”) challenging the contract award to PCG. Pursuant to chapter 12 of the New Jersey Administrative Code, “[i]f the contract award is protested . . . the Division shall not award the contract in question until a final decision is rendered by the Director [of the Division] on the merits of the protest. The Director [of the Division] may award the contract, notwithstanding the receipt of a protest . . . if the failure to award the contract will result in substantial cost to the State or if public exigency so requires. In such event, the Director [of the Division] shall notify all interested parties.” N.J.A.C. 17:12—3.3(c). As previously disclosed in our Current Report on Form 8-K filed with the SEC on October 1, 2015, and as discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we entered into a 60-day extension on our current contract through November 29, 2015.

In addition, as previously disclosed in our Current Report on Form 8-K filed with the SEC on August 24, 2015, and as discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we received notice that following a competitive re-procurement process, the New York State OMIG had selected us for award of the new Medicaid Third Party Liability Match and Recovery Services contract. On September 23, 2015, PCG filed a protest of the award with the New York Office of the State Comptroller.  On October 8, 2015, we filed a response opposing PCG’s protest.

While we believe our legal claims are meritorious, there are inherent uncertainties in any litigation, and there can be no assurances that we will ultimately prevail at trial or with the protests, or that the rulings in these proceedings are or will be adequate to protect our confidential or trade secret information.

Item 1A.   Risk Factors

Risks that could have a negative impact on our business, financial condition, results of operations or cash flows include, without limitation, the risk factors set forth below: (i) variations in our results of operations; (ii) changes in the U.S. healthcare environment and steps we take in anticipation of such changes, including changes in Medicare and Medicaid payments and or reimbursement; (iii) regulatory, budgetary or political actions that affect procurement practices; (iv) our ability to retain customers or the loss of one or more major customers, including through our failure to procure or reprocure a current or future contract or related delays or cancellations, the potential failure to prevail in legal proceedings, including any contract award protest, or the reduction in scope or early termination of one or more of our significant contracts; (v) our ability to effectively manage our growth to execute on our business plans and to achieve our guidance or revenue; (vi) the negative or reduced growth rate of spending on Medicaid/Medicare, simplification of the healthcare payment process or programmatic changes that diminish the scope of benefits; (vii) whether CMS will support the RAC program or cancel or delay future reprocurements, or that the contract terms may be adverse to us, or that CMS may change the RAC program and reduce future fees or the scope, or require repayment of certain prior fees associated with its hospital settlement program due to an interpretation of contract terms by HDI or otherwise; (viii) customer dissatisfaction or early termination of contracts triggering significant costs or liabilities; (ix) the development by competitors of new or superior products or services; (x) the emergence of new competitors, or the development by our customers of in-house capacity to perform the services we offer; (xi) all the risks inherent in the development, introduction, and implementation of new products and services; (xii) our failure to comply with laws and regulations governing health data or to protect such data from theft and misuse; (xiii) our ability to maintain effective information systems and protect them from damage, interruption or breach, or the failure of third parties to comply with, or to timely or effectively implement new transaction and code set standards; (xiv) restrictions on our ability to bid on/perform certain work due to other work we currently perform; (xv) our ability to successfully integrate any acquisitions and the risk that such acquisitions will not result in the anticipated benefits; (xvi) our ability to continue to secure contracts through the competitive bidding process and to accurately predict the cost and time to complete such contracts; (xvii) our compliance with the covenants and obligations under the terms of our revolving credit facility and our ability to generate sufficient cash to cover our interest and principal payments thereunder; (xviii) unanticipated changes in our effective tax rates; (xix) the risk of security breaches of our technology systems and networks; (xx) negative results of government or customer reviews, audits or investigations to verify our compliance with contracts and applicable laws and regulations, and/or the risk of debarment or disqualification from doing business with a federal or state government or related agency; (xxi) the impact of and costs associated with pending or threatened lawsuits, including our ability to prevail on appeals or to recover attorney’s fees or expenses, the success of litigation which is not guaranteed, or claims related to contracts, subcontracts, employment matters or compliance with laws and regulations; (xxii) potential loss of key personnel; (xxiii) our failure to properly remediate any future weaknesses or deficiencies or maintain proper and effective controls; (xxiv) the potential that we are unable to meet our liquidity needs; (xxv) the risk that our efforts to protect intellectual property rights, confidential and proprietary information, or confidential or proprietary information of others in our possession, will not be adequate; and (xxvi) significant fluctuations in our stock price; and (xxvii) other risks identified in our most recent Annual Report on Form 10-K. A more detailed description of our risk factors can be found in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 2, 2015.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Shares of Common Stock

On July 30, 2015, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $75 million of our common stock from time to time on the open market or in privately negotiated transactions. The repurchase program is authorized through July 30, 2017, and may be suspended or discontinued at any time. Repurchased shares will be available for use in connection with reissuance under our stock plans and for other corporate purposes. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The timing and amount of any shares repurchased under the program will be determined by our management based on its evaluation of market conditions and other factors. During the current quarter, we repurchased $25 million of our common stock pursuant to this authorization and a Rule 10b5-1 plan.

The summary of our repurchases of our common stock through the date hereof is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program

July 1, 2015 to September 30, 2015	2,652,065	$9.40	2,652,065	$50,000,000

Item 6.   Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 9, 2015	HMS HOLDINGS CORP.

		By:	/s/ WILLIAM C. LUCIA
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