Form 10-Q
period 2016-03-31
HMS HOLDINGS CORP
filed 2016-05-10
CIK 1196501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 5, 2016, there were approximately 84,155,107 shares of the registrant’s common stock (par value $0.01 per share) outstanding.

HMS HOLDINGS CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2016

Cautionary Statement Regarding Forward-Looking Statements

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

We have tried, wherever possible, to identify such statements by using words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “project,” “seek,” “target,” “will,” “would,” “could,” “should,” and similar expressions and references to guidance, although some forward-looking statement may be expressed differently. In particular, these include statements relating to future actions, business plans, objectives and prospects, future operating or financial performance or results of current and anticipated services, acquisitions and the performance of companies we have acquired, sales efforts, expenses, interest rates, financial results, the outcome of contingencies, such as litigation, and the impact of current, pending and future U.S. healthcare legislation or changes to healthcare spending affecting Medicare, Medicaid or other publicly funded or subsidized health programs.

We cannot guarantee that any forward-looking statement will be realized. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. We caution you, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. These risks and uncertainties include, among other things, negative or reduced growth rate of spending on Medicaid/Medicare; variations in our results of operations; our ability to execute our business plans or growth strategy; development and implementation of new product solutions or new process improvements; the risk that guidance may not be achieved; the nature of investment and acquisition opportunities we are pursuing, and the successful execution or integration of such investments and acquisitions; our failure to comply with applicable laws and regulations governing the conduct of certain electronic health transactions and the confidentiality of individually identifiable health information, such as HIPAA, or to protect such information from theft and misuse; our ability to maintain effective information and technology systems and networks, and to protect them from damage, interruption or breach; our reliance on subcontractors, vendors or other third party providers and sources to perform services; the unexpected reduction in scope or termination of a significant contract; customer dissatisfaction, our non-compliance with contractual provisions or regulatory requirements, or our failure to meet performance standards triggering significant costs or liabilities under our contracts; our ability to continue to secure contracts or favorable contract terms through the competitive bidding process; changes in the U.S. healthcare environment or healthcare financing system and steps we take in anticipation of such changes; pending or threatened litigation; our ability to retain customers or the loss of one or more major customers; the cancellation or delay of procurements or contract implementation due to protests or challenges to government awards; regulatory, budgetary or political actions that affect procurement practices; emergence of new competitors or competitors’ introduction of new or superior products or services; unanticipated changes in our effective tax rates; unfavorable outcomes in legal proceedings, including contract award protests; a failure to protect our intellectual property rights, confidential and proprietary information, or the confidential or proprietary information of others in our possession, despite our efforts; negative results of government or customer reviews, audits or investigations; restrictions on bidding or performing certain work due to perceived conflicts of interests; our cash flows from operations, available cash and ability to generate sufficient cash to cover our interest and principal payments under our credit facility or to borrow or use credit; and the market price of our common stock. These and other risks are discussed under the heading “Risk Factors” in Part I, Item 1A of our 2015 Annual Report on Form 10-K and in other documents we file with the Securities and Exchange Commission.

Any forward-looking statements made by us in this Quarterly Report on Form 10-Q speak only as of the date on which they are made. Factors or events that could cause actual results to differ may emerge from time to time and it is not possible for us to predict all of them. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. You are advised, however, to consult any further disclosures we make on related subjects in our other filings with the Securities and Exchange Commission, including, but not limited to, our Current Reports on Form 8-K.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$143,451	$145,610
Accounts receivable, net of allowance for doubtful accounts of $5,157 and $4,849, and estimated allowance for appeals of $5,348 and $6,614, at March 31, 2016 and December 31, 2015, respectively	165,796	169,146
Prepaid expenses	13,623	11,261
Deferred tax assets	4,226	7,460
Other current assets	2,723	3,051
Total current assets	329,819	336,528
Property and equipment, net	91,841	96,551
Goodwill	361,468	361,468
Intangible assets, net	49,265	54,308
Deferred financing costs, net	4,352	4,873
Other assets	4,278	4,329
Total assets	$841,023	$858,057

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$34,402	$51,661
Estimated liability for appeals	30,613	33,078
Income taxes payable	274	3,873
Total current liabilities	65,289	88,612
Long-term liabilities:
Revolving credit facility	197,796	197,796
Deferred tax liabilities	37,147	38,421
Deferred rent	5,901	6,006
Other liabilities	3,006	2,520
Total long-term liabilities	243,850	244,743
Total liabilities	309,139	333,355
Commitments and contingencies (Note 11)
Shareholders' equity:
Preferred stock -- $0.01 par value; 5,000,000 shares authorized; none issued	-	-
Common stock -- $0.01 par value; 175,000,000 shares authorized; 95,406,154 shares issued and 84,132,408 shares outstanding at March 31, 2016; 95,263,461 shares issued and 83,989,715 shares outstanding at December 31, 2015	954	952
Capital in excess of par value	332,910	330,290
Retained earnings	293,034	288,474
Treasury stock, at cost: 11,273,746 shares at March 31, 2016 and December 31, 2015	(95,014)	(95,014)

Total shareholders' equity	531,884	524,702

Total liabilities and shareholders' equity	$841,023	$858,057

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$119,763	$110,324
Cost of services:
Compensation	46,401	44,067
Data processing	9,624	10,045
Occupancy	3,627	4,007
Direct project expenses	14,483	10,478
Other operating expenses	5,776	6,738
Amortization of acquisition related software and intangible assets	7,013	7,047
Total cost of services	86,924	82,382
Selling, general and administrative expenses	22,930	19,961
Total operating expenses	109,854	102,343
Operating income	9,909	7,981
Interest expense	(2,091)	(1,954)
Interest income	47	11
Income before income taxes	7,865	6,038
Income taxes	3,305	2,516
Net income	$4,560	$3,522

Basic income per common share:
Net income per common share -- basic	$0.05	$0.04
Diluted income per common share:
Net income per common share -- diluted	$0.05	$0.04
Weighted average shares:
Basic	84,033	88,246
Diluted	84,479	88,624

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock				Treasury Stock

	# of Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	# of Shares	Amount	Total Shareholders' Equity
Balance at December 31, 2015	95,263,461	$952	$330,290	$288,474	11,273,746	$(95,014)	$524,702
Net income	-	-	-	4,560	-	-	4,560
Stock-based compensation expense	-	-	4,240	-	-	-	4,240
Exercise of stock options	9,975	-	26	-	-	-	26
Vesting of restricted stock units, net of shares withheld for employee tax	132,718	2	(1,004)	-	-	-	(1,002)
Excess tax benefit from exercise of stock options	-	-	10	-	-	-	10
Tax shortfall due to exercise of stock options and vesting of restricted stock units	-	-	(436)	-	-	-	(436)
Deferred tax asset reversal for unexercised stock options	-	-	(216)	-	-	-	(216)

Balance at March 31, 2016	95,406,154	$954	$332,910	$293,034	11,273,746	$(95,014)	$531,884

See accompanying notes to the unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income	$4,560	$3,522
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	6,577	8,163
Amortization of intangible assets	5,043	5,077
Amortization of deferred financing costs	521	521
Stock-based compensation expense	4,240	3,245
Excess tax benefit from exercised stock options	(10)	(1,448)
Deferred income taxes	1,308	(226)
Loss on disposal of fixed assets	10	10
Changes in operating assets and liabilities:
Accounts receivable	3,350	(9,344)
Prepaid expenses	(2,362)	(983)
Prepaid income taxes	-	2,049
Other current assets	328	51
Other assets	51	(147)
Income taxes payable	(3,589)	-
Accounts payable, accrued expenses and other liabilities	(16,963)	(10,772)
Estimated liability for appeals	(2,465)	187
Net cash provided by (used in) operating activities	599	(95)
Investing activities:
Purchases of land, property and equipment	(570)	(2,513)
Investment in capitalized software	(1,185)	(721)
Net cash used in investing activities	(1,755)	(3,234)
Financing activities:
Proceeds from exercise of stock options	26	3,273
Excess tax benefit from exercised stock options	10	1,448
Payments of tax withholdings on behalf of employees for net-share settlement for stock-based compensation	(1,002)	(596)
Payments on capital lease obligations	(37)	(366)
Net cash provided by (used in) financing activities	(1,003)	3,759
Net increase (decrease) in cash and cash equivalents	(2,159)	430
Cash and Cash Equivalents
Cash and cash equivalents at beginning of year	145,610	133,116
Cash and cash equivalents at end of year	$143,451	$133,546

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,052	$656
Cash paid for interest	$1,446	$2,826

Supplemental disclosure of non-cash activities:
Accrued property and equipment purchases	$122	$959

See accompanying notes to the unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2016 and 2015

(unaudited)

1.	Basis of Presentation

HMS Holdings Corp, (the “Company” or “HMS”) provides coordination of benefits services to government and private healthcare payers and sponsors to ensure that the responsible party pays healthcare claims. Additionally, the Company’s payment integrity services ensure that healthcare claims billed are accurate and appropriate. Together these various services help customers recover amounts from liable third parties; prevent future improper payments; reduce fraud, waste and abuse; and ensure regulatory compliance.

The consolidated financial statements and notes herein are unaudited. Accordingly, they do not include all of the information and notes required by United States Generally Accepted Accounting Principles (“U.S. GAAP”) for complete financial statements. These statements include all adjustments (consisting of normal recurring accruals) that management considers necessary to present a fair statement of the Company’s results of operations, financial position and cash flows. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2015 which were filed with the U.S. Securities and Exchange Commission (“SEC”) on February 29, 2016 as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”).

The preparation of the Company’s unaudited consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, primarily accounts receivable, intangible assets, accrued expenses, estimated allowance for appeals, estimated liability for appeals, the disclosure of contingent liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. The Company’s actual results could differ from those estimates.

These unaudited consolidated financial statements include HMS accounts and transactions and those of the Company’s wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications were made to prior period amounts to conform to the current period presentation.

HMS is managed and operated as one business, with a single management team that reports to the Chief Executive Officer. HMS does not operate separate lines of business with respect to any of the Company’s product lines.

2.	Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies that are referenced in the 2015 Form 10-K.

Recently Adopted Accounting Pronouncements

The Company adopted Accounting Standards Updated (“ASU”) ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” and ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”). The Company made a policy election to continue recording the deferred costs as an asset, as allowed for revolving credit agreements. As the Company only has a line-of-credit arrangement, the adoption of the ASU’s had no change in the Company’s accounting for debt issuance costs related to such line of credit and had no impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In addition to the recently issued accounting pronouncements disclosed in the 2015 Form 10-K, the following guidance has been issued since the annual filing. There have been no changes in the Company’s anticipated adoption of the previously disclosed pronouncements, except as noted above.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 requires the Company to recognize revenue in the gross amount of consideration to which it expects to be entitled in exchange for those goods or services it transfers to a customer. It also requires the agent to recognize revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging the specified goods or services to be provided to the customer. ASU 2016-08 is effective for annual reporting periods beginning after December 15, 2017 and for interim reporting periods within such annual periods. The Company is currently evaluating the impact of adopting this guidance.

In March 2016, as part of its Simplification Initiative, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”) which finalizes Proposed ASU No. 2015-270 of the same name, and seeks to reduce complexity in accounting standards. The areas for simplification in ASU No. 2016-09, involve several aspects of the accounting for share-based payment transactions, including (1) accounting for income taxes, (2) classification of excess tax benefits on the statement of cash flow, (3) forfeitures, (4) minimum statutory tax withholding requirements, (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes, (6) the practical expedient for estimating the expected term, and (7) intrinsic value. Application is effective for annual periods beginning after December 15, 2016, and for interim periods within those annual periods. The Company is currently evaluating the impact of adopting this guidance.

In March 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which finalizes Proposed ASU No. 2015-250 of the same name, and suggests guidance for stakeholders on identifying performance obligations and licenses in customer contracts. The amendments in ASU No. 2016-10 impact entities with transactions that include contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration, and they require entities to recognize revenue by following certain steps, including: (1) identifying the contract(s) with a customer; (2) identifying the performance obligations in a contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when, or as, the entity satisfies a performance obligation. The amendments are effective for annual reporting periods beginning after December 15, 2017, and for interim periods within those annual periods. The Company is currently evaluating the impact of adopting this guidance.

In May 2016, the FASB issued ASU No. 2016-12, Revenue From Contracts With Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The amendments clarify the assessment of the likelihood that revenue will be collected from a contract, the guidance for presenting sales taxes and similar taxes, and the timing for measuring customer payments that are not in cash. The amendments provide a practical expedient for recognizing revenue from contracts that have been modified prior to the transition period to the new standard. ASU 2016-12 also states that a contract should be considered complete if all, or substantially all, of its revenue has been collected prior to making the transition to the new standard. In addition, the update clarifies the disclosure requirements for retrospective application of the standard. The amendments are effective for annual reporting periods beginning after December 15, 2017 and for interim reporting periods within such annual periods. The Company is currently evaluating the impact of adopting this guidance.

3.	Accounts Receivable and Allowance for Doubtful Accounts:

The Company’s accounts receivable, net, consist of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Accounts receivable	$170,953	$173,995
Allowance for doubtful accounts	(5,157)	(4,849)
Accounts receivable, net	$165,796	$169,146

A summary of the activity in the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance--beginning of period	$4,849	$1,898
Provision--allowance for doubtful accounts	3,646	-
Charge-offs	(3,152)	(420)
Recoveries	(186)	-
Balance--end of period	$5,157	$1,478

The Company’s accounts receivable are net of the estimated liability for appeals, which is presented in Note 7.

4. Intangible Assets

Intangible assets consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (in years)
March 31, 2016
Customer relationships	$101,806	$(61,087)	$40,719	5	-	10
Restrictive covenants	16,800	(14,419)	2,381	3	-	7
Trade name	17,000	(10,835)	6,165	3	-	5
Total	$135,606	$(86,341)	$49,265

December 31, 2015
Customer relationships	$101,806	$(57,497)	$44,309	5	-	10
Restrictive covenants	16,800	(13,580)	3,220	3	-	7
Trade name	17,000	(10,221)	6,779	3	-	5
Total	$135,606	$(81,298)	$54,308

Amortization expense of intangible assets is expected to approximate the following (in thousands):

Year ending December 31,
Remainder of 2016	$14,891
2017	16,613
2018	15,992
2019	1,582
2020	187
Thereafter	-

For the three months ended March 31, 2016 and 2015, amortization expense related to intangible assets was $5.0 million and $5.1 million, respectively.

5.	Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016	December 31, 2015

Accounts payable, trade	$7,199	$7,790
Accrued compensation and other	10,335	21,948
Accrued operating expenses	16,868	21,923
Total accounts payable, accrued expenses and other liabilities	$34,402	$51,661

6.	Income Taxes

The Company’s effective tax rate increased to 42.0% for the three months ended March 31, 2016 from 41.7% for the three months ended March 31, 2015, primarily due to changes in interest on prior state unrecognized tax benefits and permanent differences.

During the three months ended March 31, 2016, the Company utilized an immaterial amount in tax deductions arising from stock-based compensation.

As of March 31, 2016 and 2015, the total amount of unrecognized tax benefits was approximately $1.9 million and $1.4 million, respectively (net of the federal benefit for state issues) that, if recognized, would favorably affect the Company’s future effective tax rate. As of March 31, 2016 and 2015, the accrued liability for interest expense and penalties related to unrecognized tax benefits was $0.6 million and $0.3 million, respectively. HMS includes interest expense and penalties in the provision for income taxes in the unaudited Consolidated Statements of Income. The amount of interest expense (net of federal and state income tax benefits) and penalties in the unaudited Consolidated Statements of Income for the three months ended March 31, 2016 and 2015 was $0.2 million and an immaterial amount, respectively. The Company believes it is reasonably possible that the amount of unrecognized tax benefits may decrease, by $1.6 million during 2016, due to the expiration of the statute of limitations in various state jurisdictions.

HMS files income tax returns with the U.S. Federal government and various state and local jurisdictions. HMS is no longer subject to U.S. Federal income tax examinations for years before 2012. HMS operates in a number of state and local jurisdictions, most of which have never audited the Company’s records. Accordingly, HMS is subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction. HMS is currently being examined by the Internal Revenue Service and the State of New York.

7.	Estimated Liability for Appeals and Estimated Allowance for Appeals

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

Under the Company’s Medicare Recovery Audit Contractor (“RAC”) contract with the Centers for Medicare & Medicaid Services (“CMS”), (held by its wholly owned subsidiary HealthDataInsights, Inc.) and certain contracts for commercial health plan customers, HMS recognizes revenue when claims are sent to the customer for offset against future claims payments. Providers and health plan customers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of the customer. HMS accrues an estimated liability for appeals based on the amount of revenue that is subject to appeals, closures or other adjustments and which HMS estimate are probable of being returned to providers following a successful appeal. The Company’s estimates are based on the Company’s historical experience with appeals. The estimated liability for appeals represents the Company’s estimate of the potential amount of repayments related to appeals of claims, closures and other adjustments for which revenue was previously collected.

A summary of the activity in the estimated liability for appeals and estimated allowance for appeals is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance--beginning of period (1)	$39,692	$41,623
Provision	998	2,321
Appeals found in providers favor	(4,729)	(1,485)
Balance--end of period (2)	$35,961	$42,459

(1) For the three months ended December 31, 2015 and 2014 included within the estimated allowance for appeals found in favor of providers, $6,614 million and $4,824 million, respectively was activity associated with the Medicare RAC contract.

(2) For the three months ended March 31, 2016 and 2015 included within the estimated allowance for appeals found in favor of providers, $5,348 million and $5,473 million, respectively was activity associated with the Medicare RAC contract.

8. Credit Agreement

In May 2013, HMS entered into a $500 million five-year, amended and restated revolving credit agreement (“Credit Agreement”) with certain financial institutions and Citibank, N.A. as Administrative Agent. No principal payments were made against the Company’s revolving credit facility during the three months ended March 31, 2016 and 2015. The $197.8 million principal balance of the Company’s revolving credit facility is due in May 2018.

The Credit Agreement provides for an initial $500 million revolving credit facility, and, under specified circumstances, the revolving credit facility can be increased or one or more incremental term loan facilities can be added, provided that the incremental credit facilities do not exceed in the aggregate the sum of (a) $75 million plus (b) an additional amount not less than $25 million, so long as the Company’s total secured leverage ratio, calculated giving pro forma effect to the requested incremental borrowing and other customary and appropriate pro forma adjustment events, including any permitted acquisitions, is no greater than 2.5:1.0. The amount available to borrow is based on certain borrowing base calculations found in the Company’s Credit Agreement. The Credit Agreement is collateralized by the Company’s assets.

The Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants and events of default. The Credit Agreement requires HMS to comply, on a quarterly basis, with certain principal financial covenants, including a maximum consolidated leverage ratio of 3.25:1.00 and a minimum interest coverage ratio of 3.00:1.00. As of March 31, 2016, HMS was in compliance with all of the terms of the Credit Agreement.

The interest rates applicable to the revolving credit facility are, at the Company’s option, either (i) the LIBOR multiplied by the statutory reserve rate plus an interest margin ranging from 1.50% to 2.25% based on HMS’s consolidated leverage ratio, or (ii) a base rate (which is equal to the greatest of (a) Citibank’s prime rate, (b) the federal funds effective rate plus 0.50% and (iii) the one-month LIBOR plus 1.00% plus an interest margin ranging from 0.50% to 1.25% based on the Company’s consolidated leverage ratio). The applicable interest rate was 2.36% at March 31, 2016. HMS pays an unused commitment fee on the revolving credit facility during the term of the Credit Agreement ranging from 0.375% to 0.50% per annum based on the Company’s consolidated leverage ratio.

HMS’s obligations under the Credit Agreement may be accelerated upon the occurrence of an event of default, which includes customary events of default including, without limitation, payment defaults, failures to perform affirmative covenants, failure to refrain from actions or omissions prohibited by negative covenants, the inaccuracy of representations or warranties, cross-defaults, bankruptcy and insolvency related defaults, defaults relating to judgments, defaults due to certain ERISA related events and a change of control default.

The interest expense and the commitment fees on the unused portion of the Company’s revolving credit facility are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Interest expense	$1,178	$1,027
Commitment fees	$378	$372

As of March 31, 2016 and December 31, 2015, the unamortized balance of deferred origination fees and debt issue costs were $4.4 million and $4.9 million, respectively. For both the three month periods ended March 31, 2016 and 2015, HMS amortized $0.5 million of interest expense related to the Company’s deferred origination fees and debt issue costs.

Although HMS expects that operating cash flows will continue to be a primary source of liquidity for the Company’s operating needs, the revolving credit facility may be used for general corporate purposes, including acquisitions, if necessary.

As part of the Company’s contractual agreement with a customer, HMS has an outstanding irrevocable letter of credit for $3.0 million, which HMS established against the revolving credit facility. The expiration date of the letter of credit is June 30, 2016.

9. Earnings Per Share

Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding during the period. The Company’s dilutive common share equivalents consist of stock options and restricted stock awards and units.

The following table reconciles the basic to diluted weighted average common shares outstanding using the treasury stock method (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Net income	$4,560	$3,522

Weighted average common shares outstanding-basic	84,033	88,246
Plus: net effect of dilutive stock options	85	181
Plus: net effect of dilutive restricted stock awards and units	361	197
Weighted average common shares outstanding-diluted	84,479	88,624
Net income per common share-basic	$0.05	$0.04
Net income per common share-diluted	$0.05	$0.04

For the three months ended March 31, 2016 and 2015, 4,321,528 and 2,940,897 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

10. Stock-Based Compensation

Total stock-based compensation expense in the Company’s unaudited Consolidated Statements of Income related to the Company’s long-term incentive award plans was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of services-compensation	$1,931	$1,341
Selling, general and administrative	2,309	1,904
Total	$4,240	$3,245

Stock Options

The Company’s stock option activity for the three months ended March 31, 2016 (in thousands, except for weighted average exercise price and weighted average remaining contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at December 31, 2015	5,030	$17.37
Granted	983	13.90
Exercised	(10)	2.85
Forfeitures	(27)	18.88
Expired	(69)	24.63
Outstanding at March 31, 2016	5,907	16.73	5.21	6,503

Expected to vest at March 31, 2016	3,830	15.77	6.21	2,508
Exercisable at March 31, 2016	1,990	$18.59	3.23	$3,944

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

The fair value of each option grant with service-based vesting conditions was estimated using a Black-Scholes option-pricing valuation model. The performance share awards granted in 2016 and 2015 are market condition awards as attainment is based on the performance of the Company’s common stock for the relevant performance period. These awards were valued on the date of grant using a Monte Carlo simulation model.

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

The weighted average grant-date fair value per share of the stock options granted during the three months ended March 31, 2016 and 2015 was $5.45 and $5.89, respectively. HMS estimated the fair value of each stock option grant on the date of grant using a Black-Scholes option-pricing model and the weighted-average assumptions set forth in the following table:

	Three Months Ended March 31,
	2016	2015
Expected dividend yield	0%	0%
Risk-free interest rate	1.20%	1.44%
Expected volatility	43.89%	38.29%
Expected life (in years)	4.90	4.88

During the three months ended March 31, 2016 and 2015, HMS issued 0.01 million shares and 0.4 million shares, respectively, of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $0.03 million and $3.3 million, respectively.

For the three months ended March 31, 2016 and 2015, stock-based compensation expense for stock options was $2.0 million and $1.4 million, respectively.

Excess tax benefit from the exercise of stock options for the three months ended March 31, 2016 was $0.01 million and for the year ended December 31, 2015 was $1.6 million, respectively.

The total intrinsic value of options exercised (the difference in the market price of the Company’s common stock on the exercise date and the price paid by the optionees to exercise the options) for the three months ended March 31, 2016 and 2015 was approximately $0.1 million and $5.4 million, respectively.

As of March 31, 2016, there was approximately $17.6 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to stock options outstanding, which is expected to be recognized over a weighted average period of 1.47 years.

Restricted Stock Units

HMS non-employee members of the Company’s Board of Directors and certain employees have received restricted stock units under the Fourth Amended and Restated 2006 Stock Plan (the “2006 Stock Plan”). The fair value of restricted stock units is estimated based on the closing sale price of the Company’s common stock on the NASDAQ Global Select Market on the date of issuance. The total number of restricted stock units expected to vest is adjusted by estimated forfeiture rates.

For the three months ended March 31, 2016, HMS granted 562,645 restricted stock units with an aggregate fair market value of $7.8 million.

For the three months ended March 31, 2016 and 2015, stock-based compensation expense for restricted stock units was $2.2 million and $1.8 million, respectively.

As of March 31, 2016, 1,348,340 restricted stock units remained unvested and there was approximately $18.7 million of unamortized compensation cost related to these restricted stock units, which is expected to be recognized over the remaining weighted-average vesting period of 1.51 years.

A summary of the status of the Company’s restricted stock units and of changes in restricted stock units outstanding under the 2006 Stock Plan for the three months ended March 31, 2016 is as follows (in thousands, except for weighted average grant date fair value per unit):

	Number of Units	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding balance at December 31, 2016	1,154	$18.85
Granted	563	13.94
Vesting of restricted stock units, net of shares withheld for taxes	(133)	19.23
Shares withheld for taxes	(73)	19.23
Forfeitures	(22)	18.68
Outstanding balance at March 31, 2016	1,489	$16.92	$21,366

11. Commitments and Contingencies

Kern Health Systems: In August 2011, in the Superior Court of the State of California, County of Los Angeles, Kern Health Systems (“KHS”) sought to recover in excess of $7.0 million exclusive of interest, attorneys’ fees and costs, against HMS’s wholly owned subsidiary Allied Management Group Special Investigation Unit, Inc. (“AMG”) and two of AMG’s former owners Dennis Demetre and Lori Lewis (collectively, the “Defendants”), jointly and severally, on causes of action for breach of contract, professional negligence, intentional misrepresentation, negligent misrepresentation and unfair business practices under the California Business and Professions Code. In June 2014, the jury issued its verdict in favor of all the Defendants on all causes of action except negligent misrepresentation. On that cause of action, due to an error in the special verdict form, the jury awarded damages to KHS in the sum of $1.38 million, while also finding that KHS failed to prove the required elements of the claim. However, the court denied the Defendants’ motion to vacate the jury’s verdict and resulting judgment. The court further awarded each side certain costs but denied AMG recovery of its attorneys’ fees sought in the sum of approximately $2.4 million. In August 2014, AMG filed a notice of appeal based on the award of damages to KHS on the negligent misrepresentation claim, and the denial of AMG’s request for attorneys’ fees. Following completion of briefing and oral argument on the appeal, on April 25, 2016, the California Court of Appeal reversed the judgment and remanded the matter to the trial court with directions to enter a new judgment in favor of the Defendants on all causes of action and to award the Defendants their reasonable attorneys’ fees. The decision is set to become final on May 25, 2016. Although there are risks and uncertainties related to any litigation, including appeals, HMS did not record an obligation as the Company believes it was probable that AMG would prevail on the appeal of this matter. Pending the appeal process, HMS was required to obtain a surety bond in the amount of 150% of the final judgment amount, or approximately $2.2 million, which was collateralized by a cash deposit and is reflected in other current assets on the Company’s Consolidated Balance Sheet as of March 31, 2016.

Dennis Demetre and Lori Lewis: In July 2012, Dennis Demetre and Lori Lewis (the “Plaintiffs”), filed an action in the Supreme Court of the State of New York against HMS Holdings Corp., claiming an undetermined amount of damages alleging that various actions unlawfully deprived the Plaintiffs of the acquisition earn-out portion of the purchase price of AMG under the applicable Stock Purchase Agreement (the “SPA”) and that HMS had breached certain contractual provisions under the SPA. The Plaintiffs filed a second amended complaint with two causes of action for breach of contract and one cause of action for breach of implied covenant of good faith and fair dealing. HMS asserts a counterclaim for breach of contract arising out of the Plaintiffs’ failure to indemnify the Company for costs, including attorneys’ fees arising out of the Company’s defense of the Kern Health Systems matter described above. In January 2016, HMS moved for summary judgment on (i) its remaining counterclaim for breach of contract against the Plaintiffs and (ii) the Plaintiffs’ breach of contract causes of action against HMS. Oral argument on the motions for summary judgement is set for June 22, 2016. A trial date has not been set. HMS believes it has a meritorious defense and will continue to defend this matter vigorously. As such, HMS has not accrued for any loss contingencies related to this matter because no assessment can been made as to the likely outcome of this lawsuit or whether the outcome will be material to the Company.

Restrictive Covenants, Trade Secret, Contract and other Causes of Action in Texas and New York: HMS was the plaintiff in lawsuits filed in August 2014, entitled HMS Holdings Corp., et al. v. Public Consulting Group, Inc., James Gambino and Jason Ramos, in the District Court of Dallas County, Texas, and HMS Holdings Corp., et al. v. Matthew Arendt, Sean Curtin and Danielle Lange, in the New York State Supreme Court, Albany County. In July 2015, HMS filed a third related lawsuit, entitled HMS Holdings Corp., et al. v. Elena Moiseenko and Joseph Flora, in the New York State Supreme Court, Albany County. These suits allege that, in violation of their respective contractual, statutory and common law obligations to the Company, defendants PCG, Flora and former HMS employees Gambino, Ramos, Arendt, Curtin, Lange and Moiseenko unlawfully misappropriated HMS’s confidential, proprietary and trade secret information and committed other wrongdoing. The lawsuits seek damages and injunctive relief and assert causes of action including breach of contract, breach of fiduciary duty and misappropriation of trade secrets. HMS has sought injunctions in all three lawsuits.

On April 27, 2016, the Company entered into settlement agreements with PCG and various individuals that fully resolve the matters in controversy in these lawsuits. Pursuant to terms of the settlement agreement between HMS and PCG, PCG agreed that for a period of seven years from the date of the settlement agreement, PCG will not develop, plan, market, provide, offer, advise with respect to, assist with, sell, or otherwise perform, directly or indirectly, any TPL services, including, but not limited to, coordination of benefits, credit balance audits and dependent eligibility audits. PCG further agreed to withdraw any pending TPL bids, bid protests or contract negotiations, which includes the withdrawal of its pending TPL bid with the New Jersey Department of Human Services. HMS and the New Jersey Department of Human Services have entered into an amendment to extend the current TPL contract through May 31, 2016. The settlements also result in the dismissal of all pending cases or appeals between the parties and includes full, mutual releases of PCG, HMS and their affiliates from any and all pending and future claims related to the lawsuits.

In addition, in August 2015, the New York State Office of Medicaid Inspector General (“OMIG”) awarded HMS the new Medicaid Third Party Liability Match and Recovery Services contract, which PCG challenged by filing a protest with the New York Office of the State Comptroller. In March 2016, OMIG denied PCG’s protest and HMS’s new contract was approved with an effective date of April 7, 2016.

From time to time, HMS may be subject to investigations, legal proceedings and other disputes arising in the ordinary course of the Company’s business, including but not limited to regulatory audits, billing and contractual disputes and employment-related matters. Due to the Company’s contractual relationships, including those with federal and state government entities, HMS’s operations, billing and business practices are subject to scrutiny and audit by those entities and other multiple agencies and levels of government, as well as to frequent transitions and changes in the personnel responsible for oversight of the Company’s contractual performance. HMS may have contractual disputes with its customers arising from differing interpretations of contractual provisions that define the Company’s rights, obligations, scope of work or terms of payment, and with associated claims of liability for inaccurate or improper billing for reimbursement of contract fees, or for sanctions or damages for alleged performance deficiencies. Resolution of such disputes may involve litigation or may require that HMS accept some amount of loss or liability in order to avoid customer abrasion, negative marketplace perceptions and other disadvantageous results that could affect the Company’s business, financial condition, results of operations and cash flows.

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

12. Subsequent Events

In connection with the preparation of these unaudited Consolidated Financial Statements, an evaluation of subsequent events was performed through the date of issuance and there were no other events that have occurred that would require adjustments to the financial statements or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q and with our 2015 Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, and in Part I, Item 1A. “Risk Factors” of our 2015 Form 10-K.

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

Our customers are state and federal healthcare agencies, including state Medicaid agencies, health plans, including Medicaid managed care, Medicare Advantage and group and individual health lines of business; government and private employers; and other healthcare payers and sponsors. As of March 31, 2016, we served 45 state Medicaid programs and the District of Columbia; and federal government health agencies, including CMS and the Veterans Health Administration (“VHA”). We also provided services to approximately 250 health plans and supported their multiple lines of business. We additionally served as a subcontractor to certain business outsourcing and technology firms.

The Company has grown both organically and through targeted asset and stock acquisitions. Initially, the Company provided coordination of benefits services to state Medicaid agencies, then expanded its business by providing similar services to managed care organizations when Medicaid began designating members to those plans. After launching payment integrity services in 2007, HMS grew its product suite and expanded its reach in the marketplace by acquiring IntegriGuard, LLC (2009), Verify Solutions, Inc. (2009), Chapman Kelly, Inc. (2010), HealthDataInsights, Inc. (“HDI”) (2011) and MedRecovery Management, LLC (2012).

Healthcare Environment

The Patient Protection and Affordable Care Act (the “ACA”) was signed into law in 2010. This legislation touched almost every sector of the healthcare system, and affords HMS a range of growth opportunities across a number of services. We are focused on three critical areas related to this legislation:

•	Medicaid Expansion;
•	Payment Integrity; and
•	Employer-Sponsored Health Coverage.

Medicaid Expansion: States that expand their Medicaid programs in accordance with the ACA receive federal funding for the total cost of the expansion for a period of three years, and reduced funding thereafter. As of early 2016, approximately two-thirds of the states opted to expand their Medicaid programs as provided under the ACA. According to the CMS National Health Expenditures (“NHE”) Projections, the number of individuals enrolled in Medicaid and the Children’s Health Insurance Program (“CHIP”) is expected to increase from 77.9 million in 2016 to 84.6 million in 2024, with expenditures over the same period expected to increase from $585 billion to $915 billion. As a result, we anticipate continued demand for our cost containment services by states and the managed care organizations they contract with. We believe that our strong history of successful contracting with Medicaid agencies and Medicaid managed care organizations will enable us to continue providing value-added services to help control the escalating costs for this expanded population.

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

Customers

We provide products and services under contracts (or sub-contracts) that contain various revenue structures, including contingent revenue and fixed fee arrangements. Most of our state government contracts have terms of three to five years, including optional renewal terms. In many instances, we provide our services pursuant to agreements that are subject to periodic reprocurements. Several of our contracts, including those with some of our largest customers, may be terminated for convenience. Because we provide our services pursuant to agreements that are open to competition from various businesses in the U.S. healthcare insurance benefit cost containment marketplace, we cannot provide assurance that our contracts, including those with our largest customers, will not be terminated for convenience, awarded to other parties, or renewed, and, if renewed, that the fee structures will be equal to those currently in effect.

For example, our largest contract with CMS is through HDI, which after multiple contract modifications due to the delay in procurement of the new Medicare RAC contract awards, now provides for a term that expires on July 31, 2016 and requires HDI to continue to support the appeal process through January 31, 2018. In November 2015, CMS released a new RFP for recovery audit services that replaces the procurement activities begun in February 2013. In December 2015, CMS delayed the current procurement in order to gather requirements for recovery auditing work of health plans. In April 2016, CMS resumed the procurement and announced that proposals for the new Medicare RAC contracts are due May 24, 2016. The timing and outcome of the new Medicare RAC contract awards continue to remain uncertain and the prolonged delay of the new contract awards and their implementation may further impact the Company’s business.

In addition, in August 2014, CMS announced it would settle with hospitals willing to withdraw inpatient status claims currently pending in the RAC appeals process by offering to pay hospitals 68% for all eligible claims they had billed to Medicare. In June 2015, CMS notified HDI that based on the initial lists of finalized settlements, HDI owed CMS approximately $28.6 million due to adjustments in contingency fees pursuant to HDI’s contract with CMS. HDI previously advised CMS that it disagrees with CMS’ interpretation of the contract and that CMS does not have the contractual right, among other things, to require repayment of fees already paid. Due to errors and incomplete data in certain backup documentation initially provided by CMS regarding settled claims, HDI’s evaluation of the amount allegedly owed to CMS is not yet complete. HDI has provided CMS with data which it believes more accurately reflects the number of claims which were apparently settled. There has been no recent communication or further action by HDI or CMS as of the date of this filing. A portion of our reserve for estimated liability for appeals recorded as of December 31, 2015 may apply to this population, and there could be a material negative impact on our future revenue in future periods to the extent that (i) any final determination of amounts owed by HDI to CMS under the current Medicare RAC contract materially exceeds our accrued reserves for such appeals, (ii) HDI is required to return certain fees which have been paid or (iii) HDI’s ability to collect fees for audits already performed is affected.

Critical Accounting Policies

Since the date of our 2015 Form 10-K for the year ended December 31, 2015, there have been no material changes to our critical accounting policies. Refer to the items disclosed as our Critical Accounting Policies in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2015 Form 10-K.

SUMMARY OF OPERATING RESULTS

Selected Operating Performance and Other Significant Items for the Three Months Ended March 31, 2016

•	Revenue increased $9.5 million, or 8.6% from the same quarter in 2015.
•	Operating income increased $1.9 million, or 23.8% from the same quarter in 2015.
•	Net income increased $1.1 million, or 31.4% from the same quarter in 2015.
•	Diluted earnings per share increased $.01 or 25% from the same quarter in 2015.
•	Shareholders’ equity increased $7.2 million since December 31, 2015.
•	First quarter 2016 cash flow from operations was $0.6 million.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table sets forth, for the periods indicated, certain items in our unaudited Consolidated Statements of Income expressed as a percentage of revenue:

	Three Months Ended March 31,
	2016	2015
Revenue	100%	100%
Cost of services:
Compensation	38.7	39.9
Data processing	8.0	9.1
Occupancy	3.0	3.6
Direct project expenses	12.1	9.5
Other operating expenses	4.8	6.1
Amortization of acquisition related software and intangible assets	5.9	6.4
Total cost of services	72.5	74.6
Selling, general and administrative expenses	19.1	18.1
Total operating expenses	91.6	92.7
Operating income	8.3	7.2
Interest expense	(1.7)	(1.8)
Interest income	0.0	0.0
Income before income taxes	6.6	5.4
Income taxes	2.8	2.3
Net income	3.8%	3.1%

Revenue

During the three months ended March 31, 2016, revenue was $119.8 million, an increase of $9.5 million, or 8.6% compared to $110.3 million for the three months ended March 31, 2015. This increase was primarily due to commercial health plan growth, including expansion of services to existing health plan customers, an increase in the number of new customer contract implementations and higher Medicare RAC revenue; offset by a decrease in state government revenue in part due to the significant decrease in lives due to the ACA expansion and its resulting impact on state revenues in 2014 and the first half of 2015.

Cost of Services

During the three months ended March 31, 2016, total cost of services as a percentage of revenue was 72.5% compared to 74.6% for the three months ended March 31, 2015. Total cost of services for the three months ended March 31, 2016 was $86.9 million, an increase of $4.5 million, or 5.5% compared to $82.4 million for the three months ended March 31, 2015. This change resulted primarily from increases in compensation and direct project expenses. Compensation expense is composed of salaries and wages, which include overtime, health benefits, stock option expense, performance awards, commissions, employer’s share of FICA and fringe benefits. Direct project expenses increased as a result of increases in subcontractor fees, data costs and chart fees.

Selling, General and Administrative Expense (“SG&A”)

During the three months ended March 31, 2016 SG&A expense as a percentage of revenue was 19.1% compared to 18.1% for the three months ended March 31, 2015.  SG&A expense for the three months ended March 31, 2016 was $22.9 million, an increase of $2.9 million, or 14.5% compared to $20.0 million for the three months ended March 31, 2015. This change resulted from a $1.5 million increase in compensation and stock-based compensation expense. SG&A expense also increased $3.5 million due to an increase in the provision for bad debt expense. The increase in SG&A expense was offset by a $2.1 million decrease in legal expense.

Operating Income

During the three months ended March 31, 2016 operating income was $9.9 million, an increase of $1.9 million, or 23.8%, compared to operating income of $8.0 million for the three months ended March 31, 2015.

Interest Expense

During the three months ended March 31, 2016, interest expense was $2.1 million, an increase of $0.1 million, compared to $2.0 million for the three months ended March 31, 2015. Interest expense represents borrowings under our revolving credit facility, interest on debt, commitment fees, letter of credit fees and amortization of deferred financing costs.

Income Taxes

We recorded income tax expense of $3.3 million for the three months ended March 31, 2016, compared to income tax expense of $2.5 million for the three months ended March 31, 2015, an increase of $0.8 million. Income before taxes increased $1.9 million for the current quarter over income before taxes in the same period in the prior year, which caused an increase in our tax expense. Additionally, our effective tax rate increased to 42.0% for the three months ended March 31, 2016 compared to 41.7% for the three months ended March 31, 2015 primarily due to a change in interest on prior state unrecognized tax benefits and permanent differences. The principal differences between our statutory rate and our effective rate are state taxes, interest related to prior year state unrecognized tax benefits, and permanent differences.

Net Income

During the three months ended March 31, 2016, net income was $4.6 million which represents an increase of $1.1 million compared to the three months ended March 31, 2015 of $3.5 million.

Off-Balance Sheet Arrangements

Other than our Letter of Credit, we do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations throughout the remainder of 2016. As a result of our expected cash flows from operations, access to capital markets and availability of our revolving credit facility under the Credit Agreement, we believe we have significant flexibility to meet our financial commitments for the foreseeable future, which include:

•	the working capital requirements of our operations;
•	investments in our business;
•	repurchases of treasury stock
•	business development activities; and
•	repayment of our revolving credit facility under our Credit Agreement.

(In thousands)	March 31, 2016	December 31, 2015
Cash and cash equivalents	$143,451	$145,610
Working capital	$264,530	$247,916
Available borrowings under credit facility	$169,929	$121,204

A summary of our cash flows is as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Net cash provided by (used in) operating activities	$1,383	$(95)
Net cash used in investing activities	(1,877)	(3,234)
Net cash provided by (used in) financing activities	(1,665)	3,759
Net increase (decrease) in cash and cash equivalents	$(2,159)	$430

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2016 was $0.6 million, an increase of $0.7 million as compared to net cash used in operating activities of $0.1 million for the three months ended March 31, 2015. The increase in operating cash flow is primarily attributable to a reduction of accounts receivable, net and offset by payments made on accounts payable, accrued expenses and taxes. Additionally, the number of Days Sales Outstanding decreased from the prior year quarter by 11 days from 136 days for the three months ended March 31, 2015 to 125 days for the three months ended March 31, 2016 as a result of stronger collections.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 was $1.8 million, a $1.4 million decrease compared to net cash used in investing activities of $3.2 million for the three months ended March 31, 2015. The decrease primarily related to a $1.9 million decrease in purchases of property and equipment, partially offset by a $0.5 million increase in investment in capitalized software.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2016 was $1.0 million, a $2.8 million decrease from net cash provided by financing activities of $3.8 million for the three months ended March 31, 2015. This decrease was primarily attributable to a $1.0 million reduction in payments of tax withholdings on behalf of employees for net-share settlement for stock-based compensation. The remaining decrease was due to fewer options exercised and thus less cash paid for stock and less taxes paid for stock exercised as compared to the same period in the prior year.

Contractual Obligations

There have been no material changes in our contractual obligations as presented in our 2015 Form 10-K.

Recently Issued Accounting Pronouncements

See “Recently Issued Accounting Pronouncements” in Note 2 of the unaudited Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2016, we were not a party to any derivative financial instruments. We conduct all of our business in U.S. currency and hence do not have direct foreign currency risk. We are exposed to changes in interest rates, primarily with respect to our revolving credit facility under our 2013 Credit Agreement. If the effective interest rate for all of our variable rate debt were to increase by 100 basis points (1%), our annual interest expense would increase by a maximum of $2.0 million based on our debt balances at March 31, 2016. Further, we currently invest substantially all of our excess cash in short-term investments, primarily money market accounts, where returns effectively reflect current interest rates. As a result market interest rate changes may impact our interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of borrowings or excess cash balances. We do not consider this risk to be material. We manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

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

As required by Rule 13a-15(b) under the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the caption “Commitments and Contingencies” in Note 11 included in Item 1. Notes to the Consolidated Financial Statements is incorporated by reference.

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, the risks that are discussed in the Company’s 2015 Form 10-K, under the headings “Part I, Item 1. Business,” “Part I, Item 1A. Risk Factors” and “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” should be carefully considered as such risks could materially affect the Company’s business, financial conditions or future results. There has been no material change in the Company’s risk factors from those described in the 2015 Form 10-K.

These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may have a material adverse effect on the Company’s business, financial condition or future results.

Item 6. Exhibits

Exhibit Number	Description
3.1

Amended and Restated Bylaws of HMS Holdings Corp., dated May 4, 2016. Incorporated by reference to Exhibit 3.2 to HMS Holdings Corp.’s Current Report on Form 8-K, file No. 000-50194, filed with the SEC on May 5, 2016.

10.1†*	Form of 2016 Executive and Senior Vice President Non-Qualified Stock Option Agreement under the 2006 Stock Plan.

10.2†*	Form of 2016 Executive and Senior Vice President Restricted Stock Unit Agreement under the 2006 Stock Plan.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Section 1350 Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Section 1350 Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates a management contract or compensatory plan, contract or arrangement
*	Filed herewith
‡	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 10, 2016	HMS HOLDINGS CORP.

		By:	/s/ WILLIAM C. LUCIA
William C. Lucia
President and Chief Executive Officer and Duly
Authorized Officer
(Principal Executive Officer)

		By:	/s/ JEFFREY S. SHERMAN
Jeffrey S. Sherman
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

HMS Holdings Corp. and Subsidiaries

Exhibit Index

Exhibit Number	Description

3.1

Amended and Restated Bylaws of HMS Holdings Corp., dated May 4, 2016. Incorporated by reference to Exhibit 3.2 to HMS Holdings Corp.’s Current Report on Form 8-K, file No. 000-50194, filed with the SEC on May 5, 2016.

10.1†* 10.2†* 31.1*

Form of 2016 Executive and Senior Vice President Non-Qualified Stock Option Agreement under the 2006 Stock Plan.

Form of 2016 Executive and Senior Vice President Restricted Stock Unit Agreement under the 2006 Stock Plan.

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

______________________

†	Indicates a management contract or compensatory plan, contract or arrangement
*	Filed herewith
‡	Furnished herewith