Form 10-Q
period 2016-06-30
HMS HOLDINGS CORP
filed 2016-08-09
CIK 1196501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 4, 2016, there were approximately 84,441,859 shares of the registrant’s common stock (par value $0.01 per share) outstanding.

HMS HOLDINGS CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of HMS Holdings Corp. (together with its subsidiaries “HMS,” the “Company,” “we,” “our” or “us”) contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts.

We have tried, wherever possible, to identify such statements by using words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “project,” “seek,” “target,” “will,” “would,” “could,” “should,” and similar expressions and references to guidance, although some forward-looking statements may be expressed differently. In particular, these include statements relating to future actions, business plans, objectives and prospects, future operating or financial performance or results of current and anticipated services, acquisitions and the performance of companies we have acquired, sales efforts, expenses, interest rates, financial results, and the impact of current, pending and future U.S. healthcare legislation or changes to healthcare spending affecting Medicare, Medicaid or other publicly funded or subsidized health programs.

We cannot guarantee that any forward-looking statement will be realized. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. We caution you, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. These risks and uncertainties include, among other things, changes in the U.S. healthcare environment or healthcare financing system; negative or reduced growth rate of spending on Medicaid/Medicare; our ability to retain customers or the loss of one or more major customers; the unexpected reduction in scope or termination of a significant contract; customer dissatisfaction or our non-compliance with contractual provisions or regulatory requirements; our failure to meet performance standards triggering significant costs or liabilities under our contracts; emergence of new competitors or competitors’ introduction of new or superior products or services; intellectual property rights, confidential and proprietary information; the cancellation or delay of procurements or contract implementation due to protests or challenges to government awards; regulatory, budgetary or political actions that affect procurement practices; our ability to continue to secure contracts or favorable contract terms through the competitive bidding process; our ability to execute our business plans or growth strategy; variations in our results of operations; development and implementation of new product solutions or new process improvements; the risk that guidance may not be achieved; our ability to maintain effective information and technology systems and networks, and to protect them from damage, interruption or breach, including cyber- security breaches and other disruptions; our failure to comply with applicable laws and regulations governing the conduct of certain electronic health transactions and the confidentiality of individually identifiable health information or to protect such information from theft and misuse; the nature of investment and acquisition opportunities we are pursuing, and the successful execution or integration of such investments and acquisitions; the failure to realize the full value of goodwill or intangible assets from acquisitions; negative results of government or customer reviews, audits or investigations; state or federal limitations related to the outsourcing of certain government programs or functions; our reliance on subcontractors, vendors or other third party providers and sources to perform services; pending or threatened litigation; unfavorable outcomes in legal proceedings; restrictions on bidding or performing certain work due to perceived conflicts of interests; our ability to attract and retain qualified employees and key personnel and to manage leadership transitions effectively; our cash flows from operations, available cash and ability to generate sufficient cash to cover our interest and principal payments under our credit facility or to borrow or use credit; unanticipated changes in our effective tax rates; unanticipated increases in the number or amount of claims for which we are self-insured; the market price of our common stock and lack of dividend payments; risks related to internal control over financial reporting; and anti-takeover provisions in our corporate governance documents. These and other risks are discussed under the headings “Part I, Item 1. Business,” “Part I, Item 1A, Risk Factors” and “Part II, Item 7A.

Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2015 and in other documents we file with the Securities and Exchange Commission.

Any forward-looking statements made by us in this Quarterly Report on Form 10-Q speak only as of the date on which they are made. Factors or events that could cause actual results to differ may emerge from time to time and it is not possible for us to predict all of them. We undertake no obligation to publicly update forward- looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. You are advised, however, to consult any further disclosures we make on related subjects in our other filings with the Securities and Exchange Commission, including, but not limited to, our Current Reports on Form 8- K.

Market and Industry Data

This Quarterly Report on Form 10-Q contains market, industry and government data and forecasts that have been obtained from publicly available information, various industry publications and other published industry sources. We have not independently verified the information and cannot make any representation as to the accuracy or completeness of such information. None of the reports and other materials of third party sources referred to in this Quarterly Report on Form 10-Q were prepared for use in, or in connection with, this Quarterly Report.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$187,884	$145,610
Accounts receivable, net of allowance for doubtful accounts of $3,649 and $4,849, and estimated allowance for appeals of $6,483 and $6,614, at June 30, 2016 and December 31, 2015, respectively	152,339	169,146
Prepaid expenses	11,389	11,261
Deferred tax assets	5,285	7,460
Other current assets	399	3,051
Total current assets	357,296	336,528
Property and equipment, net	87,907	96,551
Goodwill	361,468	361,468
Intangible assets, net	44,222	54,308
Deferred financing costs, net	3,831	4,873
Other assets	4,649	4,329
Total assets	$859,373	$858,057

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$40,450	$51,661
Estimated liability for appeals	30,586	33,078
Income taxes payable	700	3,873
Total current liabilities	71,736	88,612
Long-term liabilities:
Revolving credit facility	197,796	197,796
Deferred tax liabilities	33,899	38,421
Deferred rent	5,798	6,006
Other liabilities	3,017	2,520
Total long-term liabilities	240,510	244,743
Total liabilities	312,246	333,355
Commitments and contingencies (Note 11)
Shareholders' equity:
Preferred stock -- $0.01 par value; 5,000,000 shares authorized; none issued	-	-
Common stock -- $0.01 par value; 175,000,000 shares authorized; 95,711,773 shares issued and 84,438,027 shares outstanding at June 30, 2016; 95,263,461 shares issued and 83,989,715 shares outstanding at December 31, 2015	957	952
Capital in excess of par value	339,584	330,290
Retained earnings	301,600	288,474
Treasury stock, at cost: 11,273,746 shares at June 30, 2016 and December 31, 2015	(95,014)	(95,014)
Total shareholders' equity	547,127	524,702
Total liabilities and shareholders' equity	$859,373	$858,057

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$123,550	$116,934	$243,313	$227,258
Cost of services:
Compensation	47,343	43,883	93,744	87,950
Data processing	9,104	10,438	18,728	20,483
Occupancy	3,631	3,806	7,258	7,813
Direct project expenses	11,473	13,572	25,955	24,050
Other operating expenses	6,407	7,153	12,184	13,891
Amortization of acquisition related software and intangible assets	7,013	7,047	14,026	14,094
Total cost of services	84,971	85,899	171,895	168,281
Selling, general and administrative expenses	22,227	19,283	45,157	39,244
Total operating expenses	107,198	105,182	217,052	207,525
Operating income	16,352	11,752	26,261	19,733
Interest expense	(2,100)	(1,940)	(4,191)	(3,894)
Interest income	60	12	107	23
Income before income taxes	14,312	9,824	22,177	15,862
Income taxes	5,746	4,406	9,051	6,922
Net income	$8,566	$5,418	$13,126	$8,940

Basic income per common share:
Net income per common share -- basic	$0.10	$0.06	$0.16	$0.10
Diluted income per common share:
Net income per common share -- diluted	$0.10	$0.06	$0.15	$0.10
Weighted average shares:
Basic	84,073	88,523	84,104	88,385
Diluted	84,528	88,908	84,923	88,771

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock				Treasury Stock

	# of Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	# of Shares	Amount	Total Shareholders' Equity
Balance at December 31, 2015	95,263,461	$952	$330,290	$288,474	11,273,746	$(95,014)	$524,702
Net income	-	-	-	13,126	-	-	13,126
Stock-based compensation expense	-	-	8,645	-	-	-	8,645
Exercise of stock options	298,692	3	1,193	-	-	-	1,196
Vesting of restricted stock units, net of shares withheld for employee tax	149,620	2	(1,069)	-	-	-	(1,067)
Excess tax benefit from exercise of stock options	-	-	1,313	-	-	-	1,313
Tax shortfall due to exercise of stock options and vesting of restricted stock units	-	-	(465)	-	-	-	(465)
Deferred tax asset reversal for unexercised stock options	-	-	(323)	-	-	-	(323)

Balance at June 30, 2016	95,711,773	$957	$339,584	$301,600	11,273,746	$(95,014)	$547,127

See accompanying notes to the unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net income	$13,126	$8,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	12,784	16,002
Amortization of intangible assets	10,086	10,154
Amortization of deferred financing costs	1,042	1,042
Stock-based compensation expense	8,645	7,068
Excess tax benefit from exercised stock options	(1,313)	(1,456)
Deferred income taxes	(3,135)	(3,483)
Loss on disposal of fixed assets	44	10
Changes in operating assets and liabilities:
Accounts receivable	16,807	(10,161)
Prepaid expenses	(128)	628
Prepaid income taxes	-	6,265
Other current assets	2,652	5
Other assets	(320)	(660)
Income taxes payable	(1,860)	-
Accounts payable, accrued expenses and other liabilities	(10,190)	(11,479)
Estimated liability for appeals	(2,492)	(2,785)
Net cash provided by operating activities	45,748	20,090
Investing activities:
Purchases of land, property and equipment	(2,122)	(5,022)
Investment in capitalized software	(2,752)	(1,340)
Net cash used in investing activities	(4,874)	(6,362)
Financing activities:
Proceeds from exercise of stock options	1,196	3,412
Excess tax benefit from exercised stock options	1,313	1,456
Payments of tax withholdings on behalf of employees for net-share settlement for stock-based compensation	(1,067)	(628)
Payments on capital lease obligations	(42)	(655)
Net cash provided by financing activities	1,400	3,585
Net increase in cash and cash equivalents	42,274	17,313
Cash and Cash Equivalents
Cash and cash equivalents at beginning of year	145,610	133,116
Cash and cash equivalents at end of period	$187,884	$150,429

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$13,450	$8,226
Cash paid for interest	$3,016	$3,868

Supplemental disclosure of non-cash activities:
Change in balance of accrued property and equipment purchases	$(690)	$154

See accompanying notes to the unaudited consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2016 and 2015

(unaudited)

1.	Basis of Presentation

HMS Holdings Corp., through its subsidiaries (collectively, the “Company” or “HMS”) provides coordination of benefits services to government and private healthcare payers and sponsors to ensure that the responsible party pays healthcare claims. Additionally, the Company’s payment integrity services ensure that healthcare claims billed are accurate and appropriate. Together these various services help customers recover amounts from liable third parties; prevent future improper payments; reduce fraud, waste and abuse; and ensure regulatory compliance.

The consolidated financial statements and notes herein are unaudited. Accordingly, they do not include all of the information and notes required by United States Generally Accepted Accounting Principles (“U.S. GAAP”) for complete financial statements. These statements include all adjustments (consisting of normal recurring accruals) that management considers necessary to present a fair statement of the Company’s results of operations, financial position and cash flows. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2015 which were filed with the U.S. Securities and Exchange Commission (“SEC”) on February 29, 2016 as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”). The consolidated balance sheet as of December 31, 2015 included herein was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

Recently Adopted Accounting Pronouncements

The Company adopted Accounting Standards Updated (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” and ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. The Company made a policy election to continue recording the deferred costs as an asset, as allowed for revolving credit agreements. As the Company only has a line-of-credit arrangement, the adoption of this ASU did not change in the Company’s accounting for debt issuance costs related to such line of credit and had no impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In addition to the recently issued accounting pronouncements disclosed in the 2015 Form 10-K, the following guidance has been issued since the annual filing. There have been no changes in the Company’s anticipated adoption of the previously disclosed pronouncements, except as noted above.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 requires the Company to recognize revenue in the gross amount of consideration to which it expects to be entitled in exchange for those goods or services it transfers to a customer. It also requires the agent to recognize revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging the specified goods or services to be provided to the customer. ASU 2016-08 is effective for annual reporting periods beginning after December 15, 2017 and for interim reporting periods within such annual periods. The Company is currently evaluating the impact of adopting this guidance.

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

In March 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which finalizes Proposed ASU No. 2015-250 of the same name, and suggests guidance for stakeholders on identifying performance obligations and licenses in customer contracts. The amendments in ASU 2016-10 impact entities with transactions that include contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration, and they require entities to recognize revenue by following certain steps, including: (1) identifying the contract(s) with a customer; (2) identifying the performance obligations in a contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when, or as, the entity satisfies a performance obligation. The amendments are effective for annual reporting periods beginning after December 15, 2017, and for interim periods within those annual periods. The Company is currently evaluating the impact of adopting this guidance.

In May 2016, the FASB issued ASU No. 2016-12, Revenue From Contracts With Customers (Topic 606): Narrow- Scope Improvements and Practical Expedients (“ASU 2016-12”). The amendments clarify the assessment of the likelihood that revenue will be collected from a contract, the guidance for presenting sales taxes and similar taxes, and the timing for measuring customer payments that are not in cash. The amendments provide a practical expedient for recognizing revenue from contracts that have been modified prior to the transition period to the new standard. ASU 2016-12 also states that a contract should be considered complete if all, or substantially all, of its revenue has been collected prior to making the transition to the new standard. In addition, the update clarifies the disclosure requirements for retrospective application of the standard. The amendments are effective for annual reporting periods beginning after December 15, 2017 and for interim reporting periods within such annual periods. The Company is currently evaluating the impact of adopting this guidance.

3.	Accounts Receivable and Allowance for Doubtful Accounts:

The Company’s accounts receivable, net, consist of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Accounts receivable	$155,988	$173,995
Allowance for doubtful accounts	(3,649)	(4,849)
Accounts receivable, net	$152,339	$169,146

A summary of the activity in the allowance for doubtful accounts is as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Balance--beginning of period	$4,849	$1,898
Provision--allowance for doubtful accounts	6,610	-
Charge-offs	(7,919)	(420)
Recoveries	109	-
Balance--end of period	$3,649	$1,478

The Company’s accounts receivable are net of the estimated liability for appeals, which is presented in Note 7.

4.	Intangible Assets

Intangible assets consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands, except for useful life):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (years)
June 30, 2016
Customer relationships	$101,806	$(64,674)	$37,132	5	-	10
Restrictive covenants	16,800	(15,260)	1,540	3	-	7
Trade name	15,800	(10,250)	5,550	3	-	5
Total	$134,406	$(90,184)	$44,222

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (years)
December 31, 2015
Customer relationships	$101,806	$(57,497)	$44,309	5	-	10
Restrictive covenants	16,800	(13,580)	3,220	3	-	7
Trade name	17,000	(10,221)	6,779	3	-	5
Total	$135,606	$(81,298)	$54,308

Amortization expense of intangible assets is expected to approximate the following (in thousands):

Year ending December 31,
Remainder of 2016	$9,848
2017	16,613
2018	15,992
2019	1,582
2020	187
Thereafter	-

For the three and six months ended June 30, 2016 amortization expense related to intangible assets was $5.0 million and $10.1 million, respectively. For the three and six months ended June 30, 2015 amortization expense related to intangible assets was $5.1 million and $10.2 million, respectively.

5.	Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Accounts payable, trade	$6,503	$7,790
Accrued compensation and other	16,993	21,948
Accrued operating expenses	16,954	21,923
Total accounts payable, accrued expenses and other liabilities	$40,450	$51,661

6.	Income Taxes

The Company’s effective tax rate decreased to 40.1% for the three months ended June 30, 2016 from 44.8% for the three months ended June 30, 2015. The Company’s effective tax rate decreased to 40.8% for the six months ended June 30, 2016 from 43.6% for the six months ended June 30, 2015, primarily due to changes in state taxes and permanent differences. The principal differences between the statutory rate and our effective rate are changes in state taxes, interest on unrecognized tax benefits, and permanent items.

During the three and six months ended June 30, 2016, the Company utilized $3.6 million in tax deductions arising from stock-based compensation, which resulted in an excess tax benefit of $1.3 million that was recorded to capital in excess of par value and an offsetting reduction to taxes payable.

As of June 30, 2016 and December 31, 2015, the total amount of unrecognized tax benefits was approximately $1.9 million and $1.3 million, respectively (net of the federal benefit for state issues) that, if recognized, would favorably affect the Company’s future effective tax rate. As of June 30, 2016 and December 31, 2015, the accrued liability for interest expense and penalties related to unrecognized tax benefits was $0.7 million and $0.4 million, respectively. HMS includes interest expense and penalties in the provision for income taxes in the unaudited Consolidated Statements of Income. The amount of interest expense (net of federal and state income tax benefits) and penalties in the unaudited Consolidated Statements of Income for the six months ended June 30, 2016 and 2015 was $0.2 million and an immaterial amount, respectively. The Company believes it is reasonably possible that the amount of unrecognized tax benefits may decrease by $1.6 million during 2016, due to the expiration of the statute of limitations in various state jurisdictions.

HMS files income tax returns with the U.S. Federal government and various state and local jurisdictions. HMS is no longer subject to U.S. Federal income tax examinations for years before 2012. HMS operates in a number of state and local jurisdictions, most of which have never audited the Company’s records. Accordingly, HMS is subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction. HMS is currently being examined by the State of New York.

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

Under the Company’s Medicare Recovery Audit Contractor (“RAC”) contract with the Centers for Medicare & Medicaid Services (“CMS”), held by its wholly owned subsidiary HealthDataInsights, Inc. (“HDI”) and certain contracts for commercial health plan customers, HMS recognizes revenue when claims are sent to the customer for offset against future claims payments. Providers and health plan customers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of the customer. HMS accrues an estimated liability for appeals based on the amount of revenue that is subject to appeals, closures or other adjustments and which HMS estimates are probable of being returned to providers following a successful appeal. The Company’s estimates are based on the Company’s historical experience with appeals. The estimated liability for appeals represents the Company’s estimate of the potential amount of repayments related to appeals of claims, closures and other adjustments for which revenue was previously collected.

A summary of the activity in the estimated liability for appeals and estimated allowance for appeals is as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Balance--beginning of period (1)	$39,692	$41,623
Provision	3,500	5,333
Appeals found in providers favor	(6,123)	(6,999)
Balance--end of period (2)	$37,069	$39,957

(1) As of December 31, 2015 and 2014, included within the estimated liability for appeals, $6,614 and $4,824, respectively, was activity associated with the Medicare RAC contract.

(2) As of June 30, 2016 and 2015, included within the estimated liability for appeals, $6,483 and $5,943, respectively, was activity associated with the Medicare RAC contract.

8.	Credit Agreement

In May 2013, HMS entered into a $500 million five-year, amended and restated revolving credit agreement (the “Credit Agreement”) with certain financial institutions and Citibank, N.A. as Administrative Agent (“Citibank”). The Credit Agreement is guaranteed by the Company’s material subsidiaries as designated by the Company from time to time or as required under the Credit Agreement (the “Guarantors”). No principal payments were made against the Company’s revolving credit facility during the six months ended June 30, 2016 and 2015. The $197.8 million principal balance of the Company’s revolving credit facility is due in May 2018.

The Credit Agreement provides for an initial $500 million revolving credit facility, and, under specified circumstances, the revolving credit facility can be increased or one or more incremental term loan facilities can be added, provided that the incremental credit facilities do not exceed in the aggregate the sum of (a) $75 million plus (b) an additional amount not less than $25 million, so long as the Company’s total secured leverage ratio, calculated giving pro forma effect to the requested incremental borrowing and other customary and appropriate pro forma adjustment events, including any permitted acquisitions, is no greater than 2.5:1.0. The amount available to borrow is based on certain borrowing base calculations found in the Credit Agreement. The Credit Agreement is collateralized by all or substantially all of the Company’s and the Guarantors’ personal property assets.

The Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants and events of default. The Credit Agreement requires HMS to comply, on a quarterly basis, with certain principal financial covenants, including a maximum consolidated leverage ratio of 3.25:1.00 and a minimum interest coverage ratio of 3.00:1.00. As of June 30, 2016, HMS was in compliance with all of the terms of the Credit Agreement.

The interest rates applicable to the revolving credit facility are, at the Company’s option, either (i) the LIBOR multiplied by the statutory reserve rate plus an interest margin ranging from 1.50% to 2.25% based on HMS’s consolidated leverage ratio, or (ii) a base rate (which is equal to the greatest of (a) Citibank’s prime rate, (b) the federal funds effective rate plus 0.50% and (iii) the one-month LIBOR plus 1.00% plus an interest margin ranging from 0.50% to 1.25% based on the Company’s consolidated leverage ratio). The applicable interest rate was 2.38% at June 30, 2016. HMS pays an unused commitment fee on the revolving credit facility during the term of the Credit Agreement ranging from 0.375% to 0.50% per annum based on the Company’s consolidated leverage ratio.

The obligations of the Company and the Guarantors under the Credit Agreement may be accelerated upon the occurrence of an event of default, which includes customary events of default including, without limitation, payment defaults, failures to perform affirmative covenants, failures to refrain from actions or omissions prohibited by negative covenants, the inaccuracy of representations or warranties, cross-defaults, bankruptcy and insolvency related defaults, defaults relating to judgments, defaults due to certain ERISA related events and a change of control default.

The interest expense and the commitment fees on the unused portion of the Company’s revolving credit facility are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest expense	$1,189	$1,014	$2,367	$2,040
Commitment fees	$378	$376	$756	$748

As of June 30, 2016 and December 31, 2015, the unamortized balance of deferred origination fees and debt issuance costs were $3.8 million and $4.9 million, respectively, recorded in other assets on the Consolidated Balance Sheets. For both the three month periods ended June 30, 2016 and 2015, HMS amortized $0.5 million of interest expense related to the Company’s deferred origination fees and debt issue costs. For both the six month periods ended June 30, 2016 and 2015, HMS amortized $1.0 million of interest expense related to the Company’s deferred origination fees and debt issue costs.

Although HMS expects that operating cash flows will continue to be a primary source of liquidity for the Company’s operating needs, the revolving credit facility may be used for general corporate purposes, including acquisitions, if necessary.

As part of the Company’s contractual agreement with a customer, HMS has an outstanding irrevocable letter of credit for $3.0 million, which HMS established against the revolving credit facility. The expiration date of the letter of credit is June 30, 2017.

9.	Earnings Per Share

Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding during the period. The Company’s dilutive common share equivalents consist of stock options and restricted stock units.

The following table reconciles the basic to diluted weighted average common shares outstanding using the treasury stock method (in thousands, except per share amounts):

	Three Months Ended June 30,
	2016	2015
Net income	$8,566	$5,418

Weighted average common shares outstanding-basic	84,073	88,523
Plus: net effect of dilutive stock options	187	153
Plus: net effect of dilutive restricted stock units	268	232
Weighted average common shares outstanding-diluted	84,528	88,908
Net income per common share-basic	$0.10	$0.06
Net income per common share-diluted	$0.10	$0.06

For the three months ended June 30, 2016 and 2015, 3,207,146 and 2,576,385 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive. For the three months ended June 30, 2016 and 2015, 115,975 and 48,131 restricted stock units, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

	Six Months Ended June 30,
	2016	2015
Net income	$13,126	$8,940

Weighted average common shares outstanding-basic	84,104	88,385
Plus: net effect of dilutive stock options	411	167
Plus: net effect of dilutive restricted stock units	408	219
Weighted average common shares outstanding-diluted	84,923	88,771
Net income per common share-basic	$0.16	$0.10
Net income per common share-diluted	$0.15	$0.10

For the six months ended June 30, 2016 and 2015, 3,243,610 and 2,969,496 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive. For the six months ended June 30, 2016 and 2015, 134,946 and 127,185 restricted stock units, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

10.	Stock-Based Compensation

Long-Term Incentive Award Plans

The Company grants equity-based compensation awards, including options to purchase HMS common stock and restricted stock units, to HMS employees and non-employee directors under the 2016 Omnibus Incentive Plan (the “2016 Omnibus Plan”), which was approved by the Company’s shareholders on June 23, 2016. The 2016 Omnibus Plan replaced and superseded the Company’s Fourth Amended and Restated 2006 Stock Plan, as amended, and the HDI Holdings, Inc. Amended 2011 Stock Option and Stock Issuance Plan.

Stock-based Compensation Expense

Total stock-based compensation expense in the Company’s unaudited Consolidated Statements of Income related to the Company’s long-term incentive award plans was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of services-compensation	$1,210	$1,580	$3,141	$2,922
Selling, general and administrative	3,195	2,243	5,504	4,146
Total	$4,405	$3,823	$8,645	$7,068

Stock Options

The Company’s stock option activity for the six months ended June 30, 2016 was as follows (in thousands, except for weighted average exercise price and weighted average remaining contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at December 31, 2015	5,030	$17.37
Granted	1,029	13.90
Exercised	(299)	4.01
Forfeitures	(66)	17.67
Expired	(98)	24.62
Outstanding at June 30, 2016	5,596	17.32	5.22	12,344
Expected to vest at June 30, 2016	3,791	15.75	5.97	10,094
Exercisable at June 30, 2016	1,718	$20.84	3.52	$2,041

For awards subject to service-based vesting conditions, HMS recognizes stock-based compensation expense, net of estimated forfeitures, equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. For awards subject to both performance-based and service-based vesting conditions, HMS recognizes stock-based compensation expense using the straight-line recognition method when it is probable that the performance condition will be achieved. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of each option grant with service-based vesting conditions was estimated using a Black-Scholes option- pricing valuation model. The awards subject to performance-based vesting conditions granted in 2016 and 2015 are market condition awards as attainment is based on the performance of the Company’s common stock for the relevant performance period. These awards were valued on the date of grant using a Monte Carlo simulation model.

Expected volatilities are calculated based on the historical volatility of the Company’s common stock. Management monitors stock option exercises and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of stock options represents the period of time that options granted are expected to be outstanding. The expected terms of stock options granted are based on the Company’s historical experience for similar types of stock option awards. The risk-free interest rate is based on U.S. Treasury Notes. The weighted average grant-date fair value per share of the stock options granted during the three months ended June 30, 2016 and 2015 was $5.45 and $6.23, respectively. HMS estimated the fair value of each stock option grant on the date of grant using a Black-Scholes option-pricing model and the weighted-average assumptions set forth in the following table:

	Six Months Ended June 30,
	2016	2015
Expected dividend yield	0%	0%
Risk-free interest rate	1.20%	1.65%
Expected volatility	43.90%	38.28%
Expected life (years)	4.90	4.89

During the three months ended June 30, 2016 and 2015, HMS issued 288,717 shares and 29,512 shares, respectively, of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $0.8 million and $0.1 million, respectively.

For the three months ended June 30, 2016 and 2015, stock-based compensation expense for stock options was $2.1 million and $1.7 million, respectively.

Excess tax benefit from the exercise of stock options for the three months ended June 30, 2016 and 2015 was $1.3 million and $7.0 thousand, respectively.

The total intrinsic value of stock options exercised (the difference in the market price of the Company’s common stock on the exercise date and the price paid by the optionees to exercise the options) for the three months ended June 30, 2016 and 2015 was approximately $4.0 million and $0.3 million, respectively.

During the six months ended June 30, 2016 and 2015, HMS issued 298,692 shares and 472,097 shares, respectively, of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $1.2 million and $3.4 million, respectively.

For the six months ended June 30, 2016 and 2015, stock-based compensation expense for stock options was $4.1 million and $3.1 million, respectively.

Excess tax benefit from the exercise of stock options for the six months ended June 30, 2016 and 2015 was $1.3 million and $1.5 million, respectively.

The total intrinsic value of stock options exercised (the difference in the market price of the Company’s common stock on the exercise date and the price paid by the optionees to exercise the options) for the six months ended June 30, 2016 and 2015 was approximately $4.1 million and $5.7 million, respectively.

As of June 30, 2016, there was approximately $15.6 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to stock options outstanding, which is expected to be recognized over a weighted average period of 1.25 years.

Restricted Stock Units

The Company’s restricted stock units activity for the six months ended June 30, 2016 was as follows (in thousands, except for weighted average grant date fair value per unit):

	Number of Units	Weighted Average Grant Date Fair Value per Unit	Aggregate Intrinsic Value
Outstanding balance at December 31, 2015	1,154	$18.85
Granted	587	13.96
Vesting of restricted stock units, net of units withheld for taxes	(150)	18.33
Units withheld for taxes	(78)	18.33
Forfeitures	(50)	17.39
Outstanding balance at June 30, 2016	1,463	$16.88	$25,757

For the three months ended June 30, 2016, HMS granted 24,447 restricted stock units with an aggregate fair market value of $0.4 million. For the three months ended June 30, 2015, HMS granted 70,187 restricted stock units with an aggregate fair market value of $1.2 million.

For the three months ended June 30, 2016 and 2015, stock-based compensation expense for restricted stock units was $2.3 million and $2.2 million, respectively.

For the six months ended June 30, 2016, HMS granted 587,092 restricted stock units with an aggregate fair market value of $8.2 million. For the six months ended June 30, 2015, HMS granted 659,684 restricted stock units with an aggregate fair market value of $11.1 million.

For the six months ended June 30, 2016 and 2015, stock-based compensation expense for restricted stock units was $4.5 million and $4.0 million, respectively.

As of June 30, 2016, 1,307,449 restricted stock units remained unvested and there was approximately $16.4 million of unamortized compensation cost related to these restricted stock units, which is expected to be recognized over the remaining weighted-average vesting period of 1.32 years.

11.	Commitments and Contingencies

Kern Health Systems: In August 2011, in the Superior Court of the State of California, County of Los Angeles, Kern Health Systems (“KHS”) sought to recover in excess of $7.0 million exclusive of interest, attorneys’ fees and costs, against HMS’s wholly owned subsidiary Allied Management Group Special Investigation Unit, Inc. (“AMG”) and two of AMG’s former owners Dennis Demetre and Lori Lewis (collectively, the “Defendants”), jointly and severally, on causes of action for breach of contract, professional negligence, intentional misrepresentation, negligent misrepresentation and unfair business practices under the California Business and Professions Code. In June 2014, the jury issued its verdict in favor of all the Defendants on all causes of action except negligent misrepresentation. On that cause of action, due to an error in the special verdict form, the jury awarded damages to KHS in the sum of $1.38 million, while also finding that KHS failed to prove the required elements of the claim. The court denied the Defendants’ motion to vacate the jury’s verdict and resulting judgment, and further awarded each side certain costs but denied AMG recovery of its attorneys’ fees sought in the sum of approximately $2.4 million. In August 2014, AMG filed a notice of appeal based on the award of damages to KHS on the negligent misrepresentation claim, and the denial of AMG’s request for attorneys’ fees. Following completion of briefing and oral argument on the appeal, on April 25, 2016, the California Court of Appeal reversed the judgment and remanded the matter to the trial court with directions to enter a new judgment in favor of the Defendants on all causes of action and to award the Defendants their reasonable attorneys’ fees. The decision became final on May 25, 2016. On June 29, 2016, KHS and AMG entered into a settlement agreement resolving all claims made in the litigation.

Dennis Demetre and Lori Lewis: In July 2012, Dennis Demetre and Lori Lewis (the “Plaintiffs”), filed an action in the Supreme Court of the State of New York against HMS Holdings Corp., claiming an undetermined amount of damages alleging that various actions unlawfully deprived the Plaintiffs of the acquisition earn-out portion of the purchase price of AMG under the applicable Stock Purchase Agreement (the “SPA”) and that HMS had breached certain contractual provisions under the SPA. The Plaintiffs filed a second amended complaint with two causes of action for breach of contract and one cause of action for breach of implied covenant of good faith and fair dealing. HMS asserted a counterclaim for breach of contract arising out of the Plaintiffs’ failure to indemnify the Company for costs, including attorneys’ fees arising out of the Company’s defense of the Kern Health Systems matter described above. In January 2016, HMS moved for summary judgment on (i) its remaining counterclaim for breach of contract against the Plaintiffs and (ii) the Plaintiffs’ breach of contract causes of action against HMS. The motions were argued on June 22, 2016. A decision on the motions has not been issued by the court and a trial date has not been set. HMS believes the claims are without merit and will continue to vigorously defend against them.

Restrictive Covenants, Trade Secret, Contract and other Causes of Action in Texas and New York: HMS was the plaintiff in lawsuits filed in August 2014, entitled HMS Holdings Corp., et al. v. Public Consulting Group, Inc., James Gambino and Jason Ramos, in the District Court of Dallas County, Texas (the “Texas Action”), and HMS Holdings Corp., et al. v. Matthew Arendt, Sean Curtin and Danielle Lange, in the New York State Supreme Court, Albany County (the “New York Action”). In July 2015, HMS filed a third related lawsuit, entitled HMS Holdings Corp., et al. v. Elena Moiseenko and Joseph Flora, in the New York State Supreme Court, Albany County (the “Second New York Action”). These suits allege that, in violation of their respective contractual, statutory and common law obligations to the Company, defendants PCG, Flora and former HMS employees Gambino, Ramos, Arendt, Curtin, Lange and Moiseenko unlawfully misappropriated HMS’s confidential, proprietary and trade secret information and committed other wrongdoing. The lawsuits saught damages and injunctive relief and asserted causes of action including breach of contract, breach of fiduciary duty and misappropriation of trade secrets. HMS has sought injunctions in all three lawsuits.

The Company has entered into settlement agreements with the defendants that fully resolved the matters in controversy in these lawsuits. On April 27, 2016, HMS entered into settlement agreements with all defendants other than Flora. On May 4, 2016, the trial court in the Texas Action entered an Agreed Order of Dismissal with Prejudice regarding the lawsuit against defendants PCG, Gambino and Ramos, and the court in the New York Action entered an Order and Judgment on Consent Granting Permanent Injunction against defendants Arendt, Curtin and Lange. On June 24, 2016, HMS entered into a settlement agreement with Flora. On June 29, 2016, the court in the Second New York Action entered an Order and Judgment on Consent Granting Permanent Injunction against Flora. The terms of the settlements were not material to the Company’s financial condition or results of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q and with our 2015 Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, including under “Cautionary Statement Regarding Forward-Looking Statements,” and in Part I, Item 1A. “Risk Factors” of our 2015 Form 10-K.

We operate in the U.S. healthcare insurance benefit cost containment marketplace. We provide coordination of benefits services to government and private healthcare payers and sponsors to ensure that the responsible party pays healthcare claims. Our payment integrity services ensure that healthcare claims are billed accurately and appropriately. Together, these various services help customers recover improper payments, including those from liable third parties; prevent future improper payments; reduce fraud, waste and abuse; and ensure regulatory compliance.

Our customers are state and federal healthcare agencies, including state Medicaid agencies, health plans, including Medicaid managed care, Medicare Advantage and group and individual health lines of business; government and private employers; and other healthcare payers and sponsors. As of June 30, 2016, we served 46 state Medicaid programs and the District of Columbia; federal government health agencies, including CMS and the Veterans Health Administration; and approximately 250 health plans. We additionally served as a subcontractor to certain business outsourcing and technology firms.

The Company has grown both organically and through targeted asset and stock acquisitions. Initially, the Company provided coordination of benefits services to state Medicaid agencies, then expanded its business by providing similar services to managed care organizations when Medicaid began delegating members to those plans. After launching payment integrity services in 2007, HMS grew its product suite and expanded its reach in the marketplace by acquiring IntegriGuard, LLC (2009), Verify Solutions, Inc. (2009), Chapman Kelly, Inc. (2010), HDI (2011) and MedRecovery Management, LLC (2012).

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

Medicaid Expansion: States that expand their Medicaid programs in accordance with the ACA receive federal funding for the total cost of the expansion for a period of three years, and reduced funding thereafter. As of early 2016, approximately two-thirds of the states opted to expand their Medicaid programs as provided under the ACA. According to the CMS National Health Expenditures (“NHE”) Projections, the number of individuals enrolled in Medicaid and the Children’s Health Insurance Program (“CHIP”) is expected to increase from 76.6 million in 2016 to 85.2 million in 2024, with expenditures over the same period expected to increase from $593.3 billion to $999.5 billion. As a result, we currently anticipate continued demand for our cost containment services by states and the managed care organizations with whom they contract with. We believe that our strong history of successful contracting with Medicaid agencies and Medicaid managed care organizations will enable us to continue providing value-added services to help control the escalating costs for this expanded population.

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

Employer-Sponsored Health Coverage: The ACA largely preserves and builds upon the existing employer-sponsored health coverage model. Though not all employers will be required to provide healthcare coverage, large employers (i.e. those with 50 or more full time equivalents) are penalized starting in 2016 if (i) they do not offer coverage (or if they offer coverage that does not meet certain requirements) and (ii) one or more of their full time employees receives a federal tax credit or cost sharing subsidy through a health insurance exchange. Employers will also be prohibited from imposing waiting periods for enrollment of more than 90 days. We expect that we will be able to offer a range of audit services to employers of all sizes, which will be valuable as these employers extend coverage to their employees.

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

For example, our third party liability (“TPL”) services contract with the New Jersey Department of Human Services was originally awarded in January 2008. In July 2015, we received notice from the State of New Jersey Division of Purchase and Property (the “Division”) of its intent to award the new TPL contract to another bidder following a competitive reprocurement. In February 2016, we filed a protest challenging the award. The bidder withdrew its bid in May 2016. The most recent amendment to our current TPL contract with the New Jersey Department of Human Services extends the term through August 31, 2016.

We are also actively involved in the procurement process for the new Medicare RAC contract awards. In November 2015, CMS released a new RFP for recovery audit services that replaces the procurement activities begun in February 2013. In response to the delays, CMS had extended the terms of its current contracts with the Medicare RACs, including HDI, to July 31, 2016. After a delay in the procurement of the new Medicare RAC contract awards, CMS resumed the procurement in April 2016 and we submitted a proposal on May 24, 2016. It remains uncertain as to when the new Medicare RAC contracts will be awarded and the ultimate timing of implementation.

In addition, in August 2014, CMS announced it would settle with hospitals willing to withdraw inpatient status claims currently pending in the RAC appeals process by offering to pay hospitals 68% for all eligible claims they had billed to Medicare. In June 2015, CMS notified HDI that based on the initial lists of finalized settlements, HDI owed CMS approximately $28.6 million due to adjustments in contingency fees pursuant to HDI’s Medicare RAC contract with CMS. HDI previously advised CMS that it disagrees with CMS’ interpretation of the contract and that CMS does not have the contractual right, among other things, to require repayment of fees already paid. In response to the inaccurate and incomplete data in certain backup documentation initially provided by CMS regarding settled claims, HDI provided CMS with data which it believes more accurately reflects the number of claims which were apparently settled. The amount ultimately payable to CMS by HDI remains uncertain as HDI continues to evaluate additional data provided by CMS in connection with its completion of the settlement process. A portion of our reserve for estimated liability for appeals recorded as of June 30, 2016 may apply to this population, and there could be a material negative impact on our future revenue in future periods to the extent that (i) any final determination of amounts owed by HDI to CMS under the current Medicare RAC contract materially exceeds our accrued reserves for such appeals, (ii)  HDI is required to return certain fees which have been paid or (iii) HDI’s ability to collect fees for audits already performed is affected.

Critical Accounting Policies

Since the date of our 2015 Form 10-K for the year ended December 31, 2015, there have been no material changes to our critical accounting policies. Refer to the items disclosed as our Critical Accounting Policies in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2015 Form 10-K.

SUMMARY OF OPERATING RESULTS

Selected Operating Performance and Other Significant Items for the Three Months Ended June 30, 2016

•	Revenue increased $6.7 million, or 5.7% from the same quarter in 2015.
•	Operating income increased $4.6 million, or 39.0% from the same quarter in 2015.
•	Net income increased $3.2 million, or 59.3% from the same quarter in 2015.
•	Diluted earnings per share increased $0.04 or 66.7% from the same quarter in 2015.
•	Shareholders’ equity increased $15.2 million since March 31, 2016.
•	Second quarter 2016 cash flow from operations was $45.1 million.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following table sets forth, for the periods indicated, certain items in our unaudited Consolidated Statements of Income expressed as a percentage of revenue:

	Three Months Ended June 30,
	2016	2015
Revenue	100%	100%
Cost of services:
Compensation	38.3	37.5
Data processing	7.4	8.9
Occupancy	2.9	3.3
Direct project expenses	9.3	11.6
Other operating expenses	5.2	6.1
Amortization of acquisition related software and intangible assets	5.7	6.0
Total cost of services	68.8	73.4
Selling, general and administrative expenses	18.0	16.5
Total operating expenses	86.8	89.9
Operating income	13.2	10.1
Interest expense	(1.7)	(1.7)
Interest income	0.0	0.0
Income before income taxes	11.6	8.4
Income taxes	4.7	3.8
Net income	6.9%	4.6%

Revenue

During the three months ended June 30, 2016, revenue was $123.6 million, an increase of $6.7 million, or 5.7% compared to $116.9 million for the three months ended June 30, 2015. This increase was primarily due to commercial health plan growth, including expansion of services to existing health plan customers, and an increase in the number of new customer contract implementations.

Cost of Services

During the three months ended June 30, 2016, total cost of services as a percentage of revenue was 68.8% compared to 73.4% for the three months ended June 30, 2015. Total cost of services for the three months ended June 30, 2016 was $85.0 million, a decrease of $0.9 million compared to $85.9 million for the three months ended June 30, 2015. This change resulted primarily from decreases in direct project expenses, data processing expenses and other operating costs. These decreases were partially offset by an increase in compensation. Compensation expense is composed of salaries and wages, which include overtime, health benefits, stock option expense, performance awards, commissions, employer’s share of FICA and fringe benefits.

Selling, General and Administrative Expense (“SG&A”)

During the three months ended June 30, 2016, SG&A expense as a percentage of revenue was 18.0% compared to 16.5% for the three months ended June 30, 2015. SG&A expense for the three months ended June 30, 2016 was $22.2 million, an increase of $2.9 million, or 15.0% compared to $19.3 million for the three months ended June 30, 2015. This change resulted from a $1.9 million increase in compensation and stock-based compensation expense. SG&A expense also increased $3.2 million due to an increase in the provision for bad debt expense. These increases were partially offset by a $2.7 million decrease in legal expense related to the settlement of litigation and certain disputes. See Note 11, Commitments and Contingencies.

Operating Income

During the three months ended June 30, 2016 operating income was $16.4 million, an increase of $4.6 million, or 39.0%, compared to operating income of $11.8 million for the three months ended June 30, 2015.

Interest Expense

During the three months ended June 30, 2016, interest expense was $2.1 million, an increase of $0.2 million, compared to $1.9 million for the three months ended June 30, 2015. Interest expense represents borrowings under our revolving credit facility, interest on debt, commitment fees, letter of credit fees and amortization of deferred financing costs.

Income Taxes

We recorded income tax expense of $5.7 million for the three months ended June 30, 2016, compared to income tax expense of $4.4 million for the three months ended June 30, 2015, an increase of $1.3 million. Income before taxes increased $4.5 million for the current quarter over income before taxes in the same period in the prior year, which caused an increase in our tax expense. Additionally, our effective tax rate decreased to 40.1% for the three months ended June 30, 2016 compared to 44.8% for the three months ended June 30, 2015 primarily due to state taxes and permanent differences. The principal differences between our statutory rate and our effective rate are state taxes, interest on unrecognized tax benefits, and permanent items.

Net Income

During the three months ended June 30, 2016, net income was $8.6 million which represents an increase of $3.2 million compared to net income for the three months ended June 30, 2015 of $5.4 million.

SUMMARY OF OPERATING RESULTS

Selected Operating Performance and Other Significant Items for the Six Months Ended June 30, 2016

•	Revenue increased $16.0 million, or 7.0% compared to the first half of 2015.
•	Operating income increased $6.6 million, or 33.5% compared to the first half of 2015.
•	Net income increased $4.2 million, or 47.2% compared to the first half of 2015.
•	Diluted earnings per share increased $0.05 or 50% compared to the first half of 2015.
•	Shareholders’ equity increased $22.4 million since December 31, 2015.
•	Cash flow from operations was $45.7 million.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following table sets forth, for the periods indicated, certain items in our unaudited Consolidated Statements of Income expressed as a percentage of revenue:

	Six Months Ended June 30,
	2016	2015
Revenue	100%	100%
Cost of services:
Compensation	38.5	38.7
Data processing	7.7	9.0
Occupancy	3.0	3.4
Direct project expenses	10.7	10.6
Other operating expenses	5.0	6.1
Amortization of acquisition related software and intangible assets	5.8	6.2
Total cost of services	70.6	74.0
Selling, general and administrative expenses	18.6	17.3
Total operating expenses	89.2	91.3
Operating income	10.8	8.7
Interest expense	(1.7)	(1.7)
Interest income	0.0	0.0
Income before income taxes	9.1	7.0
Income taxes	3.7	3.0
Net income	5.4%	4.0%

Revenue

During the six months ended June 30, 2016, revenue was $243.3 million, an increase of $16.0 million, or 7.0% compared to $227.3 million for the six months ended June 30, 2015. This increase was primarily due to commercial health plan growth, including expansion of services to existing health plan customers, an increase in the number of new customer contract implementations and higher Medicare RAC revenue; partially offset by a decrease in state government revenue in part due to the significant decrease in lives due to the ACA expansion and its resulting impact on state revenue in 2015 and the first half of 2016.

Cost of Services

During the six months ended June 30, 2016, total cost of services as a percentage of revenue was 70.6% compared to 74.0% for the six months ended June 30, 2015. Total cost of services for the six months ended June 30, 2016 was $171.9 million, an increase of $3.6 million, or 2.1% compared to $168.3 million for the six months ended June 30, 2015. This change resulted primarily from increases in compensation and direct project expenses. Compensation expense is composed of salaries and wages, which include overtime, health benefits, stock option expense, performance awards, commissions, employer’s share of FICA and fringe benefits. Direct project expenses increased as a result of increases in subcontractor fees, data costs and chart fees. Partially offsetting these increases were decreases in professional fees and data processing expense.

Selling, General and Administrative Expense (“SG&A”)

During the six months ended June 30, 2016, SG&A expense as a percentage of revenue was 18.6% compared to 17.3% for the six months ended June 30, 2015. SG&A expense for the six months ended June 30, 2016 was $45.2 million, an increase of $6.0 million, or 15.3% compared to $39.2 million for the six months ended June 30, 2015. This change resulted from a $4.1 million increase in compensation and stock-based compensation expense. SG&A expense also increased $6.6 million due to an increase in the provision for bad debt expense. The increase in SG&A expense was offset by a $4.8 million decrease in legal expense related to the settlement of litigation and certain disputes. See Note 11, Commitments and Contingencies.

Operating Income

During the six months ended June 30, 2016, operating income was $26.3 million, an increase of $6.6 million, or 33.5%, compared to operating income of $19.7 million for the six months ended June 30, 2015.

Interest Expense

During the six months ended June 30, 2016, interest expense was $4.2 million, an increase of $0.3 million, compared to $3.9 million for the six months ended June 30, 2015. Interest expense represents borrowings under our revolving credit facility, interest on debt, commitment fees, letter of credit fees and amortization of deferred financing costs.

Income Taxes

We recorded income tax expense of $9.1 million for the six months ended June 30, 2016, compared to income tax expense of $6.9 million for the six months ended June 30, 2015, an increase of $2.2 million. Income before taxes increased $6.3 million for the six months ended June 30, 2016 over income before taxes in the same period in the prior year, which caused an increase in our tax expense. Additionally, our effective tax rate decreased to 40.8% for the six months ended June 30, 2016 compared to 43.6% for the six months ended June 30, 2015 primarily due to a change state taxes and permanent differences. The principal differences between our statutory rate and our effective rate are state taxes, interest on unrecognized tax benefits, and permanent items.

Net Income

During the six months ended June 30, 2016, net income was $13.1 million which represents an increase of $4.2 million compared to net income for the six months ended June 30, 2015 of $8.9 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. The near-term outlook for our business remains strong, and we currently expect to generate substantial cash flows from operations throughout the remainder of 2016. We believe that expected cash flows from operations, available cash and cash equivalents and funds available under our revolving credit facility under the Credit Agreement will be sufficient to meet our financial commitments for the next year, whichinclude:

•	the working capital requirements of our operations;

•	investments in our business;
•	repurchases of treasury stock; and
•	business development activities.

We may need to access debt and equity markets in the future if unforeseen costs or opportunities arise, to fund acquisitions or to repay indebtedness under the Credit Agreement, which matures in May 2018. If we need to obtain new debt or equity financing in the future, the terms and availability of such financing may be impacted by economic and financial market conditions as well as our financial condition and results of operations at the time we seek additional financing.

Our cash and cash equivalents, working capital and available borrowings under our credit facility (based upon the borrowing base and financial covenants in our Credit Agreement) at June 30, 2016 and December 31, 2015 were as follows:

(In thousands)	June 30, 2016	December 31, 2015
Cash and cash equivalents	$187,884	$145,610
Working capital	$285,560	$247,916
Available borrowings under credit facility	$188,460	$121,204

A summary of our cash flows is as follows:

	Six Months Ended June 30,
(In thousands)	2016	2015
Net cash provided by operating activities	$45,748	$20,090
Net cash used in investing activities	(4,874)	(6,362)
Net cash provided by financing activities	1,400	3,585
Net increase in cash and cash equivalents	$42,274	$17,313

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2016 was $45.7 million, an increase of $25.7 million as compared to net cash provided by operating activities of $20.1 million for the six months ended June 30, 2015. The increase in operating cash flow is primarily attributable to collections of accounts receivable. Additionally, the number of Days Sales Outstanding decreased from the prior year period by 18 days from 129 days for the six months ended June 30, 2015 to 111 days for the six months ended June 30, 2016 as a result of stronger cash collections.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 was $4.9 million, a $1.5 million decrease compared to net cash used in investing activities of $6.4 million for the six months ended June 30, 2015. The decrease primarily related to a $2.9 million reduction in purchases of property and equipment, partially offset by a $1.4 million increase in investment in capitalized software.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 was $1.4 million, a $2.2 million decrease from net cash provided by financing activities of $3.6 million for the six months ended June 30, 2015. This decrease was primarily attributable to a $2.2 million reduction in proceeds from exercise of stock options.

Contractual Obligations

There have been no material changes in our contractual obligations as presented in our 2015 Form 10-K.

Recently Issued Accounting Pronouncements

See “Recently Issued Accounting Pronouncements” in Note 2 of the unaudited Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2016, we were not a party to any derivative financial instruments. We conduct all of our business in U.S. currency and therefore, do not have direct foreign currency risk. We are exposed to changes in interest rates, primarily with respect to our revolving credit facility under our Credit Agreement. If the effective interest rate for all of our variable rate debt were to increase by 100 basis points (1%), our annual interest expense would increase by a maximum of $2.0 million based on our debt balances at June 30, 2016. Further, we currently invest substantially all of our excess cash in short-term investments, primarily money market accounts, where returns effectively reflect current interest rates. As a result market interest rate changes may impact our interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of borrowings or excess cash balances. We do not consider this risk to be material. We manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost- benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that their objectives were met as of the end of the period covered by this Quarterly Report on Form 10-Q.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit Number	Description
3.1	Conformed copy of Certificate of Incorporation of the Company, as amended through July 9, 2015 (incorporated by reference to Exhibit 3.1 to Company’s Quarterly Report on Form 10-Q (File No. 000-50194) as filed with the SEC on August 10, 2015)
3.2	Amended and Restated Bylaws of the Company dated May 4, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000- 50194) as filed with the SEC on May 5, 2016)
10.1†	HMS Holdings Corp. 2016 Annual Incentive Compensation Plan as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8- K (File No. 000-50194) as filed with the SEC on June 27, 2016)
10.2†	HMS Holdings Corp. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000- 50194) as filed with the SEC on June 27, 2016)
10.3†*	HMS Holdings Corp. Director Deferred Compensation Plan, as amended through June 29, 2016
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1‡	Section 1350 Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2‡	Section 1350 Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

____________________

† Indicates a management contract or compensatory plan, contract or arrangement

* Filed herewith

‡ Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2016	HMS HOLDINGS CORP.

	By:	/s/ WILLIAM C. LUCIA
William C. Lucia
President and Chief Executive Officer and Duly Authorized Officer
(Principal Executive Officer)

	By:	/s/ JEFFREY S. SHERMAN
Jeffrey S. Sherman
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

HMS Holdings Corp. and Subsidiaries

Exhibit Index

Exhibit Number	Description
3.1	Conformed copy of Certificate of Incorporation of the Company, as amended through July 9, 2015 (incorporated by reference to Exhibit 3.1 to Company’s Quarterly Report on Form 10-Q (File No. 000-50194) as filed with the SEC on August 10, 2015)
3.2	Amended and Restated Bylaws of the Company dated May 4, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000- 50194) as filed with the SEC on May 5, 2016)
10.1†	HMS Holdings Corp. 2016 Annual Incentive Compensation Plan as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8- K (File No. 000-50194) as filed with the SEC on June 27, 2016)
10.2†	HMS Holdings Corp. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000- 50194) as filed with the SEC on June 27, 2016)
10.3†*	HMS Holdings Corp. Director Deferred Compensation Plan, as amended through June 29, 2016
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1‡	Section 1350 Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2‡	Section 1350 Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_______________________

† Indicates a management contract or compensatory plan, contract or arrangement

* Filed herewith

‡ Furnished herewith

