Form 10-Q
period 2016-09-30
HMS HOLDINGS CORP
filed 2016-11-09
CIK 1196501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 4, 2016, there were approximately 84,658,861 shares of the registrant’s common stock (par value $0.01 per share) outstanding.

HMS HOLDINGS CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

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

We cannot guarantee that any forward-looking statement will be realized. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. We caution you, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. These risks and uncertainties include, among other things, changes in the U.S. healthcare environment or healthcare financing system; negative or reduced growth rate of spending on Medicaid/Medicare; our ability to retain customers or the loss of one or more major customers; the unexpected reduction in scope or termination of a significant contract; customer dissatisfaction or our non-compliance with contractual provisions or regulatory requirements; our failure to meet performance standards triggering significant costs or liabilities under our contracts; emergence of new competitors or competitors’ introduction of new or superior products or services; intellectual property rights, confidential and proprietary information; the cancellation or delay of procurements or contract implementation due to protests or challenges to government awards; regulatory, budgetary or political actions that affect procurement practices; our ability to continue to secure contracts or favorable contract terms through the competitive bidding process; our ability to execute our business plans or growth strategy; variations in our results of operations; development and implementation of new product solutions or new process improvements; the risk that guidance may not be achieved; our ability to maintain effective information and technology systems and networks, and to protect them from damage, interruption or breach, including cyber-security breaches and other disruptions; our failure to comply with applicable laws and regulations governing the conduct of certain electronic health transactions and the confidentiality of individually identifiable health information or to protect such information from theft and misuse; the nature of investment and acquisition opportunities we are pursuing, and the successful execution of such investments and acquisitions; our ability to successfully integrate acquired businesses; the failure to realize the full value of goodwill or intangible assets from acquisitions; negative results of government or customer reviews, audits or investigations; state or federal limitations related to the outsourcing of certain government programs or functions; our reliance on subcontractors, vendors or other third party providers and sources to perform services; pending or threatened litigation; unfavorable outcomes in legal proceedings; restrictions on bidding or performing certain work due to perceived conflicts of interests; our ability to attract and retain qualified employees and key personnel and to manage leadership transitions effectively; our cash flows from operations, available cash and ability to generate sufficient cash to cover our interest and principal payments under our credit facility or to borrow or use credit; unanticipated changes in our effective tax rates; unanticipated increases in the number or amount of claims for which we are self-insured; the market price of our common stock and lack of dividend payments; risks related to internal control over financial reporting; and anti-takeover provisions in our corporate governance documents. These and other risks are discussed under the headings “Part I, Item 1. Business,” “Part I, Item 1A, Risk Factors” and “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2015 and in other documents we file with the Securities and Exchange Commission.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$171,519	$145,610
Accounts receivable, net of allowance for doubtful accounts of $3,017 and $4,849, and estimated allowance for appeals of $7,035 and $6,614, at September 30, 2016 and December 31, 2015, respectively	161,499	169,146
Prepaid expenses	13,205	11,261
Net deferred tax assets	7,532	7,460
Income tax receivable	11,494	-
Other current assets	716	3,051
Total current assets	365,965	336,528
Property and equipment, net	91,532	96,551
Goodwill	378,575	361,468
Intangible assets, net	42,628	54,308
Deferred financing costs, net	3,310	4,873
Other assets	2,920	4,329
Total assets	$884,930	$858,057

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$43,923	$51,661
Estimated liability for appeals	30,182	33,078
Income taxes payable	-	3,873
Total current liabilities	74,105	88,612
Long-term liabilities:
Revolving credit facility	197,796	197,796
Net deferred tax liabilities	32,546	38,421
Deferred rent	5,667	6,006
Other liabilities	9,903	2,520
Total long-term liabilities	245,912	244,743
Total liabilities	320,017	333,355

Commitments and contingencies (Note 11)

Shareholders' equity:
Preferred stock -- $0.01 par value; 5,000,000 shares authorized; none issued	-	-
Common stock -- $0.01 par value; 175,000,000 shares authorized; 95,928,520 shares issued and 84,654,774 shares outstanding at September 30, 2016; 95,263,461 shares issued and 83,989,715 shares outstanding at December 31, 2015	959	952
Capital in excess of par value	343,861	330,290
Retained earnings	315,107	288,474
Treasury stock, at cost -- 11,273,746 shares at September 30, 2016 and December 31, 2015	(95,014)	(95,014)

Total shareholders' equity	564,913	524,702

Total liabilities and shareholders' equity	$884,930	$858,057

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$124,604	$118,444	$367,916	$345,702
Cost of services:
Compensation	48,298	43,628	142,042	131,578
Data processing	9,541	10,023	28,269	30,506
Occupancy	3,388	4,188	10,647	12,001
Direct project expenses	10,997	12,702	36,952	36,752
Other operating expenses	8,465	6,551	20,649	20,442
Amortization of acquisition related software and intangible assets	6,390	7,041	20,416	21,135
Total cost of services	87,079	84,133	258,975	252,414
Selling, general and administrative expenses	24,875	21,295	70,033	60,539
Total operating expenses	111,954	105,428	329,008	312,953
Operating income	12,650	13,016	38,908	32,749
Interest expense	(2,121)	(1,948)	(6,313)	(5,842)
Interest income	105	11	215	34
Income before income taxes	10,634	11,079	32,810	26,941
Income tax (benefit) expense	(2,874)	4,217	6,177	11,139
Net income	$13,508	$6,862	$26,633	$15,802

Basic income per common share:
Net income per common share -- basic	$0.16	$0.08	$0.32	$0.18
Diluted income per common share:
Net income per common share -- diluted	$0.16	$0.08	$0.31	$0.18
Weighted average shares:
Basic	84,101	87,299	84,338	88,019
Diluted	84,853	87,792	85,993	88,451

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock				Treasury Stock
	# of Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	# of Shares	Amount	Total Shareholders' Equity
Balance at December 31, 2015	95,263,461	$952	$330,290	$288,474	11,273,746	$(95,014)	$524,702
Net income	-	-	-	26,633	-	-	26,633
Stock-based compensation expense	-	-	10,747		-	-	10,747
Exercise of stock options	510,466	5	3,591	-	-	-	3,596
Vesting of restricted stock units, net of shares withheld for employee tax	154,593	2	(1,092)	-	-	-	(1,090)
Net exercises	-	-	(656)				(656)
Excess tax benefit from exercise of stock options	-	-	1,851	-	-	-	1,851
Tax shortfall due to exercise of stock options and vesting of restricted stock units	-	-	(496)	-	-	-	(496)
Deferred tax asset reversal for unexercised stock options	-	-	(374)	-	-	-	(374)
Balance at September 30, 2016	95,928,520	$959	$343,861	$315,107	11,273,746	$(95,014)	$564,913

See accompanying notes to the unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net income	$26,633	$15,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	18,875	23,228
Amortization of intangible assets	15,101	15,226
Amortization of deferred financing costs	1,563	1,563
Stock-based compensation expense	10,747	10,208
Excess tax benefit from exercised stock options	(1,851)	(1,477)
Deferred income taxes	(5,902)	(8,925)
(Gain) / loss on disposal of assets	(970)	40
Changes in operating assets and liabilities:
Accounts receivable	8,534	(17,051)
Prepaid expenses	(1,905)	1,186
Prepaid income taxes	-	6,619
Other current assets	2,579	162
Other assets	(37)	(229)
Income taxes (receivable) payable	(13,516)	4,182
Accounts payable, accrued expenses and other liabilities	(2,584)	(8,174)
Estimated liability for appeals	(2,896)	(1,907)
Net cash provided by operating activities	54,371	40,453
Investing activities:
Acquisition of a business, net of cash acquired	(20,910)	-
Proceeds from sale of cost basis investment	2,496	-
Purchases of land, property and equipment	(8,796)	(5,903)
Investment in capitalized software	(4,910)	(1,985)
Net cash used in investing activities	(32,120)	(7,888)
Financing activities:
Purchase of treasury stock	-	(25,000)
Proceeds from exercise of stock options	2,940	4,188
Excess tax benefit from exercised stock options	1,851	1,477
Payments of tax withholdings on behalf of employees for net-share settlement for stock-based compensation	(1,090)	(635)
Payments on capital lease obligations	(43)	(907)
Net cash provided by (used in) financing activities	3,658	(20,877)
Net increase in cash and cash equivalents	25,909	11,688
Cash and Cash Equivalents
Cash and cash equivalents at beginning of year	145,610	133,116
Cash and cash equivalents at end of period	$171,519	$144,804

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$19,478	$13,619
Cash paid for interest	$4,597	$5,295

Supplemental disclosure of non-cash activities:
Change in balance of accrued property and equipment purchases	$(176)	$392

See accompanying notes to the unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2016 and 2015

(unaudited)

1.	Basis of Presentation

HMS Holdings Corp., through its subsidiaries (collectively, the “Company” or “HMS”) provides coordination of benefits services to government and private healthcare payers and sponsors to ensure that the responsible party pays healthcare claims. Additionally, the Company’s payment integrity services ensure that healthcare claims billed are accurate and appropriate. The Company's care management technology helps risk-bearing organizations manage the care delivered to their members. Together these various services help customers recover amounts from liable third parties; prevent future improper payments; reduce fraud, waste and abuse; ensure regulatory compliance; and improve outcomes.

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

The preparation of the Company’s unaudited consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, primarily accounts receivable, intangible assets, fixed assets, accrued expenses, estimated allowance for appeals, estimated liability for appeals, the disclosure of contingent liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. The Company’s actual results could differ from those estimates.

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

Recently Adopted Accounting Pronouncements

The Company adopted Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” and ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. The Company made a policy election to continue recording the deferred costs as an asset, as allowed for revolving credit agreements. As the Company only has a line-of-credit arrangement, the adoption of this ASU did not change in the Company’s accounting for debt issuance costs related to such line of credit and had no impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which finalizes Proposed ASU No. 2015-250 of the same name, and suggests guidance for stakeholders on identifying performance obligations and licenses in customer contracts. The amendments in ASU 2016-10 impact entities with transactions that include contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration, and they require entities to recognize revenue by following certain steps, including: (1) identifying the contract(s) with a customer; (2) identifying the performance obligations in a contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when, or as, the entity satisfies a performance obligation. The amendments are effective for annual reporting periods beginning after December 15, 2017, and for interim periods within those annual periods. The Company is currently evaluating the impact of adopting this guidance but does not expect this amendment to have a significant impact on the Company’s consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statements of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The amendments clarify where certain cash receipts and cash payments are presented and classified in the statement of cash flows. Current guidance does not include specific guidance on the eight classification issues presented in the amendments, which will reduce diversity in practice with respect to classification and presentation of such cash receipts and payments. The amendments are effective for annual reporting periods beginning after December 15, 2017, and for interim reporting periods within such annual periods. The Company is currently evaluating the impact of adopting this guidance.

3.	Accounts Receivable and Allowance for Doubtful Accounts:

The Company’s accounts receivable, net, consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Accounts receivable	$164,516	$173,995
Allowance for doubtful accounts	(3,017)	(4,849)
Accounts receivable, net	$161,499	$169,146

A summary of the activity in the allowance for doubtful accounts is as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Balance--beginning of period	$4,849	$1,898
Provision--allowance for doubtful accounts	8,674	1,295
Charge-offs	(10,614)	(521)
Recoveries	108	-
Balance--end of period	$3,017	$2,672

4.	Intangible Assets and Goodwill

Intangible assets consisted of the following (in thousands, except for useful life):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (years)
September 30, 2016
Customer relationships	$102,924	$(68,277)	$34,647	5	-	10
Restrictive covenants	16,931	(16,103)	828	3	-	7
Trade name	17,102	(11,985)	5,117	3	-	5
Intellectual property	2,070	(34)	2,036		5
Total	$139,027	$(96,399)	$42,628

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (years)
December 31, 2015
Customer relationships	$101,806	$(57,497)	$44,309	5	-	10
Restrictive covenants	16,800	(13,580)	3,220	3	-	7
Trade name	17,000	(10,221)	6,779	3	-	5
Total	$135,606	$(81,298)	$54,308

Amortization expense of intangible assets is expected to approximate the following (in thousands):

Year ending December 31,
Remainder of 2016	$5,018
2017	17,276
2018	16,655
2019	2,215
2020	761
Thereafter	703

For the three and nine months ended September 30, 2016 amortization expense related to intangible assets was $5.0 million and $15.1 million, respectively. For the three and nine months ended September 30, 2015 amortization expense related to intangible assets was $5.0 million and $15.2 million, respectively.

On September 2, 2016, the Company acquired the outstanding capital stock of Essette, Inc. (“Essette”), a care management technology company which helps risk-bearing organizations manage the care delivered to their members, for aggregate consideration of $23.1 million, which is primarily comprised of cash payments of $21.5 million. To fund the purchase price, the Company utilized cash on hand. The acquisition is subject to adjustment based upon the final amount of adjusted working capital of Essette at closing.

The Company allocated the purchase price, net of cash acquired, a) to, at their acquisition date fair values, the following tangible assets: net deferred tax assets of $0.9 million and other net assets of $0.1 million and b) to, at their acquisition date fair values, the following amortizing intangible assets: intellectual property of $2.1 million, customer relationships of $1.1 million, restrictive covenants of $0.1 million, and trade name of $0.1 million. Goodwill of $17.1 million represents the excess purchase price over the net identifiable tangible and intangible assets. The intangible assets are valued using various methods which requires several judgements, including growth rates, discount rates, customer attrition rates, and expected levels of revenues, earnings, cash flows and tax rates. The intangible assets are amortized over their estimated useful lives on a straight-line basis and are not expected to be deductible for taxable purposes. The goodwill recognized from the acquisition was a result of expected synergies to be realized from future revenue growth, is not expected to be deductible for tax purposes, has an indefinite useful life and will be included in the Company’s annual impairment testing. Contingent consideration, up to an aggregate maximum $12.0 million, will be payable in calendar years 2017, 2018, or 2019, respectively, should Essette achieve certain revenue targets as defined in the stock purchase agreement. The amounts shown above, including goodwill and contingent consideration, may change in the near term as management continues to assess the fair value of acquired assets and liabilities.

The acquisition was not significant to the Company’s consolidated financial statements; therefore, pro forma historical results of the immaterial operations related to this business acquisition for the year ended December 31, 2015 have not been presented. The immaterial results of Essette’s operations since September 2, 2016 have been included in the Company’s consolidated financial statements.

5.	Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	September 30, 2016	December 31, 2015

Accounts payable, trade	$8,518	$7,790
Accrued compensation and other	20,590	21,948
Accrued operating expenses	14,815	21,923
Total accounts payable, accrued expenses and other liabilities	$43,923	$51,661

6.	Income Taxes

The Company’s effective tax rate decreased to (27.0%) for the three months ended September 30, 2016 from 38.1% for the three months ended September 30, 2015. The Company’s effective tax rate decreased to 18.8% for the nine months ended September 30, 2016 from 41.3% for the nine months ended September 30, 2015. The decrease in effective tax rates for the three and nine months ended September 30, 2016 was primarily due to the Company’s recognition of a tax benefit in the third quarter of 2016 for the Research and Development tax credits (the “R&D Credits”) and the U.S. production activities deduction (the “Section 199 Deduction”), as discussed below. The principal differences between the statutory rate and our effective rate include the R&D Credits, the Section 199 Deduction, other permanent items, interest on unrecognized tax benefits, and changes in state taxes.

As a result of an analysis to determine whether certain activities the Company performs qualify for (i) the R&D Credits provided in Internal Revenue Code (“IRC”) Section 41 and (ii) the Section 199 Deduction provided in IRC Section 199, the Company concluded that such activities qualify for the R&D Credits and the Section 199 Deduction. During the third quarter of 2016, the Company determined it was economically viable to claim the R&D Credits and Section 199 Deduction for all open tax years.

During the quarter ended September 30, 2016, the Company recognized a net tax benefit of $2.1 million for federal and state R&D Credits relating to a) tax years 2012 through 2015 and b) an estimated year-to-date tax benefit for federal and state R&D Credits for the 2016 tax year.

Additionally, the Company recognized a net tax benefit of $5.2 million for the federal Section 199 Deduction relating to a) tax years 2012 through 2015 and b) an estimated year-to-date tax benefit for the Section 199 Deduction for the 2016 tax year.

During the three and nine months ended September 30, 2016, the Company utilized $1.3 million and $4.9 million, respectively, in tax deductions arising from stock-based compensation, which resulted in an excess tax benefit of $0.5 million and $1.9 million, respectively, that was recorded to capital in excess of par value and an offsetting reduction to taxes payable.

As of September 30, 2016 and December 31, 2015, the total amount of unrecognized tax benefits was approximately $7.4 million and $1.3 million, respectively (net of the federal benefit for state issues) that, if recognized, would favorably affect the Company’s future effective tax rate. As of September 30, 2016 and December 31, 2015, the accrued liability for interest expense and penalties related to unrecognized tax benefits was $0.7 million and $0.4 million, respectively. HMS includes interest expense and penalties in the provision for income taxes in the unaudited Consolidated Statements of Income. The amount of interest expense (net of federal and state income tax benefits) and penalties in the unaudited Consolidated Statements of Income for the nine months ended September 30, 2016 and 2015 was $0.3 million and an immaterial amount, respectively. The Company believes it is reasonably possible that the amount of unrecognized tax benefits may decrease by $1.0 million over the next 12 months, due to the expiration of the statute of limitations in various state jurisdictions.

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

Under the Company’s Medicare Recovery Audit Contractor (“RAC”) contract with the Centers for Medicare & Medicaid Services (“CMS”), held by the Company’s wholly owned subsidiary HealthDataInsights, Inc. (“HDI”) and certain contracts for commercial health plan customers, HMS recognizes revenue when claims are sent to the customer for offset against future claims payments. Providers and health plan customers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of the customer. HMS accrues an estimated liability for appeals based on the amount of revenue that is subject to appeals, closures or other adjustments and which HMS estimates are probable of being returned to providers following a successful appeal. The Company’s estimates are based on the Company’s historical experience with appeals. The estimated liability for appeals represents the Company’s estimate of the potential amount of repayments related to appeals of claims, closures and other adjustments for which revenue was previously collected.

A summary of the activity in the estimated liability for appeals and estimated allowance for appeals is as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Balance--beginning of period	$39,692	$41,623
Provision	3,855	5,333
Appeals found in providers favor	(6,330)	(6,999)
Balance--end of period	$37,217	$39,957

8.	Credit Agreement

In May 2013, HMS entered into a $500 million five-year, amended and restated revolving credit agreement (the “Credit Agreement”) with certain financial institutions and Citibank, N.A. as Administrative Agent (“Citibank”). The Credit Agreement is guaranteed by the Company’s material 100% owned subsidiaries as designated by the Company from time to time or as required under the Credit Agreement (the “Guarantors”). No principal payments were made against the Company’s revolving credit facility during the nine months ended September 30, 2016 and 2015. The $197.8 million principal balance of the Company’s revolving credit facility is due in May 2018.

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

The Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants and events of default. The Credit Agreement requires HMS to comply, on a quarterly basis, with certain principal financial covenants, including a maximum consolidated leverage ratio of 3.25:1.00 and a minimum interest coverage ratio of 3.00:1.00. As of September 30, 2016, HMS was in compliance with all of the terms of the Credit Agreement.

The interest rates applicable to the revolving credit facility are, at the Company’s option, either (i) the LIBOR multiplied by the statutory reserve rate plus an interest margin ranging from 1.50% to 2.25% based on HMS’s consolidated leverage ratio, or (ii) a base rate (which is equal to the greatest of (a) Citibank’s prime rate, (b) the federal funds effective rate plus 0.50% and (iii) the one-month LIBOR plus 1.00% plus an interest margin ranging from 0.50% to 1.25% based on the Company’s consolidated leverage ratio). The applicable interest rate was 2.38% at September 30, 2016. HMS pays an unused commitment fee on the revolving credit facility during the term of the Credit Agreement ranging from 0.375% to 0.50% per annum based on the Company’s consolidated leverage ratio.

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

The interest expense and the commitment fees on the unused portion of the Company’s revolving credit facility were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest expense	$1,204	$1,027	$3,572	$3,067
Commitment fees	$382	$382	$1,138	$1,131

As of September 30, 2016 and December 31, 2015, the unamortized balance of deferred origination fees and debt issuance costs were $3.3 million and $4.9 million, respectively, recorded in other assets on the Consolidated Balance Sheets. For both the three month periods ended September 30, 2016 and 2015, HMS amortized $0.5 million of interest expense related to the Company’s deferred origination fees and debt issue costs. For both the nine month periods ended September 30, 2016 and 2015, HMS amortized $1.5 million of interest expense related to the Company’s deferred origination fees and debt issue costs.

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

The following table reconciles the basic to diluted weighted average common shares outstanding using the treasury stock method (in thousands, except per share amounts):

	Three Months Ended September 30,
	2016	2015
Net income	$13,508	$6,862

Weighted average common shares outstanding-basic	84,101	87,299
Plus: net effect of dilutive stock options	371	94
Plus: net effect of dilutive restricted stock units	381	399
Weighted average common shares outstanding-diluted	84,853	87,792
Net income per common share-basic	$0.16	$0.08
Net income per common share-diluted	$0.16	$0.08

For the three months ended September 30, 2016 and 2015, 1,801,989 and 3,708,228 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive. For the three months ended September 30, 2016 and 2015, 35,738 and 71,581 restricted stock units, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

The following table reconciles the basic to diluted weighted average common shares outstanding using the treasury stock method (in thousands, except per share amounts):

	Nine Months Ended September 30,
	2016	2015
Net income	$26,633	$15,802

Weighted average common shares outstanding-basic	84,338	88,019
Plus: net effect of dilutive stock options	1,121	157
Plus: net effect of dilutive restricted stock units	534	275
Weighted average common shares outstanding-diluted	85,993	88,451
Net income per common share-basic	$0.32	$0.18
Net income per common share-diluted	$0.31	$0.18

For the nine months ended September 30, 2016 and 2015, 2,577,286 and 3,490,887 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive. For the nine months ended September 30, 2016 and 2015, 25,036 and 169,682 restricted stock units, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

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

Stock-Based Compensation Expense

Total stock-based compensation expense in the Company’s unaudited Consolidated Statements of Income related to the Company’s long-term incentive award plans was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of services-compensation	$399	$1,298	$3,540	$4,220
Selling, general and administrative	1,703	1,842	7,207	5,988
Total	$2,102	$3,140	$10,747	$10,208

Stock Options

The Company’s stock option activity for the nine months ended September 30, 2016 was as follows (in thousands, except for weighted average exercise price and weighted average remaining contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at December 31, 2015	5,030	$17.37
Granted	1,045	14.00
Exercised	(510)	7.04
Forfeitures	(68)	17.70
Expired	(118)	24.57
Outstanding at September 30, 2016	5,379	17.53	5.17	27,484

Expected to vest at September 30, 2016	3,752	15.75	5.74	24,108
Exercisable at September 30, 2016	1,540	$21.96	3.75	$2,855

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

Expected volatilities are calculated based on the historical volatility of the Company’s common stock. Management monitors stock option exercises and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of stock options represents the period of time that options granted are expected to be outstanding. The expected terms of stock options granted are based on the Company’s historical experience for similar types of stock option awards. The risk-free interest rate is based on U.S. Treasury Notes. The weighted average grant-date fair value per share of the stock options granted during the nine months ended September 30, 2016 and 2015 was $5.49 and $5.45, respectively. HMS estimated the fair value of each stock option grant on the date of grant using a Black-Scholes option-pricing model and the weighted-average assumptions set forth in the following table:

	Nine Months Ended September 30,
	2016	2015
Expected dividend yield	0%	0%
Risk-free interest rate	1.20%	1.55%
Expected volatility	43.91%	41.77%
Expected life (years)	4.90	4.90

During the three months ended September 30, 2016 and 2015, HMS issued 211,774 shares and 105,462 shares, respectively, of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $2.4 million and $0.8 million, respectively.

For the three months ended September 30, 2016 and 2015, stock-based compensation expense for stock options was $1.2 million and $1.4 million, respectively.

Excess tax benefit from the exercise of stock options for the three months ended September 30, 2016 and 2015 was $0.5 million and $21,000, respectively.

The total intrinsic value of stock options exercised (the difference in the market price of the Company’s common stock on the exercise date and the price paid by the optionees to exercise the options) for the three months ended September 30, 2016 and 2015 was approximately $2.2 million and $0.2 million, respectively.

During the nine months ended September 30, 2016 and 2015, HMS issued 510,466 shares and 577,559 shares, respectively, of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $3.6 million and $4.2 million, respectively.

For the nine months ended September 30, 2016 and 2015, stock-based compensation expense for stock options was $5.3 million and $4.5 million, respectively.

Excess tax benefit from the exercise of stock options for the nine months ended September 30, 2016 and 2015 was $1.9 million and $1.5 million, respectively.

The total intrinsic value of stock options exercised (the difference in the market price of the Company’s common stock on the exercise date and the price paid by the optionees to exercise the options) for the nine months ended September 30, 2016 and 2015 was approximately $6.3 million and $5.9 million, respectively.

As of September 30, 2016, there was approximately $13.8 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to stock options outstanding, which is expected to be recognized over a weighted average period of 1.03 years.

Restricted Stock Units

The Company’s restricted stock units activity was as follows (in thousands, except for weighted average grant date fair value per unit):

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Outstanding balance at December 31, 2015	1,154	$18.85
Granted	599	14.09
Vesting of restricted stock units, net of units withheld for taxes	(155)	17.98
Units withheld for taxes	(79)	17.98
Forfeitures	(57)	17.16
Outstanding balance at September 30, 2016	1,462	$16.93

For the three months ended September 30, 2016, HMS granted 8,603 restricted stock units with an aggregate fair market value of $0.2 million. For the three months ended September 30, 2015, HMS granted 5,462 restricted stock units with an aggregate fair market value of $49,000.

For the three months ended September 30, 2016 and 2015, stock-based compensation expense for restricted stock units was $0.9 million and $1.7 million, respectively.

For the nine months ended September 30, 2016, HMS granted 598,531 restricted stock units with an aggregate fair market value of $8.4 million. For the nine months ended September 30, 2015, HMS granted 665,326 restricted stock units with an aggregate fair market value of $11.1 million.

For the nine months ended September 30, 2016 and 2015, stock-based compensation expense for restricted stock units was $5.4 million and $5.7 million, respectively.

As of September 30, 2016, 1,292,253 restricted stock units remained unvested and there was approximately $14.6 million of unamortized compensation cost related to these restricted stock units, which is expected to be recognized over the remaining weighted-average vesting period of 1.09 years.

11.	Commitments and Contingencies

Dennis Demetre and Lori Lewis: In July 2012, Dennis Demetre and Lori Lewis (the “Plaintiffs”), filed an action in the Supreme Court of the State of New York against HMS Holdings Corp., claiming an undetermined amount of damages alleging that various actions by HMS unlawfully deprived the Plaintiffs of the acquisition earn-out portion of the purchase price for Allied Management Group Special Investigation Unit (“AMG”) under the applicable Stock Purchase Agreement (the “SPA”) and that HMS had breached certain contractual provisions under the SPA. The Plaintiffs filed a second amended complaint with two causes of action for breach of contract and one cause of action for breach of implied covenant of good faith and fair dealing. HMS asserted a counterclaim for breach of contract arising out of the Plaintiffs’ failure to indemnify the Company for costs, including attorneys’ fees arising out of the Company’s defense of AMG in Kern Health Systems v. AMG, Dennis Demetre and Lori Lewis. As previously reported by the Company, on June 29, 2016, Kern Health Systems and AMG entered into a settlement agreement resolving all claims in the matter. In January 2016, HMS moved for summary judgment on (i) its remaining counterclaim for breach of contract against the Plaintiffs and (ii) the Plaintiffs’ breach of contract causes of action against HMS. The motions were argued on June 22, 2016. A decision on the motions has not yet been issued by the court and a trial date has not been set. HMS believes that the Plaintiffs' claims are without merit and will continue to vigorously defend against them.

From time to time, HMS may be subject to investigations, legal proceedings and other disputes arising in the ordinary course of the Company’s business, including but not limited to regulatory audits, billing and contractual disputes, employment-related matters and post-closing disputes related to acquisitions. Due to the Company’s contractual relationships, including those with federal and state government entities, HMS’s operations, billing and business practices are subject to scrutiny and audit by those entities and other multiple agencies and levels of government, as well as to frequent transitions and changes in the personnel responsible for oversight of the Company’s contractual performance. HMS may have contractual disputes with its customers arising from differing interpretations of contractual provisions that define the Company’s rights, obligations, scope of work or terms of payment, and with associated claims of liability for inaccurate or improper billing for reimbursement of contract fees, or for sanctions or damages for alleged performance deficiencies. Resolution of such disputes may involve litigation or may require that HMS accept some amount of loss or liability in order to avoid customer abrasion, negative marketplace perceptions and other disadvantageous results that could affect the Company’s business, financial condition, results of operations and cash flows.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q and with our 2015 Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, including under “Cautionary Statement Regarding Forward-Looking Statements,” and in Part I, Item 1A. “Risk Factors” and Part II, Item 7A. “ Quantitative and Qualitative Disclosures about Market Risk” of our 2015 Form 10-K.

We operate in the U.S. healthcare insurance benefit cost containment marketplace. We provide coordination of benefits services to government and private healthcare payers and sponsors to ensure that the responsible party pays healthcare claims. Our payment integrity services ensure that healthcare claims are billed accurately and appropriately. Our care management technology helps risk-bearing organizations manage the care delivered to their members. Together, these various services help customers recover improper payments, including those from liable third parties; prevent future improper payments; reduce fraud, waste and abuse; ensure regulatory compliance; and improve outcomes.

Our customers are state and federal healthcare agencies, including state Medicaid agencies, health plans, including Medicaid managed care, Medicare Advantage and group and individual health lines of business; government and private employers; and other healthcare payers and sponsors. As of September 30, 2016, we served 46 state Medicaid programs and the District of Columbia; federal government health agencies, including CMS and the Veterans Health Administration; and approximately 250 health plans. We additionally served as a subcontractor to certain business outsourcing and technology firms.

The Company has grown both organically and through targeted asset and stock acquisitions. Initially, the Company provided coordination of benefits services to state Medicaid agencies, then expanded its business by providing similar services to managed care organizations when Medicaid began delegating members to those plans. After launching payment integrity services in 2007, HMS grew its product suite and expanded its reach in the marketplace by acquiring IntegriGuard, LLC (2009), Verify Solutions, Inc. (2009), Chapman Kelly, Inc. (2010), HDI (2011), MedRecovery Management, LLC (2012), and Essette, Inc. (2016).

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

Medicaid Expansion: States that expand their Medicaid programs in accordance with the ACA receive federal funding for the total cost of the expansion for a period of three years, and reduced funding thereafter. As of early 2016, approximately two-thirds of the states opted to expand their Medicaid programs as provided under the ACA. According to the CMS National Health Expenditures (“NHE”) Projections, the number of individuals enrolled in Medicaid and the Children’s Health Insurance Program (“CHIP”) is expected to increase from 76.6 million in 2016 to 85.2 million in 2025, with expenditures over the same period expected to increase from $593.3 billion to $999.5 billion. As a result, we currently anticipate continued demand for our cost containment services by states and the managed care organizations with whom they contract with. We believe that our strong history of successful contracting with Medicaid agencies and Medicaid managed care organizations will enable us to continue providing value-added services to help control the escalating costs for this expanded population.

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

For example, our third party liability (“TPL”) services contract with the New Jersey Department of Human Services was originally awarded in January 2008. In July 2015, we received notice from the State of New Jersey Division of Purchase and Property (the “Division”) of its intent to award the new TPL contract to another bidder following a competitive reprocurement. In February 2016, we filed a protest challenging the award. The bidder withdrew its bid in May 2016. On September 1, 2016, the Division awarded the new TPL contract to our wholly owned subsidiary, Health Management Systems, Inc. The new contract has an initial term of four years through September 20, 2020, with an option to extend the term for two additional one-year periods.

We are also involved in the procurement process for the new Medicare RAC contract awards. In November 2015, CMS released a new RFP for recovery audit services that replaces the procurement activities begun in February 2013. After a delay in the procurement of the new Medicare RAC contract awards, CMS resumed the procurement in April 2016 and we submitted a proposal. On October 31, 2016, CMS announced the award of RAC Region 4 to our wholly owned subsidiary HMS Federal Solutions. The timeline to finalize the new Medicare RAC contracts and their implementation remains uncertain. Our current Medicare RAC contract requires we provide support services in connection with the appeal process through January 31, 2018.

In addition, in August 2014, CMS announced it would settle with hospitals willing to withdraw inpatient status claims currently pending in the RAC appeals process by offering to pay hospitals 68% for all eligible claims they had billed to Medicare. In June 2015, CMS notified HDI that based on the initial lists of finalized settlements, HDI owed CMS approximately $28.6 million due to adjustments in contingency fees pursuant to HDI’s Medicare RAC contract with CMS. HDI previously advised CMS that it disagrees with CMS’ interpretation of the contract and that CMS does not have the contractual right, among other things, to require repayment of fees already paid. In response to the inaccurate and incomplete data in certain backup documentation initially provided by CMS regarding settled claims, HDI provided CMS with data which it believes more accurately reflects the number of claims which were apparently settled. The amount ultimately payable to CMS by HDI remains uncertain as HDI continues to evaluate additional data provided by CMS in connection with its completion of the settlement process. A portion of our reserve for estimated liability for appeals recorded as of September 30, 2016 may apply to this population, and there could be a material negative impact on our future revenue in future periods to the extent that (i) any final determination of amounts owed by HDI to CMS under the current Medicare RAC contract materially exceeds our accrued reserves for such appeals, (ii) HDI is required to return certain fees which have been paid or (iii) HDI’s ability to collect fees for audits already performed is affected.

Critical Accounting Policies

Since the date of our 2015 Form 10-K for the year ended December 31, 2015, there have been no material changes to our critical accounting policies. Refer to the items disclosed as our Critical Accounting Policies in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2015 Form 10-K.

SUMMARY OF OPERATING RESULTS

Selected Operating Performance and Other Significant Items for the Three Months Ended September 30, 2016

•	Revenue increased $6.2 million, or 5.2% from the same quarter in 2015.
•	Operating income decreased $0.4 million, or 2.8% from the same quarter in 2015.
•	Net income increased $6.6 million, or 96.9% from the same quarter in 2015.
•	Diluted earnings per share increased $0.08 or 103.7% from the same quarter in 2015.
•	Shareholders’ equity increased $17.8 million since June 30, 2016.
•	Third quarter 2016 cash flow from operations was $8.6 million.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following table sets forth, for the periods indicated, certain items in our unaudited Consolidated Statements of Income expressed as a percentage of revenue:

	Three Months Ended September 30,
	2016	2015
Revenue	100%	100%
Cost of services:
Compensation	38.8	36.8
Data processing	7.7	8.5
Occupancy	2.7	3.5
Direct project expenses	8.8	10.7
Other operating expenses	6.8	5.5
Amortization of acquisition related software and intangible assets	5.1	5.9
Total cost of services	69.9	70.9
Selling, general and administrative expenses	20.0	18.0
Total operating expenses	89.9	88.9
Operating income	10.1	11.1
Interest expense	(1.7)	(1.6)
Interest income	0.1	0.0
Income before income taxes	8.5	9.5
Income tax (benefit) expense	(2.3)	3.6
Net income	10.8%	5.9%

Revenue

During the three months ended September 30, 2016, revenue was $124.6 million, an increase of $6.2 million, or 5.2% compared to $118.4 million for the three months ended September 30, 2015. This increase was primarily due to commercial health plan growth of $7.2 million or 13.9% and higher Medicare RAC revenue of $1.3 million or 28.9% partially offset by a decrease in state government revenue of $1.6 million or 2.9%.

Cost of Services

During the three months ended September 30, 2016, total cost of services as a percentage of revenue was 69.9% compared to 70.9% for the three months ended September 30, 2015. Total cost of services for the three months ended September 30, 2016 was $87.1 million, an increase of $2.9 million compared to $84.1 million for the three months ended September 30, 2015. This change resulted primarily from increases in certain compensation expense which includes fringe benefits, salaries and temporary work. These increases were partially offset by a decrease in direct project costs, which includes, subcontractor and chart fees, as well as a decrease in stock compensation expense.

Selling, General and Administrative Expense (“SG&A”)

During the three months ended September 30, 2016, SG&A expense as a percentage of revenue was 20.0% compared to 18.0% for the three months ended September 30, 2015. SG&A expense for the three months ended September 30, 2016 was $24.9 million, an increase of $3.6 million, or 16.8% compared to $21.3 million for the three months ended September 30, 2015. This change resulted from a $3.0 million increase in compensation related expenses. The increase was also attributable to a $0.4 million increase in the provision for bad debt expense.

Operating Income

During the three months ended September 30, 2016 operating income was $12.7 million, a decrease of $0.4 million, or 2.8%, compared to operating income of $13.0 million for the three months ended September 30, 2015.

Interest Expense

During the three months ended September 30, 2016, interest expense was $2.1 million, an increase of $0.2 million, compared to $1.9 million for the three months ended September 30, 2015. Interest expense represents borrowings under our revolving credit facility, interest on debt, commitment fees, letter of credit fees and amortization of deferred financing costs.

Income Taxes

We recorded an income tax benefit of $2.9 million for the three months ended September 30, 2016, compared to income tax expense of $4.2 million for the three months ended September 30, 2015, a decrease of $7.1 million. Income before taxes decreased $0.4 million for the current quarter over income before taxes in the same period in the prior year, which contributed to the decrease in our tax expense. The decrease in tax expense is primarily due to our recognition during the third quarter of 2016 of a tax benefit for the Research and Development tax credits (the “R&D Credits”) and the U.S. production activities deduction (the “Section 199 Deduction”) as discussed in Note 6 of the unaudited Consolidated Financial Statements. Additionally, our effective tax rate decreased to 27% for the three months ended September 30, 2016 compared to 38.1% for the three months ended September 30, 2015 primarily due to our recognition during the third quarter of 2016 of a tax benefit for the R&D Credits and the Section 199 Deduction. The principal differences between the statutory rate and our effective rate include the R&D Credits, the Section 199 Deduction, other permanent items, interest on unrecognized tax benefits, and changes in state taxes.

Net Income

During the three months ended September 30, 2016, net income was $13.5 million which represents an increase of $6.6 million compared to net income for the three months ended September 30, 2015 of $6.9 million.

SUMMARY OF OPERATING RESULTS

Selected Operating Performance and Other Significant Items for the Nine Months Ended September 30, 2016

•	Revenue increased $22.2 million, or 6.4% compared to the first nine months of 2015.
•	Operating income increased $6.2 million, or 18.8% compared to the first nine months of 2015.
•	Net income increased $10.8 million, or 68.5% compared to the first nine months of 2015.
•	Diluted earnings per share increased $0.13 or 73.3% compared to the first nine months of 2015.
•	Shareholders’ equity increased $40.2 million since December 31, 2015.
•	Cash flow from operations was $54.4 million.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following table sets forth, for the periods indicated, certain items in our unaudited Consolidated Statements of Income expressed as a percentage of revenue:

	Nine Months Ended September 30,
	2016	2015
Revenue	100%	100%
Cost of services:
Compensation	38.6	38.1
Data processing	7.7	8.8
Occupancy	2.9	3.5
Direct project expenses	10.0	10.6
Other operating expenses	5.6	5.9
Amortization of acquisition related software and intangible assets	5.5	6.1
Total cost of services	70.3	73.0
Selling, general and administrative expenses	19.0	17.5
Total operating expenses	89.3	90.5
Operating income	10.7	9.5
Interest expense	(1.7)	(1.7)
Interest income	0.1	0.0
Income before income taxes	9.1	7.8
Income tax expense	1.7	3.2
Net income	7.4%	4.6%

Revenue

During the nine months ended September 30, 2016, revenue was $367.9 million, an increase of $22.2 million, or 6.4% compared to $345.7 million for the nine months ended September 30, 2015. This increase was primarily due to commercial health plan growth of $25.8 million or 17.9% and higher Medicare RAC revenue of $7.5 million or 70.0%, partially offset by a decrease in state government revenue of $10.3 million or 6.0%.

Cost of Services

During the nine months ended September 30, 2016, total cost of services as a percentage of revenue was 70.3% compared to 73.0% for the nine months ended September 30, 2015. Total cost of services for the nine months ended September 30, 2016 was $259.0 million, an increase of $6.6 million, or 2.6% compared to $252.4 million for the nine months ended September 30, 2015. This change resulted primarily from increases in certain compensation expense which includes fringe benefits, salaries and temporary work. These increases were partially offset by a decrease in data processing costs and occupancy costs which includes depreciation and rental expense as well as a decrease in stock based compensation.

Selling, General and Administrative Expense (“SG&A”)

During the nine months ended September 30, 2016, SG&A expense as a percentage of revenue was 19.0% compared to 17.5% for the nine months ended September 30, 2015. SG&A expense for the nine months ended September 30, 2016 was $70.0 million, an increase of $9.5 million, or 15.7% compared to $60.5 million for the nine months ended September 30, 2015. This change resulted from a $2.0 million increase in compensation related expenses. SG&A expense also increased $7.0 million due to an increase in the provision for bad debt expense.

Operating Income

During the nine months ended September 30, 2016, operating income was $38.9 million, an increase of $6.2 million, or 18.8%, compared to operating income of $32.7 million for the nine months ended September 30, 2015.

Interest Expense

During the nine months ended September 30, 2016, interest expense was $6.3 million, a decrease of $0.5 million, compared to $5.8 million for the nine months ended September 30, 2015. Interest expense represents borrowings under our revolving credit facility, interest on debt, commitment fees, letter of credit fees and amortization of deferred financing costs.

Income Taxes

We recorded income tax expense of $6.2 million for the nine months ended September 30, 2016, compared to income tax expense of $11.1 million for the nine months ended September 30, 2015, a decrease of $4.9 million. Income before taxes increased $5.9 million for the nine months ended September 30, 2016 over income before taxes in the same period in the prior year, but tax expense decreased primarily due to our recognition during the third quarter of 2016 of a tax benefit for the R&D Credits and the Section 199 Deduction as discussed in Note 6 of the unaudited Consolidated Financial Statements. Additionally, our effective tax rate decreased to 18.8% for the nine months ended September 30, 2016 compared to 41.3% for the nine months ended September 30, 2015 primarily due to our recognition during the third quarter of 2016 of a tax benefit for the R&D Credits and the Section 199 Deduction. The principal differences between the statutory rate and our effective rate include R&D Credits, the Section 199 Deduction, other permanent items, interest on unrecognized tax benefits, and changes in state taxes.

Net Income

During the nine months ended September 30, 2016, net income was $26.6 million which represents an increase of $10.8 million compared to net income for the nine months ended September 30, 2015 of $15.8 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. The near-term outlook for our business remains strong, and we currently expect to generate substantial cash flows from operations throughout the remainder of 2016. We believe that expected cash flows from operations, available cash and cash equivalents and funds available under our revolving credit facility under the Credit Agreement will be sufficient to meet our financial commitments for the next year, which include:

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

Our cash and cash equivalents, working capital and available borrowings under our credit facility (based upon the borrowing base and financial covenants in our Credit Agreement) were as follows:

(In thousands)	September 30, 2016	December 31, 2015
Cash and cash equivalents	$171,519	$145,610
Working capital	$291,860	$247,916
Available borrowings under credit facility	$180,134	$121,204

A summary of our cash flows is as follows:

	Nine Months Ended September 30,
(In thousands)	2016	2015
Net cash provided by operating activities	$54,371	$40,453
Net cash used in investing activities	(32,120)	(7,888)
Net cash provided by (used in) financing activities	3,658	(20,877)
Net increase in cash and cash equivalents	$25,909	$11,688

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2016 was $54.4 million, an increase of $13.9 million as compared to net cash provided by operating activities of $40.5 million for the nine months ended September 30, 2015. The increase in operating cash flow is primarily attributable to collections of accounts receivable offset primarily by the change in income tax receivable/payable. Additionally, the number of Days Sales Outstanding decreased from the prior year period by 16 days from 132 days for the nine months ended September 30, 2015 to 117 days for the nine months ended September 30, 2016 as a result of stronger cash collections.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 was $32.1 million, a $24.2 million increase compared to net cash used in investing activities of $7.9 million for the nine months ended September 30, 2015. The increase primarily related to a $20.9 million increase due to the Essette acquisition and an increase in purchases of property and equipment and investment in capitalized software, partially offset by receipt of proceeds from the sale of a cost basis investment of approximately $2.5 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016 was $3.7 million, a $24.5 million increase compared to net cash used in financing activities of $20.9 million for the nine months ended September 30, 2015. This decrease was primarily attributable to the purchase of treasury stock for $25.0 million during same period in the prior year.

Contractual Obligations

There have been no material changes in our contractual obligations as presented in our 2015 Form 10-K.

Recently Issued Accounting Pronouncements

See “Recently Issued Accounting Pronouncements” in Note 2 of the unaudited Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the market risks discussed in Item 7A to Part II of our Form 10-K for the fiscal year ended December 31, 2015.

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

As required by Rule 13a-15(b) under the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that their objectives were met as of the end of the period covered by this Quarterly Report on Form 10-Q.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit Number	Description
3.1	Conformed copy of Certificate of Incorporation of the Company, as amended through July 9, 2015 (incorporated by reference to Exhibit 3.1 to Company’s Quarterly Report on Form 10-Q (File No. 000-50194) as filed with the SEC on August 10, 2015)
3.2	Amended and Restated Bylaws of the Company dated May 4, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000- 50194) as filed with the SEC on May 5, 2016)
10.1†*	Form of 2016 Non-Qualified Stock Option Award Agreement for Employees under the HMS Holdings Corp. 2016 Omnibus Incentive Plan
10.2†*	Form of 2016 Restricted Stock Unit Award Agreement for Employees under the HMS Holdings Corp. 2016 Omnibus Incentive Plan
10.3†*	Form of 2016 Non-Qualified Stock Option Award Agreement for Non-Employee Directors under the HMS Holdings Corp. 2016 Omnibus Incentive Plan
10.4†*	Form of 2016 Restricted Stock Unit Award Agreement for Non-Employee Directors under the HMS Holdings Corp. 2016 Omnibus Incentive Plan
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1‡	Section 1350 Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2‡	Section 1350 Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_____________________

† Indicates a management contract or compensatory plan, contract or arrangement

* Filed herewith

‡ Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 9, 2016	HMS HOLDINGS CORP.

		By:	/s/ WILLIAM C. LUCIA
William C. Lucia
President and Chief Executive Officer and Duly
Authorized Officer
(Principal Executive Officer)

		By:	/s/ JEFFREY S. SHERMAN
Jeffrey S. Sherman
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

HMS Holdings Corp. and Subsidiaries

Exhibit Index

Exhibit Number	Description
3.1	Conformed copy of Certificate of Incorporation of the Company, as amended through July 9, 2015 (incorporated by reference to Exhibit 3.1 to Company’s Quarterly Report on Form 10-Q (File No. 000-50194) as filed with the SEC on August 10, 2015)
3.2	Amended and Restated Bylaws of the Company dated May 4, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000- 50194) as filed with the SEC on May 5, 2016)
10.1†*	Form of 2016 Non-Qualified Stock Option Award Agreement for Employees under the HMS Holdings Corp. 2016 Omnibus Incentive Plan
10.2†*	Form of 2016 Restricted Stock Unit Award Agreement for Employees under the HMS Holdings Corp. 2016 Omnibus Incentive Plan
10.3†*	Form of 2016 Non-Qualified Stock Option Award Agreement for Non-Employee Directors under the HMS Holdings Corp. 2016 Omnibus Incentive Plan
10.4†*	Form of 2016 Restricted Stock Unit Award Agreement for Non-Employee Directors under the HMS Holdings Corp. 2016 Omnibus Incentive Plan
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1‡	Section 1350 Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2‡	Section 1350 Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_____________________

†Indicates a management contract or compensatory plan, contract or arrangement

*Filed herewith

‡Furnished herewith