Form 10-Q
period 2017-03-31
HMS HOLDINGS CORP
filed 2017-06-06
CIK 1196501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

(214) 453-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 31, 2017, there were approximately 83,909,845 shares of the registrant’s common stock (par value $0.01 per share) outstanding.

HMS HOLDINGS CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2017

Glossary of Terms and Abbreviations

2016 Form 10-K	Company's Annual Report on Form 10-K for the year ended December 31, 2016
ACA	Patient Protections and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010
ACO	Accountable Care Organizations
ADR	Additional Documentation Request
ALJ	Administrative Law Judges
ASC	Accounting Standards Codification
ASO	Administrative Service Only
CHIP	Children's Health Insurance Program
CMS	Centers for Medicare & Medicaid Services
CMS NHE Projections	Centers for Medicare & Medicaid Services National Health Expenditures
CMS Reserve	Estimated liability for appeals associated with our contract with CMS
COSO	Committee of Sponsoring Organizations of the Treadway Commission
DMD	Domestic Manufacturing Deduction
DRA	Deficit Reduction Act of 2005
DSO	Days Sales Outstanding
ERISA	Employment Retirement Income Security Act of 1974
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FFS	Fee For Services
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology for Economic and Clinical Health
IRS	U.S Internal Revenue Service
LIBOR	Intercontinental Exchange London Interbank Offered Rate
Medicare Advantage	Medicaid and Medicare managed care
MMIS	Medicaid Management Information Systems
PBM	Pharmacy Benefit Managers
PHI	Protected health information
PI	Payment Integrity
R&D Credits	Research and Development Tax Credits
RAC	Recovery Audit Contractor
RFI	Request for information
RFP	Request for proposals
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Section 199 Deduction	U.S. Production activities deduction
SG&A	Selling, general and administrative expenses
TPL	Third-party liability
U.S. GAAP	United States Generally Accepted Accounting Principles
VHA	Veterans Health Administration
Credit Agreement	The Credit Agreement dated December 16, 2011 among HMS Holdings Corp., the Guarantor Party thereto, the Lenders party thereto and Citibank, N.A. as Administrative Agent, as amended and restated in its entirety by the Amended and Restated Credit Agreement dated as of May 3, 2013 among HMS Holdings Corp., the Guarantor Party thereto, the Lenders party thereto and Citibank, N. A. as Administrative Agent, as amended
2006 Stock Plan	HMS Holdings Corp. Fourth Amended and Restated 2006 Stock Plan
2011 HDI Plan	HDI Holdings, Inc. Amended 2011 Stock Option and Stock Issuance Plan
2016 Omnibus Plan	HMS Holdings Corp. 2016 Omnibus Incentive Plan
401(k) Plan	HMS Holdings Corp. 401(k) Plan

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

We have tried, wherever possible, to identify such statements by using words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “project,” “seek,” “target,” “will,” “would,” “could,” “should,” and similar expressions and references to guidance, although some forward-looking statements may be expressed differently. In particular, these include statements relating to future actions, business plans, objectives and prospects, future operating or financial performance or results of current and anticipated services, the benefits and synergies to be obtained from completed and future acquisitions, the future performance of companies we have acquired, sufficiency of our appeals reserves, the future effect of different accounting determinations or remediation activities, our ability to successfully remediate material weaknesses in our internal control over financial reporting, our future expenses, interest rates and financial results, and the impact of changes to U.S. healthcare legislation or healthcare spending affecting Medicare, Medicaid or other publicly funded or subsidized health programs.

Forward-looking statements are not guarantees and involve risks, uncertainties and assumptions that are difficult to predict. Actual results may differ materially from past results and forward-looking statements if known or unknown risks or uncertainties materialize, or if underlying assumptions prove inaccurate. These risks and uncertainties include, among other things:

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

These and other risks are discussed under the headings “Part I, Item 1. Business,” “Part I. Item 1A, Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” of our 2016 Form 10-K and in other documents we file with the SEC.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$168,289	$175,999
Accounts receivable, net of allowance of $9,985 and $10,772, at March 31, 2017 and December 31, 2016, respectively	166,604	173,582
Prepaid expenses	16,376	13,699
Income tax receivable	4,088	3,354
Other current assets	568	1,001
Total current assets	355,925	367,635
Property and equipment, net	93,176	92,167
Goodwill	379,716	379,716
Intangible assets, net	33,470	37,797
Deferred financing costs, net	2,269	2,790
Other assets	2,566	2,650
Total assets	$867,122	$882,755

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$38,593	$59,402
Estimated liability for appeals	31,544	30,755
Total current liabilities	70,137	90,157
Long-term liabilities:
Revolving credit facility	197,796	197,796
Net deferred tax liabilities	22,965	22,717
Deferred rent	5,265	5,427
Other liabilities	10,127	10,048
Total long-term liabilities	236,153	235,988
Total liabilities	306,290	326,145
Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred stock -- $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock -- $0.01 par value; 175,000,000 shares authorized; 96,299,517 shares issued and 83,885,439 shares outstanding at March 31, 2017; 95,966,852 shares issued and 83,552,774 shares outstanding at December 31, 2016	959	959
Capital in excess of par value	347,805	345,025
Retained earnings	327,552	326,110
Treasury stock, at cost: 12,414,078 shares at March 31, 2017 and December 31, 2016	(115,484)	(115,484)

Total shareholders' equity	560,832	556,610

Total liabilities and shareholders' equity	$867,122	$882,755

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$113,733	$119,758
Cost of services:
Compensation	48,920	46,401
Data processing	9,783	9,624
Occupancy	3,547	3,627
Direct project expenses	10,443	14,483
Other operating expenses	7,203	5,776
Amortization of acquisition related software and intangible assets	6,286	7,013
Total cost of services	86,182	86,924
Selling, general and administrative expenses	23,608	22,925
Total operating expenses	109,790	109,849
Operating income	3,943	9,909
Interest expense	(2,286)	(2,091)
Interest income	155	47
Income before income taxes	1,812	7,865
Income taxes	370	3,305
Net income	$1,442	$4,560

Basic income per common share:
Net income per common share -- basic	$0.02	$0.05
Diluted income per common share:
Net income per common share -- diluted	$0.02	$0.05
Weighted average shares:
Basic	83,617	84,033
Diluted	85,580	84,479

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock				Treasury Stock

	# of Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	# of Shares	Amount	Total Shareholders' Equity
Balance at December 31, 2016	95,966,852	$959	$345,025	$326,110	12,414,078	$(115,484)	$556,610
Net income	-	-	-	1,442	-	-	1,442
Stock-based compensation expense	-	-	5,386	-	-	-	5,386
Exercise of stock options	677	-	2	-	-	-	2
Vesting of restricted stock units, net of shares withheld for employee tax	331,988	-	(2,608)	-	-	-	(2,608)

Balance at March 31, 2017	96,299,517	$959	$347,805	$327,552	12,414,078	$(115,484)	$560,832

See accompanying notes to the unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income	$1,442	$4,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,235	6,577
Amortization of intangible assets	4,327	5,043
Amortization of deferred financing costs	521	521
Stock-based compensation expense	5,386	4,240
Deferred income taxes	248	1,308
Loss on disposal of assets	-	10
Changes in operating assets and liabilities:
Accounts receivable	6,978	3,350
Prepaid expenses	(2,677)	(2,362)
Other current assets	433	328
Other assets	84	51
Income taxes receivable / (payable)	(734)	(3,589)
Accounts payable, accrued expenses and other liabilities	(19,646)	(16,963)
Estimated liability for appeals	789	(2,465)
Net cash provided by operating activities	3,386	609
Investing activities:
Purchases of land, property and equipment	(6,282)	(570)
Investment in capitalized software	(2,206)	(1,185)
Net cash used in investing activities	(8,488)	(1,755)
Financing activities:
Proceeds from exercise of stock options	2	26
Payments of tax withholdings on behalf of employees for net-share settlement for stock-based compensation	(2,608)	(1,002)
Payments on capital lease obligations	(2)	(37)
Net cash used in financing activities	(2,608)	(1,013)
Net decrease in cash and cash equivalents	(7,710)	(2,159)
Cash and Cash Equivalents
Cash and cash equivalents at beginning of year	175,999	145,610
Cash and cash equivalents at end of period	$168,289	$143,451

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$734	$5,052
Cash paid for interest	$1,686	$1,446

Supplemental disclosure of non-cash activities:
Change in balance of accrued property and equipment purchases	$(1,244)	$122

See accompanying notes to the unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2017 and 2016

(unaudited)

1.	Business and Summary of Significant Accounting Policies

(a) Business

HMS is a leading provider of cost containment solutions in the U.S. healthcare marketplace. Using innovative technology as well as extensive data services and powerful analytics, the Company delivers coordination of benefits, payment integrity, and health management and engagement solutions through its operating subsidiaries to help healthcare payers improve performance and outcomes. The Company is managed and operates as one business segment with a single management team that reports to the Chief Executive Officer. The Company serves state Medicaid programs, commercial health plans, federal government health agencies, government and private employers, child support agencies, and other healthcare payers and sponsors. Together the various services help the Company’s customers recover improper payments; prevent future improper payments; reduce fraud, waste and abuse; better manage the care that members receive; and ensure regulatory compliance.

The consolidated financial statements and notes herein are unaudited. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These statements include all adjustments (consisting of normal recurring accruals) that management considers necessary to present a fair statement of the Company’s results of operations, financial position and cash flows. The results reported in these unaudited consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. It is suggested that these unaudited consolidated financial statements be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2016 which were filed with the SEC as part of the 2016 Form 10-K. The consolidated balance sheet as of December 31, 2016 included herein was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The preparation of the Company’s unaudited consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, primarily accounts receivable, intangible assets, fixed assets, accrued expenses, estimated liability for appeals, the disclosure of contingent liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. The Company’s actual results could differ from those estimates.

These unaudited consolidated financial statements include HMS accounts and transactions and those of the Company’s wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies that are referenced in the 2016 Form 10-K.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”) that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when stock awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows Companies to repurchase more of an employee’s vesting shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on the cash flows statement and provides an accounting policy election to account for forfeitures as they occur. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within such annual reporting periods with early adoption permitted. The Company elected to early adopt the new guidance in the fourth quarter of fiscal year 2016 which requires us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The primary impact of adoption was the recognition of excess tax benefits in the provision for income taxes rather than paid-in capital for all periods in fiscal year 2016. Additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings as of January 1, 2016, where the cumulative effect of these changes are required to be recorded. The Company elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The Company elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented which resulted in an increase to both net cash from operations and net cash used in financing of $0.01 million for the three months ended March 31, 2016. Adoption of the new standard resulted in the recognition of net excess tax benefits in the provision for income taxes rather than paid-in capital of $0.1 million for the three months ended March 31, 2016. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented on the consolidated statements of cash flow since such cash flows have historically been presented as a financing activity.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 simplifies the current presentation of separately classifying deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet by requiring companies to present them as noncurrent. ASU 2015-17, as amended, is effective for annual reporting periods beginning after December 15, 2016, including interim periods within such annual reporting periods with early adoption permitted. The Company elected to early adopt the new guidance in the fourth quarter of fiscal year 2016. The Company elected to apply the presentation requirements for the balance sheet retrospectively to all periods presented which resulted in a decrease to total current assets and total long term liabilities of $7.5 million at December 31, 2016.

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

In January 2017, the FASB issued ASU No. 2017-04, Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This amendment simplifies the manner in which an entity is required to test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The amendment simplifies this approach by having the entity (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendment is effective for public entities that are SEC filers prospectively for their annual, or any interim, goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for all entities for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact on the Company’s financial statements of adopting this guidance.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 finalizes previous proposals regarding the complexity around share-based payment awards for modifications. The amendment simplifies the terms or conditions for applying modification accounting unless all of the following are satisfied: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or as a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendment is effective for public entities that are SEC filers for annual and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The Company is currently evaluating the impact on the Company’s financial statements of adopting this guidance.

Other new pronouncements issued but not effective until after March 31, 2017, if any, are not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

2.       Accounts Receivable and Allowance

The Company’s accounts receivable, net, consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Accounts receivable	$176,589	$184,354
Allowance	(9,985)	(10,772)
Accounts receivable, net	$166,604	$173,582

A summary of the activity in the allowance was as follows (in thousands):

March 31, 2017
Balance--beginning of period	$10,772
Provision	4,038
Charge-offs	(4,825)
Recoveries	-
Balance--end of period	$9,985

3.        Intangible Assets and Goodwill

Intangible assets consisted of the following (in thousands, except for useful life):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (in years)
March 31, 2017
Customer relationships	$103,090	$(75,549)	$27,541	5	-	10
Trade name	15,936	(11,969)	3,967	3	-	5
Intellectual Property	2,100	(245)	1,855	3	-	7
Restrictive covenants	133	(26)	107	3	-	5
Total	$121,259	$(87,789)	$33,470

December 31, 2016
Customer relationships	$103,090	$(71,914)	$31,176	5	-	10
Trade name	15,936	(11,393)	4,543	3	-	5
Intellectual Property	2,100	(140)	1,960	3	-	7
Restrictive covenants	133	(15)	118	3	-	5
Total	$121,259	$(83,462)	$37,797

Amortization expense of intangible assets is expected to approximate the following (in thousands):

Year ending December 31,
Remainder of 2017	$12,979
2018	16,685
2019	2,245
2020	791
2021	463
Thereafter	307

For the three months ended March 31, 2017 and 2016 amortization expense related to intangible assets was $4.3 million and $5.0 million, respectively.

4.        Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Accounts payable, trade	$9,399	$13,847
Accrued compensation and other	11,686	28,507
Accrued operating expenses	17,508	17,048
Total accounts payable, accrued expenses and other liabilities	$38,593	$59,402

5.        Income Taxes

The Company’s effective tax rate decreased to 20.4% for the three months ended March 31, 2017 from 42.0% for the three months ended March 31, 2016. The decrease in the effective tax rate, for the three months ended March 31, 2017, is primarily due to discrete stock option excess tax benefits, partially offset by interest on unrecognized tax benefits. Excluding these discrete items, our annual effective tax rate would approximate 36.8%.

Included in Other Liabilities on the Consolidated Balance Sheets, are the total amount of unrecognized tax benefits of approximately $7.6 million and $7.4 million, as of March 31, 2017 and December 31, 2016, respectively, (net of the federal benefit for state issues) that, if recognized, would favorably affect the Company’s future effective tax rate. Also included in Other Liabilities on the Consolidated Balance Sheets, are accrued liabilities for interest expense and penalties related to unrecognized tax benefits of $0.7 million and $0.6 million as of March 31, 2017 and December 31, 2016, respectively. HMS includes interest expense and penalties in the provision for income taxes in the unaudited Consolidated Statements of Income. The amount of interest expense (net of federal and state income tax benefits) and penalties in the unaudited Consolidated Statements of Income for the three months ended March 31, 2017 and 2016 was $0.1 million and $0.2 million, respectively. The Company believes it is reasonably possible that the amount of unrecognized tax benefits may decrease by $1.0 million over the next twelve months, due to the expiration of the statute of limitations in various state jurisdictions.

HMS files income tax returns with the U.S. Federal government and various state and local jurisdictions. HMS is no longer subject to U.S. Federal income tax examinations for years before 2012. The Internal Revenue Service notified HMS that years 2013 and 2014 have been selected for audit. HMS operates in a number of state and local jurisdictions, most of which have never audited the Company’s records. Accordingly, HMS is subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction. HMS recently closed an ongoing audit with the State of New York by accepting immaterial assessments.

6.       Estimated Liability For Appeals

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

Under the Company’s Medicare RAC contract with the CMS, held by the Company’s wholly owned subsidiary HealthDataInsights, Inc. (“HDI”) and certain contracts for commercial health plan customers, HMS recognizes revenue when claims are sent to the customer for offset against future claims payments. Providers and health plan customers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of the customer. HMS accrues an estimated liability for appeals based on the amount of revenue that is subject to appeals, closures or other adjustments and which HMS estimates are probable of being returned to providers following a successful appeal. The Company’s estimates are based on the Company’s historical experience with appeals. The estimated liability for appeals represents the Company’s estimate of the potential amount of repayments related to appeals of claims, closures and other adjustments for which revenue was previously collected.

A summary of the activity in the Estimated liability for appeals was as follows (in thousands):

March 31, 2017
Balance--beginning of period	$11,126
Provision	-
Appeals found in providers favor	(521)
Balance--end of period	$10,605

The above chart represents the CMS estimated reserve liability only. The liability for appeals is an offset to revenue to the Company’s unaudited Consolidated Statements of Income. The total liability for appeals balance of $31.5 million and $30.8 million as of March 31, 2017 and December 31, 2016, respectively, includes $17.9 million and $17.3 million of CMS liabilities, respectively, which represents findings which have been adjudicated in favor of providers and $10.6 million and $11.1 million, respectively, of CMS liabilities which represents an estimate of findings that are probable of being returned to providers following a successful appeal.

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

The Credit Agreement requires the Company to comply with certain principal financial covenants and other covenants, including a maximum consolidated leverage ratio at 3.25:1.00 and a minimum interest coverage ratio of 3.00:1.00.

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

Interest expense and the commitment fees on the unused portion of the Company’s revolving credit facility were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Interest expense	$1,374	$1,178
Commitment fees	$378	$378

As of March 31, 2016 and December 31, 2016, the unamortized balance of deferred origination fees and debt issuance costs were $2.3 million and $2.8 million, respectively, recorded in Other assets on the Consolidated Balance Sheets. For both the three month periods ended March 31, 2017 and 2016, HMS amortized $0.5 million of interest expense related to the Company’s deferred origination fees and debt issue costs.

Although HMS expects that operating cash flows will continue to be a primary source of liquidity for the Company’s operating needs, the revolving credit facility may be used for general corporate purposes, including, but not limited to acquisitions, if necessary.

As part of the Company’s contractual agreement with a customer, HMS has an outstanding irrevocable letter of credit for $3.0 million, which HMS established against the revolving credit facility. On May 1, 2017, the expiration date of the letter of credit was extended to April 26, 2018.

As previously disclosed, on March 8, 2017, Amendment No. 1 to the Credit Agreement was executed which amended, among other things, the Company’s requirement to furnish to Citibank, N.A., as administrative agent, and the lenders party to the Credit Agreement, financial statements and other information within 90 days of the fiscal year-end to 180 days for the fiscal year-ended December 31, 2016. These financial statements include the audited consolidated balance sheet and related statements of income, stockholders’ equity and cash flows of the Company and its subsidiaries.

As of March 31, 2017, the Company was in compliance with all terms of the Credit Agreement.

8. Earnings Per Share

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

The following table reconciles the basic to diluted weighted average common shares outstanding using the treasury stock method (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Net income	$1,442	$4,560

Weighted average common shares outstanding-basic	83,617	84,033
Plus: net effect of dilutive stock options and restricted stock units	1,963	446
Weighted average common shares outstanding-diluted	85,580	84,479
Net income per common share-basic	$0.02	$0.05
Net income per common share-diluted	$0.02	$0.05

For the three months ended March 31, 2017 and 2016, 2,106,397 and 4,321,528 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive. For the three months ended March 31, 2017 and 2016, restricted stock units representing 42,056 and 99,461 shares of common stock, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

9.       Stock-Based Compensation

(a) Stock-Based Compensation Expense

Total stock-based compensation expense in the Company’s Consolidated Statements of Income related to the Company’s long-term incentive award plans was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of services-compensation	$2,040	$1,931
Selling, general and administrative	3,346	2,309
Total	$5,386	$4,240

(b) Stock Options

Stock-based compensation expense related to stock options was approximately $2.1 million and $2.0 million for the three months ended March 31, 2017 and 2016, respectively.

Presented below is a summary of stock option activity for the three months ended March 31, 2017 (in thousands except for weighted average exercise price and weighted average remaining contractual terms):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding balance at December 31, 2016	5,191	$17.35
Granted	-	-
Exercised	1	2.71
Forfeitures	(52)	18.88
Expired	(16)	24.87
Outstanding balance at March 31, 2017	5,124	17.32	4.76	$20,130

Expected to vest at March 31, 2017	1,540	15.01	5.52	8,431
Exercisable at March 31, 2017	2,920	$18.99	4.21	$8,231

The weighted-average grant date fair value per share of the stock options granted during the three months ended March 31, 2016 was $5.45. No stock options were issued during the three months ended March 31, 2017. HMS estimated the fair value of each stock option grant on the date of grant using a Black-Scholes option pricing model and weighted–average assumptions set forth in the following table:

	Three Months Ended March 31,
	2017	2016
Expected dividend yield	―	―
Risk-free interest rate	―	1.20%
Expected volatility	―	43.89%
Expected life (years)	―	4.9

During the three months ended March 31, 2017 and 2016, the Company issued 677 and 9,975 shares, respectively, of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $1,836 and $26,425, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2017 and 2016 was $10,903 and $100,815, respectively.

As of March 31, 2017, there was approximately $10.2 million of total unrecognized compensation cost related to stock options outstanding, which is expected to be recognized over a weighted average period of 1.11 years.

Excess tax benefit from the exercise of stock options for the three months ended March 31, 2017 and 2016 was $0.4 million and $0.01 million, respectively.

(c) Restricted Stock Units

Stock-based compensation expense related to restricted stock units was $3.3 million and $2.2 million for the three months ended March 31, 2017 and 2016, respectively.

Presented below is a summary of restricted stock units activity for the three months ended March 31, 2017 (in thousands, except for weighted average grant date fair value per unit):

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Outstanding balance at December 31, 2016	1,413	$16.44
Granted	4	20.33
Vesting of restricted stock units, net of units withheld for taxes	(332)	16.27
Units withheld for taxes	(140)	16.27
Forfeitures	(28)	17.99
Outstanding balance at March 31, 2017	917	$16.51

As of March 31, 2017, 761,178 restricted stock units remained unvested and there was approximately $10.4 million of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average vesting period of 1.11 years.

10.       Commitments and Contingencies

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

11.       Subsequent Events

(a)	Eliza Holding Acquisition

As previously disclosed, on April 17, 2017, the Company completed the acquisition of Eliza Holding Corp. for a cash purchase price of approximately $172.0 million, after adjustments for working capital, cash, transaction expenses and indebtedness. The acquisition was funded with available liquidity, consisting of approximately 75% cash on hand and approximately 25% of borrowings under the Company’s revolving credit facility. The purchase price is subject to certain post-closing purchase price adjustments.

(b)	Annual Grants to Employees

On April 26, 2017, the Compensation Committee of the Board of Directors approved stock option and restricted stock unit awards of up to $16.6 million. The awards generally will vest over three years and will be issued three business days subsequent to the filing of this Quarterly Report on Form 10-Q.

In connection with the preparation of these unaudited Consolidated Financial Statements, an evaluation of subsequent events was performed through the date of issuance and, other than the events above, there were no other events that have occurred that would require adjustments to the financial statements or disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including the unaudited Consolidated Financial Statements, related Notes and other financial information appearing elsewhere in this Quarterly Report, and with our 2016 Form 10-K.

Business Overview

HMS is a leading provider of cost containment solutions in the U.S. healthcare marketplace. Using innovative technology as well as extensive data services and powerful analytics, we deliver coordination of benefits, payment integrity, and health management and engagement solutions through our operating subsidiaries to help healthcare payers improve performance and outcomes. We are managed and operate as one business segment with a single management team that reports to the Chief Executive Officer. We serve state Medicaid programs, commercial health plans, federal government health agencies, government and private employers, child support agencies, and other healthcare payers and sponsors. Together our various services help our customers recover improper payments; prevent future improper payments; reduce fraud, waste and abuse; better manage the care that members receive; and ensure regulatory compliance.

▪	We serve 46 state Medicaid programs and the District of Columbia, CMS and the VHA;
▪	We provide services to approximately 300 health plans in support of their multiple lines of business, including Medicaid managed care, Medicare Advantage and group and individual health; and
▪	We also serve as a sub-contractor for certain business outsourcing and technology firms.

Critical Accounting Policies

Since the date of our 2016 Form 10-K, there have been no material changes to our critical accounting policies. Refer to the items disclosed as our Critical Accounting Policies in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 – “Business and Summary of Significant Accounting Policies” in our Notes to the Consolidated Financial Statements under Part II, Item 8 of our 2016 Form 10-K.

SUMMARY OF OPERATING RESULTS

Selected Operating Performance and Other Significant Items for the Three Months Ended March 31, 2017

▪	Revenue decreased $6.0 million, or 5.0% from the same quarter in 2016
▪	Operating income decreased $6.0 million, or 60.2% from the same quarter in 2016
▪	Net income decreased $3.2 million, or 68.4% from the same quarter in 2016
▪	Diluted earnings per share decreased $0.03 or 60% from the same quarter in 2016
▪	Shareholders’ equity increased $4.2 million since December 31, 2016
▪	First quarter 2017 cash flow from operations was $3.4 million

Comparison of Three Months Ended March 31, 2017 to March 31, 2016

The following table sets forth, for the periods indicated, certain items in our unaudited Consolidated Statements of Income expressed as a percentage of revenue:

	Three Months Ended March 31,
	2017	2016
Revenue	100%	100%
Cost of services:
Compensation	43.0	38.7
Data processing	8.6	8.0
Occupancy	3.1	3.0
Direct project expenses	9.2	12.1
Other operating expenses	6.4	4.8
Amortization of acquisition related software and intangible assets	5.5	5.9
Total cost of services	75.8	72.5
Selling, general and administrative expenses	20.7	19.1
Total operating expenses	96.5	91.6
Operating income	3.5	8.3
Interest expense	(2.0)	(1.7)
Interest income	0.1	0.0
Income before income taxes	1.6	6.6
Income taxes	0.3	2.8
Net income	1.3%	3.8%

Revenue

Three Months Ended – 2017 vs. 2016

During the three months ended March 31, 2017 revenue was $113.7 million, a decrease of $6.0 million or 5.0% compared to prior year revenue of $119.8 million. The decrease was primarily due to no new Medicare RAC claims being processed under the HDI Medicare RAC contract as a result of the contract’s expiration in July 2016, however an administrative extension for certain appeal work was executed through January 2018. This decrease was partially offset by a slight increase in state government and commercial health plan revenue.

Total Cost of Services

Total cost of services consists of compensation, data processing, occupancy, direct project expenses, other operating expenses, and amortization of acquisition related software and intangible assets.

Three Months Ended – 2017 vs. 2016

During the three months ended March 31, 2017, total cost of services as a percentage of revenue was 75.8% compared to 72.5% for the three months ended March 31, 2016. Total cost of services for the three months ended March 31, 2017 was $86.2 million, a decrease of $0.7 million compared to $86.9 million for the three months ended March 31, 2016. This change resulted primarily from increases in compensation costs, data processing costs and other operating expenses. These increases were partially offset by decreases in occupancy costs, direct project expenses and amortization of certain intangible assets.

Compensation

Compensation expense is primarily composed of salaries and wages, which include overtime, health benefits, stock option expense, performance awards, commissions, employers share of FICA and fringe benefits.

Three Months Ended – 2017 vs. 2016

During the three months ended March 31, 2017, compensation expense as a percentage of revenue was 43.0% compared to 38.7% for the three months ended March 31, 2016. Compensation expense for the three months ended March 31, 2017 was $48.9 million, an increase of $2.5 million compared to $46.4 million for the three months ended March 31, 2016. This increase resulted from a $4.4 million total increase in salaries and stock-based compensation expense. These increases were partially offset by decreases in fringe benefits and net variable compensation.

Data Processing

Three Months Ended – 2017 vs. 2016

During the three months ended March 31, 2017, data processing expense as a percentage of revenue was 8.6% compared to 8.0% for the three months ended March 31, 2016. Data processing expense for the three months ended March 31, 2017 was $9.8 million, an increase of $0.2 million compared to $9.6 million for the three months ended March 31, 2016. This change resulted primarily from a $1.8 million increase in equipment maintenance and software maintenance costs. This increase was partially offset by a $1.7 million total decrease in data costs, depreciation expense and software expense.

Occupancy

Three Months Ended – 2017 vs. 2016

During the three months ended March 31, 2017, occupancy expenses as a percentage of revenue was 3.1% compared to 3.0% for the three months ended March 31, 2016. Occupancy expense was $3.5 million, a decrease of $0.1 million compared to $3.6 million for the three months ended March 31, 2016. This slight decrease was primarily a result of decreases in rental costs, utilities, and depreciation expenses.

Direct Project Expenses

Three Months Ended – 2017 vs. 2016

During the three months ended March 31, 2017, direct project expenses as a percentage of revenue was 9.2% compared to 12.1% for the three months ended March 31, 2016. Direct project expenses were $10.4 million for the three months ended March 31, 2017, a decrease of $4.1 million, compared to $14.5 million for the three months ended March 31, 2016. The decrease was primarily due to a $4.5 million decrease in sub-contractor fees, chart fees and data costs.

Other Operating Expenses

Three Months Ended – 2017 vs. 2016

During the three months ended March 31, 2017, other operating expenses as a percentage of revenue was 6.4% compared to 4.8% for the three months ended March 31, 2016. Other operating expenses for the three months ended March 31, 2017 were $7.2 million, an increase of $1.4 million compared to $5.8 million for the three months ended March 31, 2016. This increase primarily resulted from a $3.7 million total increase in sub-contractor fees, travel and entertainment, and consulting project expenses. These increases were partially offset by a $2.2 million decrease in temporary staffing. Additionally, during the quarter ended March 31, 2017, transaction costs related to a potential acquisition were $1.3 million.

Amortization of Acquisition Related Software and Intangible Assets

Three Months Ended – 2017 vs. 2016

During the three months ended March 31, 2017, amortization of acquisition related software and intangibles as a percentage of revenue was 5.5% compared to 5.9% for the three months ended March 31, 2016. Amortization of acquisition related software and intangible assets for the three months ended March 31, 2017 was $6.3 million, a decrease of $0.7 million compared to $7.0 million for the three months ended March 31, 2016. This decrease related to certain intangibles becoming fully amortized.

Selling, General and Administrative expenses

Three Months Ended – 2017 vs. 2016

During the three months ended March 31, 2017, SG&A expense as a percentage of revenue was 20.7% compared to 19.1% for the three months ended March 31, 2016. SG&A expense for the first quarter of 2017 was $23.6 million, an increase of $0.7 million compared to $22.9 million for the three months ended March 31, 2016. Increases were comprised of compensation expense, professional fees and consulting fees. These increases were partially offset by a reduction in legal fees.

Operating Income

Three Months Ended – 2017 vs. 2016

Operating income for the three months ended March 31, 2017 was $3.9 million, a decrease of $6.0 million, or 60.2% compared to operating income of $9.9 million for the three months ended March 31, 2016.

Interest Expense

Interest expense represents interest on borrowings under our revolving credit facility, amortization of deferred financing costs, commitment fees for our revolving credit facility and issuance fees for our letter of credit.

Three Months Ended – 2017 vs. 2016

During the three months ended March 31, 2017 interest expense was $2.3 million, an increase of $0.2 million compared to $2.1 million for the same period in the prior year. This increase resulted from an increase in the variable interest rate on our outstanding debt. Amortization of deferred financing costs of $0.5 million in both periods is included within interest expense.

Income Taxes

Three Months Ended – 2017 vs. 2016

During the three months ended March 31, 2017 we recorded income tax expense of $0.4 million, a decrease of $2.9 million compared to $3.3 million for the same period in 2016. Net income before taxes of $1.8 million decreased $6.1 million, compared to $7.9 million for the three months ended March 31, 2016. Additionally, our effective tax rate decreased to 20.4% for the three months ended March 31, 2017 compared to 42.0% for the three months ended March 31, 2016. The decrease in the effective tax rate for the period ended March 31, 2017, compared to March 31, 2016, is primarily due to a $0.4 million excess tax benefit related to stock option exercises recognized from the adoption of ASU 2016-09 in December 2016, partially offset by a $0.1 million tax expense related to interest on unrecognized tax benefits. The differences between the federal statutory rate and our effective tax rate are state taxes, unrecognized tax benefits and permanent differences including the U.S. production activities deduction and research and development tax credits.

Net Income

Three Months Ended – 2017 vs. 2016

During the three months ended March 31, 2017, net income was $1.4 million which represents a $3.2 million decrease compared to net income of $4.6 million for the same period in 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

The following tables should be read in conjunction with the unaudited Consolidated Financial Statements and related Notes included in this Quarterly Report on Form 10-Q.

Our cash and cash equivalents, working capital and available borrowings under our credit facility (based upon the borrowing base and financial covenants in our Credit Agreement) were as follows:

(In thousands)	March 31, 2017	December 31, 2016
Cash and cash equivalents	$168,289	$175,999
Working capital	$285,788	$277,478
Available borrowings under credit facility	$157,809	$183,913

A summary of our cash flows was as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Net cash provided by operating activities	$3,386	$609
Net cash used in investing activities	(8,488)	(1,755)
Net cash used in financing activities	(2,608)	(1,013)
Net decrease in cash and cash equivalents	$(7,710)	$(2,159)

Our principal source of cash has been our cash flow from operations and our $500 million five-year revolving credit facility. Other sources of cash include proceeds from exercise of stock options and tax benefits associated with stock option exercises. The primary uses of cash are compensation expenses, data processing, direct project costs and SG&A expenses and acquisitions. As previously disclosed, on April 17, 2017, the Company completed the acquisition of Eliza Holding Corp. for a cash purchase price of approximately $172.0 million, after adjustments for working capital, cash, transaction expenses and indebtedness. The acquisition was funded with available liquidity, consisting of approximately 75% cash on hand and approximately 25% of borrowings under the Company’s revolving credit facility. The purchase price is subject to certain post-closing purchase price adjustments.

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

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2017 was $3.4 million, an increase of $2.8 million as compared to net cash provided by operating activities of $0.6 million for the three months ended March 31, 2016. The increase in operating cash flow is primarily attributable to accounts receivable and decreases in amortization of certain intangibles, partially offset by a decrease in net income.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 was $8.5 million, a $6.7 million increase compared to net cash used in investing activities of $1.8 million for the three months ended March 31, 2016. The increase primarily related to an increase in purchases of property and equipment and investment in capitalized software.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2017 was $2.6 million, a $1.6 million increase compared to net cash used in financing activities of $1.0 million for the three months ended March 31, 2016. This increase was primarily related to the payment of tax withholdings on behalf of employees for net-share settlement for stock-based compensation.

Contractual Obligations

There have been no material changes in our contractual obligations as presented in our 2016 Form 10-K except as disclosed in Note 11 – “Subsequent Events” in our Notes to the unaudited Consolidated Financial Statements of the Quarterly Report on Form 10-Q.

Recently Issued Accounting Pronouncements

See “Recently Issued Accounting Pronouncements” in Note 1 of the unaudited Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the market risks discussed in Item 7A to Part II of our 2016 Form 10-K.

Item 4.  Controls and Procedures

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

As required by Rule 13a-15(b) under the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting, as described in Management’s Report on Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016, which continue to exist at March 31, 2017.

During the preparation of the annual consolidated financial statements for 2016, we identified material weaknesses in our internal control over financial reporting. We did not maintain an effective control environment based on lack of established reporting lines and defined authorities and responsibilities for financial reporting at our wholly owned subsidiary, HDI, and did not have an effective risk assessment process on a periodic basis to assess the effects of changes in business operations and turnover of our employees that significantly impact our financial processes and internal control over financial reporting related to (i) our Estimated liability for appeals associated with our contract with CMS (the “CMS Reserve”) and (ii) the valuation of our accounts receivable allowance (the “Allowance”). As a result, we did not design and implement effective process level control activities, specifically management review controls over the measurement and disclosure of the CMS Reserve and the Allowance and controls over the completeness and accuracy of data used to calculate the CMS Reserve and the Allowance.

To remediate the material weaknesses described above, we have redesigned the review controls over both the CMS Reserve and the Allowance, and have refined the calculations utilized, including additional controls over the completeness and accuracy of data used, to determine the CMS Reserve and the Allowance. We have also enhanced the use of higher level compensating controls in the near term to monitor the design and operating effectiveness of the revised controls and calculation of the liability related to the CMS Reserve and of the estimate of our Allowance. Our enhanced calculations and review procedures were in place during the first quarter of 2017; however, we cannot verify that the material weaknesses have been fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Except as noted above, there have been no changes in the Company's internal control over financial reporting as of March 31, 2017, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the caption “Commitments and Contingencies” in Note 10 of the Notes to the unaudited Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, the risks that are discussed in the 2016 Form 10-K, under the headings “Part I, Item 1. Business,” “Part I, Item 1A. Risk Factors” and “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” should be carefully considered as such risks could materially affect the Company’s business, financial conditions or future results. There has been no material change in the Company’s risk factors from those described in the 2016 Form 10-K.

These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may have a material adverse effect on the Company’s business, financial condition or future results.

Item 5. Other Information

The Board of Directors has set the date of our 2017 Annual Meeting of Shareholders (the “2017 Annual Meeting”) as August 21, 2017. Because the date of the 2017 Annual Meeting has been changed by more than 30 days from the date of our previous annual meeting of shareholders, the Company has established a new deadline for the receipt of shareholder proposals intended to be included in our proxy materials for the 2017 Annual Meeting pursuant to Rule 14a-8 under the Exchange Act (“Rule 14a-8”).

Shareholders of the Company who wish to have a proposal considered for inclusion in the Company’s proxy materials for the 2017 Annual Meeting pursuant to Rule 14a-8 must ensure that such proposal is received in writing at our principal executive offices located at 5615 High Point Drive, Irving, Texas 75038, Attention: Meredith W. Bjorck, no later than June 16, 2017, which we have determined to be a reasonable time before we begin to print and mail our proxy materials. Any such proposal must also comply with the requirements of Rule 14a-8 to be eligible for inclusion in our proxy materials.

With regard to any proposal by a shareholder not seeking to have such proposal included in the proxy statement, but seeking to have such proposal considered at the 2017 Annual Meeting or seeking to nominate a candidate for director at the 2017 Annual Meeting, the deadline for timely notice as set forth in on page 9 of our proxy statement for our 2016 Annual Meeting of Shareholders has not changed since, pursuant to our Bylaws, the date of our 2017 Annual Meeting has not been delayed by more than 60 calendar days, from the first anniversary of the preceding year’s annual meeting.

Item 6. Exhibits

Pursuant to the rules and regulations of the SEC, the Company has filed, furnished or incorporated by reference the documents referenced in the accompanying Index to Exhibits as exhibits to this Quarterly Report on Form 10-Q. The Exhibits include agreements to which the Company is a party or has a beneficial interest. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other actual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties, and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties, and covenants in the agreements may have been used for the purpose of allocating risk between parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof.

(a) Exhibits

Exhibit Number	Description
2.1†*	Agreement and Plan of Merger, dated March 10, 2017, by and among the HMS Holdings Corp., Echo Acquisition Sub, Inc., Eliza Holding Corp., and Parthenon Investors III, L.P., solely in its capacity as the representative for equity holders of Eliza Holding Corp.
3.1	Conformed copy of Certificate of Incorporation of the Company, as amended through July 9, 2015 (incorporated by reference to Exhibit 3.1 to Company’s Quarterly Report on Form 10-Q (File No. 000-50194) as filed with the SEC on August 10, 2015)
3.2	Amended and Restated Bylaws of the Company dated May 4, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000- 50194) as filed with the SEC on May 5, 2016)
10.1*	Amendment No. 1 to the Amended and Restated Credit Agreement, dated March 8, 2017, among HMS Holdings Corp., the Guarantors Party thereto, the Lenders party thereto and Citibank, N.A. as Administrative Agent
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1**	Section 1350 Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Section 1350 Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

† Certain schedules and similar attachments to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	June 6, 2017	HMS HOLDINGS CORP.

		By:	/s/ WILLIAM C. LUCIA
William C. Lucia
President and Chief Executive Officer and Duly
Authorized Officer
(Principal Executive Officer)

		By:	/s/ JEFFREY S. SHERMAN
Jeffrey S. Sherman
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

HMS Holdings Corp. and Subsidiaries

Exhibit Index

Exhibit Number	Description
2.1†*	Agreement and Plan of Merger, dated March 10, 2017, by and among the HMS Holdings Corp., Echo Acquisition Sub, Inc., Eliza Holding Corp., and Parthenon Investors III, L.P., solely in its capacity as the representative for equity holders of Eliza Holding Corp.
3.1	Conformed copy of Certificate of Incorporation of the Company, as amended through July 9, 2015 (incorporated by reference to Exhibit 3.1 to Company’s Quarterly Report on Form 10-Q (File No. 000-50194) as filed with the SEC on August 10, 2015)
3.2	Amended and Restated Bylaws of the Company dated May 4, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000- 50194) as filed with the SEC on May 5, 2016)
10.1*	Amendment No. 1 to the Amended and Restated Credit Agreement, dated March 8, 2017, among HMS Holdings Corp., the Guarantors Party thereto, the Lenders party thereto and Citibank, N.A. as Administrative Agent
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1**	Section 1350 Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Section 1350 Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

__________________________

† Certain schedules and similar attachments to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.

*Filed herewith

** Furnished herewith

