Form 10-Q
period 2017-06-30
HMS HOLDINGS CORP
filed 2017-08-07
CIK 1196501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

(214) 453-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 4, 2017, there were approximately 84,047,391 shares of the registrant’s common stock (par value $0.01 per share) outstanding.

HMS HOLDINGS CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

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

We have tried, wherever possible, to identify such statements by using words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “project,” “seek,” “target,” “will,” “would,” “could,” “should,” and similar expressions and references to guidance, although some forward-looking statements may be expressed differently. In particular, these include statements relating to future actions, business plans, objectives and prospects, future operating or financial performance or results of current and anticipated services, the benefits and synergies to be obtained from completed and future acquisitions, the future performance of companies we have acquired, sufficiency of our appeals reserves, the future effect of different accounting determinations or remediation activities, our future expenses, interest rates and financial results, and the impact of changes to U.S. healthcare legislation or healthcare spending affecting Medicare, Medicaid or other publicly funded or subsidized health programs.

Forward-looking statements are not guarantees and involve risks, uncertainties and assumptions that are difficult to predict. Actual results may differ materially from past results and forward-looking statements if known or unknown risks or uncertainties materialize, or if underlying assumptions prove inaccurate. These risks and uncertainties include, among other things:

▪	our ability to execute our business plans or growth strategy;
▪	our ability to innovate, develop or implement new or enhanced solutions or services;
▪	the nature of investment and acquisition opportunities we are pursuing, and the successful execution of such investments and acquisitions;
▪	our ability to successfully integrate acquired businesses and realize synergies;
▪	variations in our results of operations;
▪	our ability to accurately forecast the revenue under our contracts and solutions;
▪	our ability to protect our systems from damage, interruption or breach, and to maintain effective information and technology systems and networks;
▪	our ability to protect our intellectual property rights, proprietary technology, information processes, and know-how;
▪	significant competition for our solutions and services;
▪	our failure to maintain a high level of customer retention or the unexpected reduction in scope or termination of key contracts with major customers;
▪	customer dissatisfaction, our non-compliance with contractual provisions or regulatory requirements;
▪	our failure to meet performance standards triggering significant costs or liabilities under our contracts;
▪	our inability to manage our relationships with information and data sources and suppliers;
▪	reliance on sub-contractors and other third party providers and parties to perform services;
▪	our ability to continue to secure contracts and favorable contract terms through the competitive bidding process and to prevail in protests or challenges to contract awards;
▪	pending or threatened litigation;
▪	unfavorable outcomes in legal proceedings;
▪	our success in attracting qualified employees and members of our management team;
▪	our ability to generate sufficient cash to cover our interest and principal payments under our credit facility, or to borrow, obtain financing, maintain liquidity or use credit;
▪	unexpected changes in our effective tax rates;
▪	unanticipated increases in the number or amount of claims for which we are self-insured;
▪	our ability to successfully remediate material weaknesses in our internal control over financial reporting;
▪	changes in the U.S. healthcare environment or healthcare financing system, including regulatory, budgetary or political actions that affect procurement practices and healthcare spending;
▪	our failure to comply with applicable laws and regulations governing individual privacy and information security or to protect such information from theft and misuse;

▪	negative results of government or customer reviews, audits or investigations;
▪	state or federal limitations related to outsourcing or certain government programs or functions;
▪	restrictions on bidding or performing certain work due to perceived conflicts of interests;
▪	the market price of our common stock and lack of dividend payments; and
▪	anti-takeover provisions in our corporate governance documents.

These and other risks are discussed under the headings “Part I, Item 1. Business,” “Part I. Item 1A, Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” of our 2016 Form 10-K and in other documents we file with the SEC.

Any forward-looking statements made by us in this Quarterly Report on Form 10-Q speak only as of the date on which they are made. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. We caution readers not to place undue reliance upon any of these forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our other filings with the SEC, including, but not limited to, our Current Reports on Form 8-K.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$51,369	$175,999
Accounts receivable, net of allowance of $9,246 and $10,772, at June 30, 2017 and December 31, 2016, respectively	193,369	173,582
Prepaid expenses	14,977	13,699
Income tax receivable	9,534	3,354
Deferred financing costs, net	1,748	-
Other current assets	475	1,001
Total current assets	271,472	367,635
Property and equipment, net	95,893	92,167
Goodwill	491,088	379,716
Intangible assets, net	95,397	37,797
Deferred financing costs, net	-	2,790
Other assets	2,416	2,650
Total assets	$956,266	$882,755

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$55,753	$59,402
Estimated liability for appeals	31,272	30,755
Revolving credit facility	240,000	-
Total current liabilities	327,025	90,157
Long-term liabilities:
Revolving credit facility	-	197,796
Net deferred tax liabilities	40,080	22,717
Deferred rent	5,094	5,427
Other liabilities	11,006	10,048
Total long-term liabilities	56,180	235,988
Total liabilities	383,205	326,145
Commitments and contingencies (Note 11)
Shareholders' equity:
Preferred stock -- $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock -- $0.01 par value; 175,000,000 shares authorized; 96,458,775 shares issued and 84,044,697 shares outstanding at June 30, 2017; 95,966,852 shares issued and 83,552,774 shares outstanding at December 31, 2016	964	959
Capital in excess of par value	353,512	345,025
Retained earnings	334,069	326,110
Treasury stock, at cost: 12,414,078 shares at June 30, 2017 and December 31, 2016	(115,484)	(115,484)

Total shareholders' equity	573,061	556,610

Total liabilities and shareholders' equity	$956,266	$882,755

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$133,313	$121,512	$247,046	$241,270
Cost of services:
Compensation	51,853	47,343	100,773	93,744
Data processing	11,281	9,104	21,064	18,728
Occupancy	4,230	3,631	7,777	7,258
Direct project expenses	10,101	11,473	20,544	25,955
Other operating expenses	6,562	6,407	13,765	12,184
Amortization of acquisition related software and intangible assets	7,372	7,013	13,658	14,026
Total cost of services	91,399	84,971	177,581	171,895
Selling, general and administrative expenses	27,553	20,189	51,161	43,114
Total operating expenses	118,952	105,160	228,742	215,009
Operating income	14,361	16,352	18,304	26,261
Interest expense	(2,339)	(2,100)	(4,625)	(4,191)
Interest income	33	60	188	107
Income before income taxes	12,055	14,312	13,867	22,177
Income taxes	5,538	4,443	5,908	7,738
Net income	$6,517	$9,869	$7,959	$14,439

Basic income per common share:
Net income per common share -- basic	$0.08	$0.12	$0.10	$0.17
Diluted income per common share:
Net income per common share -- diluted	$0.08	$0.12	$0.09	$0.17
Weighted average shares:
Basic	83,921	84,073	83,708	84,104
Diluted	85,826	84,528	85,534	84,923

See accompanying notes to unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock				Treasury Stock
	# of Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	# of Shares	Amount	Total Shareholders' Equity
Balance at December 31, 2016	95,966,852	$959	$345,025	$326,110	12,414,078	$(115,484)	$556,610
Net income	-	-	-	7,959	-	-	7,959
Stock-based compensation expense	-	-	9,380	-	-	-	9,380
Exercise of stock options	132,805	1	1,985	-	-	-	1,986
Vesting of restricted stock units, net of shares withheld for employee tax	359,118	4	(2,878)	-	-	-	(2,874)

Balance at June 30, 2017	96,458,775	$964	$353,512	$334,069	12,414,078	$(115,484)	$573,061

See accompanying notes to the unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net income	$7,959	$14,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	12,927	12,784
Amortization of intangible assets	9,740	10,086
Amortization of deferred financing costs	1,042	1,042
Stock-based compensation expense	9,380	8,645
Deferred income taxes	1,265	(3,135)
Loss on disposal of assets	-	44
Change in fair value of contingent consideration	500	-
Changes in operating assets and liabilities, net of acquistion:
Accounts receivable	(9,039)	16,807
Prepaid expenses	149	(128)
Other current assets	526	2,652
Other assets	149	(320)
Income taxes receivable / (payable)	(6,180)	(3,173)
Accounts payable, accrued expenses and other liabilities	(8,196)	(10,190)
Estimated liability for appeals	518	(2,492)
Net cash provided by operating activities	20,740	47,061
Investing activities:
Acquisition of a business, net of cash acquired	(171,174)	-
Purchases of property and equipment	(8,881)	(2,122)
Investment in capitalized software	(6,626)	(2,752)
Net cash used in investing activities	(186,681)	(4,874)
Financing activities:
Proceeds from exercise of stock options	1,986	1,196
Payments of tax withholdings on behalf of employees for net-share settlement for stock-based compensation	(2,874)	(1,067)
Payments on capital lease obligations	(5)	(42)
Proceeds from credit facility	42,204	-
Net cash provided by financing activities	41,311	87
Net (decrease) / increase in cash and cash equivalents	(124,630)	42,274
Cash and Cash Equivalents
Cash and cash equivalents at beginning of year	175,999	145,610
Cash and cash equivalents at end of period	$51,369	$187,884

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$10,656	$13,450
Cash paid for interest	$3,451	$3,016

Supplemental disclosure of non-cash activities:
Change in balance of accrued property and equipment purchases	$(1,313)	$(690)

See accompanying notes to the unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2017 and 2016

(unaudited)

1.        Business and Summary of Significant Accounting Policies

(a) Business

HMS is a leading provider of cost containment solutions in the U.S. healthcare marketplace. Using innovative technology as well as extensive data services and powerful analytics, the Company delivers coordination of benefits, payment integrity, and health management and member engagement solutions through its operating subsidiaries to help healthcare customers recover improper payments; prevent future improper payments; reduce fraud, waste and abuse; better manage the care their members receive; and ensure regulatory compliance. HMS is managed and operates as one business segment, with a single management team reporting to the Chief Executive Officer. The Company serves commercial health plans, state government agencies, federal programs, at-risk providers, pharmacy benefit managers and employers.

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

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”) that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when stock awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows companies to repurchase more of an employee’s vesting shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on the cash flows statement and provides an accounting policy election to account for forfeitures as they occur. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within such annual reporting periods with early adoption permitted. The Company elected to early adopt the new guidance in the fourth quarter of fiscal year 2016 which requires us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The primary impact of adoption was the recognition of excess tax benefits in the provision for income taxes rather than paid-in capital for all periods in fiscal year 2016. Additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings as of January 1, 2016, where the cumulative effect of these changes are required to be recorded. The Company elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The Company elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented which resulted in an increase to both net cash from operating activities and net cash from financing activities of $1.3 million for the six months ended June 30, 2016. Additionally, for the three and six months ended June 30, 2016, income tax expense decreased and net income increased $1.3 million as well as earnings per share increasing $0.02 as compared to previously reported amounts. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented on the consolidated statements of cash flow since such cash flows have historically been presented as a financing activity.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The FASB has recently issued several amendments to the standard, including: principal versus agent considerations; clarification on accounting for licenses of intellectual property and identifying performance obligations; narrow scope-improvements and practical expedients; and technical corrections and improvements. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within such annual reporting periods with early adoption permitted. The Company does not plan to early adopt this guidance and therefore will adopt on January 1, 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company will adopt ASU 2014-09 using the modified retrospective method. The Company, with the assistance of external consultants, has developed and is currently following an implementation plan. In connection with the implementation plan, the Company has performed a review of a significant number of historical contracts and is in process of assessing the overall financial statement impact of this assessment. Depending on the results of the Company’s assessment, there could be material changes to the timing and recognition of revenues and certain associated expenses. The Company expects to complete the assessment process, including quantifying the overall impact to the Company’s results of operations by the end of the third quarter of 2017.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 will require most lessees to recognize a majority of the company’s leases on the balance sheet, which will increase reported assets and liabilities. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 including interim periods within such annual reporting periods with early adoption permitted. The Company has not early adopted this guidance and is currently evaluating the impact on the Company’s consolidated financial statements of adopting this guidance. The Company does not expect this to have a material impact to the Company’s results of operations.

In August 2016, the FASB issued ASU No. 2016-15, Statements of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 clarifies where certain cash receipts and cash payments are presented and classified in the statement of cash flows. Current guidance does not include specific guidance on the eight classification issues presented in the amendments, which are intended to reduce diversity in practice with respect to classification and presentation of such cash receipts and payments. The amendments are effective for annual reporting periods beginning after December 15, 2017, and for interim reporting periods within such annual periods. The Company is currently evaluating the impact on the Company’s financial statements of adopting this guidance. The Company does not expect this to have a material impact to the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 finalizes previous proposals regarding shareholder concerns that the definition of a business is applied too broadly. The guidance assists entities with evaluating whether transactions should be accounted for as acquisitions of assets or of businesses. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact on the Company’s financial statements of adopting this guidance. The Company does not expect this to have a material impact to the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the manner in which an entity is required to test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The amendment simplifies this approach by having the entity (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendment is effective for public entities that are SEC filers prospectively for their annual, or any interim, goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for all entities for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact on the Company’s financial statements of adopting this guidance. The Company does not expect this to have a material impact to the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 finalizes previous proposals regarding the complexity around share-based payment awards for modifications. The amendment simplifies the terms or conditions for applying modification accounting, which is required to be applied unless all of the following are satisfied: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or as a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendment is effective for public entities that are SEC filers for annual and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The Company is currently evaluating the impact on the Company’s financial statements of adopting this guidance. The Company does not expect this to have a material impact to the Company’s consolidated financial statements.

2.       Business Combinations

On April 17, 2017, the Company completed the acquisition of 100% of the outstanding capital stock of Eliza Holding Corp. (“Eliza”), for a preliminary purchase price of $171.6 million funded with available liquidity of approximately 75% cash on hand and 25% from the Company’s existing credit line. Eliza is a cloud based technology platform which provides comprehensive and personalized health engagement solutions designed to improve clinical outcomes and reduce costs. Eliza reaches and engages members through a proprietary, scalable technology solution that leverages a multi-channel communications platform incorporating consumer and proprietary data sources, analytics, and behavior-driven program design to help clients achieve desired outcomes.

The purchase price is subject to certain post-closing purchase price adjustments and the initial purchase price allocation as of the date of acquisition was based on a preliminary valuation. Estimates and assumptions for which the Company is still obtaining or evaluating information are subject to change up to one year from the acquisition date as that additional information becomes available and adjustments may require a change in the amounts allocated to goodwill during the periods in which the adjustments are determined. The intangible assets are valued using various methods which requires several judgments, including with respect to growth rates, discount rates, customer attrition rates, and expected levels of revenues, earnings, cash flows and tax rates. The intangible assets are amortized over their estimated useful lives on a straight-line basis and are not expected to be deductible for taxable purposes. As such, the Company recorded a net deferred tax liability which is comprised of deferred tax liabilities recognized in connection with the acquired intangible assets partially offset by deferred tax assets associated with acquired net operating loss carryforwards and credits. The goodwill recognized from the acquisition was a result of synergies to be realized from future revenue growth, is not deductible for tax purposes, has an indefinite useful life and will be included in the Company’s annual impairment testing or between annual tests if an indicator of impairment exists.

The preliminary allocation of the purchase price to the fair value of the assets acquired and the liabilities assumed as of April 17, 2017, the effective date of the acquisition, was as follows (in thousands):

Cash and cash equivalents	$435
Accounts receivable	10,748
Prepaid expenses	1,427
Property and equipment	1,146
Intangible assets	67,340
Goodwill	111,225
Other assets	63
Accounts payable	(2,620)
Deferred tax liability	(16,098)
Other liabilities	(2,057)

Total purchase price	$171,609

The preliminary purchase price allocated to the intangibles acquired was as follows (in thousands):

		Useful Life (in years)
Customer relationships	$45,600	36
Intellectual property	21,300	6
Trade name	310	1.5
Restrictive covenants	130	1
Fair value of intangibles acquired	$67,340

Acquisition costs recorded to selling, general and administrative expenses were as follows (in thousands):

Other operating expenses - consulting fees	$3,515
Other operating expenses - legal fees	832
Other operating expenses - transaction costs	185
Acquisition-related costs	$4,532

Goodwill was determined based on the difference between the purchase price and the fair values of the tangible and intangible assets acquired.

The acquisition was not significant to the Company’s consolidated financial statements; therefore, pro forma results of operations related to this business acquisition have not been presented; however, the financial results of Eliza have been included in the Company’s consolidated financial statements since the date of acquisition. Eliza contributed approximately $7.6 million in revenue to HMS results of operations since the date of acquisition.

3.       Accounts Receivable and Allowance

The Company’s accounts receivable, net, consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Accounts receivable	$202,615	$184,354
Allowance	(9,246)	(10,772)
Accounts receivable, net	$193,369	$173,582

A summary of the activity in the allowance was as follows (in thousands):

	June 30, 2017	December 31, 2016
Balance--beginning of period	$10,772	$11,464
Provision	7,520	21,583
Charge-offs	(9,046)	(22,383)
Recoveries	-	108
Balance--end of period	$9,246	$10,772

4.        Intangible Assets

Intangible assets consisted of the following (in thousands, except for useful life):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (in years)
June 30, 2017
Customer relationships	$148,690	$(79,447)	$69,243	5	-	36
Trade name	16,246	(12,610)	3,636	1.5	-	5
Intellectual property	23,400	(1,090)	22,310	3	-	7
Restrictive covenants	263	(55)	208	1	-	5
Total	$188,599	$(93,202)	$95,397

December 31, 2016
Customer relationships	$103,090	$(71,914)	$31,176	5	-	10
Trade name	15,936	(11,393)	4,543	3	-	5
Intellectual property	2,100	(140)	1,960	3	-	7
Restrictive covenants	133	(15)	118	3	-	5
Total	$121,259	$(83,462)	$37,797

Amortization expense of intangible assets is expected to approximate the following (in thousands):

Year ending December 31,
Remainder of 2017	$11,259
2018	21,661
2019	7,062
2020	5,608
2021	5,280
Thereafter	44,527

For the three months ended June 30, 2017 and 2016, amortization expense related to intangible assets was $4.5 million and $5.0 million, respectively. For the six months ended June 30, 2017 and 2016, amortization expense related to intangible assets was $9.7 million and $10.1 million, respectively.

5.        Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Accounts payable, trade	$13,814	$13,847
Accrued compensation and other	21,700	28,507
Accrued operating expenses	20,239	17,048
Total accounts payable, accrued expenses and other liabilities	$55,753	$59,402

6.        Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2017 and 2016 was 42.6%, and 34.9%, respectively. Excluding the tax impacts related to equity compensation and acquisition related costs and deferred adjustments, our effective tax rate would approximate 38.7% for the six months ended June 30, 2017. For the six months ended June 30, 2017, the primary differences between the federal statutory rate and our effective tax rate are state taxes, acquisition related costs and deferred adjustments, equity compensation impacts, unrecognized tax benefits and permanent differences including the U.S. production activities deduction and research and development tax credits.

Included in Other liabilities on the consolidated balance sheets, are the total amount of unrecognized tax benefits of approximately $7.6 million and $7.4 million, as of June 30, 2017 and December 31, 2016, respectively, (net of the federal benefit for state issues) that, if recognized, would favorably affect the Company’s future effective tax rate. Also included in Other liabilities on the consolidated balance sheets, are accrued liabilities for interest expense and penalties related to unrecognized tax benefits of $0.7 million and $0.6 million as of June 30, 2017 and December 31, 2016, respectively. HMS includes interest expense and penalties in the provision for income taxes in the unaudited consolidated statements of income. The amount of interest expense (net of federal and state income tax benefits) and penalties in the unaudited consolidated statements of income for the six months ended June 30, 2017 and 2016 was an immaterial amount and $0.2 million, respectively. The Company believes it is reasonably possible that the amount of unrecognized tax benefits may decrease by $0.7 million over the next twelve months, due to the expiration of the statute of limitations in various state jurisdictions.

HMS files income tax returns with the U.S. Federal government and various state and local jurisdictions. HMS is no longer subject to U.S. Federal income tax examinations for years before 2012. The Internal Revenue Service recently opened an audit of tax years 2013 and 2014 related to the refund filings in 2016. HMS operates in a number of state and local jurisdictions. Accordingly, HMS is subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction. HMS recently closed an audit with the State of New York by accepting an immaterial assessment and was recently notified by the State of Illinois that tax years 2014 and 2015 have been selected for examination.

7.       Estimated Liability For Appeals

Under the Company’s contracts with certain commercial health plan customers and its Medicare RAC contract with CMS, HMS recognizes revenue when HMS claim findings are sent to the Company’s customers for offset against future claim payments to providers. These contracts permit providers the right to appeal HMS claim findings and to pursue additional appeals if the initial appeal is found in favor of HMS’s customer. HMS accrues an estimated liability for these appeals based on the amount of revenue that is subject to appeals and which are probable of being adjudicated in favor of providers following their successful appeal. The Company’s estimates are based on the Company’s historical experience with appeals. The estimated liability for appeals represents the Company’s best estimate of the potential amount of repayments related to appeals of HMS claim findings for which revenue was previously recognized by HMS.

The provision included in the estimated liability for appeals is recorded as an offset to revenue in the Company’s unaudited consolidated statements of income. The total estimated liability for appeals balance of $31.3 million and $30.8 million as of June 30, 2017 and December 31, 2016, respectively, includes $18.1 million and $17.3 million, respectively, of claim findings which have been adjudicated in favor of providers, and $10.4 million and $11.1 million, respectively, of the Company’s estimate of the potential amount of repayments that are probable of being adjudicated in favor of providers following a successful appeal.

A summary of the activity in the estimated liability for appeals related to the Company’s Medicare RAC contract was as follows (in thousands):

	June 30, 2017	December 31, 2016
Balance--beginning of period	$11,126	$12,801
Provision	83	721
Appeals found in providers favor	(737)	(2,396)
Balance--end of period	$10,472	$11,126

8.        Credit Agreement

During the six months ended June 30, 2017, no principal payments were made against the Company’s revolving credit facility. The $240.0 million principal balance of the revolving credit facility is due in May 2018.

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

The Credit Agreement requires the Company to comply with certain principal financial covenants and other covenants, including a maximum consolidated leverage ratio of 3.25:1.00 and a minimum interest coverage ratio of 3.00:1.00.

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

Interest expense and the commitment fees on the unused portion of the Company’s revolving credit facility were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest expense	$1,469	$1,189	$2,843	$2,367
Commitment fees	$333	$378	$711	$756

As of June 30, 2017 and December 31, 2016, the unamortized balance of deferred origination fees and debt issuance costs were $1.7 million and $2.8 million, respectively. For both the three month periods ended June 30, 2017 and 2016, HMS amortized $0.5 million of interest expense related to the Company’s deferred origination fees and debt issue costs. For both the six months ended June 30, 2017 and 2016, HMS amortized $1.0 million of interest expense related to the Company’s deferred origination and debt issue costs.

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

As previously disclosed, on March 8, 2017, Amendment No. 1 to the Credit Agreement was executed which amended, among other things, the Company’s requirement to furnish to Citibank, N.A., as administrative agent, and the lenders party to the Credit Agreement, financial statements and other information within 90 days of the fiscal year-end to 180 days for the fiscal year-ended December 31, 2016. These financial statements include the audited consolidated balance sheet and related statements of income, stockholders’ equity and cash flows of the Company and its subsidiaries. The Company furnished the required financial statements and other information within the extended time period.

The Company’s revolving credit facility is due within one year. The Company has no committed financing or refinancing in place as of June 30, 2017; however, the Company has successfully obtained financing or refinanced its debt in the past and the Company has commenced plans to extend or refinance the credit facility, including the identification of several prospective lenders and the negotiation of key terms. The Company is not aware of any conditions or events that indicate that the Company may not be able to obtain additional financing or will not be able to refinance its existing debt. However, the terms and availability of additional financing may be impacted by economic and financial market conditions as well as the Company’s financial condition and results of operations at the time the Company seeks additional financing.

As of June 30, 2017, the Company was in compliance with all of the terms of the Credit Agreement.

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

The following table reconciles the basic to diluted weighted average common shares outstanding using the treasury stock method (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$6,517	$9,869	$7,959	$14,439

Weighted average common shares outstanding-basic	83,921	84,073	83,708	84,104
Plus: net effect of dilutive stock options and restricted stock units	1,905	455	1,826	819
Weighted average common shares outstanding-diluted	85,826	84,528	85,534	84,923
Net income per common share-basic	$0.08	$0.12	$0.10	$0.17
Net income per common share-diluted	$0.08	$0.12	$0.09	$0.17

For the three months ended June 30, 2017 and 2016, 1,804,272 and 3,207,146 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive. For the three months ended June 30, 2017 and 2016, restricted stock units representing 51,836 and 115,975 shares of common stock, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

For the six months ended June 30, 2017 and 2016, 1,888,257 and 3,243,610 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive. For the six months ended June 30, 2017 and 2016, restricted stock units representing 63,247 and 134,946 shares of common stock, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

10.       Stock-Based Compensation

(a)     Stock-Based Compensation Expense

Total stock-based compensation expense in the Company’s consolidated statements of income related to the Company’s long-term incentive award plans was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of services-compensation	$1,462	$1,210	$3,503	$3,141
Selling, general and administrative	2,532	3,195	5,877	5,504
Total	$3,994	$4,405	$9,380	$8,645

(b)     Stock Options

For the three months ended June 30, 2017 and 2016, stock-based compensation expense related to stock options was approximately $1.7 million and $2.1 million, respectively. For the six months ended June 30, 2017 and 2016, stock-based compensation expense related to stock options was approximately $3.9 million and $4.1 million, respectively.

Presented below is a summary of stock option activity for the six months ended June 30, 2017 (in thousands except for weighted average exercise price and weighted average remaining contractual terms):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding balance at December 31, 2016	5,191	$17.35
Granted	927	19.04
Exercised	(133)	14.96
Forfeitures	(90)	16.50
Expired	(89)	24.31
Outstanding balance at June 30, 2017	5,806	17.58	5.37	$13,280

Expected to vest at June 30, 2017	2,177	16.34	6.83	5,697
Exercisable at June 30, 2017	2,804	$18.95	3.97	$5,245

During the three months ended June 30, 2017 and 2016, the Company issued 132,128 and 288,717 shares, respectively, of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $2.0 million and $0.8 million, respectively. The total intrinsic value of stock options exercised during the three months ended June 30, 2017 and 2016 was $0.6 million and $4.0 million, respectively. During the six months ended June 30, 2017 and 2016, the Company issued 132,805 and 298,692 shares, respectively of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $2.0 million and $1.2 million, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2017 and 2016 was $0.6 million and $4.1 million, respectively.

As of June 30, 2017, there was approximately $15.4 million of total unrecognized compensation cost related to stock options outstanding, which is expected to be recognized over a weighted average period of 1.14 years.

Excess tax benefit/(deficiency) from the exercise of stock options for the three months ended June 30, 2017 and 2016 was a deficiency of $0.3 million and a benefit of $1.3 million, respectively. Excess tax benefit from the exercise of stock options for the six months ended June 30, 2017 and 2016 was $0.1 million and $1.3 million, respectively.

The weighted-average grant date fair value per share of the stock options granted during the six months ended June 30, 2017 and 2016 was $7.73 and $5.45, respectively. HMS estimated the fair value of each stock option grant on the date of grant using a Black Scholes option pricing model and weighted–average assumptions set forth in the following table:

	Six Months Ended June 30,
	2017	2016
Expected dividend yield	―	―
Risk-free interest rate	1.74%	1.20%
Expected volatility	44.23%	43.90%
Expected life (years)	5.00	4.90

(c)     Restricted Stock Units

For the three months ended June 30, 2017 and 2016 stock-based compensation expense related to restricted stock units was $2.2 million and $2.3 million, respectively. For the six months ended June 30, 2017 and 2016 stock-based compensation expense related to restricted stock units was $5.5 million and $4.5 million, respectively.

Presented below is a summary of restricted stock units activity for the six months ended June 30, 2017 (in thousands, except for weighted average grant date fair value per unit):

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Outstanding balance at December 31, 2016	1,413	$16.44
Granted	540	19.04
Vesting of restricted stock units, net of units withheld for taxes	(359)	16.39
Units withheld for taxes	(154)	16.39
Forfeitures	(28)	17.82
Outstanding balance at June 30, 2017	1,412	$16.51

For the three months ended June 30, 2017 and 2016, HMS granted 536,023 and 24,447 restricted stock units, respectively, with an aggregate fair market value of $10.2 million and $0.4 million, respectively. For the six months ended June 30, 2017 and 2016, HMS granted 539,657 and 587,092 restricted stock units, respectively, with an aggregate fair market value of $10.3 million and $8.2 million, respectively.

As of June 30, 2017, 1,245,666 restricted stock units remained unvested and there was approximately $18.4 million of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average vesting period of 1.26 years.

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

In January 2016, HMS moved for partial summary judgment. On July 21, 2017, the Court granted the motion in part, dismissing one of Plaintiffs’ breach of contract causes of action against HMS. Trial has been set for October 2017. HMS continues to believe that the Plaintiffs’ claims are without merit and will continue to vigorously defend against them.

Shareholder Proceedings: On March 3, 2017, a putative securities class action was filed in the Federal District Court for the District of New Jersey, entitled Danahar v. HMS Holdings Corp., et al. The complaint names the Company, its Chief Executive Officer, and its Chief Financial Officer as defendants and arises out of the Company’s disclosure on March 2, 2017 that the filing of its 2016 Form 10-K would be delayed in order to permit the Company to complete the Company’s previously disclosed review of its estimated liability for appeals and related internal control over financial reporting, and that the Company’s auditor had informed the Company that it had identified what it believed was a material weakness in the Company’s internal control over financial reporting related to the CMS reserves. The complaint alleges that the Company’s quarterly reports on Form 10-Q for the period January 1, 2016 to September 30, 2016 were false and misleading for failing to disclose the matters set forth above. On May 19, 2017, the New Jersey District Court granted the defendants’ motion to transfer the action to the United States District Court for the Northern District of Texas. On July 28, 2017, the plaintiffs filed a Notice of Voluntary Dismissal, Without Prejudice, as to all defendants. The court terminated the case effective as of July 28, 2017.

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

Business Overview

HMS is a leading provider of cost containment solutions in the U.S. healthcare marketplace. Using innovative technology as well as extensive data services and powerful analytics, the Company delivers coordination of benefits, payment integrity, and health management and member engagement solutions through its operating subsidiaries to help healthcare customers recover improper payments; prevent future improper payments; reduce fraud, waste and abuse; better manage the care their members receive; and ensure regulatory compliance. HMS is managed and operates as one business segment, with a single management team reporting to the Chief Executive Officer. The Company serves commercial health plans, state government agencies, federal programs, at-risk providers, pharmacy benefit managers and employers. As of June 30, 2017, the Company:

▪	Serves over 40 state Medicaid programs and the District of Columbia, CMS and the VHA;
▪	Provides services to over 300 health plans in support of their multiple lines of business, including Medicaid managed care, Medicare Advantage and group and individual health and both at-risk and ASO; and
▪	Serves as a sub-contractor for certain business outsourcing and technology firms.

Critical Accounting Policies

Since the date of our 2016 Form 10-K, there have been no material changes to our critical accounting policies. Refer to the items disclosed as our Critical Accounting Policies in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 – “Business and Summary of Significant Accounting Policies” in our notes to the audited consolidated financial statements under Part II, Item 8 of our 2016 Form 10-K.

SUMMARY OF OPERATING RESULTS

Selected Operating Performance and Other Significant Items for the Three and Six Months Ended June 30, 2017

Three Months Ended June 30, 2017

▪	Revenue increased $11.8 million, or 9.7% from the same quarter in 2016
▪	Operating income decreased $2.0 million, or 12.2% from the same quarter in 2016
▪	Net income decreased $3.4 million, or 34.0% from the same quarter in 2016
▪	Diluted earnings per share decreased $0.04 or 33.3% from the same quarter in 2016
▪	Shareholders’ equity at June 30, 2017 increased $12.2 million from March 31, 2017
▪	Second quarter 2017 cash flow from operations was $17.4 million

Six Months Ended June 30, 2017

▪	Revenue increased $5.8 million, or 2.4% from the first six months of 2016
▪	Operating income decreased $8.0 million, or 30.3% from the first six months of 2016
▪	Net income decreased $6.5 million, or 44.9% from the first six months of 2016
▪	Diluted earnings per share decreased $0.08 or 47.1% from the first six months of 2016
▪	Shareholders’ equity increased $16.5 million since December 31, 2016
▪	Cash flow from operations for the first six months of 2017 was $20.7 million

Comparison of Three and Six Months Ended June 30, 2017 to June 30, 2016

The following table sets forth, for the periods indicated, certain items in our unaudited consolidated statements of income expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	100%	100%	100%	100%
Cost of services:
Compensation	38.9	39.0	40.8	38.9
Data processing	8.5	7.5	8.5	7.7
Occupancy	3.2	3.0	3.2	3.0
Direct project expenses	7.6	9.4	8.3	10.8
Other operating expenses	4.9	5.2	5.6	5.0
Amortization of acquisition related software and intangible assets	5.5	5.8	5.5	5.8
Total cost of services	68.6	69.9	71.9	71.2
Selling, general and administrative expenses	20.6	16.6	20.7	17.9
Total operating expenses	89.2	86.5	92.6	89.1
Operating income	10.8	13.5	7.4	10.9
Interest expense	(1.8)	(1.7)	(1.8)	(1.7)
Interest income	—	—	—	—
Income before income taxes	9.0	11.8	5.6	9.2
Income taxes	4.1	4.8	2.4	3.8
Net income	4.9%	7.0%	3.2%	5.4%

Revenue

Three Months Ended June 30, 2017 vs. 2016

During the three months ended June 30, 2017 revenue was $133.3 million, an increase of $11.8 million or 9.7% compared to prior year revenue of $121.5 million. The primary reason for the increase in total revenue was due to new commercial health plan revenue contributing approximately $8.6 million in revenues, as well as an increase in the number of services provided to existing customers. Included in revenue for commercial health plan revenue is approximately $7.6 million from Eliza. These increases were partially offset by a decrease in CMS revenue.

Six Months Ended June 30, 2017 vs. 2016

During the six months ended June 30, 2017 revenue was $247.0 million, an increase of $5.8 million or 2.4% compared to prior year revenue of $241.3 million. The primary reason for the increase in total revenue was due to state solutions and new commercial health plan revenues contributing approximately $9.2 million to the first half of 2017 revenue, including an increase in the number of services provided to existing customers. Included in revenue for commercial health plan revenue is approximately $7.6 million from Eliza. These increases were partially offset by a decrease in CMS revenue.

Total Cost of Services

Total cost of services consists of compensation, data processing, occupancy, direct project expenses, other operating expenses, and amortization of acquisition related software and intangible assets.

Three Months Ended June 30, 2017 vs. 2016

During the three months ended June 30, 2017, total cost of services as a percentage of revenue was 68.6% compared to 69.9% for the three months ended June 30, 2016. Total cost of services for the three months ended June 30, 2017 was $91.4 million, an increase of $6.4 million compared to $85.0 million for the three months ended June 30, 2016. This change resulted primarily from increases in compensation costs, data processing costs, occupancy, other operating expenses, and amortization of intangible assets. These increases were partially offset by decreases in direct project expenses.

Six Months Ended June 30, 2017 vs. 2016

During the six months ended June 30, 2017, total cost of services as a percentage of revenue was 71.9% compared to 71.2% for the six months ended June 30, 2016. Total cost of services for the six months ended June 30, 2017 was $177.6 million, an increase of $5.7 million compared to $171.9 million for the six months ended June 30, 2016. This change resulted primarily from increases in compensation costs, data processing costs, occupancy, other operating expenses. These increases were partially offset by decreases in direct project expenses.

Compensation

Compensation expense is primarily composed of salaries and wages, which include overtime, health benefits, stock option expense, performance awards, commissions, employers’ share of FICA and fringe benefits.

Three Months Ended June 30, 2017 vs. 2016

During the three months ended June 30, 2017, compensation expense as a percentage of revenue was 38.9% compared to 39.0% for the three months ended June 30, 2016. Compensation expense for the three months ended June 30, 2017 was $51.9 million, an increase of $4.6 million compared to $47.3 million for the three months ended June 30, 2016. This increase resulted primarily from an increase in salaries due to compensation for additional personnel in connection with the Eliza acquisition, partially offset by a decrease in fringe benefits.

Six Months Ended June 30, 2017 vs. 2016

During the six months ended June 30, 2017, compensation expense as a percentage of revenue was 40.8% compared to 38.9% for the six months ended June 30, 2016. Compensation expense for the six months ended June 30, 2017 was $100.8 million, an increase of $7.1 million compared to $93.7 million for the six months ended June 30, 2016. This increase resulted primarily from increases in salaries due to compensation for additional personnel in connection with the Eliza acquisition and stock compensation expense.

Data Processing

Three Months Ended June 30, 2017 vs. 2016

During the three months ended June 30, 2017, data processing expense as a percentage of revenue was 8.5% compared to 7.5% for the three months ended June 30, 2016. Data processing expense for the three months ended June 30, 2017 was $11.3 million, an increase of $2.2 million compared to $9.1 million for the three months ended June 30, 2016. This change resulted primarily from a $2.0 million increase in equipment expense and software costs.

Six Months Ended June 30, 2017 vs. 2016

During the six months ended June 30, 2017, data processing expense as a percentage of revenue was 8.5% compared to 7.7% for the six months ended June 30, 2016. Data processing expense for the six months ended June 30, 2017 was $21.1 million, an increase of $2.4 million compared to $18.7 million for the six months ended June 30, 2016. This change resulted primarily from a $2.6 million increase in equipment expense and software costs.

Occupancy

Three Months Ended June 30, 2017 vs. 2016

During the three months ended June 30, 2017, occupancy expense as a percentage of revenue was 3.2% compared to 3.0% for the three months ended June 30, 2016. Occupancy expense was $4.2 million, an increase of $0.6 million compared to $3.6 million for the three months ended June 30, 2016. This increase was primarily a result of increases in utilities costs.

Six Months Ended June 30, 2017 vs. 2016

During the six months ended June 30, 2017, occupancy expense as a percentage of revenue was 3.2% compared to 3.0% for the six months ended June 30, 2016. Occupancy expense was $7.8 million, an increase of $0.5 million compared to $7.3 million for the six months ended June 30, 2016. This increase was primarily a result of increases in utilities costs.

Direct Project Expenses

Three Months Ended June 30, 2017 vs. 2016

During the three months ended June 30, 2017, direct project expense as a percentage of revenue was 7.6% compared to 9.4% for the three months ended June 30, 2016. Direct project expenses were $10.1 million for the three months ended June 30, 2017, a decrease of $1.4 million, compared to $11.5 million for the three months ended June 30, 2016. The decrease was primarily due to a $1.6 million reduction in expenses related to the CMS contract.

Six Months Ended June 30, 2017 vs. 2016

During the six months ended June 30, 2017, direct project expense as a percentage of revenue was 8.3% compared to 10.8% for the six months ended June 30, 2016. Direct project expenses were $20.5 million, a decrease of $5.5 million compared to $26.0 million for the six months ended June 30, 2016. This decrease was primarily due to a $6.9 million reduction in expenses related to the CMS contract, offset by increases in new project costs.

Other Operating Expenses

Three Months Ended June 30, 2017 vs. 2016

During the three months ended June 30, 2017, other operating expenses as a percentage of revenue was 4.9% compared to 5.2% for the three months ended June 30, 2016. Other operating expenses for the three months ended June 30, 2017 were $6.6 million, an increase of $0.2 million compared to $6.4 million for the three months ended June 30, 2016. This increase primarily resulted from a $2.9 million increase in sub-contractor fees, travel and entertainment, and consulting project expenses. These increases were offset by a $2.7 million decrease in temporary staffing and office related expenses.

Six Months Ended June 30, 2017 vs. 2016

During the six months ended June 30, 2017, other operating expenses as a percentage of revenue was 5.6% compared to 5.0% for the six months ended June 30, 2016. Other operating expenses for the six months ended June 30, 2017 were $13.8 million, an increase of $1.6 million compared to $12.2 million for the six months ended June 30, 2016. This increase primarily resulted from a $6.4 million increase in sub-contractor fees, travel and entertainment, and consulting project expenses. These increases were offset by a $5.0 million decrease in temporary staffing and office related expenses.

Amortization of Acquisition Related Software and Intangible Assets

Three Months Ended June 30, 2017 vs. 2016

During the three months ended June 30, 2017, amortization of acquisition related software and intangibles as a percentage of revenue was 5.5% compared to 5.8% for the three months ended June 30, 2016. Amortization of acquisition related software and intangible assets for the three months ended June 30, 2017 was $7.4 million, an increase of $0.4 million compared to $7.0 million for the three months ended June 30, 2016. This increase related to the addition of certain intangibles as a result of the Eliza acquisition.

Six Months Ended June 30, 2017 vs. 2016

During the six months ended June 30, 2017, amortization of acquisition related software and intangibles as a percentage of revenue was 5.5% compared to 5.8% for the six months ended June 30, 2016. Amortization of acquisition related software and intangible assets for the six months ended June 30, 2017 was $13.7 million, a decrease of $0.3 million compared to $14.0 million for the six months ended June 30, 2016. This decrease related to certain intangibles becoming fully amortized slightly offset by the addition of intangibles in connection with the Eliza acquisition.

Selling, General and Administrative expenses

Three Months Ended June 30, 2017 vs. 2016

During the three months ended June 30, 2017, SG&A expenses as a percentage of revenue was 20.6% compared to 16.6% for the three months ended June 30, 2016. SG&A expenses for the three months ended June 30, 2017 were $27.6 million, an increase of $7.4 million compared to $20.2 million for the three months ended June 30, 2016. This increase was comprised primarily of increases in compensation expense, professional fees and consulting fees, including $3.4 million of Eliza acquisition costs, partially offset by a reduction in other operating expenses.

Six Months Ended June 30, 2017 vs. 2016

During the six months ended June 30, 2017, SG&A expenses as a percentage of revenue was 20.7% compared to 17.9% for the six months ended June 30, 2016. SG&A expenses for the six months ended June 30, 2017 were $51.2 million, an increase of $8.1 million compared to $43.1 million for the six months ended June 30, 2016. This increase was comprised primarily of increases in compensation expense, professional fees and consulting fees, including $4.5 million of Eliza acquisition costs, partially offset by a reduction in other operating expenses.

Operating Income

Three Months Ended June 30, 2017 vs. 2016

Operating income for the three months ended June 30, 2017, was $14.4 million, a decrease of $2.0 million, or 12.2% compared to operating income of $16.4 million for the three months ended June 30, 2016.

Six Months Ended June 30, 2017 vs. 2016

Operating income for the six months ended June 30, 2017, was $18.3 million, a decrease of $8.0 million, or 30.4% compared to operating income of $26.3 million for the six months ended June 30, 2016.

Interest Expense

Interest expense represents interest on borrowings under our revolving credit facility, amortization of deferred financing costs, commitment fees for our revolving credit facility and issuance fees for our letter of credit.

Three Months Ended June 30, 2017 vs. 2016

During the three months ended June 30, 2017, interest expense was $2.3 million, an increase of $0.2 million compared to $2.1 million for the same period in the prior year. This increase resulted primarily from an increase in the principal amount on our outstanding debt. Amortization of deferred financing costs of $0.5 million in both periods is included within interest expense.

Six Months Ended June 30, 2017 vs. 2016

During the six months ended June 30, 2017, interest expense was $4.6 million, an increase of $0.4 million compared to $4.2 million for the same period in the prior year. This increase resulted primarily from an increase in the principal amount on our outstanding debt. Amortization of deferred financing costs of $1.0 million in both periods is included within interest expense.

Income Taxes

Three Months Ended June 30, 2017 vs. 2016

During the three months ended June 30, 2017, we recorded income tax expense of $5.5 million, an increase of $1.1 million compared to income tax expense of $4.4 million for the three months ended June 30, 2016. Income before taxes decreased $2.2 million for the three months ended June 30, 2017 compared to income before taxes in the same period in the prior year, which caused a decrease in our tax expense. Our effective tax rate increased to 45.9% for the three months ended June 30, 2017 compared to 31.0% for the three months ended June 30, 2016, primarily due to the prior year’s excess tax benefit. See “Recently Adopted Accounting Pronouncements” in Note 1 of the unaudited consolidated financial statements. The change is also due to the non-tax deductible Eliza acquisition transaction costs partially offset by U.S. production activities deduction and research and development tax credits. The differences between the federal statutory rate and our effective tax rate are state taxes, acquisition related costs and deferred adjustments, equity compensation impacts, unrecognized tax benefits and permanent differences including the U.S. production activities deduction and research and development tax credits.

Six Months Ended June 30, 2017 vs. 2016

During the six months ended June 30, 2017, we recorded income tax expense of $5.9 million, a decrease of $1.8 million compared to income tax expense of $7.7 million for the six months ended June 30, 2016. Income before taxes decreased $8.3 million for the six months ended June 30, 2017 compared to income before taxes in the same period in the prior year, which caused a decrease in our tax expense. Our effective tax rate increased to 42.6% for the six months ended June 30, 2017 compared to 34.9% for the six months ended June 30, 2016 primarily due to the prior year’s excess tax benefit. See “Recently Adopted Accounting Pronouncements” in Note 1 of the unaudited consolidated financial statements. The change is also a result of the non-tax deductible Eliza acquisition transaction costs, partially offset by U.S. production activities deduction and research and development tax credits. The differences between the federal statutory rate and our effective tax rate are state taxes, acquisition related costs and deferred adjustments, equity compensation impacts, unrecognized tax benefits and permanent differences including the U.S. production activities deduction and research and development tax credits.

Net Income

Three Months Ended June 30, 2017 vs. 2016

During the three months ended June 30, 2017, net income was $6.5 million which represents a $3.4 million decrease compared to net income of $9.9 million for the same period in 2016.

Six Months Ended June 30, 2017 vs. 2016

During the six months ended June 30, 2017, net income was $8.0 million which represents a $6.5 million decrease compared to net income of $14.4 million for the same period in 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of June 30, 2017.

Liquidity and Capital Resources

The following tables should be read in conjunction with the unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Our cash and cash equivalents, working capital and available borrowings under our credit facility (based upon the borrowing base and financial covenants in our Credit Agreement) were as follows (in thousands):

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$51,369	$175,999
Working capital	$(55,553)	$277,478
Available borrowings under credit facility	$112,498	$183,913

Our cash flows were as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$20,740	$47,061
Net cash used in investing activities	(186,681)	(4,874)
Net cash provided by financing activities	41,311	87
Net (decrease) / increase in cash and cash equivalents	$(124,630)	$42,274

Our cash and cash equivalents and available borrowings under credit facility were lower as of June 30, 2017 as compared to December 31, 2016 primarily as a result of our acquisition of Eliza on April 17, 2017. Our working capital was lower as of June 30, 2017 as compared to December 31, 2016 primarily as a result of the Eliza acquisition as well as the classification of amounts outstanding under our revolving credit facility as a current liability at June 30, 2017. We acquired Eliza for a cash purchase price of approximately $171.6 million, after adjustments for working capital, cash, transaction expenses and indebtedness. The acquisition was funded with available liquidity, consisting of approximately 75% cash on hand and approximately 25% of borrowings under the Company’s revolving credit facility. The purchase price is subject to certain post-closing purchase price adjustments. Our revolving credit facility matures in May 2018, and consequently amounts outstanding under the facility were classified as a current liability at June 30, 2017.

Our principal source of cash has been our cash flow from operations and our revolving credit facility. Other sources of cash include proceeds from exercise of stock options and tax benefits associated with stock option exercises. The primary uses of cash are compensation expenses, data processing, direct project costs, SG&A expenses and acquisitions. We believe that expected cash flows from operations, available cash and cash equivalents, and funds available under our revolving credit facility will be sufficient to meet our liquidity requirements until our revolving credit facility matures in May 2018. Our liquidity requirements include:

▪	the working capital requirements of our operations;

▪	investments in our business;

▪	business development activities;

▪	repurchases of common stock; and

▪	repayment of our revolving credit facility.

Any projections of future earnings and cash flows are subject to substantial uncertainty. We have commenced discussions to extend or refinance our revolving credit facility, and believe it is probable that we will be able to refinance or extend the facility prior to maturity. In addition, we may need to access debt and equity markets in the future if unforeseen costs or opportunities arise. However, the terms and availability of financing may be impacted by economic and financial market conditions as well as our financial condition and results of operations at the time we seek financing.

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2017 was $20.7 million, a decrease of $26.3 million as compared to net cash provided by operating activities of $47.1 million for the six months ended June 30, 2016. This decrease was primarily attributable to decreases in net income and collections of accounts receivable, partially offset by increases in accounts payable and income taxes payable.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 was $186.7 million, a $181.8 million increase compared to net cash used in investing activities of $4.9 million for the six months ended June 30, 2016. The increase primarily related to the acquisition of Eliza as well as an increase in purchases of property and equipment and investment in capitalized software.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2017 was $41.3 million, a $41.2 million increase compared to net cash provided by financing activities of $0.01 million for the six months ended June 30, 2016. This increase was primarily related to proceeds from our revolving credit facility partially offset by payment of tax withholdings on behalf of employees for net-share settlement for stock-based compensation.

Contractual Obligations

There have been no material changes in our contractual obligations as presented in our 2016 Form 10-K.

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

As required by Rule 13a-15(b) under the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting, as described in Management’s Report on Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016, which continue to exist at June 30, 2017. Specifically, management determined that we did not maintain an effective control environment based on lack of established reporting lines and defined authorities and responsibilities for financial reporting at our wholly owned subsidiary, HDI, and that we did not have an effective risk assessment process on a periodic basis to assess the effects of changes in business operations and turnover of our employees that significantly impact our financial processes and internal control over financial reporting related to (i) our estimated liability for appeals associated with our contract with CMS (the “CMS Reserve”) and (ii) the valuation of our accounts receivable allowance (the “Allowance”). As a result, we did not design and implement effective process level control activities, specifically management review controls over the measurement and disclosure of the CMS Reserve and the Allowance and controls over the completeness and accuracy of data used to calculate the CMS Reserve and the Allowance.

During the first half of 2017, management took steps to revise and supplement the design of our controls around the CMS Reserve and the Allowance in order to remediate the material weaknesses described above. We implemented changes to improve our controls and enhance our internal control environment, which include refining the calculations and redesigning the review controls over the completeness and accuracy of data used to determine the CMS Reserve and the Allowance. Although these enhanced calculations and review procedures are in place, we cannot verify that the material weaknesses have been fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We will continue to test the ongoing design and operating effectiveness of our revised controls until we can provide reasonable assurance that we have implemented measures that remediate the control weaknesses identified.

Except as noted above, there have been no changes in the Company's internal control over financial reporting as of June 30, 2017, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the caption “Commitments and Contingencies” in Note 11 of the notes to the unaudited consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Item 6. Exhibits

Exhibit Number	Description
3.1	Conformed copy of Certificate of Incorporation of the Company, as amended through July 9, 2015 (incorporated by reference to Exhibit 3.1 to Company’s Quarterly Report on Form 10-Q (File No. 000-50194) as filed with the SEC on August 10, 2015)

3.2	Amended and Restated Bylaws of the Company dated May 4, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000- 50194) as filed with the SEC on May 5, 2016)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Section 1350 Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Section 1350 Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certifications attached hereto as Exhibit 32.1 and Exhibit 32.2 are furnished with this Quarterly Report on Form 10-Q and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 7, 2017	HMS HOLDINGS CORP.

		By:	/s/ WILLIAM C. LUCIA
William C. Lucia
President and Chief Executive Officer and Duly
Authorized Officer
(Principal Executive Officer)

		By:	/s/ JEFFREY S. SHERMAN
Jeffrey S. Sherman
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

HMS Holdings Corp. and Subsidiaries

Exhibit Index

Exhibit Number	Description
3.1	Conformed copy of Certificate of Incorporation of the Company, as amended through July 9, 2015 (incorporated by reference to Exhibit 3.1 to Company’s Quarterly Report on Form 10-Q (File No. 000-50194) as filed with the SEC on August 10, 2015)

3.2	Amended and Restated Bylaws of the Company dated May 4, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000- 50194) as filed with the SEC on May 5, 2016)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Section 1350 Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Section 1350 Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________________________

*	The certifications attached hereto as Exhibit 32.1 and Exhibit 32.2 are furnished with this Quarterly Report on Form 10-Q and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

