Form 10-Q
period 2018-06-30
HMS HOLDINGS CORP
filed 2018-08-06
CIK 1196501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

(214) 453-3000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 3, 2018, there were approximately 83,463,382 shares of the registrant’s common stock (par value $0.01 per share) outstanding.

HMS HOLDINGS CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

Glossary of Terms and Abbreviations

Form 10-Q	HMS Holdings Corp. Quarterly Report on Form 10-Q For the Quarterly Period Ended June 30, 2018
2017 Form 10-K	HMS Holdings Corp. Annual Report on Form 10-K for the year ended December 31, 2017
ACA	Patient Protections and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act
ACO	Accountable Care Organization
ADR	Additional Documentation Request
ASC	Accounting Standards Codification
ASO	Administrative Service Only
ASU	Accounting Standards Update
CHIP	Children's Health Insurance Program
CMS	Centers for Medicare & Medicaid Services
CMS NHE	CMS National Health Expenditures
COSO	Committee of Sponsoring Organizations of the Treadway Commission
Credit Agreement	The Amended and Restated Credit Agreement dated as of May 3, 2013, as amended by Amendment No. 1 to Amended and Restated Credit Agreement dated as of March 8, 2017, and as further amended by Amendment No. 2 to Amended and Restated Credit Agreement, dated as of December 19, 2017, by and among HMS Holdings Corp. the Guarantors party thereto, the Lenders party thereto and Citibank, N.A. as Administrative Agent
DRA	Deficit Reduction Act of 2005
DSO	Days Sales Outstanding
ERISA	Employment Retirement Income Security Act of 1974
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology for Economic and Clinical Health Act
IRC	Internal Revenue Code
IRS	U.S Internal Revenue Service
LIBO Rate	Intercontinental Exchange London Interbank Offered Rate
MCO	Managed care organization
MMIS	Medicaid Management Information Systems
PBM	Pharmacy Benefit Manager
PHI	Protected health information
PI	Payment Integrity
PMPM	Per Member Per Month
PMPY	Per Member Per Year
R&D Credit	U.S. Research and Experimentation Tax Credit pursuant to IRC Section 41
RAC	Recovery Audit Contractor
RFP	Request for proposal
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Section 199 Deduction	U.S. Production Activities Deduction pursuant to IRC Section 199
SG&A	Selling, general and administrative
TPL	Third-party liability
U.S. GAAP	United States Generally Accepted Accounting Principles
VHA	Veterans Health Administration
2011 HDI Plan	HDI Holdings, Inc. Amended 2011 Stock Option and Stock Issuance Plan
2006 Stock Plan	HMS Holdings Corp. Fourth Amended and Restated 2006 Stock Plan, as amended by Amendment No. 1 to the HMS Holdings Corp. Fourth Amended and Restated 2006 Stock Plan dated as of February 16, 2017
2016 Omnibus Plan	HMS Holdings Corp. 2016 Omnibus Incentive Plan
2011 HDI Plan	HDI Holdings, Inc. Amended 2011 Stock Option and Stock Issuance Plan
2017 Tax Act	Tax Cuts and Jobs Act of 2017
401(k) Plan	HMS Holdings Corp. 401(k) Plan

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$88,127	$83,313
Accounts receivable, net of allowance of $14,322 and $14,799, at June 30, 2018 and December 31, 2017, respectively	193,114	189,460
Prepaid expenses	16,526	16,589
Income tax receivable	7,216	1,892
Deferred financing costs, net	564	564
Other current assets	266	836
Total current assets	305,813	292,654
Property and equipment, net	93,369	98,581
Goodwill	487,617	487,617
Intangible assets, net	78,708	91,482
Deferred financing costs, net	1,955	2,237
Other assets	2,618	2,589
Total assets	$970,080	$975,160
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$56,687	$61,900
Estimated liability for appeals	22,252	30,787
Total current liabilities	78,939	92,687
Long-term liabilities:
Revolving credit facility	240,000	240,000
Net deferred tax liabilities	18,089	21,989
Deferred rent	4,539	4,852
Other liabilities	9,874	9,403
Total long-term liabilities	272,502	276,244
Total liabilities	351,441	368,931
Commitments and contingencies
Shareholders' equity:
Preferred stock -- $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock -- $0.01 par value; 175,000,000 shares authorized; 97,051,108 shares issued and 83,387,914 shares outstanding at June 30, 2018; 96,536,251 shares issued and 83,256,858 shares outstanding at December 31, 2017	970	965
Capital in excess of par value	382,630	368,721
Retained earnings	370,615	366,164
Treasury stock, at cost: 13,663,194 shares at June 30, 2018 and 13,279,393 shares at December 31, 2017	(135,576)	(129,621)
Total shareholders' equity	618,639	606,229
Total liabilities and shareholders' equity	$970,080	$975,160

See accompanying notes to the unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$146,791	$133,313	$288,216	$247,046
Cost of services:
Compensation	55,188	51,853	111,267	100,773
Information technology	14,240	11,281	26,503	21,064
Occupancy	4,014	4,230	8,397	7,777
Direct project expenses	10,908	10,101	20,991	20,544
Other operating expenses	7,051	6,562	13,616	13,765
Amortization of acquisition related software and intangible assets	9,621	7,372	17,753	13,658
Total cost of services	101,022	91,399	198,527	177,581
Selling, general and administrative expenses	26,532	27,553	58,530	51,161
Settlement expense	20,000	-	20,000	-
Total operating expenses	147,554	118,952	277,057	228,742
Operating (loss)/income	(763)	14,361	11,159	18,304
Interest expense	(3,034)	(2,339)	(5,682)	(4,625)
Interest income	188	33	308	188
(Loss)/income before income taxes	(3,609)	12,055	5,785	13,867
Income taxes	(242)	5,538	2,761	5,908
Net (loss)/income	$(3,367)	$6,517	$3,024	$7,959

Basic income per common share:
Net (loss)/income per common share -- basic	$(0.04)	$0.08	$0.04	$0.10
Diluted income per common share:
Net (loss)/income per common share -- diluted	$(0.04)	$0.08	$0.04	$0.09
Weighted average shares:
Basic	83,231	83,921	83,222	83,708
Diluted	83,231	85,826	84,837	85,534

See accompanying notes to the unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF

SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock				Treasury Stock
	# of Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	# of Shares	Amount	Total Shareholders' Equity

Balance at December 31, 2017	96,536,251	$965	$368,721	$366,164	13,279,393	$(129,621)	$606,229
Adoption of accounting standard (Note 1 and 3)	-	-	-	1,427	-	-	1,427
Net income	-	-	-	3,024	-	-	3,024
Stock-based compensation expense	-	-	14,208	-	-	-	14,208
Purchase of treasury stock	-	-	-	-	383,801	(5,955)	(5,955)
Exercise of stock options	151,034	2	2,388	-	-	-	2,390
Vesting of restricted stock units, net of shares withheld for employee tax	363,823	3	(2,687)	-	-	-	(2,684)

Balance at June 30, 2018	97,051,108	$970	$382,630	$370,615	13,663,194	$(135,576)	$618,639

See accompanying notes to the unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net income	$3,024	$7,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	16,758	12,927
Amortization of intangible assets	12,774	9,740
Amortization of deferred financing costs	282	1,042
Stock-based compensation expense	14,208	9,380
Deferred income taxes	(3,900)	1,265
Change in fair value of contingent consideration	-	500
Release of estimated liability for appeals	(8,436)	-
Changes in operating assets and liabilities:
Accounts receivable	(3,654)	(9,039)
Prepaid expenses	63	149
Other current assets	570	526
Other assets	(29)	149
Income taxes receivable / (payable)	(5,324)	(6,180)
Accounts payable, accrued expenses and other liabilities	(2,546)	(8,196)
Estimated liability for appeals	(99)	518
Net cash provided by operating activities	23,691	20,740
Investing activities:
Acquisition of a business, net of cash acquired	-	(171,174)
Purchases of property and equipment	(2,455)	(8,881)
Investment in capitalized software	(10,173)	(6,626)
Net cash used in investing activities	(12,628)	(186,681)
Financing activities:
Proceeds from exercise of stock options	2,390	1,986
Payments of tax withholdings on behalf of employees for net-share settlement for stock-based compensation	(2,684)	(2,874)
Payments on capital lease obligations	-	(5)
Proceeds from credit facility	-	42,204
Purchases of treasury stock	(5,955)	-
Net cash (used in)/provided by financing activities	(6,249)	41,311
Net increase (decrease) in cash and cash equivalents	4,814	(124,630)
Cash and Cash Equivalents
Cash and cash equivalents at beginning of year	83,313	175,999
Cash and cash equivalents at end of period	$88,127	$51,369
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$11,472	$10,656
Cash paid for interest	$4,916	$3,451
Supplemental disclosure of non-cash activities:
Change in balance of accrued property and equipment purchases	$1,082	$(1,313)

See accompanying notes to the unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2018 and 2017

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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which is the new comprehensive revenue recognition standard that supersedes all existing revenue recognition guidance under U.S. GAAP. The Company adopted ASU 2014-09 on January 1, 2018 as to all contracts using the modified retrospective method and the Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The financial information for comparative prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods. The effect of adopting ASU 2014-09 in the current annual reporting period as compared with the guidance that was in effect before the change is immaterial. The Company’s internal control framework did not materially change, but existing internal controls were modified due to certain changes to business processes and systems to support the new revenue recognition standard as necessary. The Company continues to expect the impact of the adoption of the new standard to be immaterial to its net income and its internal control framework on an ongoing basis.

In August 2016, the FASB issued ASU No. 2016-15, Statements of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 clarifies where certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for annual reporting periods beginning after December 15, 2017, and for interim reporting periods within such annual periods. The Company adopted this guidance on January 1, 2018. The adoption of this guidance did not have an effect on the Company’s consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 will require most lessees to recognize a majority of the company’s leases on the balance sheet, which will increase reported assets and liabilities. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 including interim periods within such annual reporting periods with early adoption permitted. The Company has not early adopted this guidance. The Company developed a preliminary implementation plan and is reviewing historical lease agreements to quantify the impact of adoption. Depending on the results of the Company’s review, there could be material changes to the Company’s financial position and/or results of operations. The Company expects to complete the initial analysis of all historical agreements and the overall assessment process by the end of the third quarter of 2018 in anticipation of performing additional reviews and other implementation considerations in the fourth quarter of 2018.

In January 2017, the FASB issued ASU No. 2017-04, Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This amendment simplifies the manner in which an entity is required to test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The amendment simplifies this approach by having the entity (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendment is effective for public entities that are SEC filers prospectively for their annual, or any interim, goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for all entities for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact on the Company’s financial statements of adopting this guidance but this guidance is not expected to have a material impact on the Company’s financial position, results of operations or internal control framework.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting, (“ASU 2018-07”). ASU 2018-07 requires entities to apply similar accounting for share-based payment transactions with non-employees as with share-based payment transactions with employees. ASU 2018-07 is effective for public entities for fiscal year beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the impact on the Company’s financial statements of adopting this guidance but this guidance is not expected to have a material impact on the Company’s financial position, results of operations or internal control framework.

2.	Fair Value of Financial Instruments

Financial instruments (principally cash and cash equivalents, accounts receivable, accounts payable and accrued expenses) are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The Company’s long-term credit facility is carried at cost, which, due to the variable interest rate associated with the revolving credit facility, approximates its fair value. The Company has no Level 1 or Level 2 financial instruments and there were no transfers between Level 1 or Level 2 financial instruments. Included in Other liabilities on the unaudited Consolidated Balance Sheets at June 30, 2018 is a $35,000 contingent consideration liability classified as Level 3 which remains unchanged from December 31, 2017. The liability is valued using a Monte Carlo simulation and includes unobservable inputs such as expected levels of revenues and discount rates. Changes in the unobservable inputs of this instrument could result in a significant change in the fair value measurement.

3.	Revenue Recognition

The Company’s revenue disaggregated by product for the three and six months ended June 30 is as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Coordination of benefits	$100,754	$98,454	$192,507	$186,946
Analytical services	46,037	34,859	95,709	60,100
Total	$146,791	$133,313	$288,216	$247,046

Coordination of benefits

Coordination of benefits revenue is derived from contracts with state governments and Medicaid managed care plans that typically span 3 to 5 years with the option to renew. Types of service contracts could include: (a) the identification of erroneously paid claims; (b) the delivery of verified commercial insurance coverage information; (c) the identification of paid claims where another third party is liable; and (d) the identification and enrollment of Medicaid members who have access to affordable employer insurance. Most of these types of service contracts contain multiple promises, all of which are not distinct within the context of the contract. Therefore, the promises represent a single, distinct performance obligation for the types of services we offer. Revenue derived from these performance obligations is largely based on variable consideration where, based on the number of claims or amount of findings the Company identified, a contingent or fixed transaction price/recovery percentage is allocated to each distinct performance obligation. The Company utilizes the expected value method to estimate the variable consideration related to the transaction price for its service contracts. Key inputs and assumptions in determining variable consideration includes identified pricing and expected recoveries and/or savings. The expected recoveries and/or savings are based on historical experience of information received from our customers. Revenue is recognized at a point in time when our customers realize economic benefits from our services when our services are completed. Generally, coordination of benefit contract payment terms are not standardized within the respective contract; however, payment is typically due on demand and there is a clear and distinct history of customers making consistent payments.

Analytical services

The Company’s analytical services revenue consists mostly of payment integrity services but also care management and consumer engagement services.

Payment integrity services revenue is derived from contracts with federal and state governments, commercial health plans and other at-risk entities that can span several years with the option to renew. Types of service contracts could include: (a) services designed to ensure that healthcare payments are accurate and appropriate; and (b) the identification of over/(under)payments or inaccurate charges based on a review of medical records. Most of these types of service contracts contain multiple promises, all of which are not distinct within the context of the contract. Therefore, the promises represent a single, distinct performance obligation for the types of services we offer. Revenue derived from these performance obligations is largely based on variable consideration where, based on the number of claims or amount of findings the Company identified, a contingent or fixed transaction price/recovery percentage is allocated to each distinct performance obligation. The Company utilizes the expected value method to estimate the variable consideration related to the transaction price for its service contracts. Key inputs and assumptions in determining variable consideration includes identified pricing and expected recoveries and/or savings. The expected recoveries and/or savings are based on historical experience of information received from our customers. Revenue is recognized at a point in time when our customers realize economic benefits from our services when our services are completed. Generally, payment integrity contract payment terms are not standardized within the respective contract; however, payment is typically due on demand and there is a clear and distinct history of customers making consistent payments.

Care management and consumer engagement services revenue is derived from contracts with health plans and other risk-bearing entities that can span several years with the option to renew. Types of service contracts could include: (a) programs designed to improve member engagement; and (b) outreach services designed to improve clinical outcomes. Most of these types of service contracts contain multiple promises, all of which are not distinct within the context of the contract. Therefore, the promises represent a single, distinct performance obligation for the types of services we offer. Revenue derived from these services is largely based on consideration associated with prices per order/transfer and PMPM/PMPY fees. The Company believes the output method is a reasonable measure of progress for the satisfaction of our performance obligations, which are satisfied over time, as it provides a faithful depiction of (1) our performance toward complete satisfaction of the performance obligation under the contract and (2) the value transferred to the customer of the services performed under the contract. The Company has elected the right to the invoice practical expedient for recognition of revenue related to its performance obligations. Additionally, certain care management and consumer engagement services contracts have distinct performance obligations related to software license and implementation fees which have historically been recognized as revenue ratably over the life of the contract. However, upon adoption of ASC 606, revenue for software licenses is recognized at the beginning of the license period when control is transferred as the license is installed and revenue for implementation fees is recognized when control is transferred over time as the implementation is being performed. As the performance obligation is deemed to have been satisfied and control transferred to our customers for software licenses and implementation fees on or before December 31, 2017, the Company recorded a decrease to deferred revenue and an increase to opening retained earnings of $1.4 million as of January 1, 2018 for the cumulative impact of adopting ASC 606. A portion of the Company’s care management and consumer engagement services are deferred and revenue is recognized over time. Deferred revenue of this nature was approximately $5.4 million and $6.4 million as of June 30, 2018 and December 31, 2017, respectively, and is included in Accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets. Generally, care management and consumer engagement contract payment terms are stated within the contract and are due within an explicitly stated time period (e.g., 30, 45, 60 days) from the date of invoice.

Contract modifications are routine in nature and often done to account for changes in the contract specifications or requirements. In most instances, contract modifications are for services that are not distinct, and, therefore, modifications are accounted for as part of the existing contract.

4.	Accounts Receivable and Accounts Receivable Allowance

The Company’s accounts receivable, net, consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accounts receivable	$207,436	$204,259
Allowance	(14,322)	(14,799)
Accounts receivable, net	$193,114	$189,460

We record an accounts receivable allowance, based on historical patterns of billing adjustments, length of operating and collection cycle and customer negotiations, behaviors and payment patterns. Changes in these estimates are recorded to revenue in the period of change. A summary of the activity in the accounts receivable allowance was as follows (in thousands):

	June 30, 2018	December 31, 2017
Balance--beginning of period	$14,799	$10,772
Provision	10,332	20,233
Charge-offs	(10,809)	(16,206)
Balance--end of period	$14,322	$14,799

5.	Acquisition

On April 17, 2017, the Company completed the acquisition of 100% of the outstanding capital stock of Eliza Holding Corp. (“Eliza”), for a preliminary purchase price of $171.6 million funded with available liquidity of approximately 75% cash on hand and 25% from the Company’s existing credit line.

The allocation of the purchase price to the fair value of the assets acquired and the liabilities assumed as of April 17, 2017, the effective date of the acquisition, is as follows (in thousands):

Cash and cash equivalents	$435
Accounts receivable	8,902
Prepaid expenses	1,427
Property and equipment	1,146
Intangible assets	76,240
Goodwill	107,754
Other assets	63
Accounts payable	(2,620)
Deferred tax liability	(19,681)
Other liabilities	(2,057)
Total purchase price	$171,609

The purchase price allocated to the intangibles acquired was as follows (in thousands):

	Useful Life
Customer relationships	15 years	$56,200
Intellectual property	6 years	19,600
Trade name	1.5 years	310
Restrictive covenants	1 year	130
Fair value of intangibles acquired		$76,240

Acquisition costs recorded in the second quarter 2017 to selling, general and administrative expenses were as follows (in thousands):

Other operating expenses - consulting fees	$3,515
Other operating expenses - legal fees	832
Other operating expenses - transaction costs	185
Acquisition-related costs	$4,532

The financial results of Eliza have been included in the Company’s consolidated financial statements since the date of acquisition.

6.	Intangible Assets and Goodwill

Intangible assets consisted of the following (in thousands, except for weighted average amortization period):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
June 30, 2018
Customer relationships	$156,790	$(96,249)	$60,541	11.8 years
Trade names	16,246	(15,097)	1,149	0.5 years
Intellectual property	21,700	(4,733)	16,967	4.5 years
Restrictive covenants	263	(212)	51	1.1 years
Total	$194,999	$(116,291)	$78,708

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
December 31, 2017
Customer relationships	$159,290	$(89,106)	$70,184	11.3 years
Trade names	16,246	(13,916)	2,330	1 year
Intellectual property	21,700	(2,874)	18,826	5.2 years
Restrictive covenants	263	(121)	142	1.3 years
Total	$197,499	$(106,017)	$91,482

Amortization expense of intangible assets is expected to approximate the following (in thousands):

Year ending December 31,
2018	$11,579
2019	9,183
2020	7,664
2021	7,197
2022	7,197
Thereafter	35,888
Total	$78,708

For the three months ended June 30, 2018 and 2017, amortization expense related to intangible assets was $6.7 million and $4.5 million, respectively. For the six months ended June 30, 2018 and 2017, amortization expense related to intangible assets was $12.8 million and $9.7 million, respectively.

The Company assesses goodwill for impairment on an annual basis as of June 30th of each year or more frequently if an event occurs or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. Assessment of goodwill impairment is at the HMS Holdings Corp. entity level as the Company operates as a single reporting unit. The Company completed the annual impairment test as of June 30, 2018 electing to perform the first step of the goodwill impairment test by comparing the fair value of the reporting unit with its carrying value, including goodwill. In calculating the fair value of the reporting unit, the Company utilized a weighting across three commonly accepted valuation approaches: an income approach, a guideline public company approach and a merger and acquisition approach. The income approach to determining fair value computes projections of the cash flows that the reporting unit is expected to generate converted into a present value equivalent through discounting. Significant assumptions in the income approach include income projections, a discount rate and a terminal growth value which are all level 3 inputs. The income projections include assumptions for revenue and expense growth which are based on internally developed business plans and largely reflect recent historical revenue and expense trends.  The discount rate was based on a risk free rate plus a beta adjusted equity risk premium and specific company risk premium. The terminal growth value is Company specific and was determined analyzing inputs such as historical inflation and the GDP growth rate. The guideline public company approach and merger and acquisition approach are based on pricing multiples observed for similar publicly traded companies or similar market companies that were sold. The results of the annual impairment assessment provide that the fair value of the reporting unit was significantly in excess of the Company’s carrying value, including goodwill; therefore, no impairment was indicated and step two was not performed. If actual results are not consistent with our estimates or assumptions, the Company may be exposed to an impairment charge that could materially adversely impact our consolidated financial position and results of operations.

There were no impairment charges related to goodwill during the years ended December 31, 2017, 2016 or 2015. There were no changes in the carrying amount of goodwill for the six-months ended June 30, 2018.

7.	Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accounts payable, trade	$10,741	$19,330
Accrued compensation and other	26,448	24,072
Accrued operating expenses	19,498	18,498
Total accounts payable, accrued expenses and other liabilities	$56,687	$61,900

8.	Income Taxes

The Company’s effective tax rate increased to 47.7% for the six months ended June 30, 2018 from 42.6% for the six months ended June 30, 2017. The effective rate for six months ended June 30, 2018 includes the discrete tax impact related to the settlement of the litigation described in Note 13, Commitments and Contingencies, interest on uncertain tax benefits and net stock compensation in addition to a net federal tax reform benefit comprised of a federal tax rate decrease, net of state impact, offset by tax increases for officer compensation deduction limits and loss of the domestic manufacturing deduction. For the six months ended June 30, 2018, the differences between the federal statutory rate and our effective tax rate are discrete tax expense related to the settlement of the litigation described in Note 13, Commitments and Contingencies, state taxes, equity compensation impacts, unrecognized tax benefits, including interest, officer compensation deduction limits, research and development tax credits, and other permanent differences.

The effective tax rate for the six months ended June 30, 2018 represents the Company’s best estimate using information available to the Company as of August 6, 2018. The Company anticipates U.S. regulatory agencies will issue further regulations over the next nine months which may alter this estimate. The Company is still evaluating, among other things, the application of limitations for executive compensation related to contracts existing prior to November 2, 2017. The Company will refine its estimates to incorporate new or better information as it becomes available through the filing date of its 2017 U.S. income tax returns in the fourth quarter of 2018.

Included in Other Liabilities on the Consolidated Balance Sheets, are the total amount of unrecognized tax benefits of approximately $8.7 million and $8.2 million, as of June 30, 2018 and December 31, 2017, respectively, (net of the federal benefit for state issues) that, if recognized, would favorably affect the Company’s future effective tax rate. Also included in Other Liabilities on the Consolidated Balance Sheets, are accrued liabilities for interest expense and penalties related to unrecognized tax benefits of $0.9 million and $0.6 million as of June 30, 2018 and December 31, 2017, respectively. HMS includes interest expense and penalties in the provision for income taxes in the unaudited Consolidated Statements of Income. The amount of interest expense (net of federal and state income tax benefits) and penalties in the unaudited Consolidated Statements of Income for the six months ended June 30, 2018 and 2017 was $0.3 million and an immaterial amount, respectively. The Company believes it is reasonably possible that the amount of unrecognized tax benefits may decrease by $1.9 million over the next twelve months, due to the expiration of the statute of limitations in federal and various state jurisdictions.

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

9.	Estimated Liability For Appeals

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

The total estimated liability for appeals balance of $22.3 million and $30.8 million as of June 30, 2018 and December 31, 2017, respectively, includes $19.4 million and $19.3 million, respectively, of Medicare RAC claim findings which have been adjudicated in favor of providers, and $0.0 million and $8.5 million, respectively, of the Company’s estimate of the potential amount of Medicare RAC repayments that are probable of being adjudicated in favor of providers following a successful appeal. Additionally, the total estimated liability for appeals balance includes $2.9 million and $3.2 million related to commercial customers claim appeals. The provision included in the estimated liability for appeals is an offset to revenue in the Company’s Consolidated Statements of Income.

A summary of the activity in the estimated liability for appeals related to the Company’s original Medicare RAC contract was as follows (in thousands):

June 30, 2018
Balance--beginning of period	$8,544
Provision	-
Appeals found in providers favor	(108)
Release of liability	(8,436)
Balance--end of period	$-

10.	Credit Agreement

In December 2017, the Company entered into an amendment to its Credit Agreement, which, among other things, extended the maturity of its then existing $500 million revolving credit facility by five years to December 2022 (the “Amended Revolving Facility”). The availability of funds under the Amended Revolving Facility includes sublimits for (a) up to $50 million for the issuance of letters of credit and (b) up to $25 million for swingline loans. In addition, the Company may increase the commitments under the Amended Revolving Facility and/or add one or more incremental term loan facilities, provided that such incremental facilities do not exceed in the aggregate the sum of (i) the greater of $120 million and 100% of Consolidated EBITDA (as defined in the Credit Agreement) and (ii) an additional amount so long as our first lien leverage ratio (as defined in the Credit Agreement) on a pro forma basis is not greater than 3.00:1.00, subject to obtaining commitments from lenders therefor and meeting certain other conditions.

As of June 30, 2018 and December 31, 2017, the outstanding principal balance due on the Amended Revolving Facility was $240.0 million. No principal payments were made against the Company’s Amended Revolving Facility during the six months ended June 30, 2018.

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

The Amended Revolving Facility is secured, subject to certain customary carve-outs and exceptions, by a first priority lien and security interest in substantially all tangible and intangible assets of the Company and certain subsidiaries of the Company. The Amended Revolving Facility contains certain restrictive covenants, which affect, among other things, the ability of the Company and its subsidiaries to incur indebtedness, create liens, make investments, sell or otherwise dispose of assets, engage in mergers or consolidations with other entities, and pay dividends or repurchase stock. The Company is also required to comply, on a quarterly basis, with two financial covenants: (i) a minimum interest coverage ratio of 3:00:1:00, and (ii) a maximum consolidated leverage ratio of 4.75:1.00 through December 2019 and 4.25:1.00 from and after January 2020. The consolidated leverage ratio is subject to a step-up to 5.25:1.00 for four full consecutive fiscal quarters following a permitted acquisition or similar investment. As of June 30, 2018, the Company was in compliance with all terms of the Credit Agreement.

Interest expense and the commitment fees on the unused portion of the Company’s revolving credit facility were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest expense	$2,627	$1,469	$4,697	$2,843
Commitment fees	239	333	477	711

As of June 30, 2018 and December 31, 2017, the unamortized balance of deferred origination fees and debt issuance costs were $2.5 million and $2.8 million, respectively. For the six month periods ended June 30, 2018 and 2017, HMS amortized $0.3 million and $1.0 million, respectively, of interest expense related to the Company’s deferred origination fees and debt issue costs.

Although HMS expects that operating cash flows will continue to be a primary source of liquidity for the Company’s operating needs, the Amended Revolving Facility may be used for general corporate purposes, including, but not limited to acquisitions, if necessary.

11.	Earnings Per Share

The following table reconciles the basic to diluted weighted average common shares outstanding using the treasury stock method (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$(3,367)	$6,517	$3,024	$7,959

Weighted average common shares outstanding-basic	83,231	83,921	83,222	83,708
Plus: net effect of dilutive stock options and restricted stock units	-	1,905	1,615	1,826
Weighted average common shares outstanding-diluted	83,231	85,826	84,837	85,534
Net (loss)/income per common share-basic	$(0.04)	$0.08	$0.04	$0.10
Net (loss)/income per common share-diluted	$(0.04)	$0.08	$0.04	$0.09

For the three months ended June 30, 2018, the Company incurred a net loss; therefore, basic and dilutive earnings per share were the same and 2,552,862 stock options and restricted stock units representing 626,341 shares of common stock were excluded from consideration in the calculation of diluted net loss per share because the effect would have been anti-dilutive. For the three months ended June 30, 2017, 1,804,272 stock options and restricted stock units representing 51,836 shares of common stock were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

For the six months ended June 30, 2018 and 2017, 2,738,783 and 1,888,257 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive. For the six months ended June 30, 2018 and 2017, restricted stock units representing 106,501 and 63,247 shares of common stock, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

12.	Stock-Based Compensation

(a)	Stock-Based Compensation Expense

Total stock-based compensation expense in the Company’s unaudited Consolidated Statements of Income related to the Company’s long-term incentive award plans was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of services-compensation	$1,673	$1,462	$4,236	$3,503
Selling, general and administrative	3,041	2,532	9,972	5,877
Total	$4,714	$3,994	$14,208	$9,380

(b)	Stock Options

Stock-based compensation expense related to stock options was approximately $2.1 million and $1.7 million for the three months ended June 30, 2018 and 2017, respectively. Stock-based compensation expense related to stock options was approximately $6.1 million and $3.9 million for the six months ended June 30, 2018 and 2017, respectively.

Presented below is a summary of stock option activity for the six months ended June 30, 2018 (in thousands except for weighted average exercise price and weighted average remaining contractual terms):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding balance at December 31, 2017	5,554	$17.35
Granted	1,010	19.58
Exercised	(151)	15.81
Forfeitures	(26)	16.43
Expired	(27)	22.14
Outstanding balance at June 30, 2018	6,360	17.78	5.37	26,785
Expected to vest at June 30, 2018	1,633	17.68	8.00	6,449
Exercisable at June 30, 2018	3,877	$17.87	3.72	16,929

During the three months ended June 30, 2018 and 2017, the Company issued 87,230 and 132,128 shares, respectively, of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $2.2 million and $2.0 million, respectively. The total intrinsic value of stock options exercised during the three months ended June 30, 2018 and 2017 was $0.8 million and $0.6 million, respectively. During the six months ended June 30, 2018 and 2017, the Company issued 151,034 and 132,805 shares, respectively, of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $2.4 million and $2.0 million, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2018 and 2017 was $0.8 million and $0.6 million, respectively.

As of June 30, 2018, there was approximately $9.6 million of total unrecognized compensation cost related to stock options outstanding, which is expected to be recognized over a weighted average period of 2.3 years.

The weighted-average grant date fair value per share of the stock options granted during the six months ended June 30, 2018 and 2017 was $7.52 and $7.73, respectively. HMS estimated the fair value of each stock option grant on the date of grant using a Black-Scholes option pricing model and weighted–average assumptions set forth in the following table:

	Six Months Ended June 30,
	2018	2017
Expected dividend yield	0%	0%
Risk-free interest rate	2.68%	1.74%
Expected volatility	42.43%	44.23%
Expected life (years)	6.00	5.00

The total tax benefits recognized on stock-based compensation for the three and six months ended June 30, 2018 and 2017 was $2.5 million and $3.6 million, respectively.

(c)	Restricted Stock Units

Stock-based compensation expense related to restricted stock units was approximately $2.6 million and $2.2 million for the three months ended June 30, 2018 and 2017, respectively. Stock-based compensation expense related to restricted stock units was approximately $8.1 million and $5.5 million for the six months ended June 30, 2018 and 2017, respectively.

Presented below is a summary of restricted stock units activity for the six months ended June 30, 2018 (in thousands, except for weighted average grant date fair value per unit):

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Outstanding balance at December 31, 2017	1,346	$17.65
Granted	761	16.72
Vesting of restricted stock units, net of units withheld for taxes	(364)	16.93
Units withheld for taxes	(161)	16.93
Forfeitures	(26)	16.89
Outstanding balance at June 30, 2018	1,556	$19.98

For the three months ended June 30, 2018 and 2017, HMS granted 62,259 and 536,023 restricted stock units, respectively, with an aggregate fair market value of $0.9 million and $10.2 million, respectively. For the six months ended June 30, 2018 and 2017, HMS granted 761,083 and 539,657 restricted stock units, respectively, with an aggregate fair market value of $12.7 million and $10.3 million, respectively.

As of June 30, 2018, 1,330,734 restricted stock units remained unvested and there was approximately $13.9 million of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average vesting period of 1.38 years.

13.	Commitments and Contingencies

In July 2012, Dennis Demetre and Lori Lewis (the “Plaintiffs”), filed an action in the Supreme Court of the State of New York against HMS Holdings Corp., claiming an undetermined amount of damages alleging that various actions by HMS unlawfully deprived the Plaintiffs of the acquisition earn-out portion of the purchase price for Allied Management Group Special Investigation Unit (“AMG”) under the applicable Stock Purchase Agreement (the “SPA”) and that HMS had breached certain contractual provisions under the SPA. The Plaintiffs filed a second amended complaint with two causes of action for breach of contract and one cause of action for breach of implied covenant of good faith and fair dealing. HMS asserted a counterclaim against Plaintiffs for breach of contract based on contractual indemnification costs, including attorneys’ fees arising out of the Company’s defense of AMG in Kern Health Systems v. AMG, Dennis Demetre and Lori Lewis (the “California Action”), which are recoverable under the SPA. In June 2016, Kern Health Systems and AMG entered into a settlement agreement that resolved all claims in the California Action. In July 2017, the Court issued a decision on the Company’s motion for partial summary judgment and granted the motion in part, dismissing one of Plaintiffs’ breach of contract causes of action against HMS. On November 3, 2017, following a jury trial, a verdict was returned in favor of the Plaintiffs on a breach of contract claim, and the jury awarded $60 million in damages to the Plaintiffs. On March 14, 2018, the Court held a hearing on the Company’s post-trial motion for an order granting it judgment notwithstanding the verdict or, alternatively, setting aside the jury’s award of damages. On June 27, 2018, prior to the Court issuing a decision on the motion, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with the Plaintiffs, John Alfred Lewis and Christopher Brandon Lewis. Pursuant to the terms of the Settlement Agreement, the Company paid $20 million to resolve all matters in controversy pertaining to the lawsuit. On July 5, 2018, the Court entered an order to discontinue the lawsuit pursuant to the Stipulation of Discontinuance with Prejudice filed by the parties.

In February 2018, the Company received a Civil Investigative Demand (“CID”) from the Texas Attorney General, purporting to investigate possible unspecified violations of the Texas Medicaid Fraud Prevention Act. The Company has provided certain documents and information in March 2018 in response to the CID and continues to cooperate with the government. HMS has not received any further requests for information in connection with this CID.

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

We serve state Medicaid programs, commercial health plans, federal government health agencies, government and private employers, CHIPs and other healthcare payers and sponsors. We also serve as a subcontractor for certain business outsourcing and technology firms. As of June 30, 2018, our customer base included the following:

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

RESULTS

As of and for the three months ended June 30, 2018 and June 30, 2017

▪	Revenue of $146.8 million increased $13.5 million, or 10.1% over the same quarter in 2017; and
▪	Operating loss of $0.7 million (which includes a non-recurring $20 million settlement expense) was lower by $15.0 million as compared to operating income of $14.4 million in the same quarter prior year.

Comparison of Three Months Ended June 30, 2018 to June 30, 2017

dollars in millions	Three Months Ended June 30,		$ Change	% Change
	2018	2017	2018 vs 2017
Revenue	$146.8	$133.3	$13.5	10.1%
Cost of Services :
Compensation	55.2	51.9	3.3	6.4
Information technology	14.2	11.3	2.9	25.7
Occupancy	4.0	4.2	(0.2)	(4.8)
Direct project costs	10.9	10.1	0.8	7.9
Other operating costs	7.0	6.6	0.4	6.1
Amortization of acquisition related software and intangible assets	9.7	7.3	2.4	32.9
Total Cost of Services	101.0	91.4	9.6	10.5
Selling, general and administrative expenses	26.5	27.6	(1.1)	(4.0)
Settlement expense	20.0	-	20.0	-
Total Operating Expenses	147.5	119.0	28.5	23.9
Operating (loss)/income	(0.7)	14.3	(15.0)	(104.9)
Interest expense	(3.1)	(2.3)	(0.8)	34.8
Interest income	0.2	-	0.2	-
(Loss)/income before income taxes	(3.6)	12.0	(15.6)	(130.0)
Income taxes	(0.2)	5.5	(5.7)	(103.6)
Net (loss)/income	(3.4)	6.5	(9.9)	(152.3)%

Revenue (in millions)

Three Months Ended June 30 – 2018 vs. 2017

During the three months ended June 30, 2018, revenue was $146.8 million, an increase of $13.5 million or 10.1% compared to revenue of $133.3 million for the prior year quarter.

▪	By product:

o	Coordination of benefits revenue increased $2.3 million or 2.3% which was attributable to incremental services and yield increases provided to existing customers in our cost avoidance business.

o	Analytical services revenue increased by $11.2 million or 32.4%. Care management and consumer engagement revenue increased by $6.2 million or 72.1% which was mostly driven by growth in the Eliza business. Payment integrity revenue increased $2.6 million or 9.7% primarily due to increased demand from existing clients, yield enhancements and improvements in provider processes. Medicare RAC revenue also increased by $2.4 million period over period.

▪	By market:

o	Commercial health plan market revenue increased $11.1 million or 16.0% which was attributable to growth in the Eliza business and incremental services and yield increases provided to existing customers in our cost avoidance business.

o	Federal government market revenue increased $1.5 million or 25.0%.

o	State government market revenue grew by $0.9 million or 1.6%.

Total Cost of Services (in millions)

Three Months Ended June 30 – 2018 vs. 2017

During the three months ended June 30, 2018, total cost of services was $101.0 million, an increase of $9.6 million or 10.5% compared to $91.4 million for the prior year quarter.

▪	Compensation expense increased by $3.3 million due to increases in salaries, variable compensation and fringe benefits expenses.
▪	Information technology expenses increased by $2.9 million due to increases in amortization of internally developed software and software maintenance.
▪	Amortization of acquisition related software and intangible assets increased by $2.4 million.

Selling, General and Administrative expenses (in millions)

Three Months Ended June 30 – 2018 vs. 2017

During the three months ended June 30, 2018, SG&A expense was $26.5 million, a decrease of $1.1 million or (4.0%) compared to $27.6 million for the prior year quarter.

▪	The decrease relates to the net of several de minimis increases and decreases and is not specific to any one difference.

Income Taxes

Three Months Ended June 30 – 2018 vs. 2017

The Company’s effective tax rate decreased to 6.7% for the three months ended June 30, 2018 compared to 45.9% for the three months ended June 30, 2017. The effective rate for the three months ended June 30, 2018 includes discrete tax expense related to the settlement of the litigation described in Note 13, Commitments and Contingencies, interest on uncertain tax benefits and net stock compensation in addition to a net federal tax reform benefit comprised of a federal tax rate decrease, net of state impact, offset by tax increases for officer compensation deduction limits and loss of the domestic manufacturing deduction. Excluding the above mentioned discrete tax expense and net federal tax reform benefit, our effective tax rate would approximate 37.9% for the three months ended June 30, 2018. For the three months ended June 30, 2018, the differences between the federal statutory rate and our effective tax rate are discrete tax expense related to the settlement, state taxes, equity compensation impacts, unrecognized tax benefits, including interest, officer compensation deduction limits, research and development tax credits, and other permanent differences.

As of and for the six months ended June 30, 2018 and June 30, 2017

▪	Revenue of $288.2 million increased $41.2 million, or 16.7% over the same period in 2017;
▪	Operating income of $11.2 million (which includes a non-recurring $20 million settlement expense) was lower by $7.0 million as compared to the same period in 2017;
▪	Net income of $3.0 million (which includes a non-recurring $20 million settlement expense) decreased $4.9 million over the same period in 2017; and
▪	Year-to-date 2018 cash flow from operations was $23.7 million.

Comparison of Six Months Ended June 30, 2018 to June 30, 2017

dollars in millions	Six Months Ended June 30,		$ Change	% Change
	2018	2017	2018 vs 2017
Revenue	$288.2	$247.0	$41.2	16.7%
Cost of Services :
Compensation	111.3	100.8	10.5	10.4
Information technology	26.5	21.1	5.4	25.6
Occupancy	8.4	7.8	0.6	7.7
Direct project costs	21.0	20.5	0.5	2.4
Other operating costs	13.5	13.8	(0.3)	(2.2)
Amortization of acquisition related software and intangible assets	17.8	13.6	4.2	30.9
Total Cost of Services	198.5	177.6	20.9	11.8
Selling, general and administrative expenses	58.5	51.2	7.3	14.3
Settlement expense	20.0	-	20.0	-
Total Operating Expenses	277.0	228.8	48.2	21.1
Operating Income	11.2	18.2	(7.0)	(38.5)
Interest expense	(5.7)	(4.6)	(1.1)	23.9
Interest income	0.3	0.2	0.1	50.0
Income before income taxes	5.8	13.8	(8.0)	(58.0)
Income taxes	2.8	5.9	(3.1)	(52.5)
Net Income	$3.0	$7.9	$(4.9)	(62.0)%

Revenue (in millions)

Six Months Ended June 30 – 2018 vs. 2017

During the six months ended June 30, 2018, revenue was $288.2 million, an increase of $41.2 million or 16.7% compared to revenue of $247.0 million for the prior year period.

▪	By product:

o	Coordination of benefits revenue increased $5.6 million or 3.0% which was attributable to incremental services and yield increases provided to existing customers in our cost avoidance business.

o	Analytical services revenue increased $35.6 million or 59.2%. The increase was primarily due to our Eliza subsidiary (acquired in April 2017) increasing revenue by $15.8 as compared to prior year. Also, Medicare RAC revenue increased by $12.1 million as compared to prior year, primarily due to an $8.4 million release of our Medicare RAC appeals liability due to contract expiration in the first quarter of the current year. Payment integrity revenue increased $6.9 million as compared to prior year primarily due to increased demand from existing clients, yield enhancements and improvements in provider processes.

▪	By market:

o	Commercial health plan market revenue increased $27.8 million or 22.3% which was attributable to growth in the Eliza subsidiary (acquired in April 2017) of $15.8 million and incremental services and yield increases provided to existing customers in our cost avoidance business.

o	Federal government market revenue increased $11.2 million or 99.1%, primarily due to an $8.4 million release of our Medicare RAC appeals liability due to contract expiration in the first quarter of the current year.

o	State government market revenue grew by $2.2 million or 2.0%.

Total Cost of Services (in millions)

Six Months Ended June 30 – 2018 vs. 2017

During the six months ended June 30, 2018, total cost of services was $198.5 million, an increase of $20.9 million or 11.8% compared to $177.6 million for the prior year period.

▪	Our Eliza subsidiary (acquired in April 2017) and its related compensation, information technology, occupancy and amortization of intangibles expenses represented $11.2 million of the increase.
▪	Excluding Eliza, compensation expense increased by $6.2 million, including variable compensation, salaries, fringe benefits expenses, and stock compensation and Information technology expense increased by $3.1 million relating to amortization of internally developed software and software maintenance.

Selling, General and Administrative expenses (in millions)

Six Months Ended June 30 – 2018 vs. 2017

During the six months ended June 30, 2018, SG&A expense was $58.5 million, an increase of $7.3 million or 14.3% compared to $51.2 million for the prior year period.

▪	Our Eliza subsidiary (acquired in April 2017) represented $3.2 million of the increase.
▪	Excluding Eliza, compensation expense increased by $7.1 million including variable compensation, salaries, fringe benefits, and stock compensation expense. Other expenses decreased by $2.5 million primarily relating to acquisition costs incurred in the prior period.

Income Taxes

Six Months Ended June 30 – 2018 vs. 2017

The Company’s effective tax rate increased to 47.7% for the six months ended June 30, 2018 compared to 42.6% for the six months ended June 30, 2017. The effective rate for the six months ended June 30, 2018 includes discrete tax expense related to the settlement of the litigation described in Note 13, Commitments and Contingencies, interest on uncertain tax benefits and net stock compensation in addition to a net federal tax reform benefit comprised of a federal tax rate decrease, net of state impact, offset by tax increases for officer compensation deduction limits and loss of the domestic manufacturing deduction. Excluding the above mentioned discrete tax expense and net federal tax reform benefit, our effective tax rate would approximate 38.2% for the six months ended June 30, 2018. For the six months ended June 30, 2018, the differences between the federal statutory rate and our effective tax rate are state taxes, equity compensation impacts, unrecognized tax benefits, including interest, officer compensation deduction limits, research and development tax credits, and other permanent differences.

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

Our cash and cash equivalents, working capital and available borrowings under our credit facility (based upon the borrowing base and financial covenants in our Credit Agreement) were as follows (in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$88,127	$83,313
Working capital	$226,874	$199,967
Available borrowings under credit facility	$254,600	$254,600

A summary of our cash flows was as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$23,691	$20,740
Net cash used in investing activities	(12,628)	(186,681)
Net cash (used in)/provided by financing activities	(6,249)	41,311
Net increase (decrease) in cash and cash equivalents	$4,814	$(124,630)

Cash and cash equivalents at June 30, 2018 and net cash provided by operating activities for the six months ended June 30, 2018, included a non-recurring cash outflow of $20 million for the settlement expense.

Our principal source of cash has been our cash flow from operations and our $500 million five-year revolving credit facility. Other sources of cash include proceeds from the exercise of stock options and tax benefits associated with stock option exercises. The primary uses of cash are capital investments, acquisitions, compensation expenses, information technology, direct project costs, SG&A expenses, other expense and repurchases of our common stock.

We believe that expected cash flows from operations, available cash and cash equivalents, and funds available under our revolving credit facility will be sufficient to meet our liquidity requirements for the following year, which include:

▪	the working capital requirements of our operations;

▪	investments in our business;

▪	business development activities; and

▪	repurchases of common stock

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

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2018 was $23.7 million, an increase of $3.0 million as compared to net cash provided by operating activities of $20.7 million for the six months ended June 30, 2017. The increase in operating cash flow is primarily attributable to decreases in accounts payable, accounts receivable, and deferred income taxes net income. These were partially offset by the release of estimated liability for appeals and an increase in depreciation and amortization and stock compensation expense. Net cash provided by operating activities for the six months ended June 30, 2018 also included a non-recurring cash outflow of $20 million for the settlement expense.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 was $12.6 million, a $174.2 million decrease compared to net cash used in investing activities of $186.7 million for the six months ended June 30, 2017. The decrease primarily related to the $171.2 million acquisition of Eliza in the prior year period.

Cash Flows from Financing Activities

Net cash (used in)/provided by financing activities for the six months ended June 30, 2018 was $6.2 million, a $47.5 million decrease compared to net cash provided by financing activities of $41.3 million for the six months ended June 30, 2017. The decrease is primarily related to proceeds from our revolving credit facility of $42.2 million in the prior year.

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

As required by Rule 13a-15(b) under the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that their objectives were met as of the end of the period covered by this Form 10-Q.

There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation of our controls performed during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the caption “Commitments and Contingencies” in Note 13 to the unaudited Consolidated Financial Statements of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, the risks that are discussed in the 2017 Form 10-K, under the headings “Part I, Item 1. Business,” “Part I, Item 1A. Risk Factors” and “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” should be carefully considered as such risks could materially affect the Company’s business, financial condition or future results. There has been no material change in the Company’s risk factors from those described in the 2017 Form 10-K.

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

Exhibit Number	Description
3.1	Conformed copy of Certificate of Incorporation of the Company, as amended through May 23, 2018
3.2	Second Amended and Restated Bylaws of HMS Holdings Corp. dated May 23, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000-50194) as filed with the SEC on May 25, 2018)
10.1	Form of Indemnification Agreement†
10.2	Settlement Agreement, dated June 27, 2018, by and among Dennis Demetre, Lori Lynn Lewis Demetre, John Alfred Lewis, Christopher Brandon Lewis, and HMS Holdings Corp.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Section 1350 Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Section 1350 Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates a management contract or compensatory plan, contract or arrangement
*	The certifications attached hereto as Exhibit 32.1 and Exhibit 32.2 are furnished with this Form 10-Q and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 6, 2018	HMS HOLDINGS CORP.

		By:	/s/ William C. Lucia
William C. Lucia
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Jeffrey S. Sherman
Jeffrey S. Sherman
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)