Form 10-Q
period 2018-09-30
HMS HOLDINGS CORP
filed 2018-11-05
CIK 1196501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 2, 2018, there were approximately 83,907,132 shares of the registrant’s common stock (par value $0.01 per share) outstanding.

HMS HOLDINGS CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

Glossary of Terms and Abbreviations

Form 10-Q	HMS Holdings Corp. Quarterly Report on Form 10-Q For the Quarterly Period Ended September 30, 2018
2017 Form 10-K	HMS Holdings Corp. Annual Report on Form 10-K for the year ended December 31, 2017
ACA	Patient Protections and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act
ACO	Accountable Care Organization
ADR	Additional Documentation Request
ASC	Accounting Standards Codification
ASO	Administrative Service Only
ASU	Accounting Standards Update
CHIP	Children's Health Insurance Program
CMS	Centers for Medicare & Medicaid Services
CMS NHE	CMS National Health Expenditures
COSO	Committee of Sponsoring Organizations of the Treadway Commission
Credit Agreement	The Amended and Restated Credit Agreement dated as of May 3, 2013, as amended by Amendment No. 1 to Amended and Restated Credit Agreement dated as of March 8, 2017, and as further amended by Amendment No. 2 to Amended and Restated Credit Agreement, dated as of December 19, 2017, by and among HMS Holdings Corp. the Guarantors party thereto, the Lenders party thereto and Citibank, N.A. as Administrative Agent
DRA	Deficit Reduction Act of 2005
DSO	Days Sales Outstanding
ERISA	Employment Retirement Income Security Act of 1974
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology for Economic and Clinical Health Act
IRC	Internal Revenue Code
IRS	U.S Internal Revenue Service
LIBO Rate	Intercontinental Exchange London Interbank Offered Rate
MCO	Managed care organization
MMIS	Medicaid Management Information Systems
PBM	Pharmacy Benefit Manager
PHI	Protected health information
PI	Payment Integrity
PMPM	Per Member Per Month
PMPY	Per Member Per Year
R&D Credit	U.S. Research and Experimentation Tax Credit pursuant to IRC Section 41
RAC	Recovery Audit Contractor
RFP	Request for proposal
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Section 199 Deduction	U.S. Production Activities Deduction pursuant to IRC Section 199
SG&A	Selling, general and administrative
TPL	Third-party liability
U.S. GAAP	United States Generally Accepted Accounting Principles
VHA	Veterans Health Administration
2006 Stock Plan	HMS Holdings Corp. Fourth Amended and Restated 2006 Stock Plan, as amended by Amendment No. 1 to the HMS Holdings Corp. Fourth Amended and Restated 2006 Stock Plan dated as of February 16, 2017
2016 Omnibus Plan	HMS Holdings Corp. 2016 Omnibus Incentive Plan
2017 Tax Act	Tax Cuts and Jobs Act of 2017
401(k) Plan	HMS Holdings Corp. 401(k) Plan

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$124,297	$83,313
Accounts receivable, net of allowance of $16,239 and $14,799, at September 30, 2018 and December 31, 2017, respectively	202,498	189,460
Prepaid expenses	16,826	16,589
Income tax receivable	4,597	1,892
Deferred financing costs, net	564	564
Other current assets	314	836
Total current assets	349,096	292,654
Property and equipment, net	93,145	98,581
Goodwill	487,617	487,617
Intangible assets, net	72,593	91,482
Deferred financing costs, net	1,814	2,237
Other assets	2,655	2,589
Total assets	$1,006,920	$975,160

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$64,295	$61,900
Estimated liability for appeals	22,184	30,787
Total current liabilities	86,479	92,687
Long-term liabilities:
Revolving credit facility	240,000	240,000
Net deferred tax liabilities	14,407	21,989
Deferred rent	4,329	4,852
Other liabilities	9,925	9,403
Total long-term liabilities	268,661	276,244
Total liabilities	355,140	368,931
Commitments and contingencies
Shareholders' equity:
Preferred stock -- $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock -- $0.01 par value; 175,000,000 shares authorized; 97,588,656 shares issued and 83,925,462 shares outstanding at September 30, 2018; 96,536,251 shares issued and 83,256,858 shares outstanding at December 31, 2017	975	965
Capital in excess of par value	397,192	368,721
Retained earnings	389,189	366,164
Treasury stock, at cost: 13,663,194 shares at September 30, 2018 and 13,279,393 shares at December 31, 2017	(135,576)	(129,621)
Total shareholders' equity	651,780	606,229
Total liabilities and shareholders' equity	$1,006,920	$975,160

See accompanying notes to the unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$154,246	$125,673	$442,462	$372,719
Cost of services:
Compensation	58,188	49,012	169,455	149,784
Information technology	12,979	12,067	39,482	33,131
Occupancy	3,500	4,332	11,897	12,109
Direct project expenses	10,661	9,548	31,652	30,092
Other operating expenses	8,567	7,446	22,183	21,212
Amortization of acquisition related software and intangible assets	7,942	8,167	25,695	21,825
Total cost of services	101,837	90,572	300,364	268,153
Selling, general and administrative expenses	28,178	22,240	86,708	73,400
Settlement expense	-	-	20,000	-
Total operating expenses	130,015	112,812	407,072	341,553
Operating income	24,231	12,861	35,390	31,166
Interest expense	(2,880)	(3,109)	(8,562)	(7,734)
Interest income	292	14	600	201
Income before income taxes	21,643	9,766	27,428	23,633
Income taxes	3,069	3,394	5,830	9,302
Net Income	$18,574	$6,372	$21,598	$14,331

Basic income per common share:
Net income per common share -- basic	$0.22	$0.08	$0.26	$0.17
Diluted income per common share:
Net income per common share -- diluted	$0.22	$0.07	$0.25	$0.17
Weighted average shares:
Basic	83,509	83,923	83,373	83,778
Diluted	85,144	85,730	85,241	85,586

See accompanying notes to the unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF

SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock				Treasury Stock
	# of Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	# of Shares	Amount	Total Shareholders' Equity

Balance at December 31, 2017	96,536,251	$965	$368,721	$366,164	13,279,393	$(129,621)	$606,229
Adoption of accounting standard (Note 1 and 3)	-	-	-	1,427	-	-	1,427
Net income	-	-	-	21,598	-	-	21,598
Stock-based compensation expense	-	-	17,645	-	-	-	17,645
Purchase of treasury stock	-	-	-	-	383,801	(5,955)	(5,955)
Exercise of stock options	685,812	7	13,626	-	-	-	13,633
Vesting of restricted stock units, net of shares withheld for employee tax	366,593	3	(2,800)	-	-	-	(2,797)

Balance at September 30, 2018	97,588,656	$975	$397,192	$389,189	13,663,194	$(135,576)	$651,780

See accompanying notes to the unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net income	$21,598	$14,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	24,331	20,599
Amortization of intangible assets	18,889	15,947
Amortization of deferred financing costs	423	1,563
Stock-based compensation expense	17,645	16,761
Deferred income taxes	(7,582)	(726)
Change in fair value of contingent consideration	(35)	(2,450)
Release of estimated liability for appeals	(8,436)	-
Changes in operating assets and liabilities:
Accounts receivable	(13,038)	5,630
Prepaid expenses	(237)	757
Other current assets	522	712
Other assets	(66)	163
Income taxes receivable / (payable)	(2,705)	(2,731)
Accounts payable, accrued expenses and other liabilities	4,394	(15,457)
Estimated liability for appeals	(167)	(1)
Net cash provided by operating activities	55,536	55,098
Investing activities:
Acquisition of a business, net of cash acquired	-	(171,174)
Purchases of property and equipment	(4,333)	(11,656)
Investment in capitalized software	(15,100)	(10,664)
Net cash used in investing activities	(19,433)	(193,494)
Financing activities:
Proceeds from exercise of stock options	13,633	2,580
Payments of tax withholdings on behalf of employees for net-share settlement for stock-based compensation	(2,797)	(2,898)
Payments on capital lease obligations	-	(5)
Proceeds from credit facility	-	42,204
Purchases of treasury stock	(5,955)	-
Net cash provided by financing activities	4,881	41,881
Net increase (decrease) in cash and cash equivalents	40,984	(96,515)
Cash and Cash Equivalents
Cash and cash equivalents at beginning of year	83,313	175,999
Cash and cash equivalents at end of period	$124,297	$79,484

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$15,501	$12,317
Cash paid for interest	$7,769	$5,819

Supplemental disclosure of non-cash activities:
Change in balance of accrued property and equipment purchases	$538	$(414)

See accompanying notes to the unaudited consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 and 2017

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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which is the new comprehensive revenue recognition standard that supersedes all existing revenue recognition guidance under U.S. GAAP. The Company adopted ASU 2014-09 on January 1, 2018 using the modified retrospective method and the Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The financial information for comparative prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods. The effect of adopting ASU 2014-09 in the current annual reporting period as compared with the guidance that was in effect before the change is immaterial. The Company’s internal control framework did not materially change, but existing internal controls were modified due to certain changes to business processes and systems to support the new revenue recognition standard as necessary. The Company continues to expect the impact of the adoption of the new standard to be immaterial to its net income and its internal control framework on an ongoing basis.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 will require most lessees to recognize a majority of the company’s leases on the balance sheet, which will increase reported assets and liabilities. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 including interim periods within such annual reporting periods with early adoption permitted. The Company has not early adopted this guidance. The Company developed a preliminary implementation plan and has reviewed historical lease agreements in order to quantify the impact of adoption. Based upon the Company’s on-going analysis to date, the Company currently expects that there will be a material increase to total assets and total liabilities on the Company’s consolidated balance sheet upon adoption; however, the Company continues to perform the necessary additional reviews and other implementation considerations in order to appropriately quantify the changes. The Company has elected to use the FASB’s optional transition method.The Company expects to complete the on-going analysis and quantification by the end of the fourth quarter of 2018.

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

On August 17, 2018 the SEC issued SEC Final Rule Release No. 33-10532, Disclosure Update and Simplification (“Final Rule”). The final rule amends certain disclosure requirements to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors. The final rule is effective for public entities that are SEC filers on November 5, 2018. The Company is currently evaluating the impact of adopting this guidance but this guidance is not expected to have a material impact on the Company’s disclosures.

2.	Fair Value of Financial Instruments

Financial instruments (principally cash and cash equivalents, accounts receivable, accounts payable and accrued expenses) are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The Company’s long-term credit facility is carried at cost, which, due to the variable interest rate associated with the revolving credit facility, approximates its fair value. The Company has no Level 1 or Level 2 financial instruments and there were no transfers between Level 1 or Level 2 financial instruments. The Company’s contingent consideration liability of $35,000 at June 30, 2018 was reduced to zero at September 30, 2018 and is included in Other liabilities on the unaudited Consolidated Balance Sheets. The liability is valued using a Monte Carlo simulation and includes unobservable inputs such as expected levels of revenues and discount rates. Changes in the unobservable inputs of this instrument could result in a significant change in the fair value measurement.

3.	Revenue Recognition

The Company’s revenue disaggregated by product for the three and nine months ended September 30 is as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Coordination of benefits	$105,694	$90,073	$298,201	$277,018
Analytical services	48,552	35,600	144,261	95,701
Total	$154,246	$125,673	$442,462	$372,719

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

Care management and consumer engagement services revenue is derived from contracts with health plans and other risk-bearing entities that can span several years with the option to renew. Types of service contracts could include: (a) programs designed to improve member engagement; and (b) outreach services designed to improve clinical outcomes. Most of these types of service contracts contain multiple promises, all of which are not distinct within the context of the contract. Therefore, the promises represent a single, distinct performance obligation for the types of services we offer. Revenue derived from these services is largely based on consideration associated with prices per order/transfer and PMPM/PMPY fees. The Company believes the output method is a reasonable measure of progress for the satisfaction of our performance obligations, which are satisfied over time, as it provides a faithful depiction of (1) our performance toward complete satisfaction of the performance obligation under the contract and (2) the value transferred to the customer of the services performed under the contract. The Company has elected the right to invoice practical expedient for recognition of revenue related to its performance obligations. Additionally, certain care management and consumer engagement services contracts have distinct performance obligations related to software license and implementation fees which have historically been recognized as revenue ratably over the life of the contract. However, upon adoption of ASC 606, revenue for software licenses is recognized at the beginning of the license period when control is transferred as the license is installed and revenue for implementation fees is recognized when control is transferred over time as the implementation is being performed. As the performance obligation is deemed to have been satisfied and control transferred to our customers for software licenses and implementation fees on or before December 31, 2017, the Company recorded a decrease to deferred revenue and an increase to opening retained earnings of $1.4 million as of January 1, 2018 for the cumulative impact of adopting ASC 606. A portion of the Company’s care management and consumer engagement services are deferred and revenue is recognized over time. Deferred revenue of this nature was approximately $5.2 million and $6.4 million as of September 30, 2018 and December 31, 2017, respectively, and is included in Accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets. Generally, care management and consumer engagement contract payment terms are stated within the contract and are due within an explicitly stated time period (e.g., 30, 45, 60 days) from the date of invoice.

Contract modifications are routine in nature and often done to account for changes in the contract specifications or requirements. In most instances, contract modifications are for services that are not distinct, and, therefore, modifications are accounted for as part of the existing contract.

4.	Accounts Receivable and Accounts Receivable Allowance

The Company’s accounts receivable, net, consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accounts receivable	$218,737	$204,259
Allowance	(16,239)	(14,799)
Accounts receivable, net	$202,498	$189,460

We record an accounts receivable allowance based on historical patterns of billing adjustments, length of operating and collection cycle and customer negotiations, behaviors and payment patterns. Changes in these estimates are recorded to revenue in the period of change. A summary of the activity in the accounts receivable allowance was as follows (in thousands):

	September 30, 2018	December 31, 2017
Balance--beginning of period	$14,799	$10,772
Provision	16,107	20,233
Charge-offs	(14,667)	(16,206)
Balance--end of period	$16,239	$14,799

5.	Acquisition

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

The financial results of Eliza have been included in the Company’s consolidated financial statements since the date of acquisition. Eliza contributed approximately $37.4 million in revenue to HMS results of operations for the nine months ended September 30, 2018. Eliza contributed approximately $17.5 million in revenue to HMS results of operations from the date of acquisition through September 30, 2017.

6.	Intangible Assets and Goodwill

Intangible assets consisted of the following (in thousands, except for weighted average amortization period):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (in years)
September 30, 2018
Customer relationships	$156,790	$(100,758)	$56,032	12.4
Trade names	16,246	(15,724)	522	0.3
Intellectual property	21,700	(5,701)	15,999	4.3
Restrictive covenants	263	(223)	40	0.9
Total	$194,999	$(122,406)	$72,593

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (in years)
December 31, 2017
Customer relationships	$159,290	$(89,106)	$70,184	11.3
Trade names	16,246	(13,916)	2,330	1
Intellectual property	21,700	(2,874)	18,826	5.2
Restrictive covenants	263	(121)	142	1.3
Total	$197,499	$(106,017)	$91,482

Amortization expense of intangible assets is expected to approximate the following (in thousands):

Year ending December 31,
2018	$5,452
2019	9,195
2020	7,664
2021	7,197
2022	7,197
Thereafter	35,888
Total	$72,593

For the three months ended September 30, 2018 and 2017, amortization expense related to intangible assets was $6.1 million and $6.2 million, respectively. For the nine months ended September 30, 2018 and 2017, amortization expense related to intangible assets was $18.9 million and $15.9 million, respectively.

The Company assesses goodwill for impairment on an annual basis as of June 30th of each year or more frequently if an event occurs or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. Assessment of goodwill impairment is at the HMS Holdings Corp. entity level as the Company operates as a single reporting unit. The Company completed the annual impairment test as of June 30, 2018 electing to perform the first step of the goodwill impairment test by comparing the fair value of the reporting unit with its carrying value, including goodwill. In calculating the fair value of the reporting unit, the Company utilized a weighting across three commonly accepted valuation approaches: an income approach, a guideline public company approach and a merger and acquisition approach. The income approach to determining fair value computes projections of the cash flows that the reporting unit is expected to generate converted into a present value equivalent through discounting. Significant assumptions in the income approach include income projections, a discount rate and a terminal growth value which are all level 3 inputs. The income projections include assumptions for revenue and expense growth which are based on internally developed business plans and largely reflect recent historical revenue and expense trends.  The discount rate was based on a risk free rate plus a beta adjusted equity risk premium and specific company risk premium. The terminal growth value is Company specific and was determined analyzing inputs such as historical inflation and the GDP growth rate. The guideline public company approach and merger and acquisition approach are based on pricing multiples observed for similar publicly traded companies or similar market companies that were sold. The results of the annual impairment assessment provide that the fair value of the reporting unit was significantly in excess of the Company’s carrying value; therefore, no impairment was indicated and step two was not performed. If actual results are not consistent with our estimates or assumptions, the Company may be exposed to an impairment charge that could materially adversely impact our consolidated financial position and results of operations.

There were no impairment charges related to goodwill during the years ended December 31, 2017, 2016 or 2015. There were no changes in the carrying amount of goodwill for the nine-months ended September 30, 2018.

7.	Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accounts payable, trade	$13,850	$19,330
Accrued compensation and other	32,372	24,072
Accrued operating expenses	18,073	18,498
Total accounts payable, accrued expenses and other liabilities	$64,295	$61,900

8.	Income Taxes

The Company’s effective tax rate decreased to 21.3% for the nine months ended September 30, 2018 from 39.4% for the nine months ended September 30, 2017. The nine months ended September 30, 2018 effective tax rate includes discrete tax expense items related to a previously disclosed legal settlement, interest on uncertain tax benefits, state tax refunds and net stock compensation in addition to a net federal tax reform benefit comprised of a federal tax rate decrease, net of state impact, offset by tax increases for officer compensation deduction limits and loss of the domestic manufacturing deduction. For the nine months ended September 30, 2018, the differences between the federal statutory rate and our effective tax rate are discrete tax expense items related to the previously disclosed legal settlement, state taxes, equity compensation impacts, unrecognized tax benefits, including interest, officer compensation deduction limits, research and development tax credits, and other permanent differences.

The effective tax rate for the nine months ended September 30, 2018 represents the Company’s best estimate using information available to the Company as of November 5, 2018. The Company anticipates U.S. regulatory agencies will issue further regulations over the next three months which may alter this estimate. The Company is still evaluating, among other things, the application of limitations for executive compensation related to contracts existing prior to November 2, 2017. The Company will refine its estimates to incorporate new or better information as it becomes available through the filing date of its 2017 U.S. income tax returns in the fourth quarter of 2018.

Included in Other Liabilities on the Consolidated Balance Sheets, are the total amount of unrecognized tax benefits of approximately $8.9 million and $8.2 million, as of September 30, 2018 and December 31, 2017, respectively, (net of the federal benefit for state issues) that, if recognized, would favorably affect the Company’s future effective tax rate. Also included in Other Liabilities on the Consolidated Balance Sheets, are accrued liabilities for interest expense and penalties related to unrecognized tax benefits of $1.0 million and $0.6 million as of September 30, 2018 and December 31, 2017, respectively. HMS includes interest expense and penalties in the provision for income taxes in the unaudited Consolidated Statements of Income. The amount of interest expense (net of federal and state income tax benefits) and penalties in the unaudited Consolidated Statements of Income for the nine months ended September 30, 2018 and 2017 was $0.4 million and an immaterial amount, respectively. The Company believes it is reasonably possible that the amount of unrecognized tax benefits may decrease by $3.5 million over the next twelve months, due to the expiration of the statute of limitations in federal and various state jurisdictions.

HMS files income tax returns with the U.S. Federal government and various state, territory, and local jurisdictions. HMS is no longer subject to U.S. Federal income tax examinations for years before 2012. The Company is currently under audit by the Internal Revenue Service for years 2013 and 2014 and no adjustments have been received to date. HMS operates in a number of state and local jurisdictions. Accordingly, HMS is subject to state and local income tax examinations based on the various statutes of limitations in each jurisdiction. Previously recognized state apportionment benefits were adjusted by the state resulting in additional benefits, net of federal tax, of $0.5 million relating to the current period and $2.4 million relating to prior periods.

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

The total estimated liability for appeals balance of $22.2 million and $30.8 million as of September 30, 2018 and December 31, 2017, respectively, includes $19.4 million and $19.3 million, respectively, of Medicare RAC claim findings which have been adjudicated in favor of providers, and $0.0 million and $8.5 million, respectively, of the Company’s estimate of the potential amount of Medicare RAC repayments that are probable of being adjudicated in favor of providers following a successful appeal. Additionally, the total estimated liability for appeals balance includes $2.8 million and $3.2 million related to commercial customers claim appeals. The provision included in the estimated liability for appeals is an offset to revenue in the Company’s Consolidated Statements of Income.

A summary of the activity in the estimated liability for appeals related to the Company’s original Medicare RAC contract was as follows (in thousands):

September 30, 2018
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

As of September 30, 2018 and December 31, 2017, the outstanding principal balance due on the Amended Revolving Facility was $240.0 million. No principal payments were made against the Company’s Amended Revolving Facility during the nine months ended September 30, 2018.

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

The Amended Revolving Facility is secured, subject to certain customary carve-outs and exceptions, by a first priority lien and security interest in substantially all tangible and intangible assets of the Company and certain subsidiaries of the Company. The Amended Revolving Facility contains certain restrictive covenants, which affect, among other things, the ability of the Company and its subsidiaries to incur indebtedness, create liens, make investments, sell or otherwise dispose of assets, engage in mergers or consolidations with other entities, and pay dividends or repurchase stock. The Company is also required to comply, on a quarterly basis, with two financial covenants: (i) a minimum interest coverage ratio of 3:00:1:00, and (ii) a maximum consolidated leverage ratio of 4.75:1.00 through December 2019 and 4.25:1.00 from and after January 2020. The consolidated leverage ratio is subject to a step-up to 5.25:1.00 for four full consecutive fiscal quarters following a permitted acquisition or similar investment. As of September 30, 2018, the Company was in compliance with all terms of the Credit Agreement.

Interest expense and the commitment fees on the unused portion of the Company’s revolving credit facility were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest expense	$2,527	$2,230	$7,224	$5,072
Commitment fees	211	325	688	1,036

As of September 30, 2018 and December 31, 2017, the unamortized balance of deferred origination fees and debt issuance costs was $2.4 million and $2.8 million, respectively. For the nine month periods ended September 30, 2018 and 2017, HMS amortized $0.4 million and $1.0 million, respectively, of interest expense related to the Company’s deferred origination fees and debt issue costs.

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

The following table reconciles the basic to diluted weighted average common shares outstanding using the treasury stock method (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$18,574	$6,372	$21,598	$14,331

Weighted average common shares outstanding-basic	83,509	83,923	83,373	83,778
Plus: net effect of dilutive stock options and restricted stock units	1,635	1,807	1,868	1,808
Weighted average common shares outstanding-diluted	85,144	85,730	85,241	85,586
Net income per common share-basic	$0.22	$0.08	$0.26	$0.17
Net income per common share-diluted	$0.22	$0.07	$0.25	$0.17

For the three months ended September 30, 2018 and 2017, 21,105 and 2,642,548 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive. For the three months ended September 30, 2018 and 2017, restricted stock units representing 202 and 84,360 shares of common stock, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

For the nine months ended September 30, 2018 and 2017, 531,378 and 2,132,017 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive. For the nine months ended September 30, 2018 and 2017, restricted stock units representing 595 and 63,452 shares of common stock, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

12.	Stock-Based Compensation

(a)	Stock-Based Compensation Expense

Total stock-based compensation expense in the Company’s unaudited Consolidated Statements of Income related to the Company’s long-term incentive award plans was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of services-compensation	$1,537	$1,851	$5,802	$5,353
Selling, general and administrative	1,900	5,531	11,843	11,408
Total	$3,437	$7,382	$17,645	$16,761

(b)	Stock Options

Stock-based compensation expense related to stock options was approximately $1.6 million and $3.2 million for the three months ended September 30, 2018 and 2017, respectively. Stock-based compensation expense related to stock options was approximately $7.6 million and $7.1 million for the nine months ended September 30, 2018 and 2017, respectively.

Presented below is a summary of stock option activity for the nine months ended September 30, 2018 (in thousands except for weighted average exercise price and weighted average remaining contractual terms):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding balance at December 31, 2017	5,554	$17.35
Granted	1,010	19.58
Exercised	(686)	21.13
Forfeitures	(100)	17.64
Expired	(30)	22.21
Outstanding balance at September 30, 2018	5,748	17.33	5.41	$88,909

Expected to vest at September 30, 2018	1,561	17.65	7.79	$23,669
Exercisable at September 30, 2018	3,373	$17.13	3.76	$52,900

During the three months ended September 30, 2018 and 2017, the Company issued 535,077 and 40,734 shares, respectively, of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $12.1 million and $0.8 million, respectively. The total intrinsic value of stock options exercised during the three months ended September 30, 2018 and 2017 was $4.0 million and $0.3 million, respectively. During the nine months ended September 30, 2018 and 2017, the Company issued 686,111 and 173,539 shares, respectively, of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $13.7 million and $2.7 million, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2018 and 2017 was $4.7 million and $0.6 million, respectively.

As of September 30, 2018, there was approximately $7.6 million of total unrecognized compensation cost related to stock options outstanding, which is expected to be recognized over a weighted average period of 2.1 years.

The weighted-average grant date fair value per share of the stock options granted during the nine months ended September 30, 2018 and 2017 was $7.52 and $7.68, respectively. HMS estimated the fair value of each stock option grant on the date of grant using a Black-Scholes option pricing model and weighted–average assumptions set forth in the following table:

	Nine Months Ended September 30,
	2018	2017
Expected dividend yield	0%	0%
Risk-free interest rate	2.68%	1.74%
Expected volatility	42.43%	44.23%
Expected life (years)	6.00	5.00

The total tax benefits recognized on stock-based compensation for the three and nine months ended September 30, 2018 was $1.0 million and $3.5 million, respectively.  The total tax benefits recognized on stock-based compensation for the three and nine months ended September 30, 2017 was $0.0 and $3.6 million, respectively.

(c)	Restricted Stock Units

Stock-based compensation expense related to restricted stock units was approximately $1.9 million and $4.2 million for the three months ended September 30, 2018 and 2017, respectively. Stock-based compensation expense related to restricted stock units was approximately $10.0 million and $9.7 million for the nine months ended September 30, 2018 and 2017, respectively.

Presented below is a summary of restricted stock units activity for the nine months ended September 30, 2018 (in thousands, except for weighted average grant date fair value per unit):

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Outstanding balance at December 31, 2017	1,346	$17.65
Granted	763	16.76
Vesting of restricted stock units, net of units withheld for taxes	(367)	17.00
Units withheld for taxes	(163)	17.00
Forfeitures	(70)	17.26
Outstanding balance at September 30, 2018	1,509	$19.98

For the three months ended September 30, 2018 and 2017, HMS granted 1,794 and 59,784 restricted stock units, respectively, with an aggregate fair market value of $58,861 and $1.0 million, respectively. For the nine months ended September 30, 2018 and 2017, HMS granted 762,877 and 599,441 restricted stock units, respectively, with an aggregate fair market value of $12.8 million and $11.3 million, respectively.

As of September 30, 2018, 1,281,206 restricted stock units remained unvested and there was approximately $11.3 million of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average vesting period of 1.13 years.

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

On September 11, 2018, a former employee filed an action in the New York County Supreme Court entitled Christopher Frey v. Health Management Systems, Inc. alleging retaliation under New York law. The complaint seeks recovery of an unspecified amount of monetary damages, including back pay and other compensatory and equitable relief. The Company believes this claim is without merit and intends to vigorously defend this matter.

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

In connection with the preparation of these unaudited Consolidated Financial Statements, an evaluation of subsequent events was performed through the date of filing and there were no events that have occurred that would require adjustments to the financial statements or disclosures.

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

We serve state Medicaid programs, commercial health plans, federal government health agencies, government and private employers, CHIP and other healthcare payers and sponsors. We also serve as a subcontractor for certain business outsourcing and technology firms. As of September 30, 2018, our customer base included the following:

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

RESULTS

As of and for the three months ended September 30, 2018 and September 30, 2017

▪	Revenue of $154.2 million increased $28.5 million, or 22.7% over the same quarter in 2017; and
▪	Operating income of $24.2 million increased by $11.3 million as compared to operating income of $12.9 million in the same quarter prior year.

Comparison of Three Months Ended September 30, 2018 to September 30, 2017

	Three Months Ended
dollars in millions	September 30,		$ Change	% Change
	2018	2017	2018 vs 2017
Revenue	$154.2	$125.7	$28.5	22.7%
Cost of Services :
Compensation	58.2	49.0	9.2	18.8
Information technology	13.0	12.1	0.9	7.4
Occupancy	3.5	4.3	(0.8)	(18.6)
Direct project costs	10.7	9.5	1.2	12.6
Other operating costs	8.5	7.5	1.0	13.3
Amortization of acquisition related software and intangible assets	8.0	8.2	(0.2)	(2.4)
Total Cost of Services	101.9	90.6	11.3	12.5
Selling, general and administrative expenses	28.1	22.2	5.9	26.6
Settlement expense	-	-	-	-
Total Operating Expenses	130.0	112.8	17.2	15.2
Operating income	24.2	12.9	11.3	87.6
Interest expense	(2.9)	(3.1)	0.2	(6.8)
Interest income	0.3	-	0.3	-
Income before income taxes	21.6	9.8	11.8	120.5
Income taxes	3.1	3.4	(0.3)	(8.8)
Net Income	18.5	6.4	12.1	189.2%

Revenue (in millions)

Three Months Ended September 30 – 2018 vs. 2017

During the three months ended September 30, 2018, revenue was $154.2 million, an increase of $28.5 million or 22.7% compared to revenue of $125.7 million for the prior year quarter.

▪	By product:

o	Coordination of benefits revenue increased $15.6 million or 17.3% which was attributable to incremental services and yield increases provided to existing customers in our cost avoidance and direct bill business.

o	Analytical services revenue, which consists of Care Management and Consumer Engagement, Payment integrity, and Medicare RAC, increased $13.0 million or 36.5%. Care management and consumer engagement revenue increased by $4.4 million or 40.4% which was mostly driven by growth in the Eliza business. Payment integrity revenue increased $6.3 million or 26.4% primarily due to increased demand from existing clients, yield enhancements and improvements in provider processes. Medicare RAC revenue also increased by $2.3 million period over period.

▪	By market:

o	Commercial health plan market revenue increased $19.1 million or 28.3% which was attributable to growth in the Eliza business and incremental services and yield increases provided to existing customers in our cost avoidance business.

o	Federal government market revenue increased $1.8 million or 27.7%.

o	State government market revenue grew by $7.7 million or 14.9%.

Total Cost of Services (in millions)

Three Months Ended September 30 – 2018 vs. 2017

During the three months ended September 30, 2018, total cost of services was $101.9 million, an increase of $11.3 million or 12.5% compared to $90.6 million for the prior year quarter.

▪	Compensation expense increased by $9.2 million due to increases in variable compensation and fringe benefits expenses. The increase in variable compensation relates to improved results of operations in the current period compared to prior year. The increase in fringe benefits is the result of higher insurance claims cost and an increase in employer 401(k) match during 2018.
▪	Direct project costs increased by $1.2 million due to increased revenue.
▪	Other operating expenses increased by $1.0 million due to legal and consulting expenses.
▪	Information technology expenses increased by $0.9 million due to increases in amortization of internally developed software and software maintenance.

Selling, General and Administrative expenses (in millions)

Three Months Ended September – 2018 vs. 2017

During the three months ended September 30, 2018, SG&A expense was $28.1 million, an increase of $5.9 million or 26.6% compared to $22.2 million for the prior year quarter.

▪	In the third quarter of 2017, the Company had decreases in legal expense and other operating expenses which reduced SG&A expenses by $4.6 million. The Company had no such reductions in 2018.
▪	Compensation expense in 2018 increased by $0.9 million due to an increase in variable compensation in the current period related to improved results of operations. The increase was partially offset by a decrease in fringe benefits expenses primarily related to stock compensation expense.

Income Taxes

Three Months Ended September 30 – 2018 vs. 2017

The Company’s effective tax rate decreased to 14.2% for the three months ended September 30, 2018 compared to 34.8% for the three months ended September 30, 2017. The three months ended September 30, 2018 effective tax rate includes discrete tax expenses related to the settlement of previously disclosed litigation, interest on uncertain tax benefits, state tax refunds and net stock compensation in addition to a net federal tax reform benefit comprised of a federal tax rate decrease, net of state impact, offset by tax increases for officer compensation deduction limits and loss of the domestic manufacturing deduction. Excluding the above mentioned discrete tax items and net federal tax reform benefit, our effective tax rate would approximate 35.9% for the three months ended September 30, 2018. For the three months ended September 30, 2018, the differences between the federal statutory rate and our effective tax rate are discrete tax expenses related to the settlement of previously disclosed litigation, state taxes, equity compensation impacts, unrecognized tax benefits, including interest, officer compensation deduction limits, research and development tax credits, and other permanent differences.

As of and for the nine months ended September 30, 2018 and September 30, 2017

▪	Revenue of $442.5 million increased $69.8 million, or 18.7% over the same period in 2017;
▪	Operating income of $35.4 million increased $4.1 million over the same period in 2017; and
▪	Net income of $21.6 million increased $7.3 million over the same period in 2017.

Comparison of Nine months ended September 30, 2018 to September 30, 2017

	Nine Months Ended
dollars in millions	September 30,		$ Change	% Change
	2018	2017	2018 vs 2017
Revenue	$442.5	$372.7	$69.8	18.7%
Cost of Services :
Compensation	169.5	149.8	19.7	13.2
Information technology	39.5	33.1	6.4	19.3
Occupancy	11.9	12.1	(0.2)	(1.7)
Direct project costs	31.7	30.1	1.6	5.3
Other operating costs	22.1	21.2	0.9	4.2
Amortization of acquisition related software and intangible assets	25.7	21.7	4.0	18.4
Total Cost of Services	300.4	268.0	32.4	12.1
Selling, general and administrative expenses	86.7	73.4	13.3	18.1
Settlement expense	20.0	-	20.0	-
Total Operating Expenses	407.1	341.4	65.7	19.2
Operating Income	35.4	31.3	4.1	13.1
Interest expense	(8.6)	(7.7)	(0.9)	11.7
Interest income	0.6	0.2	0.4	200.0
Income before income taxes	27.4	23.8	3.6	15.1
Income taxes	5.8	9.3	(3.5)	(37.6)
Net Income	$21.6	$14.5	$7.1	49.0%

Revenue (in millions)

Nine Months Ended September 30 – 2018 vs. 2017

During the nine months ended September 30, 2018, revenue was $442.5 million, an increase of $69.8 million or 18.7% compared to revenue of $372.7 million for the prior year period.

▪	By product:

o	Coordination of benefits revenue increased $21.1 million or 7.6% which was attributable to incremental services and yield increases provided to existing customers in our cost avoidance business.

o	Analytical services revenue which consists of Care Management and Consumer Engagement, Payment integrity, and Medicare RAC, increased $48.7 million or 50.9%. The increase was primarily due to our Eliza subsidiary (acquired in April 2017) increasing revenue by $19.9 million as compared to prior year. Also, Medicare RAC revenue increased by $14.5 million as compared to prior year primarily due to an $8.4 million release of our Medicare RAC appeals liability due to contract expiration in the first quarter of the current year. Payment integrity revenue increased $13.2 million as compared to prior year primarily due to increased demand from existing clients, yield enhancements and improvements in provider processes.

▪	By market:

o	Commercial health plan market revenue increased $46.9 million or 24.4% which was attributable to growth in the Eliza subsidiary (acquired in April 2017) of $19.9 million and incremental services and yield increases provided to existing customers in our cost avoidance and direct bill business.

o	Federal government market revenue increased $13.0 million or 73.0%, primarily due to an $8.4 million release of our Medicare RAC appeals liability due to contract expiration in the first quarter of the current year.

o	State government market revenue grew by $9.9 million or 6.1%.

Total Cost of Services (in millions)

Nine Months Ended September 30– 2018 vs. 2017

During the nine months ended September 30, 2018, total cost of services was $300.4 million, an increase of $32.4 million or 12.1% compared to $268.0 million for the prior year period.

▪	Our Eliza subsidiary (acquired in April 2017) and its related compensation, information technology, occupancy and amortization of intangibles expenses represented $12.5 million of the increase.
▪	Excluding Eliza, compensation expense increased by $14.8 million, including variable compensation, salaries, fringe benefits expenses, and stock compensation. The increase in variable compensation relates to improved results of operations in the current period compared to prior year. The increase in fringe benefits is the result of higher insurance claims cost and an increase in employer 401(k) match during 2018.
▪	Information technology expense increased by $3.5 million relating to amortization of internally developed software and software maintenance.

Selling, General and Administrative expenses (in millions)

Nine Months Ended September 30 – 2018 vs. 2017

During the nine months ended September 30, 2018, SG&A expense was $86.7 million, an increase of $13.3 million or 18.1% compared to $73.4 million for the prior year period.

▪	Our Eliza subsidiary (acquired in April 2017) represented $2.8 million of the increase.
▪	Excluding Eliza, compensation expense increased by $8.3 million including variable compensation, salaries, fringe benefits, and stock compensation expenses. The increase in variable compensation relates to improved results of operations in the current period compared to prior year. The increase in fringe benefits is the result of higher insurance claims cost and an increase in employer 401(k) match during 2018.
▪	Other expenses decreased by $2.5 million primarily relating to acquisition costs incurred in the prior period.

Income Taxes

Nine Months Ended September 30 – 2018 vs. 2017

The Company’s effective tax rate decreased to 21.3% for the nine months ended September 30, 2018 compared to 39.4% for the nine months ended September 30, 2017. The nine months ended September 30, 2018 effective tax rate includes discrete tax expenses related to the settlement of previously disclosed litigation, interest on uncertain tax benefits, state tax refunds and net stock compensation in addition to a net federal tax reform benefit comprised of a federal tax rate decrease, net of state impact, offset by tax increases for officer compensation deduction limits and loss of the domestic manufacturing deduction. Excluding the above mentioned discrete tax items and net federal tax reform benefit, our effective tax rate would approximate 37.2% for the nine months ended September 30, 2018. For the nine months ended September 30, 2018, the differences between the federal statutory rate and our effective tax rate are discrete tax expenses related to the settlement of previously disclosed litigation, state taxes, equity compensation impacts, unrecognized tax benefits, including interest, officer compensation deduction limits, research and development tax credits, and other permanent differences.

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

Our cash and cash equivalents, working capital and available borrowings under our credit facility (based upon the borrowing base and financial covenants in our Credit Agreement) were as follows (in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$124,297	$83,313
Working capital	$262,617	$199,967
Available borrowings under credit facility	$260,000	$254,600

A summary of our cash flows is as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$55,536	$55,098
Net cash used in investing activities	(19,433)	(193,494)
Net cash provided by financing activities	4,881	41,881
Net increase (decrease) in cash and cash equivalents	$40,984	$(96,515)

Cash and cash equivalents at September 30, 2018 and net cash provided by operating activities for the nine months ended September 30, 2018, included a non-recurring cash outflow of $20 million for the settlement expense.

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

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2018 was $55.5 million, an increase of $0.4 million as compared to net cash provided by operating activities of $55.1 million for the nine months ended September 30, 2017. Net cash provided by operating activities for the nine months ended September 30, 2018 includes a non-recurring cash outflow of $20 million for the settlement expense.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 was $19.4 million, a $174.1 million decrease compared to net cash used in investing activities of $193.5 million for the nine months ended September 30, 2017. The decrease primarily related to the $171.1 million acquisition of Eliza in the prior year period.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 was $4.9 million, a $37.0 million decrease compared to net cash provided by financing activities of $41.9 million for the nine months ended September 30, 2017. The decrease is primarily related to proceeds from our revolving credit facility of $42.2 million in the prior year.

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

As required by Rule 13a-15(b) under the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that their objectives were met as of the end of the period covered by this Form 10-Q.

There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation of our controls performed during the three months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Exhibits may include agreements to which the Company is a party or has a beneficial interest. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other actual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties, and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties, and covenants in the agreements may have been used for the purpose of allocating risk between parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof.

Where an exhibit is filed by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified after the description of the exhibit.

Exhibit Number	Description

3.1	Conformed copy of Certificate of Incorporation of the Company, as amended through May 23, 2018 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (File No. 000-50194) as filed with the SEC on August 6, 2018)

3.2	Second Amended and Restated Bylaws of HMS Holdings Corp. dated May 23, 2018 (incorporated) by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000-50194) as filed with the SEC on May 25, 2018)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Section 1350 Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Section 1350 Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_________________________

*	The certifications attached hereto as Exhibit 32.1 and Exhibit 32.2 are furnished with this Form 10-Q and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 5, 2018	HMS HOLDINGS CORP.

By:
William C. Lucia
President and Chief Executive Officer
(Principal Executive Officer)

By:
Jeffrey S. Sherman
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

