Form 10-Q
period 2019-03-31
HMS HOLDINGS CORP
filed 2019-05-10
CIK 1196501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock $0.01 par value	HMSY	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

As of May 2, 2019, there were approximately 87,095,920 shares of the registrant’s common stock outstanding.

HMS HOLDINGS CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2019

Glossary

Throughout this Quarterly Report on Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are described below:

ACA	Patient Protections and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act
ACO	Accountable Care Organization
ADR	Additional Documentation Request
ASC	Accounting Standards Codification
ASO	Administrative Service Only
ASU	Accounting Standards Update
CHIP	Children's Health Insurance Program
CMS	Centers for Medicare & Medicaid Services
CMS NHE	CMS National Health Expenditures
COB	Coordination of benefits
COSO	Committee of Sponsoring Organizations of the Treadway Commission
Credit Agreement	The Amended and Restated Credit Agreement dated as of May 3, 2013, as amended by Amendment No. 1 to Amended and Restated Credit Agreement dated as of March 8, 2017, and as further amended by Amendment No. 2 to Amended and Restated Credit Agreement, dated as of December 19, 2017, by and among HMS Holdings Corp. the Guarantors party thereto, the Lenders party thereto and Citibank, N.A. as Administrative Agent
DSO	Days sales outstanding
ERISA	Employment Retirement Income Security Act of 1974
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Form 10-Q	HMS Holdings Corp. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology for Economic and Clinical Health Act
IRC	Internal Revenue Code
IRS	U.S. Internal Revenue Service
LIBO Rate	London Interbank Offered Rate (or any successor rate determined in accordance with the Credit Agreement)
MCO	Managed Care Organization
PBM	Pharmacy Benefit Manager
PHI	Protected health information
PI	Payment Integrity
PMPM	Per Member Per Month
PMPY	Per Member Per Year
R&D Credit	U.S. Research and Experimentation Tax Credit pursuant to IRC Section 41
RAC	Recovery Audit Contractor
RFP	Request for proposal
ROU	Right-of-use
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Section 199 Deduction	U.S. Production Activities Deduction pursuant to IRC Section 199
SG&A	Selling, general and administrative
TPL	Third-party liability
TPM	Total Population Management
U.S. GAAP	United States Generally Accepted Accounting Principles
2006 Stock Plan	HMS Holdings Corp. Fourth Amended and Restated 2006 Stock Plan, as amended by Amendment No. 1 to the HMS Holdings Corp. Fourth Amended and Restated 2006 Stock Plan dated as of February 16, 2017
2016 Omnibus Plan	HMS Holdings Corp. 2016 Omnibus Incentive Plan
2017 Tax Act	Tax Cuts and Jobs Act of 2017
2018 Form 10-K	HMS Holdings Corp. Annual Report on Form 10-K for the year ended December 31, 2018
401(k) Plan	HMS Holdings Corp. 401(k) Plan

For purposes of this Form 10-Q, the terms “HMS,” “Company,” “we,” “us,” and “our” refer to HMS Holdings Corp. and its consolidated subsidiaries unless the context clearly indicates otherwise.

Cautionary Note Regarding Forward-Looking Statements

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

We have tried to identify forward-looking statements by using words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “likely,” “may,” “outlook,” “plan,” “potential,” “project,” “seek,” “strategy,” “target,” “trend,” “will,” “would,” “could,” “should,” and similar expressions and references to guidance, although some forward-looking statements may be expressed differently. These statements include, among other things, information concerning our future growth, business strategy, strategic or operational initiatives, our future operating or financial performance, our ability to invest in and utilize our data and analytics capabilities to expand our solutions and services, the benefits and synergies to be obtained from completed and future acquisitions, the future performance of companies we have acquired, our future expenses, interest rates and tax rates, our ability to meet our future liquidity requirements, the impact of changes to U.S. healthcare legislation or healthcare spending affecting Medicare, Medicaid or other publicly funded or subsidized health programs, and other statements regarding our possible future actions, business plans, objectives and prospects.

Forward-looking statements are not guarantees and involve risks, uncertainties and assumptions that are difficult to predict. Actual results may differ materially from past results and from those indicated by such forward-looking statements if known or unknown risks or uncertainties materialize, or if underlying assumptions prove inaccurate. These risks and uncertainties include, among other things:

▪	our ability to execute our business plans or growth strategy;
▪	our ability to innovate, develop or implement new or enhanced solutions or services;
▪	the nature of investment and acquisition opportunities we are pursuing, and the successful execution of such investments and acquisitions;
▪	our ability to successfully integrate acquired businesses and realize synergies;
▪	significant competition for our solutions and services;
▪	variations in our results of operations;
▪	our ability to accurately forecast the revenue under our contracts and solutions;
▪	our ability to protect our systems from damage, interruption or breach, and to maintain effective information and technology systems and networks;
▪	our ability to protect our intellectual property rights, proprietary technology, information processes and know-how;
▪	our failure to maintain a high level of customer retention or the unexpected reduction in scope or termination of key contracts with major customers;
▪	customer dissatisfaction or our non-compliance with contractual provisions or regulatory requirements;
▪	our failure to meet performance standards triggering significant costs or liabilities under our contracts;
▪	our inability to manage our relationships with data sources and suppliers;
▪	our reliance on subcontractors and other third party providers and parties to perform services;
▪	our ability to continue to secure contracts and favorable contract terms through the competitive bidding process;
▪	pending or threatened litigation;
▪	unfavorable outcomes in legal proceedings;
▪	our success in attracting and retaining qualified employees and members of our management team;
▪	our ability to generate sufficient cash to cover our interest and principal payments under our credit facility;
▪	unexpected changes in tax laws, regulations or guidance and unexpected changes in our effective tax rate;
▪	unanticipated increases in the number or amount of claims for which we are self-insured;
▪	accounting changes or revisions;
▪	changes in the U.S. healthcare environment or healthcare financing system, including regulatory, budgetary or political actions that affect healthcare spending or the practices and operations of healthcare organizations;
▪	our failure to comply with applicable laws and regulations governing individual privacy and information security or to protect such information from theft and misuse;
▪	our ability to comply with current and future legal and regulatory requirements;
▪	negative results of government or customer reviews, audits or investigations;
▪	state or federal limitations related to outsourcing of certain government programs or functions;
▪	restrictions on bidding or performing certain work due to perceived conflicts of interests;
▪	the market price of our common stock and lack of dividend payments; and
▪	anti-takeover provisions in our corporate governance documents.

These and other risks are discussed in this Form 10-Q and under the headings “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” of our 2018 Form 10-K, and in other documents we file with the SEC.

Any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. We caution readers not to place undue reliance upon any of these forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our reports and other filings with the SEC.

Market and Industry Data

This Form 10-Q may include market, industry and government data and forecasts that have been obtained from publicly available information, various industry publications, other published industry sources and our own internal data and estimates. We have not independently verified third-party information and cannot make any representation as to the accuracy or completeness of such information. None of the reports and other materials of third-party sources referred to in this Form 10-Q were prepared for use in, or in connection with, this Form 10-Q.

Trademarks and Trade Names

We have a number of registered trademarks, including HMS®, as well as the corresponding HMS + logo design mark, HMS IntegritySource®, Eliza®, Essette®, and Elli® These and other trademarks of ours appearing in this Form 10-Q are our property. Solely for convenience, trademarks and trade names of ours referred to in this Form 10-Q may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and trade names. Other trademarks and trade names appearing in this Form 10-Q are the property of their respective owners. We do not intend our use or display of other companies' trademarks or trade names to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$219,857	$178,946
Accounts receivable, net of allowance of $14,037 and $13,683, at March 31, 2019 and December 31, 2018, respectively	204,795	206,772
Prepaid expenses	22,097	19,970
Income tax receivable	17,628	18,817
Deferred financing costs, net	564	564
Other current assets	249	240
Total current assets	465,190	425,309
Property and equipment, net	90,294	94,435
Goodwill	487,617	487,617
Intangible assets, net	64,801	67,140
Operating lease right-of-use assets	20,110	-
Deferred financing costs, net	1,532	1,673
Other assets	3,110	2,344
Total assets	$1,132,654	$1,078,518

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$63,078	$74,902
Estimated liability for appeals	24,043	21,723
Total current liabilities	87,121	96,625
Long-term liabilities:
Revolving credit facility	240,000	240,000
Operating lease liabilities	18,677	-
Net deferred tax liabilities	19,710	18,485
Other liabilities	6,758	10,012
Total long-term liabilities	285,145	268,497
Total liabilities	372,266	365,122
Commitments and contingencies
Shareholders' equity:
Preferred stock -- $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock -- $0.01 par value; 175,000,000 shares authorized; 100,745,077 shares issued and 87,081,712 shares outstanding at March 31, 2019; 98,924,501 shares issued and 85,261,664 shares outstanding at December 31, 2018;	1,007	989
Capital in excess of par value	453,080	425,748
Retained earnings	441,877	422,235
Treasury stock, at cost: 13,663,194 shares at March 31, 2019 and 13,663,194 shares at December 31, 2018	(135,576)	(135,576)
Total shareholders' equity	760,388	713,396
Total liabilities and shareholders' equity	$1,132,654	$1,078,518

See accompanying Notes to the unaudited Consolidated Financial Statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$147,953	$141,425
Cost of services:
Compensation	57,452	56,079
Direct project and other operating expenses	20,199	16,648
Information technology	13,105	12,263
Occupancy	4,079	4,383
Amortization of acquisition related software and intangible assets	4,166	8,132
Total cost of services	99,001	97,505
Selling, general and administrative expenses	29,246	31,998
Total operating expenses	128,247	129,503
Operating income	19,706	11,922
Interest expense	(2,849)	(2,648)
Interest income	1,114	120
Income before income taxes	17,971	9,394
Income taxes	(1,671)	3,003
Net Income	$19,642	$6,391

Basic income per common share:
Net income per common share -- basic	$0.23	$0.08
Diluted income per common share:
Net income per common share -- diluted	$0.22	$0.07
Weighted average shares:
Basic	85,853	83,933
Diluted	88,614	85,682

See accompanying Notes to the unaudited Consolidated Financial Statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF

SHAREHOLDERS’ EQUITY (in thousands, except share amounts )

(unaudited)

	Three months ended March 31,
	2019	2018
Common Stock and paid-in capital
Balance, beginning of period	$426,737	$369,686
Exercise of stock options	23,139	144
Stock-based compensation expense	10,979	9,494
Vesting of restricted stock units, net of shares withheld for employee tax	(6,768)	(2,587)
Balance, end of period	454,087	376,737

Retained earnings
Balance, beginning of period	422,235	366,164
Net income	19,642	6,391
Cumulative effect of accounting changes	-	1,427
Balance, end of period	441,877	373,982

Treasury stock
Balance, beginning of period	(135,576)	(129,621)
Purchase of treasury stock	-	(5,955)
Balance, end of period	(135,576)	(135,576)

Total shareholders' equity	$760,388	615,143

Shares outstanding
Balance, beginning of period	98,924,501	96,536,251
Exercise of stock options	1,443,685	9,043
Vesting of restricted stock units, net of shares withheld for employee tax	376,891	330,860
Balance, end of period	100,745,077	96,876,154

Treasury Stock Outstanding
Balance, beginning of period	13,663,194	13,279,393
Purchase of treasury stock	-	383,801
Balance, end of period	13,663,194	13,663,194

See accompanying Notes to the unaudited Consolidated Financial Statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net income	$19,642	$6,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	7,930	7,345
Amortization of intangible assets	2,339	6,121
Amortization of deferred financing costs	141	141
Stock-based compensation expense	10,979	9,494
Deferred income taxes	1,225	(777)
Noncash lease expense	1,196	-
Loss on disposal of assets	-	72
Release of estimated liability for appeals	-	(8,436)
Changes in operating assets and liabilities:
Accounts receivable	1,977	2,328
Prepaid expenses	(2,127)	2,539
Other current assets	(9)	469
Other assets	(766)	(25)
Income taxes receivable	1,189	2,919
Accounts payable, accrued expenses and other liabilities	(15,995)	(14,115)
Operating lease liabilities	(1,519)	-
Estimated liability for appeals	2,320	271
Net cash provided by operating activities	28,522	14,737
Investing activities:
Purchases of property and equipment	(369)	(791)
Investment in capitalized software	(3,621)	(4,963)
Net cash used in investing activities	(3,990)	(5,754)
Financing activities:
Proceeds from exercise of stock options	23,139	144
Payments of tax withholdings on behalf of employees for net-share settlements	(6,768)	(2,587)
Payments on capital lease obligations	8	-
Purchases of treasury stock	-	(5,955)
Net cash provided by/(used in) financing activities	16,379	(8,398)
Net increase in cash and cash equivalents	40,911	585
Cash and Cash Equivalents
Cash and cash equivalents at beginning of year	178,946	83,313
Cash and cash equivalents at end of period	$219,857	$83,898

Supplemental disclosure of cash flow information:
Cash paid for income taxes/(refunds received), net of refunds	$(4,288)	$626
Cash paid for interest	$2,771	$2,055

Supplemental disclosure of non-cash activities:
Change in balance of accrued property and equipment purchases	$(201)	$881

See accompanying Notes to the unaudited Consolidated Financial Statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 and 2018

(unaudited)

1.	Business and Summary of Significant Accounting Policies

(a) Business

The terms “HMS,” “Company,” “we,” “us,” and “our” refer to HMS Holdings Corp. and its consolidated subsidiaries unless the context clearly indicates otherwise. HMS is an industry-leading provider of cost containment solutions in the healthcare marketplace. We use healthcare data technology, analytics and engagement solutions, to deliver coordination of benefits, payment integrity, population risk analytics, and care management and consumer engagement solutions to help payers reduce costs, improve healthcare outcomes and enhance member experiences. We provide coordination of benefits services to government and commercial healthcare payers to ensure that the correct party pays the claim. Our payment integrity services promote accuracy by fighting fraud, waste and abuse, and our total population management solutions provide risk-bearing organizations with reliable intelligence across their member populations to identify risks and improve patient engagement and outcomes. Together these various services help move the healthcare system forward for our customers. We currently operate as one business segment with a single management team that reports to the Chief Executive Officer.

The Consolidated Financial Statements and accompanying Notes in this Form 10-Q are unaudited. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These statements include all adjustments (which include only normal recurring adjustments, except as disclosed) that management considers necessary to present a fair statement of the Company’s results of operations, financial position and cash flows. The results reported in these unaudited Consolidated Financial Statements should not be regarded as necessarily indicative of results that may be expected for the entire year. It is suggested that these unaudited Consolidated Financial Statements be read in conjunction with the Company’s consolidated financial statements and notes thereto as of and for the year ended December 31, 2018, which were filed with the SEC as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”). The consolidated balance sheet as of December 31, 2018 included herein was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

(b) Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies that are referenced in the 2018 Form 10-K other than as described below with respect to leases.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires most lessees to recognize a majority of the company’s leases on the balance sheet, which increases reported assets and liabilities. ASU 2016-02 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 including interim periods within such annual reporting periods with early adoption permitted. The Company adopted this guidance on January 1, 2019, utilizing the optional transition method approach with an effective date of January 1, 2019. Consequently, financial information prior to the effective date was not updated and the disclosures required under the new standard are not provided for dates and periods prior to the effective date. There were no cumulative effect adjustments to retained earnings as part of adoption. The Company elected the available practical expedients, including the practical expedient to not separate lease and non-lease components of its leases and the short-term lease practical expedient. The Company’s internal control framework did not materially change, but existing internal controls were modified due to certain changes to business processes and systems to support the new leasing standard as necessary. The standard had a material impact on our consolidated balance sheets, the most significant impact being the recognition of approximately $21.3 million of ROU assets and $26.3 million lease liabilities on the effective date, but did not have an impact on our consolidated income statements. The Company continues to expect the impact of the adoption of the new standard to be immaterial to its net income and its internal control framework on an ongoing basis.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting, (“ASU 2018-07”). ASU 2018-07 requires entities to apply similar accounting for share-based payment transactions with non-employees as with share-based payment transactions with employees. ASU 2018-07 is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this guidance on January 1, 2019. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”). ASU 2016-13 introduces the current expected credit losses methodology for estimating allowances for credit losses. ASU 2016-13 applies to all financial instruments carried at amortized cost and off-balance-sheet credit exposures not accounted for as insurance, including loan commitments, standby letters of credit, and financial guarantees. The new accounting standard does not apply to trading assets, loans held for sale, financial assets for which the fair value option has been elected, or loans and receivables between entities under common control. ASU 2016-13 is effective for public entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact on the Company’s financial statements of adopting this guidance but this guidance is not expected to have a material impact on the Company’s financial position, results of operations or internal control framework.

2.	Revenue Recognition

The Company’s revenue disaggregated by solution for the three months ended March 31, 2019 and 2018 was as follows (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Coordination of Benefits	$105,851	$91,752
Payment Integrity	27,726	38,641
Total Population Management	14,376	11,032
Total	$147,953	$141,425

Coordination of benefits revenue is derived from contracts with state governments and Medicaid managed care plans that can span years with the option to renew. Types of service contracts could include: (a) the identification of erroneously paid claims; (b) the delivery of verified commercial insurance coverage information; (c) the identification of paid claims where another third party is liable; and (d) the identification and enrollment of Medicaid members who have access to employer insurance. Most of these types of service contracts contain multiple promises, all of which are not distinct within the context of the contract. Therefore, the promises represent a single, distinct performance obligation for the types of services we offer. Revenue derived from these performance obligations is largely based on variable consideration where, based on the number of claims or amount of findings the Company identified, a contingent or fixed transaction price/recovery percentage is allocated to each distinct performance obligation. The Company utilizes the expected value method to estimate the variable consideration related to the transaction price for its service contracts. Key inputs and assumptions in determining variable consideration include identified pricing and expected recoveries and/or savings. The expected recoveries and/or savings are based on historical experience of information received from our customers. Revenue is primarily recognized at a point in time when our customers realize economic benefits from our services when our services are completed. However, we have a limited number of fixed fee arrangements where revenue is recognized over time as performance obligations are satisfied within one to three years. Generally, coordination of benefit contract payment terms are not standardized within the respective contract; however, payment is typically due on demand and there is a clear and distinct history of customers making consistent payments.

Analytical services revenue consists of revenue for our payment integrity services and total population management solutions.

Payment integrity services revenue is derived from contracts with federal and state governments, commercial health plans and other at-risk entities that can span years with the option to renew. Types of service contracts could include: (a) services designed to ensure that healthcare payments are accurate and appropriate; and (b) the identification of over/under payments or inaccurate charges based on a review of medical records. Most of these types of service contracts contain multiple promises, all of which are not distinct within the context of the contract. Therefore, the promises represent a single, distinct performance obligation for the types of services we offer. Revenue derived from these performance obligations is largely based on variable consideration where, based on the amount of recovery findings the Company identifies, a contingent or fixed transaction price/recovery percentage is allocated to each distinct performance obligation. The Company utilizes the expected value method to estimate the variable consideration related to the transaction price for its service contracts. Key inputs and assumptions in determining variable consideration include identified pricing and expected recoveries and/or savings. The expected recoveries and/or savings are based on historical experience of information received from our customers. Revenue is primarily recognized at a point in time when our customers realize economic benefits from our services when our services are completed. However, we have a limited number of fixed fee arrangements where revenue is recognized over time as performance obligations are satisfied within one to three years. Generally, payment integrity contract payment terms are not standardized within the respective contract; however, invoice payment is typically due on demand and there is a clear and distinct history of customers making consistent payments.

Total population management revenue is derived from contracts with health plans and other risk-bearing entities that can span years with the option to renew. Types of service contracts could include: (a) programs designed to improve member engagement; and (b) outreach services designed to improve clinical outcomes. Most of these types of service contracts contain multiple promises, all of which are not distinct within the context of the contract. Therefore, the promises represent a single, distinct performance obligation for the types of services we offer. Revenue derived from these services is largely based on consideration associated with prices per order/transfer and PMPM/PMPY fees. The Company believes the output method is a reasonable measure of progress for the satisfaction of our performance obligations, which are satisfied over time, as it provides a faithful depiction of (1) our performance toward complete satisfaction of the performance obligation under the contract and (2) the value transferred to the customer of the services performed under the contract. The Company has elected the right to invoice practical expedient for recognition of revenue related to its performance obligations when the amount we have the right to invoice the customer corresponds directly with the value to the customer. Additionally, certain total population management contracts have distinct performance obligations related to software license and implementation fees which have historically been recognized as revenue ratably over the life of the contract. Lastly, we have a limited number of fixed fee arrangements where revenue is recognized over time as performance obligations are satisfied within one to three years. Upon adoption of ASC 606, revenue for software licenses is recognized at the beginning of the license period when control is transferred as the license is installed and revenue for implementation fees is recognized when control is transferred over time as the implementation is being performed. As the performance obligation is deemed to have been satisfied and control transferred to our customers for software licenses and implementation fees on or before December 31, 2017, the Company recorded a decrease to deferred revenue and an increase to opening retained earnings of $1.1 million, net of tax, as of January 1, 2018 for the cumulative impact of adopting ASC 606. Generally, total population management contract payment terms are stated within the contract and are due within an explicitly stated time period (e.g., 30, 45, 60 days) from the date of invoice. A portion of the payment received may relate to future performance obligations and will result in an increase to deferred revenue until the obligation has been met.

In connection with Coordination of Benefits and certain Payment Integrity services, lockboxes and their associated bank accounts are setup to support recoveries and remittances. Generally, these bank accounts are for the benefit of the Company’s customers.  Customer cash held in Company bank accounts for the benefit of the customer was approximately $5.4 million as of March 31, 2019.  This amount is included in cash and cash equivalents and other current liabilities on the accompanying consolidated balance sheet.

The Company’s revenue disaggregated by market for the three months ended March 31, 2019 and 2018 was as follows (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Commercial	$76,259	$71,785
State	61,742	54,620
Federal	9,952	15,020
Total	$147,953	$141,425

A portion of the Company’s services are deferred and revenue is recognized at a later time. Deferred revenue was approximately $6.5 million and $5.6 million as of March 31, 2019 and December 31, 2018, respectively, and is included in Accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets. Approximately $1.4 million of the December 31, 2018 balance was recognized in revenue during the quarter ended March 31, 2019.

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

3.	Accounts Receivable and Accounts Receivable Allowance

The Company’s accounts receivable, net, consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accounts receivable	$218,832	$220,455
Allowance	(14,037)	(13,683)
Accounts receivable, net	$204,795	$206,772

We record an accounts receivable allowance based on historical patterns of billing adjustments, length of operating and collection cycle and customer negotiations, behaviors and payment patterns. Changes in these estimates are recorded to revenue in the period of change. The following is a summary of the activity in the accounts receivable allowance (in thousands):

	March 31, 2019	December 31, 2018
Balance--beginning of period	$13,683	$14,799
Provision	5,411	20,453
Charge-offs	(5,057)	(21,569)
Balance--end of period	$14,037	$13,683

4.	Intangible Assets and Goodwill

Intangible assets consisted of the following (in thousands, except for weighted average amortization period):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period in Years
March 31, 2019
Customer relationships	$68,290	$(17,588)	$50,702	12.7
Intellectual property	21,700	(7,638)	14,062	3.9
Trade names	136	(117)	19	0.4
Restrictive covenants	133	(115)	18	0.4
Total	$90,259	$(25,458)	$64,801

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period in Years
December 31, 2018
Customer relationships	$156,790	$(104,740)	$52,050	12.8
Intellectual property	21,700	(6,670)	15,030	4.1
Trade names	16,246	(16,215)	31	0.7
Restrictive covenants	263	(234)	29	0.7
Total	$194,999	$(127,859)	$67,140

Amortization expense of intangible assets is expected to approximate the following (in thousands):

Year ending December 31,	Amortization
2019 (excluding the three months ended March 31, 2019)	$6,856
2020	7,664
2021	7,197
2022	7,197
2023	4,822
Thereafter	31,065
Total	$64,801

For the three months ended March 31, 2019 and 2018, amortization expense related to intangible assets was $2.3 million and $6.1 million, respectively.

There was no change in the carrying amount of goodwill for the three months ended March 31, 2019.

5.	Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018

Accounts payable, trade	$12,325	$12,394
Accrued compensation and other	16,236	42,833
Accrued operating expenses	28,164	19,675
Current portion of lease liabilities	6,353	-
Total accounts payable, accrued expenses and other liabilities	$63,078	$74,902

6.	Income Taxes

The Company’s effective tax rate decreased to (9.3%) for the three months ended March 31, 2019 from 32.0% for the three months ended March 31, 2018. The effective tax rate for the three months ended March 31, 2019 includes discrete tax benefits related to net equity compensation deductions offset by interest on uncertain tax benefits. For the three months ended March 31, 2019, the differences between the federal statutory rate and our effective tax rate are tax expense items related to state taxes, equity compensation impacts, unrecognized tax benefits, including interest, officer compensation deduction limits, research and development tax credits, and other permanent differences.

Included in Other liabilities on the Consolidated Balance Sheets, are the total amount of unrecognized tax benefits of approximately $5.0 million and $4.8 million, as of March 31, 2019 and December 31, 2018, respectively, (net of the federal benefit for state issues) that, if recognized, would favorably affect the Company’s future effective tax rate. Also included in Other liabilities on the Consolidated Balance Sheets, are accrued liabilities for interest expense and penalties related to unrecognized tax benefits of $0.9 million and $0.7 million as of March 31, 2019 and December 31, 2018, respectively. HMS includes interest expense and penalties in the provision for income taxes in the unaudited Consolidated Statements of Income. The amount of interest expense (net of federal and state income tax benefits) and penalties in the unaudited Consolidated Statements of Income for the three months ended March 31, 2019 and 2018 was $0.2 million and $0.2 million, respectively. The Company believes it is reasonably possible that the amount of unrecognized tax benefits may decrease by $1.8 million over the next twelve months, due to the expiration of the statute of limitations in federal and various state jurisdictions.

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

Under the Company’s contracts with certain commercial health plan customers and its Medicare Recovery Audit Contractor (“RAC”) contracts with the Centers for Medicare & Medicaid Services (“CMS”) (included within the Company’s payment integrity services revenue), providers have the right to appeal HMS claim findings and to pursue additional appeals if the initial appeal is found in favor of HMS’s customer. The appeal process established under the Medicare RAC contracts with CMS includes five levels of appeals, and resolution of appeals can take substantial time to resolve. HMS records (a) an actual return obligation liability for findings which have been previously adjudicated in favor of providers and (b) an estimated return obligation liability based on the amount of revenue that is subject to appeals and which are probable of being adjudicated in favor of providers following their successful appeal. The Company’s estimate is based on the Company’s historical experience. To the extent the amount to be returned to providers following a successful appeal exceeds or is less than the amount recorded, revenue in the applicable period would be reduced or increased by such amount.

The following roll-forward summarizes the activity in Estimated Liability for Appeals (in thousands):

	Original RAC contract	RAC 4 contract	Commercial contracts	Total
Balance at December 31, 2018	$19,380	$20	$2,323	$21,723
Provision	-	530	3,053	3,583
Appeals found in providers favor	-	(15)	(1,248)	(1,263)
Balance at March 31, 2019	$19,380	$535	$4,128	$24,043

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

8.	Credit Agreement

In December 2017, the Company entered into an amendment to its Amended and Restated Credit Agreement, as amended (the “Credit Agreement”) which, among other things, extended the maturity of its then existing $500 million revolving credit facility by five years to December 2022 (the “Amended Revolving Facility”). The availability of funds under the Amended Revolving Facility includes sublimits for (a) up to $50 million for the issuance of letters of credit and (b) up to $25 million for swingline loans. In addition, the Company may increase the commitments under the Amended Revolving Facility and/or add one or more incremental term loan facilities, provided that such incremental facilities do not exceed in the aggregate the sum of (i) the greater of $120 million and 100% of Consolidated EBITDA (as defined in the Credit Agreement) and (ii) an additional amount so long as our first lien leverage ratio (as defined in the Credit Agreement) on a pro forma basis is not greater than 3.00:1.00, subject to obtaining commitments from lenders therefor and meeting certain other conditions.

As of March 31, 2019 and December 31, 2018, the outstanding principal balance due on the Amended Revolving Facility was $240.0 million. No principal payments were made against the Amended Revolving Facility during the three months ended March 31, 2019.

Borrowings under the Amended Revolving Facility bear interest at a rate equal to, at the Company’s election (except with respect to swingline borrowings, which will accrue interest based only at the base rate), either:

▪	a base rate determined by reference to the greatest of (a) the prime or base commercial lending rate of the administrative agent as in effect on the relevant date, (b) the federal funds effective rate plus 0.50% and (c) the one-month London Interbank Offered Rate (or any successor rate determined in accordance with the Credit Agreement) (“LIBO Rate”) plus 1.00%, plus an interest margin ranging from 0.50% to 1.00% based on the Company’s consolidated leverage ratio for the applicable period; or

▪	an adjusted LIBO Rate, equal to the LIBO Rate for the applicable interest period multiplied by the statutory reserve rate (equal to (x) one divided by (y) one minus the aggregate of the maximum reserve percentage (including any marginal, special, emergency or supplemental reserves) established by the Board of Governors of the Federal Reserve System of the United States), plus an interest margin ranging from 1.50% to 2.00% based on the Company’s consolidated leverage ratio for the applicable period.

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

The Amended Revolving Facility is secured, subject to certain customary carve-outs and exceptions, by a first priority lien and security interest in substantially all tangible and intangible assets of the Company and certain subsidiaries of the Company. The Amended Revolving Facility contains certain restrictive covenants, which affect, among other things, the ability of the Company and its subsidiaries to incur indebtedness, create liens, make investments, sell or otherwise dispose of assets, engage in mergers or consolidations with other entities, and pay dividends or repurchase stock. The Company is also required to comply, on a quarterly basis, with two financial covenants: (i) a minimum interest coverage ratio of 3:00:1:00, and (ii) a maximum consolidated leverage ratio of 4.75:1.00 through December 2019 and 4.25:1.00 from and after January 2020. The consolidated leverage ratio is subject to a step-up to 5.25:1.00 for four full consecutive fiscal quarters following a permitted acquisition or similar investment. As of March 31, 2019, the Company was in compliance with all terms of the Credit Agreement.

Interest expense and the commitment fees on the unused portion of the Company’s revolving credit facility were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Interest expense	$2,526	$2,070
Commitment fees	156	239

As of March 31, 2019 and December 31, 2018, the unamortized balance of deferred origination fees and debt issuance costs was $2.1 million and $2.2 million, respectively. For the three month periods ended March 31, 2019 and 2018, HMS amortized $0.1 million and $0.1 million, respectively, of interest expense related to the Company’s deferred origination fees and debt issue costs.

9.	Earnings Per Share

The following table reconciles the basic to diluted weighted average common shares outstanding using the treasury stock method (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Net income	$19,642	$6,391

Weighted average common shares outstanding-basic	85,853	83,933
Plus: net effect of dilutive stock options and restricted stock units	2,761	1,749
Weighted average common shares outstanding-diluted	88,614	85,682
Net income per common share-basic	$0.23	$0.08
Net income per common share-diluted	$0.22	$0.07

For the three months ended March 31, 2019 and 2018, 215,353 and 3,118,939 stock options, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive. For the three months ended March 31, 2019 and 2018, restricted stock units representing 120,516 and 58,743 shares of common stock, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

10.	Stock-Based Compensation

(a)	Stock-Based Compensation Expense

Total stock-based compensation expense in the Company’s unaudited Consolidated Statements of Income related to the Company’s long-term incentive award plans was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of services-compensation	$4,124	$2,563
Selling, general and administrative	6,855	6,931
Total	$10,979	$9,494

(b)	Stock Options

Stock-based compensation expense related to stock options was approximately $4.8 million and $4.0 million for the three months ended March 31, 2019 and 2018, respectively.

Presented below is a summary of stock option activity for the three months ended March 31, 2019 (in thousands, except for weighted average exercise price and weighted average remaining contractual terms):

	Number of Options	Weighted Average Exercise Price	Weighted Average- Remaining Contractual Terms	Aggregate- Intrinsic Value
Outstanding balance at December 31, 2018	4,402	$17.07
Granted	560	39.52
Exercised	(1,443)	16.03
Forfeitures	(134)	18.99
Expired	-	-
Outstanding balance at March 31, 2019	3,385	$21.19	6.85	$33,767
Expected to vest at March 31, 2019	1,061	$27.50	9.14	$6,486
Exercisable at March 31, 2019	1,899	$16.67	5.14	$24,582

During the three months ended March 31, 2019 and 2018, the Company issued 1,443,685 and 9,043 shares, respectively, of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $23.1 million and $0.1 million, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2019 and 2018 was $25.8 million and $0.01 million respectively.

As of March 31, 2019, there was approximately $8.4 million of total unrecognized compensation cost related to stock options outstanding, which is expected to be recognized over a weighted average period of 1.44 years.

The weighted-average grant date fair value per share of the stock options granted during the three months ended March 31, 2019 and 2018 was $13.82 and $6.83, respectively. HMS estimated the fair value of each stock option grant on the date of grant using a Black-Scholes option pricing model and weighted–average assumptions set forth in the following table:

	Three Months Ended March 31,
	2019	2018
Expected dividend yield	0%	0%
Risk-free interest rate	2.5%	2.7%
Expected volatility	40.9%	42.5%
Expected life (years)	6.4	6.0

The total tax benefits recognized on stock-based compensation related to stock options for the three months ended March 31, 2019 and 2018 was $11.3 million and $2.1 million, respectively.

(c)	Restricted Stock Units

Stock-based compensation expense related to restricted stock units was approximately $6.1 million and $5.5 million for the three months ended March 31, 2019 and 2018, respectively.

Presented below is a summary of restricted stock units activity for the three months ended March 31, 2019 (in thousands, except for weighted average grant date fair value per unit):

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Outstanding balance at December 31, 2018	1,488	$17.60
Granted	408	34.43
Vesting of restricted stock units, net of units withheld for taxes	(377)	16.88
Units withheld for taxes	(193)	16.88
Forfeitures	(63)	17.58
Outstanding balance at March 31, 2019	1,263	$25.43

As of March 31, 2019, 1,027,186 restricted stock units remained unvested and there was approximately $16.7 million of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average vesting period of 1.43 years.

11.	Leases

The Company determines if an arrangement is a lease at inception. Operating leases are reported on the Company’s consolidated balance sheet within operating lease ROU assets, operating lease liabilities and accounts payable, accrued expenses and other liabilities. Finance leases are reported on the Company’s consolidated balance sheets within other assets, other liabilities and accounts payable, accrued expenses and other liabilities.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, we use the Company’s incremental borrowing rate based on the information available at the lease’s commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. For certain real estate and equipment leases, the Company has lease agreements with lease and non-lease components, which are generally accounted for as a single component.

The Company primarily leases real estate, information technology equipment and data centers on terms that expire on various dates through 2026, some of which include options to extend the lease for up to 10 years. We evaluate whether to include the option period in the calculation of the ROU asset and lease liability on a lease-by-lease basis.

As of March 31, 2019, all operating and finance leases that create significant rights and obligations for the Company have commenced.

The components of lease expense for the three months ended March 31, 2019 were as follows (in thousands):

Three Months Ended March 31, 2019

Operating lease cost	$1,656

Finance lease cost:
Amortization of right-of-use assets	$8
Interest on lease liabilities	$1
Total finance lease cost	$9

Supplemental cash flow and other information related to leases for the three months ended March 31, 2019 were as follows (in thousands):

Three Months Ended March 31, 2019

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,833
Operating cash flows from finance leases	$1
Financing cash flows from finance leases	$8
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$219
Finance leases	$238

Supplemental balance sheet information related to leases as of March 31, 2019 consisted of the following (in thousands):

March 31, 2019
Operating Leases
Operating lease right-of-use assets	$20,110

Other current liabilities	$6,247
Operating lease liabilities	$18,677
Total operating lease liabilities	$24,924

Finance Leases
Other Assets	$334

Other current liabilities	$106
Other long-term liabilities	$229
Total finance leases liabiities	$335

The weighted-average remaining lease term for operating and finance leases are 4.5 years and 3 years, respectively. Weighted-average discount rates amount to 5.7% and 5.0% for operating and finance leases, respectively.

Sublease income for the three months ended March 31, 2019 and 2018 was $0.5 million and $0.4 million, respectively.

Maturities of lease liabilities were as follows (in thousands):

Year ended December 31,	Operating Leases	Finance Leases
2019 (excluding the three months ended March 31, 2019)	$5,575	$90
2020	7,272	120
2021	5,568	120
2022	3,275	29
2023	3,034	-
Thereafter	3,560	-
Total lease payments	28,284	359
Less: Imputed interest	(3,360)	(24)
Total lease obligation	$24,924	$335

12.	Commitments and Contingencies

In February 2018, the Company received a Civil Investigative Demand (“CID”) from the Texas Attorney General, purporting to investigate possible unspecified violations of the Texas Medicaid Fraud Prevention Act. In March 2018, the Company provided certain documents and information in response to the CID. HMS has not received any further requests for information in connection with this CID.

In September 2018, a former employee filed an action in the New York County Supreme Court entitled Christopher Frey v. Health Management Systems, Inc. alleging retaliation under New York law. The complaint seeks recovery of an unspecified amount of monetary damages, including back pay and other compensatory and equitable relief. The Company has moved to dismiss the complaint. On May 2, 2019, the Court held a hearing on the Company’s motion to dismiss. The Company continues to believe that this claim is without merit and intends to vigorously defend this matter.

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

The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and financial condition of HMS. You should read this discussion and analysis in conjunction with the other sections of this Form 10-Q, including the Cautionary Note Regarding Forward-Looking Statements appearing prior to Part I and the unaudited Consolidated Financial Statements and accompanying Notes included in Part I, Item 1. The historical results set forth in Items 1 and 2 of Part I of this Form 10-Q should not be taken as necessarily indicative of our future operations or financial results.

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

We serve state Medicaid programs, commercial health plans, federal government health agencies, government and private employers, CHIPs and other healthcare payers. We also serve as a subcontractor for certain business outsourcing and technology firms. As of March 31, 2019, our customer base included the following:

▪	over 40 state Medicaid programs;

▪	approximately 325 health plans, including 23 of the top 25 health plans nationally (based on membership) in support of their multiple lines of business, including Medicaid managed care, Medicare Advantage and group and individual health;

▪	over 160 private employers;

▪	CMS, the Centers for Disease Control and Prevention, and the Department of Veterans Affairs; and

▪	PBMs, third-party administrators and other risk-bearing entities, including independent practice associations, hospital systems, ACOs and specialty care organizations.

Critical Accounting Policies and Estimates

Since the date of our 2018 Form 10-K, there have been no material changes to our critical accounting policies other than with respect to leases as described in Notes 1 and 11 to the unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. With respect to our accounting policies other than those for leases, refer to the discussion in our 2018 Form 10-K under “Critical Accounting Policies and Estimates” in Part II, Item 7 and “Business and Summary of Significant Accounting Policies” in Note 1 to the Consolidated Financial Statements under Part II, Item 8.

RESULTS

As of and for the three months ended March 31, 2019 and March 31, 2018

▪	Revenue of $148.0 million increased $6.6 million, or 4.7% over the same quarter in 2018; and

▪	Operating income of $19.7 million increased by $7.8 million as compared to operating income of $11.9 million in the same quarter of the prior year.

Comparison of Three Months Ended March 31, 2019 to March 31, 2018

	Three Months Ended
dollars in millions	March 31,		$ Change	% Change
	2019	2018	2019 vs 2018
Revenue	$148.0	$141.4	$6.6	4.7%
Cost of Services :
Compensation	57.5	56.1	1.4	2.5
Direct project and other operating costs	20.2	16.6	3.6	21.7
Information technology	13.1	12.3	0.8	6.5
Occupancy	4.1	4.4	(0.3)	(6.8)
Amortization of acquisition related software and intangible assets	4.1	8.1	(4.0)	(49.4)
Total Cost of Services	99.0	97.5	1.5	1.5
Selling, general and administrative expenses	29.3	32.0	(2.7)	(8.4)
Total Operating Expenses	128.3	129.5	(1.2)	(0.9)
Operating income	19.7	11.9	7.8	65.5
Interest expense	(2.8)	(2.6)	(0.2)	7.7
Interest income	1.0	0.1	0.9	900.0
Income before income taxes	17.9	9.4	8.5	90.4
Income taxes	(1.7)	3.0	(4.7)	(156.7)
Net Income	19.6	6.4	13.2	206.3%

Revenue (in millions)

Three Months Ended March 31 – 2019 vs. 2018

During the three months ended March 31, 2019, revenue was $148.0 million, an increase of $6.6 million or 4.7% compared to revenue of $141.4 million for the prior year quarter.

▪	By solution, which consists of coordination of benefits and analytical services, and included in analytical services are our payment integrity and total population management solutions:

o	Coordination of benefits revenue increased $14.2 million or 15.5% which was attributable to incremental services and yield increases provided to existing customers in our cost avoidance and post payment recovery business.

o	Payment integrity revenue decreased $11.0 million or 28.4% primarily due to a $7.4 million decrease in Medicare RAC revenue and a $3.6 million decrease related to timing of replaced edits and customer approvals for new edits.
o	Total population management revenue increased $3.4 million or 30.9% due to growth in the Eliza business.

▪	By market:

o	Commercial health plan market revenue increased $4.5 million or 6.3%, which was primarily attributable to growth in the Eliza business and incremental services and yield increases provided to existing customers in our cost avoidance business.

o	Federal government market revenue decreased $5.0 million or 33.3% compared to the prior year quarter due to the $8.4 million Medicare RAC reserve release.

o	State government market revenue grew by $7.1 million or 13.0%, which was attributable to expanded scopes and yield improvements.

Total Cost of Services (in millions)

Three Months Ended March 31 – 2019 vs. 2018

During the three months ended March 31, 2019, total cost of services was $99.0 million, an increase of $1.5 million or 1.5% compared to $97.5 million for the prior year quarter.

▪	Compensation expense increased by $1.4 million primarily due to a reduction in capitalized software related projects.
▪	Direct project and other operating costs increased by $3.6 million due to increased labor and services utilized to support revenue generating activities.
▪	Amortization of acquisition related software and intangible assets decreased by $4.0 million due to certain intangible assets becoming fully amortized in prior periods.

Selling, General and Administrative expenses (in millions)

Three Months Ended March 31 – 2019 vs. 2018

During the three months ended March 31, 2019, SG&A expense was $29.3 million, a decrease of $2.7 million or 8.4% compared to $32.0 million for the prior year quarter.

▪	Compensation expense in 2019 decreased by $2.0 million due to a reduction in payroll related costs, variable compensation and fringe benefits.

▪	In the first quarter of 2019, other operating expenses decreased by $0.8 million.

Income Taxes

Three Months Ended March 31 – 2019 vs. 2018

The Company’s effective tax rate decreased to (9.3%) for the three months ended March 31, 2019 compared to 32.0% for the three months ended March 31, 2018. The effective tax rate for the three months ended March 31, 2019 includes discrete tax benefits related to net equity compensation deductions offset by interest on uncertain tax benefits. Excluding the above mentioned discrete tax items and net federal tax reform benefit, our effective tax rate would approximate 27% for the three months ended March 31, 2019. For the three months ended March 31, 2019, the differences between the federal statutory rate and our effective tax rate are tax expense items related to state taxes, equity compensation impacts, unrecognized tax benefits, including interest, officer compensation deduction limits, research and development tax credits, and other permanent differences.

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

Our cash and cash equivalents, working capital and available borrowings under our credit facility (based upon the borrowing base and financial covenants in our Credit Agreement) were as follows (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$219,857	$178,946
Working capital	$378,069	$328,684
Available borrowings under credit facility	$253,500	$253,500

The following is a summary of our cash flows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$28,522	$14,737
Net cash used in investing activities	(3,990)	(5,754)
Net cash provided by/(used in) financing activities	16,379	(8,398)
Net increase in cash and cash equivalents	$40,911	$585

Our principal source of cash has been our cash flow from operations and our $500 million five-year revolving credit facility. Other sources of cash include proceeds from the exercise of stock options and tax benefits associated with stock option exercises. The primary uses of cash are capital investments, compensation expenses, data processing, direct project and other operating costs, SG&A expenses and other expenses.

We believe that expected cash flows from operations, available cash and cash equivalents, and funds available under our revolving credit facility will be sufficient to meet our liquidity requirements for the following year, which include:

▪	the working capital requirements of our operations;

▪	investments in our business;

▪	business development activities; and

▪	repurchases of common stock.

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

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2019 was $28.5 million, a $13.8 million increase compared to net cash provided by operating activities of $14.7 million for the three months ended March 31, 2018. The increase was primarily related to an increase in net income of $13.2 million and increases in reconciling items of $9.9 million. These increases were offset by decreases in operating assets and liabilities of approximately $9.3 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2019 was $4.0 million, an $1.8 million decrease compared to net cash used in investing activities of $5.8 million for the three months ended March 31, 2018. The decrease was primarily related to reductions in purchases of property and equipment and investment in capitalized software.

Cash Flows from Financing Activities

Net cash provided by/(used in) financing activities for the three months ended March 31, 2019 was $16.4 million, a $24.8 million increase compared to net cash used in financing activities of $8.4 million for the three months ended March 31, 2018. The increase was primarily related to proceeds from the exercise of stock options.

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual obligations as presented in our 2018 Form 10-K.

Recently Issued Accounting Pronouncements

The information set forth under the caption “Recently Issued Accounting Pronouncements Not Yet Adopted” in Note 1 to the unaudited Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the market risks discussed in Item 7A to Part II of our 2018 Form 10-K.

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

As required by Rule 13a-15(b) under the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as March 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that their objectives were met as of the end of the period covered by this Form 10-Q.

There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation of our controls performed during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under the caption “Commitments and Contingencies” in Note 12 to the unaudited Consolidated Financial Statements of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the information set forth in this Form 10-Q, the risks that are discussed in our 2018 Form 10-K, under the headings “Business” of Part I, Item 1, “Risk Factors” of Part I, Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II, Item 7 and “Quantitative and Qualitative Disclosures About Market Risk” of Part II, Item 7A, should be carefully considered as such risks could materially affect the Company’s business, financial condition or future results. There has been no material change in the Company’s risk factors from those described in our 2018 Form 10-K.

These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may have a material adverse effect on the Company’s business, financial condition or future results.

Item 6.	Exhibits

The exhibits may include agreements to which the Company is a party or has a beneficial interest. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other actual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties, and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties, and covenants in the agreements may have been used for the purpose of allocating risk between parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof.

Where an exhibit is filed by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified after the description of the exhibit.

Exhibit Number	Description

3.1	Conformed copy of Certificate of Incorporation of the Company, as amended through May 23, 2018 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (File No. 000-50194) as filed with the SEC on August 6, 2018)

3.2	Second Amended and Restated Bylaws of HMS Holdings Corp. dated May 23, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000-50194) as filed with the SEC on May 25, 2018)

10.1	Separation, Waiver and General Release Agreement, dated January 9, 2019, by and between Semone Neuman and HMS Holdings Corp. (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No. 000-50194) as filed with the SEC on February 25, 2019)†

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Section 1350 Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Section 1350 Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_________________________

†	Indicates a management contract or compensatory plan, contract or arrangement
*	The certifications attached hereto as Exhibit 32.1 and Exhibit 32.2 are furnished with this Form 10-Q and shall not be deemed “filed” by the Company for purposes of Section 18 of the Exchange Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 10, 2019	HMS HOLDINGS CORP.

		By:	/s/ William C. Lucia
William C. Lucia
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Jeffrey S. Sherman
Jeffrey S. Sherman
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)