Form 10-Q
period 2019-06-30
HMS HOLDINGS CORP
filed 2019-08-05
CIK 1196501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 000-50194
HMS HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware			11-3656261
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

5615 High Point Drive	Irving	TX	75038
(Address of principal executive offices)			(Zip Code)
(214) 453-3000
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock $0.01 par value	HMSY	The Nasdaq Stock Market LLC
Nasdaq Global Select Market
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

As of July 31, 2019, there were approximately 87,353,476 shares of the registrant’s common stock outstanding.

HMS HOLDINGS CORP. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

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

DSO	Days sales outstanding
ERISA	Employment Retirement Income Security Act of 1974
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Form 10-Q	HMS Holdings Corp. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology for Economic and Clinical Health Act
IRC	Internal Revenue Code
IRS	U.S. Internal Revenue Service
LIBO Rate	London Interbank Offered Rate (or any successor rate determined in accordance with the Credit Agreement)
MCO	Managed Care Organization
PBM	Pharmacy Benefit Manager
PHI	Protected health information
PHM	Population Health Management
PI	Payment Integrity
PMPM	Per Member Per Month
PMPY	Per Member Per Year
R&D Credit	U.S. Research and Experimentation Tax Credit pursuant to IRC Section 41

RAC	Recovery Audit Contractor
RFP	Request for proposal
ROU	Right-of-use
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Section 199 Deduction	U.S. Production Activities Deduction pursuant to IRC Section 199
SG&A	Selling, general and administrative
TPL	Third-party liability
U.S. GAAP	United States Generally Accepted Accounting Principles
2006 Stock Plan	HMS Holdings Corp. Fourth Amended and Restated 2006 Stock Plan, as amended by Amendment No. 1 to the HMS Holdings Corp. Fourth Amended and Restated 2006 Stock Plan dated as of February 16, 2017
2016 Omnibus Plan	HMS Holdings Corp. 2016 Omnibus Incentive Plan
2017 Tax Act	Tax Cuts and Jobs Act of 2017
2018 Form 10-K	HMS Holdings Corp. Annual Report on Form 10-K for the year ended December 31, 2018
2019 Omnibus Plan	HMS Holdings Corp. 2019 Omnibus Incentive Plan
401(k) Plan	HMS Holdings Corp. 401(k) Plan

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$268,677	$178,946
Accounts receivable, net of allowance of $12,808 and $13,683, at June 30, 2019 and December 31, 2018, respectively	199,932	206,772
Prepaid expenses	20,348	19,970
Income tax receivable	9,431	18,817
Deferred financing costs, net	564	564
Other current assets	225	240
Total current assets	499,177	425,309
Property and equipment, net	86,607	94,435
Goodwill	487,617	487,617
Intangible assets, net	62,463	67,140
Operating lease right-of-use assets	18,940	—
Deferred financing costs, net	1,391	1,673
Other assets	3,544	2,344
Total assets	$1,159,739	$1,078,518

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$71,330	$74,902
Estimated liability for appeals	2,948	21,723
Total current liabilities	74,278	96,625
Long-term liabilities:
Revolving credit facility	240,000	240,000
Operating lease liabilities	17,245	—
Net deferred tax liabilities	23,073	18,485
Other liabilities	7,173	10,012
Total long-term liabilities	287,491	268,497
Total liabilities	361,769	365,122
Commitments and contingencies
Shareholders' equity:
Preferred stock -- $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock -- $0.01 par value; 175,000,000 shares authorized;101,014,406 shares issued and 87,350,498 shares outstanding at June 30, 2019; 98,924,501 shares issued and 85,261,664 shares outstanding at December 31, 2018	1,010	989
Capital in excess of par value	461,559	425,748
Retained earnings	470,977	422,235
Treasury stock, at cost: 13,663,194 shares at June 30, 2019 and December 31, 2018	(135,576)	(135,576)
Total shareholders' equity	797,970	713,396
Total liabilities and shareholders' equity	$1,159,739	$1,078,518
See accompanying Notes to the unaudited Consolidated Financial Statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$168,182	$146,791	$316,135	$288,216
Cost of services:
Compensation	58,322	55,188	115,775	111,267
Direct project and other operating expenses	20,742	17,959	40,941	34,607
Information technology	12,316	14,240	25,420	26,503
Occupancy	4,052	4,014	8,131	8,397
Amortization of acquisition related software and intangible assets	4,166	9,621	8,332	17,753
Total cost of services	99,598	101,022	198,599	198,527
Selling, general and administrative expenses	28,036	26,532	57,282	58,530
Settlement expense	—	20,000	—	20,000
Total operating expenses	127,634	147,554	255,881	277,057
Operating income/(loss)	40,548	(763)	60,254	11,159
Interest expense	(2,853)	(3,034)	(5,702)	(5,682)
Interest income	966	188	2,080	308
Income/(loss) before income taxes	38,661	(3,609)	56,632	5,785
Income taxes	9,561	(242)	7,890	2,761
Net income/(loss)	$29,100	$(3,367)	$48,742	$3,024

Basic income per common share:
Net income/(loss) per common share -- basic	$0.34	$(0.04)	$0.56	$0.04
Diluted income per common share:
Net income/(loss) per common share -- diluted	$0.33	$(0.04)	$0.55	$0.04
Weighted average shares:
Basic	85,956	83,231	86,524	83,222
Diluted	87,858	83,231	88,843	84,837
See accompanying Notes to the unaudited Consolidated Financial Statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common Stock and paid-in capital
Balance, beginning of period	$454,087	$376,737	$426,737	$369,686
Exercise of stock options	3,859	2,246	26,998	2,390
Stock-based compensation expense	4,802	4,714	15,781	14,208
Vesting of restricted stock units, net of shares withheld for employee tax	(179)	(97)	(6,947)	(2,684)
Balance, end of period	462,569	383,600	462,569	383,600
Retained earnings
Balance, beginning of period	441,877	373,982	422,235	366,164
Net income/(loss)	29,100	(3,367)	48,742	3,024
Cumulative effect of accounting changes	—	—	—	1,427
Balance, end of period	470,977	370,615	470,977	370,615
Treasury stock
Balance, beginning of period	(135,576)	(135,576)	(135,576)	(129,621)
Purchase of treasury stock	—	—	—	(5,955)
Balance, end of period	(135,576)	(135,576)	(135,576)	(135,576)
Total shareholders' equity	$797,970	$618,639	$797,970	$618,639

Shares issued
Balance, beginning of period	100,745,077	96,876,154	98,924,501	96,536,251
Exercise of stock options	242,723	141,991	1,686,408	151,034
Vesting of restricted stock units, net of shares withheld for employee tax	26,606	32,963	403,497	363,823
Balance, end of period	101,014,406	97,051,108	101,014,406	97,051,108

Treasury Stock
Balance, beginning of period	13,663,194	13,663,194	13,663,194	13,279,393
Purchase of treasury stock	—	—	—	383,801
Balance, end of period	13,663,194	13,663,194	13,663,194	13,663,194
See accompanying Notes to the unaudited Consolidated Financial Statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net income	$48,742	$3,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	15,989	16,758
Amortization of intangible assets	4,677	12,774
Amortization of deferred financing costs	282	282
Stock-based compensation expense	15,781	14,208
Deferred income taxes	4,588	(3,900)
Noncash lease expense	2,366	—
Release of estimated liability for appeals, net	(10,478)	(8,436)
Changes in operating assets and liabilities:
Accounts receivable	(2,062)	(3,654)
Prepaid expenses	(378)	63
Other current assets	15	570
Other assets	(1,200)	(29)
Income taxes receivable	9,386	(5,324)
Accounts payable, accrued expenses and other liabilities	(7,235)	(2,546)
Operating lease liabilities	(2,952)	—
Estimated liability for appeals	605	(99)
Net cash provided by operating activities	78,126	23,691
Investing activities:
Purchases of property and equipment	(945)	(2,455)
Investment in capitalized software	(7,465)	(10,173)
Net cash used in investing activities	(8,410)	(12,628)
Financing activities:
Proceeds from exercise of stock options	26,998	2,390
Payments of tax withholdings on behalf of employees for net-share settlements	(6,947)	(2,684)
Payments on capital lease obligations	(36)	—
Purchases of treasury stock	—	(5,955)
Net cash provided by/(used in) financing activities	20,015	(6,249)
Net increase in cash and cash equivalents	89,731	4,814
Cash and Cash Equivalents
Cash and cash equivalents at beginning of year	178,946	83,313
Cash and cash equivalents at end of period	$268,677	$88,127

Supplemental disclosure of cash flow information:
Cash (refunds received)/paid for income taxes, net of refunds	$(6,509)	$11,472
Cash paid for interest	$5,524	$4,916

Supplemental disclosure of non-cash activities:
Change in balance of accrued property and equipment purchases	$250	$1,082
See accompanying Notes to the unaudited Consolidated Financial Statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 and 2018
(unaudited)
1.     Business and Summary of Significant Accounting Policies
(a) Business
The terms “HMS,” “Company,” “we,” “us,” and “our” refer to HMS Holdings Corp. and its consolidated subsidiaries unless the context clearly indicates otherwise. HMS is an industry-leading provider of cost containment solutions in the healthcare marketplace. We use healthcare data technology, analytics and engagement solutions, to deliver coordination of benefits, payment integrity and population health management solutions to help payers reduce costs, improve healthcare outcomes and enhance member experiences. We provide coordination of benefits services to government and commercial healthcare payers to ensure that the correct party pays the claim, and our payment integrity services promote accuracy by fighting fraud, waste and abuse. Our population health management solutions consist of population risk analytics and care management and consumer engagement services that provide risk-bearing organizations with reliable intelligence across their member populations to identify risks and improve patient engagement and outcomes. Together these various services help move the healthcare system forward for our customers. We currently operate as one business segment with a single management team that reports to the Chief Executive Officer.
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
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires most lessees to recognize a majority of the company’s leases on the balance sheet, which increases reported assets and liabilities. ASU 2016-02 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 including interim periods within such annual reporting periods with early adoption permitted. The Company adopted this guidance on January 1, 2019, utilizing the optional transition method approach with an effective date of January 1, 2019. Consequently, financial information prior to the effective date was not updated and the disclosures required under the new standard are not provided for dates and periods prior to the effective date. There were no cumulative effect adjustments to retained earnings as part of adoption. The Company elected the available practical expedients, including the practical expedient to not separate lease and non-lease components of its leases and the short-term lease practical expedient. The Company’s internal control framework did not materially change, but existing internal controls were modified due to certain changes to business processes and systems to support the new leasing standard as necessary. As the Company previously disclosed, the standard had a material impact on its consolidated balance sheets, the most significant impact being the recognition of approximately $21.3 million of ROU assets and $26.3 million lease liabilities on the effective date, but there was no impact on its consolidated income statements. The Company continues to expect that any impact from its adoption of the new standard will be immaterial to its net income and its internal control framework for future periods.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”). ASU 2016-13 introduces the current expected credit losses methodology for estimating allowances for credit losses. ASU 2016-13 applies to all financial instruments carried at amortized cost and off-balance-sheet credit exposures not accounted for as insurance, including loan commitments, standby letters of credit, and financial guarantees. The new accounting standard does not apply to trading assets, loans held for sale, financial assets for which the fair value option has been elected, or loans and receivables between entities under common control. ASU 2016-13 is effective for public entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company continues to evaluate whether the adoption of this guidance will have any impact on the Company’s financial statements but does not expect that this guidance will have a material impact on the Company’s financial position, results of operations or internal control framework.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software. ASU 2018-15 is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. Entities can choose to adopt the new guidance prospectively to eligible costs incurred on or after the date this guidance is first applied or retrospectively. This guidance is not expected to have a material impact on the Company’s financial position, results of operations or internal control framework.

2.     Revenue Recognition
The Company’s revenue disaggregated by solution for the three and six months ended June 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Coordination of Benefits	$105,094	$100,755	$210,945	$192,507
Payment Integrity	49,121	31,192	76,847	69,833
Population Health Management	13,967	14,844	28,343	25,876
Total	$168,182	$146,791	$316,135	$288,216

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
Analytical services revenue consists of revenue for our payment integrity services and population health management solutions.
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
Population health management revenue is derived from contracts with health plans and other risk-bearing entities that can span years with the option to renew. Types of service contracts could include: (a) programs designed to improve member engagement; and (b) outreach services designed to improve clinical outcomes. Most of these types of service contracts contain multiple promises, all of which are not distinct within the context of the contract. Therefore, the promises represent a single, distinct performance obligation for the types of services we offer. Revenue derived from these services is largely based on consideration associated with prices per order/transfer and PMPM/PMPY fees. The Company believes the output method is a reasonable measure of progress for the satisfaction of our performance obligations, which are satisfied over time, as it provides a faithful depiction of (1) our performance toward complete satisfaction of the performance obligation under the contract and (2) the value transferred to the customer of the services performed under the contract. The Company has elected the right to invoice practical expedient for recognition of revenue related to its performance obligations when the amount we have the right to invoice the customer corresponds directly with the value to the customer. Additionally, certain population health management contracts have distinct performance obligations related to software license and implementation fees which have historically been recognized as revenue ratably over the life of the contract. Lastly, we have a limited number of fixed fee arrangements where revenue is recognized over time as performance obligations are satisfied within one to three years. Upon adoption of ASC 606, revenue for software licenses is recognized at the beginning of the license period when control is transferred as the license is installed and revenue for implementation fees is recognized when control is transferred over time as the implementation is being performed. As the performance obligation is deemed to have been satisfied and control transferred to our customers for software licenses and implementation fees on or before December 31, 2017, the Company recorded a decrease to deferred revenue and an increase to opening retained earnings of $1.1 million, net of tax, as of January 1, 2018 for the cumulative adoption of ASC 606. Generally, population health management contract payment terms are stated within the contract and are due within an explicitly stated time period (e.g., 30, 45, 60 days) from the date of invoice. A portion of the payment received may relate to future performance obligations and will result in an increase to deferred revenue until the obligation has been met.
In connection with coordination of benefits and certain payment integrity services, lockboxes and their associated bank accounts are setup to support recoveries and remittances. Generally, these bank accounts are for the benefit of the Company’s customers.  Customer cash held in Company bank accounts for the benefit of the customer was approximately $4.9 million as of June 30, 2019.  This amount is included in cash and cash equivalents and other current liabilities on the accompanying consolidated balance sheet.
The Company’s revenue disaggregated by market for the three and six months ended June 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Commercial	$79,044	$80,493	$155,303	$152,278
State	65,180	58,815	126,922	113,435
Federal	23,958	7,483	33,910	22,503
Total	$168,182	$146,791	$316,135	$288,216

A portion of the Company’s services are deferred and revenue is recognized at a later time. Deferred revenue was approximately $5.9 million and $5.6 million as of June 30, 2019 and December 31, 2018, respectively, and is included in Accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets. Approximately $2.8 million of the December 31, 2018 balance was recognized in revenue during the quarter ended June 30, 2019.
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

3.     Accounts Receivable and Accounts Receivable Allowance
The Company’s accounts receivable, net, consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accounts receivable	$212,740	$220,455
Allowance	(12,808)	(13,683)
Accounts receivable, net	$199,932	$206,772

We record an accounts receivable allowance based on historical patterns of billing adjustments, length of operating and collection cycle and customer negotiations, behaviors and payment patterns. Changes in these estimates are recorded to revenue in the period of change. The following is a summary of the activity in the accounts receivable allowance (in thousands)

	June 30, 2019	December 31, 2018
Balance--beginning of period	$13,683	$14,799
Provision	7,717	20,453
Charge-offs	(8,592)	(21,569)
Balance--end of period	$12,808	$13,683

4.     Intangible Assets and Goodwill
Intangible assets consisted of the following (in thousands, except for weighted average amortization period):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period in Years
June 30, 2019
Customer relationships	$68,290	$(18,936)	$49,354	12.5
Intellectual property	21,700	(8,606)	13,094	3.7
Trade names	136	(128)	8	0.2
Restrictive covenants	133	(126)	7	0.2
Total	$90,259	$(27,796)	$62,463

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period in Years
December 31, 2018
Customer relationships	$156,790	$(104,740)	$52,050	12.8
Intellectual property	21,700	(6,670)	15,030	4.1
Trade names	16,246	(16,215)	31	0.7
Restrictive covenants	263	(234)	29	0.7
Total	$194,999	$(127,859)	$67,140

Amortization expense of intangible assets is expected to approximate the following (in thousands):

Year ending December 31,	Amortization
2019 (excluding the six months ended June 30, 2019)	$4,568
2020	7,613
2021	7,197
2022	7,197
2023	4,822
Thereafter	31,066
Total	$62,463

For the three months ended June 30, 2019 and 2018, amortization expense related to intangible assets was $2.3 million and $6.7 million, respectively. For the six months ended June 30, 2019 and 2018, amortization expense related to intangible assets was $4.7 million and $12.8 million, respectively.
There was no change in the carrying amount of goodwill for the six months ended June 30, 2019.

5.     Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accounts payable, trade	$11,774	$12,394
Accrued compensation and other	26,735	42,833
Accrued operating expenses	26,301	19,675
Current portion of lease liabilities	6,520	—
Total accounts payable, accrued expenses and other liabilities	$71,330	$74,902

6.     Income Taxes
The Company’s effective tax rate decreased to 13.9% for the six months ended June 30, 2019 from 47.7% for the six months ended June 30, 2018. The effective tax rate for the six months ended June 30, 2019 includes discrete tax benefits related to net equity compensation deductions offset by interest on uncertain tax benefits. For the six months ended June 30, 2019, the differences between the federal statutory rate and our effective tax rate are tax expense items related to state taxes, equity compensation impacts, unrecognized tax benefits, including interest, officer compensation deduction limits, research and development tax credits, and other permanent differences.
Included in Other liabilities on the Consolidated Balance Sheets, are the total amount of unrecognized tax benefits (net of the federal benefit for state issues) of approximately $5.3 million and $4.8 million, as of June 30, 2019 and December 31, 2018, respectively, that, if recognized, would favorably affect the Company’s future effective tax rate. Also included in Other liabilities on the Consolidated Balance Sheets, are accrued liabilities for interest expense and penalties related to unrecognized tax benefits of $1.0 million and $0.7 million as of June 30, 2019 and December 31, 2018, respectively. HMS includes interest expense and penalties in the provision for income taxes in the unaudited Consolidated Statements of Income. The amount of interest expense (net of federal and state income tax benefits) and penalties in the unaudited Consolidated Statements of Income for the six months ended June 30, 2019 and 2018 was $0.3 million and $0.3 million, respectively. The Company believes it is reasonably possible that the amount of unrecognized tax benefits may decrease by $1.8 million over the next twelve months, due to the expiration of the statute of limitations in federal and various state jurisdictions.
HMS files income tax returns with the U.S. Federal government and various state and local jurisdictions. HMS is no longer subject to U.S. Federal income tax examinations for years before 2013. HMS operates in a number of state and local jurisdictions. Accordingly, HMS is subject to state and local income tax examinations based on the various statutes of limitations in each jurisdiction.

7.     Estimated Liability For Appeals
Under the Company’s contracts with certain commercial health plan customers and its Medicare Recovery Audit Contractor (“RAC”) contract with the Centers for Medicare & Medicaid Services (“CMS”) (included within the Company’s payment integrity services revenue), providers have the right to appeal HMS claim findings and to pursue additional appeals if the initial appeal is found in favor of HMS’s customer. The appeal process established under the Medicare RAC contracts with CMS includes five levels of appeals, and resolution of appeals can take substantial time to resolve. HMS records (a) a liability for findings which have been previously adjudicated in favor of providers and (b) an estimated liability based on the amount of revenue that is subject to appeals and which are probable of being adjudicated in favor of providers following their successful appeal. The Company’s estimate is based on the Company’s historical experience. To the extent the amount to be returned to providers following a successful appeal exceeds or is less than the amount recorded, revenue in the applicable period would be reduced or increased by such amount. Any future changes or modifications to the Company's Medicare RAC contract or commercial health plan customer contracts may force the Company to apply different assumptions, which could materially affect both the Company’s revenue and estimated liability for appeals in future periods.
The following roll-forward summarizes the activity in Estimated liability for appeals (in thousands):

	Original RAC contract	RAC 4 contract	Commercial contracts	Total
Balance at December 31, 2018	$19,380	$20	$2,323	$21,723
Provision	—	604	5,135	5,739
Appeals found in providers favor	—	(309)	(4,825)	(5,134)
Release of liability	(19,380)	—	—	(19,380)
Balance at June 30, 2019	$—	$315	$2,633	$2,948

The Company’s original Medicare RAC contract with CMS expired on January 31, 2018. As a result of the original contract expiration, which historically had net settlement terms, the Company’s contractual obligation with respect to any appeals resolved in favor of providers subsequent to the expiration date ceased, and the Company released its estimated liability and increased revenue by $8.4 million during the first quarter of 2018. The Company has determined, based on communications, that there is no further contractual obligation to CMS with respect to the original Medicare RAC contract as of June 30, 2019. Accordingly, the Company released its remaining estimated liability of $19.4 million and net receivables. As a result of the release, there was a $10.5 million increase to the Company's revenue for the three months ended June 30, 2019.

8.     Credit Agreement
In December 2017, the Company entered into an amendment to its Amended and Restated Credit Agreement, as amended (the “Credit Agreement”) which, among other things, extended the maturity of its then existing $500 million revolving credit facility by five years to December 2022 (the “Amended Revolving Facility”). The availability of funds under the Amended Revolving Facility includes sublimits for (a) up to $50 million for the issuance of letters of credit and (b) up to $25 million for swingline loans. In addition, the Company may increase the commitments under the Amended Revolving Facility and/or add one or more incremental term loan facilities, provided that such incremental facilities do not exceed in the aggregate the sum of (i) the greater of $120 million and 100% of Consolidated EBITDA (as defined in the Credit Agreement) and (ii) an additional amount so long as our first lien leverage ratio (as defined in the Credit Agreement) on a pro forma basis is not greater than 3.00:1.00, subject to obtaining commitments from lenders therefore and meeting certain other conditions.
As of June 30, 2019 and December 31, 2018, the outstanding principal balance due on the Amended Revolving Facility was $240 million. No principal payments were made against the Amended Revolving Facility during the six months ended June 30, 2019.
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

In addition to paying interest on the outstanding principal, the Company is required to pay unused commitment fees on the Amended Revolving Facility during the term of the Credit Agreement ranging from 0.375% to 0.250% per annum based on the Company’s consolidated leverage ratio and letter of credit fees equal to 0.125% per annum on the aggregate face amount of each letter of credit, as well as customary agency fees. As part of a contractual agreement with a customer, the Company has an outstanding irrevocable letter of credit for $6.5 million, which is issued against its revolving credit facility and expires June 30, 2020.
The Amended Revolving Facility is secured, subject to certain customary carve-outs and exceptions, by a first priority lien and security interest in substantially all tangible and intangible assets of the Company and certain subsidiaries of the Company. The Amended Revolving Facility contains certain restrictive covenants, which affect, among other things, the ability of the Company and its subsidiaries to incur indebtedness, create liens, make investments, sell or otherwise dispose of assets, engage in mergers or consolidations with other entities, and pay dividends or repurchase stock. The Company is also required to comply, on a quarterly basis, with two financial covenants: (i) a minimum interest coverage ratio of 3:00:1:00, and (ii) a maximum consolidated leverage ratio of 4.75:1.00 through December 2019 and 4.25:1.00 from and after January 2020. The consolidated leverage ratio is subject to a step-up to 5.25:1.00 for four full consecutive fiscal quarters following a permitted acquisition or similar investment. As of June 30, 2019, the Company was in compliance with all terms of the Credit Agreement.
Interest expense and the commitment fees on the unused portion of the Company’s Amended Revolving Facility were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest expense	$2,524	$2,627	$5,050	$4,697
Commitment fees	160	239	316	477

As of June 30, 2019 and December 31, 2018, the unamortized balance of deferred origination fees and debt issuance costs was $2.0 million and $2.2 million, respectively. For the six month periods ended June 30, 2019 and 2018, HMS amortized $0.3 million and $0.3 million, respectively, of interest expense related to the Company’s deferred origination fees and debt issue costs.

9.     Earnings Per Share
The following table reconciles the basic to diluted weighted average common shares outstanding using the treasury stock method (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income/(loss)	$29,100	$(3,367)	$48,742	$3,024

Weighted average common shares outstanding-basic	85,956	83,231	86,524	83,222
Plus: net effect of dilutive stock options and restricted stock units	1,902	—	2,319	1,615
Weighted average common shares outstanding-diluted	87,858	83,231	88,843	84,837
Net income/(loss) per common share -- basic	$0.34	$(0.04)	$0.56	$0.04
Net income/(loss) per common share -- diluted	$0.33	$(0.04)	$0.55	$0.04

For the three months ended June 30, 2019, 588,379 stock options and restricted stock units representing 227,604 shares of the Company's common stock were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive. For the three months ended June 30, 2018, the Company incurred a net loss. As a result, there was no difference between the Company's basic and diluted earnings per share and 2,552,862 stock options and restricted stock units representing 626,341 shares of the Company's common stock were excluded from consideration in the calculation of diluted net loss per share because the effect would have been anti-dilutive.
For the six months ended June 30, 2019 and 2018, (i) 394,886 and 2,738,783 stock options, respectively, and (ii) restricted stock units representing 151,279 and 106,501 shares of common stock, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

10.     Stock-Based Compensation
(a) Long-Term Incentive Award Plans
The Company grants stock options and restricted stock units to HMS employees and non-employee directors of the Company under the HMS Holdings Corp. 2019 Omnibus Incentive Plan (the “2019 Omnibus Plan”), as approved by the Company’s shareholders on May 22, 2019. The 2019 Omnibus Plan replaces and supersedes the HMS Holdings Corp. 2016 Omnibus Incentive Plan. Awards granted under the 2019 Omnibus Plan generally vest over one to four years. Subject to certain exceptions, the exercise price of stock options granted under the 2019 Omnibus Plan may not be less than the fair market value of a share of stock on the grant date, which is determined based on the closing price of the Company’s common stock reported on the Nasdaq Global Select Market on that date, and the term of a stock option may not exceed ten years.
(b) Stock-Based Compensation Expense
Total stock-based compensation expense in the Company’s unaudited Consolidated Statements of Income related to the Company’s long-term incentive award plans was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of services-compensation	$2,720	$1,673	$6,843	$4,236
Selling, general and administrative	2,082	3,041	8,938	9,972
Total	$4,802	$4,714	$15,781	$14,208

(c) Stock Options
For the three months ended June 30, 2019 and 2018, stock-based compensation expense related to stock options was approximately $2.0 million and $2.1 million, respectively. For the six months ended June 30, 2019 and 2018, stock-based compensation expense related to stock options was approximately $6.8 million and $6.1 million, respectively.
Presented below is a summary of stock option activity for the six months ended June 30, 2019 (in thousands, except for weighted average exercise price and weighted average remaining contractual terms):

	Number of Options	Weighted Average Exercise Price	Weighted Average- Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding balance at December 31, 2018	4,402	$17.07
Granted	622	38.72
Exercised	(1,686)	16.01
Forfeitures	(140)	19.31
Expired	—	—
Outstanding balance at June 30, 2019	3,198	$21.79	6.86	$37,514
Expected to vest at June 30, 2019	1,045	$28.12	8.98	$7,507
Exercisable at June 30, 2019	1,728	$16.91	5.13	$26,745

During the three months ended June 30, 2019 and 2018, the Company received proceeds of $3.9 million and $2.2 million, respectively, for the issuance of 242,723 and 87,230 shares of common stock upon the exercise of outstanding stock options, respectively. The total intrinsic value of stock options exercised during the three months ended June 30, 2019 and 2018 was $3.7 million and $0.8 million, respectively. During the six months ended June 30, 2019 and 2018, the Company received proceeds of $27.0 million and $2.4 million, respectively, for the issuance of 1,686,408 and 151,034 shares of common stock upon the exercise of outstanding stock options, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2019 and 2018 was $29.4 million and $0.8 million, respectively.
As of June 30, 2019, there was approximately $6.4 million of total unrecognized compensation cost related to stock options outstanding, which is expected to be recognized over a weighted average period of 1.3 years.
The weighted-average grant date fair value per share of the stock options granted during the six months ended June 30, 2019 and 2018 was $13.82 and $7.52, respectively. HMS estimated the fair value of each stock option grant on the date of grant using a Black-Scholes option pricing model and weighted–average assumptions set forth in the following table:

	Six Months Ended June 30,
	2019	2018
Expected dividend yield	0%	0%
Risk-free interest rate	2.5%	2.7%
Expected volatility	40.9%	42.4%
Expected life (years)	6.35	6.00

The total tax benefits recognized on stock-based compensation related to stock options for the six months ended June 30, 2019 and 2018 was $12.4 million and $2.5 million, respectively.
(d) Restricted Stock Units
For the three months ended June 30, 2019 and 2018, stock-based compensation expense related to restricted stock units was approximately $2.8 million and $2.6 million, respectively. For the six months ended June 30, 2019 and 2018, stock-based compensation expense related to restricted stock units was approximately $8.9 million and $8.1 million, respectively.
Presented below is a summary of restricted stock units activity for the six months ended June 30, 2019 (in thousands, except for weighted average grant date fair value per unit):

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Outstanding balance at December 31, 2018	1,488	$17.60
Granted	460	34.10
Vesting of restricted stock units, net of units withheld for taxes	(403)	16.49
Units withheld for taxes	(200)	16.49
Forfeitures	(82)	18.92
Outstanding balance at June 30, 2019	1,263	$25.74

For the three months ended June 30, 2019 and 2018, HMS granted 51,546 and 62,259 restricted stock units, respectively, with an aggregate fair market value of $1.6 million and $0.9 million, respectively. For the six months ended June 30, 2019 and 2018, HMS granted 459,985 and 761,083 restricted stock units, respectively, with an aggregate fair market value of $15.7 million and $12.7 million, respectively.
As of June 30, 2019, 1,003,051 restricted stock units remained unvested and there was approximately $14.3 million of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average vesting period of 1.38 years.

11.     Leases
The Company determines if an arrangement is a lease at inception. Operating leases are reported on the Company’s consolidated balance sheet within Operating lease right-of-use assets, Operating lease liabilities and Accounts payable, accrued expenses and other liabilities. Finance leases are reported on the Company’s consolidated balance sheets within Other assets, Other liabilities and Accounts payable, accrued expenses and other liabilities.
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
As of June 30, 2019, all operating and finance leases that create significant rights and obligations for the Company have commenced.
The components of lease expense for the three and six months ended June 30, 2019 were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Operating lease cost	$1,658	$3,314

Finance lease cost:
Amortization of right-of-use assets	$30	$38
Interest on lease liabilities	$4	$5
Total finance lease cost	$34	$43

Supplemental cash flow and other information related to leases for the six months ended June 30, 2019 were as follows (in thousands):

Six Months Ended June 30, 2019

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$3,700
Operating cash flows from finance leases	$4
Financing cash flows from finance leases	$36
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$163
Finance leases	$331

Supplemental balance sheet information related to leases as of June 30, 2019 consisted of the following (in thousands):

June 30, 2019
Operating Leases
Operating lease right-of-use assets	$18,940

Other current liabilities	$6,301
Operating lease liabilities	$17,245
Total operating lease liabilities	$23,546

Finance Leases
Other Assets	$656

Other current liabilities	$219
Other long-term liabilities	$440
Total finance leases liabilities	$659

As of June 30, 2019, the weighted-average remaining lease term for operating and finance leases was 4.5 years and 3 years, respectively. As of June 30, 2019, the weighted-average discount rates were 5.7% and 5.0% for operating and finance leases, respectively.
Sublease income for the six months ended June 30, 2019 and 2018 was $1.1 million and $0.8 million, respectively.
Maturities of lease liabilities were as follows (in thousands):

Year ended December 31,	Operating Leases	Finance Leases
2019 (excluding the six months ended June 30, 2019)	$3,728	$123
2020	7,308	245
2021	5,605	245
2022	3,313	91
2023	3,073	—
Thereafter	3,578	—
Total lease payments	26,605	704
Less: Imputed interest	3,059	45
Total lease obligation	$23,546	$659

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

13.     Subsequent Events
As of June 30, 2019, the Company held common stock of InstaMed Holdings, Inc. On July 24, 2019, JP Morgan Chase & Co acquired one hundred percent of InstaMed Holdings, Inc., resulting in the sale of the Company's investment. As a result, the Company received proceeds of $9.8 million for the sale of the investment in the subsequent period.

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

Business Overview
HMS provides a broad range of cost containment solutions to help healthcare payers and at-risk providers reduce costs, improve health outcomes and enhance member experiences. Using industry-leading technology, analytics and engagement solutions, we deliver coordination of benefits, payment integrity and population health management solutions through our operating subsidiaries to move the healthcare system forward for our customers. We are managed and operate as one business segment with a single management team that reports to the Chief Executive Officer.
We serve state Medicaid programs, commercial health plans, federal government health agencies, government and private employers, CHIPs and other healthcare payers. We also serve as a subcontractor for certain business outsourcing and technology firms. As of June 30, 2019, our customer base included the following:

▪	over 40 state Medicaid programs;

▪
approximately 350 health plans, including 22 of the top 25 health plans nationally (based on membership) in support of their multiple lines of business, including Medicaid managed care, Medicare Advantage and group and individual health;

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
RESULTS

As of and for the three months ended June 30, 2019 and June 30, 2018

▪	Revenue of $168.2 million increased $21.4 million, or 14.6% over the same quarter in 2018; and

▪	Operating income of $40.6 million increased by $41.3 million as compared to operating loss of $0.7 million in the same quarter of the prior year.

Comparison of Three Months Ended June 30, 2019 to June 30, 2018

	Three Months Ended
dollars in millions	June 30,		$ Change	% Change
	2019	2018	2019 vs 2018
Revenue	$168.2	$146.8	$21.4	14.6%
Cost of services:
Compensation	58.3	55.2	3.1	5.6
Direct project and other operating expenses	20.7	17.9	2.8	15.6
Information technology	12.3	14.2	(1.9)	(13.4)
Occupancy	4.1	4.0	0.1	2.5
Amortization of acquisition related software and intangible assets	4.2	9.7	(5.5)	(56.7)
Total cost of services	99.6	101.0	(1.4)	(1.4)
Selling, general and administrative expenses	28.0	26.5	1.5	5.7
Settlement expense	—	20.0	(20.0)	(100.0)
Total operating expenses	127.6	147.5	(19.9)	(13.5)
Operating income/(loss)	40.6	(0.7)	41.3	5,900.0
Interest expense	(2.9)	(3.1)	0.2	6.5
Interest income	1.0	0.2	0.8	400.0
Income/(loss) before income taxes	38.7	(3.6)	42.3	1,175.0
Income taxes	9.6	(0.2)	9.8	4,900.0
Net income/(loss)	$29.1	$(3.4)	$32.5	955.9%

Revenue (in millions)

Three Months Ended June 30 – 2019 vs. 2018
During the three months ended June 30, 2019, revenue was $168.2 million, an increase of $21.4 million or 14.6% compared to revenue of $146.8 million for the prior year quarter.

▪	By solution, which consists of coordination of benefits and analytical services, and included in analytical services are our payment integrity and population health management solutions:

o
Coordination of benefits revenue increased $4.3 million or 4.3% which was attributable to incremental services and yield increases provided to existing customers in our cost avoidance and post payment recovery business.

o
Payment integrity revenue increased $17.9 million or 57.4% primarily due to $10.5 million increase in revenue from the Company's release of its remaining estimated liability and net receivables relating to the original Medicare RAC contract during the second quarter of 2019. The Company has determined that there is no further contractual obligation to CMS with respect to the original Medicare RAC contract as of June 30, 2019.

o	Population health management revenue decreased $0.8 million or 5.4%.

▪	By market:

o	Commercial health plan market revenue decreased $1.5 million or 1.9%, which was primarily attributable to the decrease in Population health management revenue.

o	Federal government market revenue increased $16.5 million or 220.0% compared to the prior year quarter primarily due to the $10.5 million original Medicare RAC reserve release described above.

o	State government market revenue increased by $6.4 million or 10.9%, which was attributable to expanded scopes and yield improvements.

Total Cost of Services (in millions)
Three Months Ended June 30 – 2019 vs. 2018
During the three months ended June 30, 2019, total cost of services was $99.6 million, a decrease of $(1.4) million or 1.4% compared to $101.0 million for the prior year quarter.

▪
Compensation expense increased by $3.1 million primarily due to a reduction in capitalized software related projects, an increase in variable compensation costs and an increase stock compensation expense.

▪	Direct project and other operating costs increased by $2.8 million due to increased labor and services utilized to support revenue generating activities.

▪	Information technology expense decreased by $1.9 million due to a decrease in software maintenance and license costs and amortization of internally developed software assets.

▪	Amortization of acquisition related software and intangible assets decreased by $5.5 million due to certain intangible assets becoming fully amortized in prior periods.
Selling, General and Administrative expenses (in millions)

Three Months Ended June 30 – 2019 vs. 2018
During the three months ended June 30, 2019, SG&A expense was $28.0 million, an increase of $1.5 million or 5.7% compared to $26.5 million for the prior year quarter.

▪
Compensation expense in 2019 decreased by $1.1 million primarily due to a decrease in stock compensation expense,which resulted from a reduction in stock options vesting for SG&A related retirement eligible employees.

▪
Professional and consulting fees increased $1.2 million compared to the prior year as the Company leveraged additional external resources and expertise for certain activities during the second quarter of 2019.

Income Taxes
Three Months Ended June 30 – 2019 vs. 2018
The Company’s effective tax rate increased to 24.7% for the three months ended June 30, 2019 compared to 6.7% for the three months ended June 30, 2018. The effective tax rate for the three months ended June 30, 2019 includes discrete tax benefits related to net equity compensation deductions offset by interest on uncertain tax benefits. Excluding the above mentioned discrete tax items, our effective tax rate would approximate 26.4% for the three months ended June 30, 2019. For the three months ended June 30, 2019, the differences between the federal statutory rate and our effective tax rate are tax expense items related to state taxes, equity compensation impacts, unrecognized tax benefits, including interest, officer compensation deduction limits, research and development tax credits, and other permanent differences.

As of and for the six months ended June 30, 2019 and June 30, 2018

▪	Revenue of $316.1 million increased $27.9 million, or 9.7% over the same period in 2018; and

▪	Operating income of $60.2 million increased by $49.0 million as compared to operating income of $11.2 million in the same period in 2018.

Comparison of Six Months Ended June 30, 2019 to June 30, 2018

	Six Months Ended
dollars in millions	June 30,		$ Change	% Change
	2019	2018	2019 vs 2018
Revenue	$316.1	$288.2	$27.9	9.7%
Cost of services:
Compensation	115.8	111.3	4.5	4.0
Direct project and other operating expenses	40.9	34.5	6.4	18.6
Information technology	25.4	26.5	(1.1)	(4.2)
Occupancy	8.1	8.4	(0.3)	(3.6)
Amortization of acquisition related software and intangible assets	8.4	17.8	(9.4)	(52.8)
Total cost of services	198.6	198.5	0.1	0.1
Selling, general and administrative expenses	57.3	58.5	(1.2)	(2.1)
Settlement expense	—	20.0	(20.0)	(100.0)
Total operating expenses	255.9	277.0	(21.1)	(7.6)
Operating income	60.2	11.2	49.0	437.5
Interest expense	(5.7)	(5.7)	—	—
Interest income	2.1	0.3	1.8	600.0
Income before income taxes	56.6	5.8	50.8	875.9
Income taxes	7.9	2.8	5.1	182.1
Net income	$48.7	$3.0	$45.7	1,523.3%

Revenue (in millions)

Six Months Ended June 30 – 2019 vs. 2018
During the six months ended June 30, 2019, revenue was $316.1 million, an increase of $27.9 million or 9.7% compared to revenue of $288.2 million for the prior year period.

▪	By solution, which consists of coordination of benefits and analytical services, and included in analytical services are our payment integrity and population health management solutions:

o
Coordination of benefits revenue increased $18.5 million or 9.6% which was attributable to incremental services and yield increases provided to existing customers in our cost avoidance and post payment recovery business.

o
Payment integrity revenue increased $7.0 million or 10.0% primarily due to a $9.5 million increase in Medicare RAC revenue, which included a $2.1 million increase in revenue from the release of the Company's remaining estimated liability and net receivables relating to the original Medicare RAC contract as described above.

o	Population health management revenue increased $2.4 million or 9.3% due to year over year growth in the Eliza business.

▪	By market:

o
Commercial health plan market revenue increased $3.0 million or 2.0%, which was primarily attributable to year over year growth in the Eliza business and incremental services and yield increases provided to existing customers in our cost avoidance business.

o
Federal government market revenue increased $11.4 million or 50.7% compared to the prior year due to a $9.5 million increase in Medicare RAC revenue, which included an incremental increase in revenue of $2.1 million related to the original Medicare RAC contract as described above.

o	State government market revenue increased by $13.5 million or 11.9%, which was attributable to expanded scopes and yield improvements.

Total Cost of Services (in millions)
Six Months Ended June 30 – 2019 vs. 2018
During the six months ended June 30, 2019, total cost of services was $198.6 million, an increase of $0.1 million or 0.1% compared to $198.5 million for the prior year period.

▪
Compensation expense increased by $4.5 million primarily due to a reduction in capitalized software related projects, an increase in stock compensation expense due to stock option vestings for COS related retirement eligible employees.

▪	Direct project and other operating costs increased by $6.4 million due to increased labor and services utilized to support revenue generating activities.

▪	Information technology expense decreased by $1.1 million primarily due a reduction in third party data costs and hosting services.

▪
Amortization of acquisition related software and intangible assets decreased by $9.4 million primarily related to certain intangible assets becoming fully amortized in prior periods, including certain customer relationships, trade names and software related intangibles.

Selling, General and Administrative expenses (in millions)

Six Months Ended June 30 – 2019 vs. 2018
During the six months ended June 30, 2019, SG&A expense was $57.3 million, a decrease of $1.2 million or 2.1% compared to $58.5 million for the prior year period.

▪
Compensation expense in 2019 decreased by $3.0 million primarily as a result of a decrease in salaries and benefits, as well as stock compensation expense due to a reduction in stock options vesting for SG&A related retirement eligible employees.

▪	Professional and consulting fees increased $1.7 million compared to the prior year as the Company leveraged additional external resources and expertise for certain activities during 2019 .
Income Taxes
Six Months Ended June 30 – 2019 vs. 2018
The Company’s effective tax rate decreased to 13.9% for the six months ended June 30, 2019 compared to 47.7% for the six months ended June 30, 2018. The effective tax rate for the six months ended June 30, 2019 includes discrete tax benefits related to net equity compensation deductions offset by interest on uncertain tax benefits. Excluding the above mentioned discrete tax items, our effective tax rate would approximate 26.6% for the six months ended June 30, 2019. For the six months ended June 30, 2019, the differences between the federal statutory rate and our effective tax rate are tax expense items related to state taxes, equity compensation impacts, unrecognized tax benefits, including interest, officer compensation deduction limits, research and development tax credits, and other permanent differences.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Liquidity and Capital Resources
The following tables should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Form 10-Q.
Our cash and cash equivalents, working capital and available borrowings under our revolving credit facility (based upon the borrowing base and financial covenants in our Credit Agreement) were as follows (in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$268,677	$178,946
Working capital	$424,899	$328,684
Available borrowings under credit facility	$253,500	$253,500
The following is a summary of our cash flows (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$78,126	$23,691
Net cash used in investing activities	(8,410)	(12,628)
Net cash provided by/(used in) financing activities	20,015	(6,249)
Net increase in cash and cash equivalents	$89,731	$4,814
Our principal source of cash has been our cash flow from operations and our $500 million five-year revolving credit facility. Other sources of cash include proceeds from the exercise of stock options and tax benefits associated with stock option exercises. The primary uses of cash include, but are not limited to, acquisitions, capital investments, compensation expenses, data processing, direct project and other operating costs, SG&A expenses and other expenses.
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
Cash Flows from Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2019 was $78.1 million, a $54.4 million increase compared to net cash provided by operating activities of $23.7 million for the six months ended June 30, 2018. The increase was primarily related to a $45.7 million increase in net income and a $7.2 million increase resulting from changes in operating assets and liabilities reconciling items. These increases were partially offset by a $2.0 million change in the Estimated liability for appeals balance due to a reserve release.
Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended June 30, 2019 was $8.4 million, a $4.2 million decrease compared to net cash used in investing activities of $12.6 million for the six months ended June 30, 2018. The decrease was related to reductions in purchases of property and equipment and investment in capitalized software.
Cash Flows from Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2019 was $20.0 million, a $26.2 million increase compared to net cash used in financing activities of $6.2 million for the six months ended June 30, 2018. The increase was primarily related to a $20.3 million increase in proceeds from the exercise of stock options, net of payments of tax withholdings, and a $6.0 million decrease in repurchases of common stock.
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
As required by Rule 13a-15(b) under the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as June 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that their objectives were met as of the end of the period covered by this Form 10-Q.
There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation of our controls performed during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings
The information set forth under the caption “Commitments and Contingencies” in Note12 to the unaudited Consolidated Financial Statements of this Form 10-Q is incorporated herein by reference.

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

10.1	HMS Holdings Corp. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-50194) as filed with the SEC on May 22, 2019)†

10.2	Form of Nonqualified Stock Option Award Notice and Agreement for Employees under the 2019 Omnibus Plan†

10.3	Form of Nonqualified Stock Option Award Notice and Agreement for Non-Employee Directors under the 2019 Omnibus Plan†

10.4	Form of Restricted Stock Unit Award Notice and Agreement for Employees under the 2019 Omnibus Plan†

10.5	Form of Restricted Stock Unit Award Notice and Agreement for Non-Employee Directors under the 2019 Omnibus Plan†

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 1350 Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Section 1350 Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
__________________________________

†	Indicates a management contract or compensatory plan, contract or arrangement

*	The certifications attached hereto as Exhibit 32.1 and Exhibit 32.2 are furnished with this Form 10-Q and shall not be deemed “filed” by the Company for purposes of Section 18 of the Exchange Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 5, 2019	HMS HOLDINGS CORP.

		By:	/s/ William C. Lucia
William C. Lucia President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Jeffrey S. Sherman
Jeffrey S. Sherman Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)