Form 10-Q
period 2019-09-30
HMS HOLDINGS CORP
filed 2019-11-04
CIK 1196501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 000-50194
HMS HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware		11-3656261
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

5615 High Point Drive		75038
Irving,	TX
(Address of principal executive offices)		(Zip Code)
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

As of October 31, 2019, there were approximately 88,097,605 shares of the registrant’s common stock outstanding.

HMS HOLDINGS CORP. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

Glossary
Throughout this Quarterly Report on Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are described below:

ACA	Patient Protections and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act
ACO	Accountable Care Organization
ADR	Additional Documentation Request
ASC	Accounting Standards Codification
ASO	Administrative Service Only
ASU	Accounting Standards Update
CHIP	Children's Health Insurance Program
CMS	Centers for Medicare & Medicaid Services
CMS NHE	CMS National Health Expenditures
COB	Coordination of benefits
COSO	Committee of Sponsoring Organizations of the Treadway Commission
Credit Agreement	The Amended and Restated Credit Agreement dated as of May 3, 2013, as amended by Amendment No. 1 to Amended and Restated Credit Agreement dated as of March 8, 2017, and as further amended by Amendment No. 2 to Amended and Restated Credit Agreement, dated as of December 19, 2017, by and among HMS Holdings Corp. the Guarantors party thereto, the Lenders party thereto and Citibank, N.A. as Administrative Agent
DSO	Days sales outstanding
ERISA	Employment Retirement Income Security Act of 1974
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Form 10-Q	HMS Holdings Corp. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology for Economic and Clinical Health Act
IRC	Internal Revenue Code
IRS	U.S. Internal Revenue Service
LIBO Rate	London Interbank Offered Rate (or any successor rate determined in accordance with the Credit Agreement)
MCO	Managed Care Organization
PBM	Pharmacy Benefit Manager
PHI	Protected health information
PHM	Population Health Management
PI	Payment Integrity
PMPM	Per Member Per Month
PMPY	Per Member Per Year
R&D Credit	U.S. Research and Experimentation Tax Credit pursuant to IRC Section 41

RAC	Recovery Audit Contractor
RFP	Request for proposal
ROU	Right-of-use
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Section 199 Deduction	U.S. Production Activities Deduction pursuant to IRC Section 199
SG&A	Selling, general and administrative
TPL	Third-party liability
U.S. GAAP	United States Generally Accepted Accounting Principles
2006 Stock Plan	HMS Holdings Corp. Fourth Amended and Restated 2006 Stock Plan, as amended by Amendment No. 1 to the HMS Holdings Corp. Fourth Amended and Restated 2006 Stock Plan dated as of February 16, 2017
2016 Omnibus Plan	HMS Holdings Corp. 2016 Omnibus Incentive Plan
2017 Tax Act	Tax Cuts and Jobs Act of 2017
2018 Form 10-K	HMS Holdings Corp. Annual Report on Form 10-K for the year ended December 31, 2018
2019 Omnibus Plan	HMS Holdings Corp. 2019 Omnibus Incentive Plan
401(k) Plan	HMS Holdings Corp. 401(k) Plan

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
We have tried to identify forward-looking statements by using words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “likely,” “may,” “outlook,” “plan,” “potential,” “project,” “seek,” “strategy,” “target,” “trend,” “will,” “would,” “could,” “should,” and similar expressions and references to guidance, although some forward-looking statements may be expressed differently. These statements include, among other things, information concerning our future growth, business strategy, strategic or operational initiatives, our future operating or financial performance, our ability to invest in and utilize our data and analytics capabilities to expand our solutions and services, the benefits and synergies to be obtained from completed and future acquisitions, investments and strategic relationships, including VitreosHealth, Inc. and MedAdvisor Limited, the future performance of companies we have acquired, our future expenses, interest rates and tax rates, our ability to meet our future liquidity requirements, the impact of changes to healthcare legislation or healthcare spending affecting Medicare, Medicaid or other publicly funded or subsidized health programs, and other statements regarding our possible future actions, business plans, objectives and prospects.
Forward-looking statements are not guarantees and involve risks, uncertainties and assumptions that are difficult to predict. Actual results may differ materially from past results and from those indicated by such forward-looking statements if known or unknown risks or uncertainties materialize, or if underlying assumptions prove inaccurate. These risks and uncertainties include, among other things:
▪our ability to execute our business plans or growth strategy;
▪our ability to innovate, develop or implement new or enhanced solutions or services;
▪the nature of investment, acquisition and strategic relationship opportunities we are pursuing, and the successful execution of such investments, acquisitions and strategic relationships;
▪our ability to successfully integrate acquired businesses and realize synergies;
▪significant competition for our solutions and services;
▪variations in our results of operations;
▪our ability to accurately forecast the revenue under our contracts and solutions;
▪our ability to protect our systems from damage, interruption or breach, and to maintain effective information and technology systems and networks;
▪our ability to protect our intellectual property rights, proprietary technology, information processes and know-how;
▪our failure to maintain a high level of customer retention or the unexpected reduction in scope or termination of key contracts with major customers;
▪customer dissatisfaction or our non-compliance with contractual provisions or regulatory requirements;

▪our failure to meet performance standards triggering significant costs or liabilities under our contracts;
▪our inability to manage our relationships with data sources and suppliers;
▪our reliance on subcontractors and other third party providers and parties to perform services;
▪our ability to continue to secure contracts and favorable contract terms through the competitive bidding process;
▪pending or threatened litigation;
▪unfavorable outcomes in legal proceedings;
▪our success in attracting and retaining qualified employees and members of our management team;
▪our ability to generate sufficient cash to cover our interest and principal payments under our credit facility;
▪unexpected changes in tax laws, regulations or guidance and unexpected changes in our effective tax rate;
▪unanticipated increases in the number or amount of claims for which we are self-insured;
▪accounting changes or revisions;
▪risks relating to our international operations, including political, regulatory, economic, foreign exchange, tax compliance and other risks;
▪changes in the healthcare environment or healthcare financing system, including regulatory, budgetary or political actions that affect healthcare spending or the practices and operations of healthcare organizations;
▪our failure to comply with applicable laws and regulations governing individual privacy and information security or to protect such information from theft and misuse;
▪our ability to comply with current and future legal and regulatory requirements;
▪negative results of government or customer reviews, audits or investigations;
▪state or federal limitations related to outsourcing of certain government programs or functions;
▪restrictions on bidding or performing certain work due to perceived conflicts of interests;
▪the market price of our common stock and lack of dividend payments; and
▪anti-takeover provisions in our corporate governance documents.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$280,596	$178,946
Accounts receivable, net of allowance of $16,316 and $13,683, at September 30, 2019 and December 31, 2018, respectively	197,455	206,772
Prepaid expenses	20,035	19,970
Income tax receivable	8,891	18,817
Deferred financing costs, net	564	564
Other current assets	202	240
Total current assets	507,743	425,309
Property and equipment, net	84,028	94,435
Goodwill	517,460	487,617
Intangible assets, net	66,131	67,140
Operating lease right-of-use assets	18,351	—
Deferred financing costs, net	1,250	1,673
Other assets	2,100	2,344
Total assets	$1,197,063	$1,078,518

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$73,434	$74,902
Liability for appeals	2,554	21,723
Total current liabilities	75,988	96,625
Long-term liabilities:
Revolving credit facility	240,000	240,000
Operating lease liabilities	16,269	—
Net deferred tax liabilities	24,280	18,485
Other liabilities	6,332	10,012
Total long-term liabilities	286,881	268,497
Total liabilities	362,869	365,122
Commitments and contingencies
Shareholders' equity:
Preferred stock -- $0.01 par value; 5,000,000 shares authorized; none issued	—	—

Common stock -- $0.01 par value; 175,000,000 shares authorized;101,756,679 shares issued and 88,092,640 shares outstanding at September 30, 2019; 98,924,501 shares issued and 85,261,664 shares outstanding at December 31, 2018	1,018	989
Capital in excess of par value	476,639	425,748
Retained earnings	492,113	422,235
Treasury stock, at cost: 13,663,194 shares at September 30, 2019 and December 31, 2018	(135,576)	(135,576)
Total shareholders' equity	834,194	713,396
Total liabilities and shareholders' equity	$1,197,063	$1,078,518
See accompanying Notes to the unaudited Consolidated Financial Statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$146,815	$154,246	$462,950	$442,462
Cost of services:
Compensation	56,258	58,188	172,033	169,455
Direct project and other operating expenses	22,751	19,228	63,693	53,835
Information technology	14,207	12,979	39,627	39,482
Occupancy	4,144	3,500	12,275	11,897
Amortization of acquisition related software and intangible assets	4,158	7,942	12,490	25,695
Total cost of services	101,518	101,837	300,118	300,364
Selling, general and administrative expenses	28,232	28,178	85,514	86,708
Settlement expense	—	—	—	20,000
Total operating expenses	129,750	130,015	385,632	407,072
Operating income	17,065	24,231	77,318	35,390
Interest expense	(2,677)	(2,880)	(8,379)	(8,562)
Interest income	1,210	292	3,291	600
Other income	7,697	—	7,697	—
Income before income taxes	23,295	21,643	79,927	27,428
Income taxes	2,159	3,069	10,049	5,830
Net income	$21,136	$18,574	$69,878	$21,598

Basic income per common share:
Net income per common share -- basic	$0.24	$0.22	$0.79	$0.26
Diluted income per common share:
Net income per common share -- diluted	$0.24	$0.22	$0.77	$0.25
Weighted average shares:
Basic	86,324	83,509	88,190	83,373
Diluted	88,324	85,144	90,441	85,241
See accompanying Notes to the unaudited Consolidated Financial Statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Common Stock and paid-in capital
Balance, beginning of period	$462,569	$383,600	$426,737	$369,686
Exercise of stock options	12,177	11,243	39,175	13,633
Stock-based compensation expense	2,934	3,437	18,715	17,645
Vesting of restricted stock units, net of shares withheld for employee tax	(23)	(113)	(6,970)	(2,797)
Balance, end of period	477,657	398,167	477,657	398,167
Retained earnings
Balance, beginning of period	470,977	370,615	422,235	366,164
Net income	21,136	18,574	69,878	21,598
Cumulative effect of accounting changes	—	—	—	1,427
Balance, end of period	492,113	389,189	492,113	389,189
Treasury stock
Balance, beginning of period	(135,576)	(135,576)	(135,576)	(129,621)
Purchase of treasury stock	—	—	—	(5,955)
Balance, end of period	(135,576)	(135,576)	(135,576)	(135,576)
Total shareholders' equity	$834,194	$651,780	$834,194	$651,780

Shares issued
Balance, beginning of period	101,014,406	97,051,108	98,924,501	96,536,251
Exercise of stock options	740,748	534,778	2,427,156	685,812
Vesting of restricted stock units, net of shares withheld for employee tax	1,525	2,770	405,022	366,593
Balance, end of period	101,756,679	97,588,656	101,756,679	97,588,656

Treasury Stock
Balance, beginning of period	13,663,194	13,663,194	13,663,194	13,279,393
Purchase of treasury stock	—	—	—	383,801
Balance, end of period	13,663,194	13,663,194	13,663,194	13,663,194
See accompanying Notes to the unaudited Consolidated Financial Statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net income	$69,878	$21,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	24,719	24,331
Amortization of intangible assets	7,009	18,889
Amortization of deferred financing costs	423	423
Gain on sale of cost basis investment	(7,697)	—
Stock-based compensation expense	18,715	17,645
Deferred income taxes	6,327	(7,582)
Noncash lease expense	2,955	—
Change in fair value of contingent consideration	—	(35)
Release of estimated liability for appeals, net	(10,478)	(8,436)
Changes in operating assets and liabilities:
Accounts receivable	508	(13,038)
Prepaid expenses and other current assets	72	285
Other assets	(1,746)	(66)
Income taxes receivable	9,926	(2,705)
Accounts payable, accrued expenses and other liabilities	(3,976)	4,394
Operating lease liabilities	(3,927)	—
Liability for appeals	211	(167)
Net cash provided by operating activities	112,919	55,536
Investing activities:
Acquisition of a business, net of cash acquired	(36,554)	—
Proceeds from sale of cost basis investment	9,776	—
Purchases of property and equipment	(5,840)	(4,333)
Investment in capitalized software	(10,763)	(15,100)
Net cash used in investing activities	(43,381)	(19,433)
Financing activities:
Proceeds from exercise of stock options	39,175	13,633
Payments of tax withholdings on behalf of employees for net-share settlements	(6,970)	(2,797)
Payments on capital lease obligations	(93)	—
Purchases of treasury stock	—	(5,955)

Net cash provided by financing activities	32,112	4,881
Net increase in cash and cash equivalents	101,650	40,984
Cash and Cash Equivalents
Cash and cash equivalents at beginning of year	178,946	83,313
Cash and cash equivalents at end of period	$280,596	$124,297

Supplemental disclosure of cash flow information:
Cash (refunds received)/paid for income taxes, net of refunds	$(5,303)	$15,501
Cash paid for interest	$8,118	$7,769

Supplemental disclosure of non-cash activities:
Change in balance of accrued property and equipment purchases	$2,291	$538
See accompanying Notes to the unaudited Consolidated Financial Statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 and 2018
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
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires most lessees to recognize a majority of the company’s leases on the balance sheet, which increases reported assets and liabilities. ASU 2016-02 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 including interim periods within such annual reporting periods with early adoption permitted. The Company adopted this guidance on January 1, 2019, utilizing the optional transition method approach with an effective date of January 1, 2019. Consequently, financial information prior to the effective date was not updated and the disclosures required under the new standard are not provided for dates and periods prior to the effective date. There were no cumulative effect adjustments to retained earnings as part of adoption. The Company elected the available practical expedients, including the practical expedient to not separate lease and non-lease components of its leases and the short-term lease practical expedient. The Company’s internal control framework did not materially change, but existing internal controls were modified due to certain changes to business processes and systems to support the new leasing standard as necessary. As the Company previously disclosed, the standard had a material impact on its consolidated balance sheets, the most significant impact being the recognition of approximately $21.3 million of ROU assets and $26.3 million of lease liabilities on the effective date, but there was no impact on its consolidated income statements. The Company continues to expect that any impact from its adoption of the new standard will be immaterial to its net income and its internal control framework for future periods.
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

2.  Revenue Recognition
The Company’s revenue disaggregated by solution for the three and nine months ended September 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Coordination of Benefits	$94,619	$105,694	$305,564	$298,201
Payment Integrity	37,016	33,289	113,863	103,122
Population Health Management	15,180	15,263	43,523	41,139
Total	$146,815	$154,246	$462,950	$442,462
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
In connection with coordination of benefits and certain payment integrity services, lockboxes and their associated bank accounts are set up to support recoveries and remittances. Generally, these bank accounts are for the benefit of the Company’s customers.  Customer cash held in Company bank accounts for the benefit of the customer was approximately $4.0 million as of September 30, 2019.  This amount is included in cash and cash equivalents and other current liabilities on the accompanying consolidated balance sheet.
The Company’s revenue disaggregated by market for the three and nine months ended September 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Commercial	$69,711	$86,609	$225,014	$238,987
State	62,830	59,374	189,752	172,709
Federal	14,274	8,263	48,184	30,766
Total	$146,815	$154,246	$462,950	$442,462
A portion of the Company’s services are deferred and revenue is recognized at a later time. Deferred revenue was approximately $4.6 million and $5.6 million as of September 30, 2019 and December 31, 2018, respectively, and is included in Accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets. Approximately $4.2 million of the December 31, 2018 balance was recognized in revenue during the year ended September 30, 2019.
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

3.  Accounts Receivable and Accounts Receivable Allowance
The Company’s accounts receivable, net, consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accounts receivable	$213,771	$220,455
Allowance	(16,316)	(13,683)
Accounts receivable, net	$197,455	$206,772
We record an accounts receivable allowance based on historical patterns of billing adjustments, length of operating and collection cycle and customer negotiations, behaviors and payment patterns. Changes in these estimates are recorded to revenue in the period of change. The following is a summary of the activity in the accounts receivable allowance (in thousands)

	September 30, 2019	December 31, 2018
Balance--beginning of period	$13,683	$14,799
Provision	15,908	20,453
Charge-offs	(13,275)	(21,569)
Balance--end of period	$16,316	$13,683

4.  Intangible Assets, Goodwill and Other Assets
(a) Intangible Assets
Intangible assets consisted of the following (in thousands, except for weighted average amortization period):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period in Years
September 30, 2019
Customer relationships	$68,290	$(20,284)	$48,006	12.3
Intellectual property	27,700	(9,575)	18,125	3.9
Trade names	136	(136)	—	0.0
Restrictive covenants	133	(133)	—	0.0
Total	$96,259	$(30,128)	$66,131

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period in Years
December 31, 2018
Customer relationships	$156,790	$(104,740)	$52,050	12.8
Intellectual property	21,700	(6,670)	15,030	4.1
Trade names	16,246	(16,215)	31	0.7
Restrictive covenants	263	(234)	29	0.7
Total	$194,999	$(127,859)	$67,140
Amortization expense of intangible assets is expected to approximate the following (in thousands):

Year ending December 31,	Amortization
2019 (excluding the nine months ended September 30, 2019)	$2,487
2020	8,866
2021	8,399
2022	8,399
2023	6,024
Thereafter	31,956
Total	$66,131
For the three months ended September 30, 2019 and 2018, amortization expense related to intangible assets was $2.3 million and $6.1 million, respectively. For the nine months ended September 30, 2019 and 2018, amortization expense related to intangible assets was $7.0 million and $18.9 million, respectively.
(b) Goodwill
On September 16, 2019, HMS acquired VitreosHealth, Inc. ("VitreosHealth"), a company that offers predictive and prescriptive health insights utilized by population risk models, for aggregate consideration of $36.6 million, which was funded with cash on hand. The purchase price is subject to certain post-closing adjustments based upon the final amounts of the adjusted working capital of VitreosHealth and other final amounts at closing.
The Company's preliminary allocation of consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed in the acquisition is based on estimated fair values as of September 16, 2019. The Company allocated the purchase price, net of cash acquired, to the following significant assets: intellectual property subject to amortization of $6.0 million, and goodwill of $29.8 million which represents the excess purchase price over the net identifiable tangible and intangible assets. There were no additional material allocations to assets and liabilities. The intangible assets are valued using various methods which requires several judgments, including growth rates, discount rates, expected levels of revenues, earnings, cash flows and tax rates. The intangible assets are amortized over their estimated useful lives on a straight-line basis and are not expected to be deductible for tax purposes. The goodwill recognized from the acquisition was a result of expected synergies to be realized from future revenue growth, is not expected to be deductible for tax purposes, has an indefinite useful life and will be included in the Company’s annual impairment testing. The amounts shown above are subject to change in the near term as management continues to assess the fair value of the acquired assets and liabilities.
Pro forma historical results of operations related to this business acquisition for the year ended December 31, 2018, or interim periods thereafter, have not been presented and are not considered material. The results of VitreosHealth's operations since September 16, 2019 have been included in the Company's consolidated financial statements.
(c) Other Assets
During the three months ended September 30, 2019, a third party acquired one hundred percent of the outstanding stock of InstaMed Holdings, Inc. ("InstaMed") including the Company's cost based investment in Instamed of $2.1 million. As a result, the Company received proceeds of $9.8 million from the sale of the investment and recognized a $7.7 million gain in other income for the three and nine months ended September 30, 2019.

5.  Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accounts payable, trade	$15,225	$12,394
Accrued compensation and other	27,188	42,833
Accrued operating expenses	24,142	19,675
Current portion of lease liabilities	6,879	—
Total accounts payable, accrued expenses and other liabilities	$73,434	$74,902

6.  Income Taxes
The Company’s effective tax rate decreased to 12.6% for the nine months ended September 30, 2019 from 21.3% for the nine months ended September 30, 2018. The effective tax rate for the nine months ended September 30, 2019 includes discrete tax benefits primarily related to net equity compensation deductions and releases of uncertain tax benefits. For the nine months ended September 30, 2019, the differences between the federal statutory rate and our effective tax rate are tax expense items related to state taxes, equity compensation impacts, unrecognized tax benefits, including interest, officer compensation deduction limits, research and development tax credits, and other permanent differences.
Included in Other liabilities on the Consolidated Balance Sheets, are the total amount of unrecognized tax benefits (net of the federal benefit for state issues) of approximately $3.9 million and $4.8 million, as of September 30, 2019 and December 31, 2018, respectively, that, if recognized, would favorably affect the Company’s future effective tax rate. Also included in Other liabilities on the Consolidated Balance Sheets, are accrued liabilities for interest expense and penalties related to unrecognized tax benefits of $0.7 million and $0.7 million as of September 30, 2019 and December 31, 2018, respectively. HMS includes interest expense and penalties in the provision for income taxes in the unaudited Consolidated Statements of Income. The amount of interest expense (net of federal and state income tax benefits) and penalties in the unaudited Consolidated Statements of Income for the nine months ended September 30, 2019 and 2018 was $0.03 million and $0.4 million, respectively. The Company believes it is reasonably possible that the amount of unrecognized tax benefits may decrease by $0.1 million over the next twelve months, due to the expiration of the statute of limitations in federal and various state jurisdictions.
HMS files income tax returns with the U.S. Federal government and various state and local jurisdictions and will file income tax returns in certain foreign jurisdictions in future periods as a result of its acquisition of VitreosHealth. HMS is generally no longer subject to U.S. Federal income tax examinations for years before 2016. HMS operates in a number of state, local and foreign jurisdictions. Accordingly, HMS is subject to state, local and foreign income tax examinations based on the various statutes of limitations in each jurisdiction.

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
The Company’s original Medicare RAC contract with CMS expired on January 31, 2018. As a result of the original contract expiration, which historically had net settlement terms, the Company’s contractual obligation with respect to any appeals resolved in favor of providers subsequent to the expiration date ceased, and the Company released its estimated liability and increased revenue by $8.4 million during the first quarter of 2018. The Company's liability for appeals related to CMS and commercial contracts was approximately $21.7 million as of December 31, 2018, and $2.6 million as of September 30, 2019. The Company determined, based on communications, that there was no further contractual obligation to CMS with respect to the original Medicare RAC contract as of June 30, 2019. Accordingly, the Company released its remaining estimated liability of $19.4 million and net receivables during the second quarter of 2019. As a result of the release, there was a $10.5 million increase to the Company's revenue for the three months ended June 30, 2019. For the nine months ended September 30, 2019, the net change in the liability resulted in a $10.5 million increase to the Company's revenue.

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
As of September 30, 2019 and December 31, 2018, the outstanding principal balance due on the Amended Revolving Facility was $240 million. No principal payments were made against the Amended Revolving Facility during the nine months ended September 30, 2019.
Borrowings under the Amended Revolving Facility bear interest at a rate equal to, at the Company’s election (except with respect to swingline borrowings, which will accrue interest based only at the base rate), either:
▪a base rate determined by reference to the greatest of (a) the prime or base commercial lending rate of the administrative agent as in effect on the relevant date, (b) the federal funds effective rate plus 0.50% and (c) the one-month London Interbank Offered Rate (or any successor rate determined in accordance with the Credit Agreement) (“LIBO Rate”) plus 1.00%, plus an interest margin ranging from 0.50% to 1.00% based on the Company’s consolidated leverage ratio for the applicable period; or
▪an adjusted LIBO Rate, equal to the LIBO Rate for the applicable interest period multiplied by the statutory reserve rate (equal to (x) one divided by (y) one minus the aggregate of the maximum reserve percentage (including any marginal, special, emergency or supplemental reserves) established by the Board of Governors of the Federal Reserve System of the United States), plus an interest margin ranging from 1.50% to 2.00% based on the Company’s consolidated leverage ratio for the applicable period.
In addition to paying interest on the outstanding principal, the Company is required to pay unused commitment fees on the Amended Revolving Facility during the term of the Credit Agreement ranging from 0.375% to 0.250% per annum based on the Company’s consolidated leverage ratio and letter of credit fees equal to 0.125% per annum on the aggregate face amount of each letter of credit, as well as customary agency fees. As part of a contractual agreement with a customer, the Company has an outstanding irrevocable letter of credit for $6.5 million, which is issued against the Amended Revolving Facility and expires June 30, 2020.
The Amended Revolving Facility is secured, subject to certain customary carve-outs and exceptions, by a first priority lien and security interest in substantially all tangible and intangible assets of the Company and certain subsidiaries of the Company. The Amended Revolving Facility contains certain restrictive covenants, which affect, among other things, the ability of the Company and its subsidiaries to incur indebtedness, create liens, make investments, sell or otherwise dispose of assets, engage in mergers or consolidations with other entities, and pay dividends or repurchase stock. The Company is also required to comply, on a quarterly basis, with two financial covenants: (i) a minimum interest coverage ratio of 3:00:1:00, and (ii) a maximum consolidated leverage ratio of 4.75:1.00 through December 2019 and 4.25:1.00 from and after January 2020. The consolidated leverage ratio is subject to a step-up to 5.25:1.00 for four full consecutive fiscal quarters following a permitted acquisition or similar investment. As of September 30, 2019, the Company was in compliance with all terms of the Credit Agreement.

Interest expense and the commitment fees on the unused portion of the Company’s Amended Revolving Facility were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest expense	$2,342	$2,527	$7,392	$7,224
Commitment fees	157	211	473	688
As of September 30, 2019 and December 31, 2018, the unamortized balance of deferred origination fees and debt issuance costs was $1.8 million and $2.2 million, respectively. For the nine month periods ended September 30, 2019 and 2018, HMS amortized $0.4 million and $0.4 million, respectively, of interest expense related to the Company’s deferred origination fees and debt issue costs.

9.  Earnings Per Share
The following table reconciles the basic to diluted weighted average common shares outstanding using the treasury stock method (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$21,136	$18,574	$69,878	$21,598

Weighted average common shares outstanding-basic	86,324	83,509	88,190	83,373
Plus: net effect of dilutive stock options and restricted stock units	2,000	1,635	2,251	1,868
Weighted average common shares outstanding-diluted	88,324	85,144	90,441	85,241
Net income per common share -- basic	$0.24	$0.22	$0.79	$0.26
Net income per common share -- diluted	$0.24	$0.22	$0.77	$0.25
For the three months ended September 30, 2019 and 2018, (i) 625,573 and 21,105 stock options, respectively, and (ii) restricted stock units representing 1,693 and 202 shares of the Company's common stock, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.
For the nine months ended September 30, 2019 and 2018, (i) 472,627 and 531,378 stock options, respectively, and (ii) restricted stock units representing 2,791 and 595 shares of common stock, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

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
(b) Stock-Based Compensation Expense
Total stock-based compensation expense in the Company’s unaudited Consolidated Statements of Income related to the Company’s long-term incentive award plans was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of services-compensation	$982	$1,537	$7,825	$5,802
Selling, general and administrative	1,952	1,900	10,890	11,843
Total	$2,934	$3,437	$18,715	$17,645
(c) Stock Options
For the three months ended September 30, 2019 and 2018, stock-based compensation expense related to stock options was approximately $0.9 million and $1.6 million, respectively. For the nine months ended September 30, 2019 and 2018, stock-based compensation expense related to stock options was approximately $7.8 million and $7.6 million, respectively.
Presented below is a summary of stock option activity for the nine months ended September 30, 2019 (in thousands, except for weighted average exercise price and weighted average remaining contractual terms):

	Number of Options	Weighted Average Exercise Price	Weighted Average- Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding balance at December 31, 2018	4,402	$17.07
Granted	634	38.71
Exercised	(2,427)	16.18
Forfeitures	(146)	19.68
Expired	(2)	15.78
Outstanding balance at September 30, 2019	2,461
Expected to vest at September 30, 2019	1,051	$28.22	8.75	$8,746
Exercisable at September 30, 2019	979	$17.18	5.78	$16,918

During the three months ended September 30, 2019 and 2018, the Company received proceeds of $12.2 million and $11.2 million, respectively, for the issuance of 740,748 and 535,077 shares of common stock upon the exercise of outstanding stock options, respectively. The total intrinsic value of stock options exercised during the three months ended September 30, 2019 and 2018 was $16.0 million and $4.0 million, respectively. During the nine months ended September 30, 2019 and 2018, the Company received proceeds of $39.2 million and $13.6 million, respectively, for the issuance of 2,427,156 and 686,111 shares of common stock upon the exercise of outstanding stock options, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2019 and 2018 was $45.5 million and $4.7 million, respectively.
As of September 30, 2019, there was approximately $5.6 million of total unrecognized compensation cost related to stock options outstanding, which is expected to be recognized over a weighted average period of 1.1 years.
The weighted-average grant date fair value per share of the stock options granted during the nine months ended September 30, 2019 and 2018 was $13.87 and $7.52, respectively. HMS estimated the fair value of each stock option grant on the date of grant using a Black-Scholes option pricing model and weighted–average assumptions set forth in the following table:

	Nine Months Ended September 30,
	2019	2018
Expected dividend yield	0%	0%
Risk-free interest rate	2.5%	2.7%
Expected volatility	40.9%	42.4%
Expected life (years)	6.35	6.00
The total tax benefits recognized on stock-based compensation related to stock options for the nine months ended September 30, 2019 and 2018 was $16.1 million and $1.0 million, respectively.
(d) Restricted Stock Units
For the three months ended September 30, 2019 and 2018, stock-based compensation expense related to restricted stock units was approximately $1.9 million and $1.9 million, respectively. For the nine months ended September 30, 2019 and 2018, stock-based compensation expense related to restricted stock units was approximately $10.9 million and $10.0 million, respectively.
Presented below is a summary of restricted stock units activity for the nine months ended September 30, 2019 (in thousands, except for weighted average grant date fair value per unit):

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Outstanding balance at December 31, 2018	1,488	$17.60
Granted	473	34.19
Vesting of restricted stock units, net of units withheld for taxes	(405)	16.60
Units withheld for taxes	(200)	16.60
Forfeitures	(99)	19.97
Outstanding balance at September 30, 2019	1,257	$25.82

For the three months ended September 30, 2019 and 2018, HMS granted 12,687 and 1,794 restricted stock units, respectively, with an aggregate fair market value of $0.5 million and $0.1 million, respectively. For the nine months ended September 30, 2019 and 2018, HMS granted 474,520 and 762,877 restricted stock units, respectively, with an aggregate fair market value of $16.2 million and $12.8 million, respectively.
As of September 30, 2019, 995,860 restricted stock units remained unvested and there was approximately $12.4 million of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average vesting period of 1.1 years.

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
As of September 30, 2019, all operating and finance leases that create significant rights and obligations for the Company have commenced.

The components of lease expense for the three and nine months ended September 30, 2019 were as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Operating lease cost	$1,653	$4,967

Finance lease cost:
Amortization of right-of-use assets	$59	$97
Interest on lease liabilities	$8	$13
Total finance lease cost	$67	$110
Supplemental cash flow and other information related to leases for the nine months ended September 30, 2019 were as follows (in thousands):

Nine Months Ended September 30, 2019

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$5,559
Operating cash flows from finance leases	$11
Financing cash flows from finance leases	$93
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$1,253
Finance leases	$1,160

Supplemental balance sheet information related to leases as of September 30, 2019 consisted of the following (in thousands):

Nine Months Ended September 30, 2019
Operating Leases
Operating lease right-of-use assets	$18,351

Other current liabilities	$6,475
Operating lease liabilities	$16,269
Total operating lease liabilities	$22,744

Finance Leases
Other Assets	$1,167

Other current liabilities	$404
Other long-term liabilities	$769
Total finance leases liabilities	$1,173
As of September 30, 2019, the weighted-average remaining lease term for operating and finance leases was 4.2 years and 2.8 years, respectively. As of September 30, 2019, the weighted-average discount rates were 5.7% and 4.6% for operating and finance leases, respectively.
Sublease income for the nine months ended September 30, 2019 and 2018 was $1.6 million and $1.3 million, respectively.
Maturities of lease liabilities were as follows (in thousands):

Year ended December 31,	Operating Leases	Finance Leases
2019 (excluding the nine months ended September 30, 2019)	$1,874	$112
2020	7,468	447
2021	5,768	447
2022	3,487	240
2023	3,259	—
Thereafter	3,741	—
Total lease payments	25,597	1,246
Less: Imputed interest	2,853	73
Total lease obligation	$22,744	$1,173

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
In September 2018, a former employee filed an action in the New York County Supreme Court entitled Christopher Frey v. Health Management Systems, Inc. alleging retaliation under New York law. The complaint seeks recovery of an unspecified amount of monetary damages, including back pay and other compensatory and equitable relief. The Company moved to dismiss the complaint and the Court heard oral arguments on May 2, 2019. A decision on the motion has not yet been issued by the Court. The Company continues to believe that this claim is without merit and intends to vigorously defend this matter.
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

13.  Subsequent Events
Investment in MedAdvisor
On October 6, 2019, the Company announced its planned investment of $7.5 million in ordinary shares of MedAdvisor Limited ("MedAdvisor")(ASX: MDR), a leading digital medication management company based in Australia. On October 11, 2019, the Company completed the investment with cash on hand for a 12.8% ownership stake in MedAdvisor and the Company's Chief Financial Officer was appointed to MedAdvisor's board of directors in connection with the transaction.

Share Repurchase

On November 1, 2019, the Board of Directors of the Company approved a share repurchase program authorizing the Company to repurchase up to $50.0 million in shares of its common stock from time to time on the open market or in privately negotiated or other transactions. The repurchase program is authorized for a period of up to two years, and may be suspended or discontinued at any time. Repurchased shares will be available for use in connection with reissuance under the Company’s stock plans and for other corporate purposes. The timing and amount of any shares repurchased under the program will be determined by the Company’s management based on its evaluation of market conditions, share price and other factors. In order to facilitate repurchases, the Company may enter into a Rule 10b5-1 plan from time to time, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws or because of a self-imposed trading blackout period.

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
We serve state Medicaid programs, commercial health plans, federal government health agencies, government and private employers, CHIPs and other healthcare payers. We also serve as a subcontractor for certain business outsourcing and technology firms. As of September 30, 2019, our customer base included the following:
▪over 40 state Medicaid programs;
▪approximately 350 health plans, including 22 of the top 25 health plans nationally (based on membership) in support of their multiple lines of business, including Medicaid managed care, Medicare Advantage and group and individual health;
▪over 160 private employers;
▪CMS and the Centers for Disease Control and Prevention; and
▪PBMs, third-party administrators and other risk-bearing entities, including independent practice associations, hospital systems, ACOs and specialty care organizations.

Critical Accounting Policies and Estimates
Since the date of our 2018 Form 10-K, there have been no material changes to our critical accounting policies other than with respect to leases as described in Notes 1 and 11 to the unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. With respect to our accounting policies other than those for leases, refer to the discussion in our 2018 Form 10-

K under “Critical Accounting Policies and Estimates” in Part II, Item 7 and “Business and Summary of Significant Accounting Policies” in Note 1 to the Consolidated Financial Statements under Part II, Item 8.
RESULTS

As of and for the three months ended September 30, 2019 and September 30, 2018
▪ Revenue of $146.8 million decreased $7.4 million, or 4.8% over the same quarter in 2018; and
▪ Operating income of $17.1 million decreased by $7.1 million as compared to operating income of $24.2 million in the same quarter of the prior year.

Comparison of Three Months Ended September 30, 2019 to September 30, 2018

	Three Months Ended
dollars in millions	September 30,		$ Change	% Change
	2019	2018	2019 vs 2018
Revenue	$146.8	$154.2	$(7.4)	(4.8)%
Cost of services:
Compensation	56.3	58.2	(1.9)	(3.3)
Direct project and other operating expenses	22.7	19.2	3.5	18.2
Information technology	14.2	13.0	1.2	9.2
Occupancy	4.1	3.5	0.6	17.1
Amortization of acquisition related software and intangible assets	4.2	8.0	(3.8)	(47.5)
Total cost of services	101.5	101.9	(0.4)	(0.4)
Selling, general and administrative expenses	28.2	28.1	0.1	0.4
Total operating expenses	129.7	130.0	(0.3)	(0.2)
Operating income	17.1	24.2	(7.1)	(29.3)
Interest expense	(2.7)	(2.9)	0.2	(6.9)
Interest income	1.2	0.3	0.9	300.0
Other income	7.7	—	7.7	100.0
Income before income taxes	23.3	21.6	1.7	(7.9)
Income taxes	2.2	3.1	(0.9)	(29.0)
Net income	$21.1	$18.5	$2.6	14.1%

Revenue (in millions)

Three Months Ended September 30 – 2019 vs. 2018
During the three months ended September 30, 2019, revenue was $146.8 million, a decrease of $7.4 million or 4.8% compared to revenue of $154.2 million for the prior year quarter.

▪By solution, which consists of coordination of benefits and analytical services, and included in analytical services are our payment integrity and population health management solutions:
◦Coordination of benefits revenue decreased $11.1 million or 10.5% which was primarily attributable to a reduction in the timing of recoveries related to certain customers.
◦Payment integrity revenue increased $3.8 million or 11.4% primarily due to an increased volume of claims activity.
◦Population health management revenue decreased $0.1 million or 0.7%.

▪By market:
◦Commercial health plan market revenue decreased $16.9 million or 19.5%, which was primarily attributable to the decrease in the timing of recoveries related to existing customers.
◦Federal government market revenue increased $6.0 million or 72.3% compared to the prior year quarter primarily due to increased federal related claims processed.
◦State government market revenue increased by $3.5 million or 5.9%, which was attributable to expanded scopes and yield improvements.

Total Cost of Services (in millions)
Three Months Ended September 30 – 2019 vs. 2018
During the three months ended September 30, 2019, total cost of services was $101.5 million, a decrease of $0.4 million or 0.4% compared to $101.9 million for the prior year quarter.

▪Compensation expense decreased by $1.9 million primarily due to a reduction in capitalized software related projects and variable compensation costs, partially offset by an increase in compensation costs.
▪Direct project and other operating costs increased by $3.5 million due to increased labor and services utilized to support revenue generating activities.
▪Information technology expense increased by $1.2 million due to an increase of amortization of internally developed software assets.
▪Amortization of acquisition related software and intangible assets decreased by $3.8 million due to certain intangible assets becoming fully amortized in prior periods.
Selling, General and Administrative expenses (in millions)

Three Months Ended September 30 – 2019 vs. 2018
During the three months ended September 30, 2019, SG&A expense was $28.2 million, an increase of $0.1 million or 0.4% compared to $28.1 million for the prior year quarter.

▪Professional and consulting fees increased $2.0 million compared to the prior year as the Company leveraged additional external resources and expertise for certain activities during the third quarter of 2019. The increase was partially offset by a decrease in bad debt expense of $1.7 million.
Other Income
During the three months ended September 30, 2019, a third party acquired one hundred percent of the outstanding stock of InstaMed Holdings, Inc. ("InstaMed"), including the Company's minority interest in Instamed. As a result, the Company received proceeds of $9.8 million from the sale of the investment and recognized a $7.7 million gain in the third quarter.
Income Taxes
Three Months Ended September 30 – 2019 vs. 2018
The Company’s effective tax rate decreased to 9.4% for the three months ended September 30, 2019 compared to 14.2% for the three months ended September 30, 2018. The effective tax rate for the three months ended September 30, 2019 includes discrete tax benefits primarily related to net equity compensation deductions and reversals of uncertain tax benefits. Excluding the above mentioned discrete tax items, our effective tax rate would approximate 28.0% for the three months ended September 30, 2019. For the three months ended September 30, 2019, the differences between the federal statutory rate and our effective tax rate are tax items related to state taxes, equity compensation impacts, unrecognized tax benefits, including interest, officer compensation deduction limits, research and development tax credits, and other permanent differences.

As of and for the nine months ended September 30, 2019 and September 30, 2018
▪Revenue of $463.0 million increased $20.5 million, or 4.6% over the same period in 2018; and
▪Operating income of $77.4 million increased by $42.0 million as compared to operating income of $35.4 million (which includes a non-recurring $20 million settlement expense) in the same period in 2018.

Comparison of Nine Months Ended September 30, 2019 to September 30, 2018

	Nine Months Ended
dollars in millions	September 30,		$ Change	% Change
	2019	2018	2019 vs 2018
Revenue	$463.0	$442.5	$20.5	4.6%
Cost of services:
Compensation	172.0	169.5	2.5	1.5
Direct project and other operating expenses	63.7	53.8	9.9	18.4
Information technology	39.6	39.5	0.1	0.3
Occupancy	12.3	11.9	0.4	3.4
Amortization of acquisition related software and intangible assets	12.5	25.7	(13.2)	(51.4)
Total cost of services	300.1	300.4	(0.3)	(0.1)
Selling, general and administrative expenses	85.5	86.7	(1.2)	(1.4)
Settlement expense	—	20.0	(20.0)	(100.0)
Total operating expenses	385.6	407.1	(21.5)	(5.3)
Operating income	77.4	35.4	42.0	118.6
Interest expense	(8.4)	(8.6)	0.2	(2.3)
Interest income	3.2	0.6	2.6	433.3
Other income	7.7	—	7.7	100.0
Income before income taxes	79.9	27.4	52.5	191.6
Income taxes	10.0	5.8	4.2	72.4
Net income	$69.9	$21.6	$48.3	223.6%

Revenue (in millions)

Nine Months Ended September 30 – 2019 vs. 2018
During the nine months ended September 30, 2019, revenue was $463.0 million, an increase of $20.5 million or 4.6% compared to revenue of $442.5 million for the prior year period.

▪By solution, which consists of coordination of benefits and analytical services, and included in analytical services are our payment integrity and population health management solutions:
◦Coordination of benefits revenue increased $7.4 million or 2.5% which was attributable to incremental services and yield increases provided to existing customers in our cost avoidance and post payment recovery business, partially offset by the timing of recoveries related to certain customers.
◦Payment integrity revenue increased $10.7 million or 10.4% primarily due to a $14.5 million increase in federal related claims, which included a $2.1 million increase in revenue from the release of the Company's remaining estimated liability and net receivables relating to the original Medicare RAC contract as described above. The Company determined that there was no further contractual obligation to CMS with respect to the original Medicare RAC contract as of June 30, 2019.
◦Population health management revenue increased $2.4 million or 5.8%.
▪By market:
◦Commercial health plan market revenue decreased $14.0 million or 5.9%, which was primarily due to a decrease in the timing of recoveries related to existing customers.
◦Federal government market revenue increased $17.4 million or 56.5% compared to the prior year due to a $14.5 million increase in federal related claims processed, which included an incremental increase in revenue of $2.1 million related to the original Medicare RAC contract as described above.

◦State government market revenue increased by $17.1 million or 9.9%, which was attributable to expanded scopes and yield improvements.
Total Cost of Services (in millions)

Nine Months Ended September 30 – 2019 vs. 2018
During the nine months ended September 30, 2019, total cost of services was $300.1 million, a decrease of $0.3 million or 0.1% compared to $300.4 million for the prior year period.

▪Compensation expense increased by $2.5 million primarily due to an increase in compensation costs, a reduction in capitalized software related projects, and an increase in stock compensation expense due to stock option vestings for COS related retirement eligible employees, partially offset by a decrease in variable compensation costs.
▪Direct project and other operating costs increased by $9.9 million due to increased labor and services utilized to support revenue generating activities.
▪Amortization of acquisition related software and intangible assets decreased by $13.2 million primarily related to certain intangible assets becoming fully amortized in prior periods, including certain customer relationships, trade names and software related intangibles.

Selling, General and Administrative expenses (in millions)

Nine Months Ended September 30 – 2019 vs. 2018
During the nine months ended September 30, 2019, SG&A expense was $85.5 million, a decrease of $1.2 million or 1.4% compared to $86.7 million for the prior year period.

▪Compensation expense in 2019 decreased by $2.7 million primarily as a result of a decrease in salaries, benefits, and other variable compensation.
▪Professional and consulting fees increased $3.7 million compared to the prior year as the Company leveraged additional external resources and expertise for certain activities during 2019.
Other Income
During the third quarter of 2019, a third party acquired one hundred percent of the outstanding stock of InstaMed, including the Company's minority interest in InstaMed. As a result, the Company received proceeds of $9.8 million from the sale of the investment and recognized a $7.7 million gain in the third quarter.
Income Taxes
Nine Months Ended September 30 – 2019 vs. 2018
The Company’s effective tax rate decreased to 12.6% for the nine months ended September 30, 2019 compared to 21.3% for the nine months ended September 30, 2018. The effective tax rate for the nine months ended September 30, 2019 includes discrete tax benefits primarily related to net equity compensation deductions and reversals of uncertain tax benefits. Excluding the above mentioned discrete tax items, our effective tax rate would approximate 27.4% for the nine months ended September 30, 2019. For the nine months ended September 30, 2019, the differences between the federal statutory rate and our effective tax rate are tax expense items related to state taxes, equity compensation impacts, unrecognized tax benefits, including interest, officer compensation deduction limits, research and development tax credits, and other permanent differences.

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
Our cash and cash equivalents, working capital and available borrowings under our revolving credit facility (based upon the borrowing base and financial covenants in our Credit Agreement) were as follows (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$280,596	$178,946
Working capital	$431,755	$328,684
Available borrowings under credit facility	$253,500	$253,500
The following is a summary of our cash flows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$112,919	$55,536
Net cash used in investing activities	(43,381)	(19,433)
Net cash provided by financing activities	32,112	4,881
Net increase in cash and cash equivalents	$101,650	$40,984
Our principal source of cash has been our cash flow from operations and our $500 million five-year revolving credit facility. Other sources of cash include proceeds from the exercise of stock options and tax benefits associated with stock option exercises. The primary uses of cash include, but are not limited to, acquisitions, strategic investments, capital investments, compensation expenses, data processing, direct project and other operating costs, SG&A expenses and other expenses.
We believe that expected cash flows from operations, available cash and cash equivalents, and funds available under our revolving credit facility will be sufficient to meet our liquidity requirements for the following year, which include:
▪ the working capital requirements of our operations;
▪ investments in our business;
▪ business development activities; and
▪ repurchases of common stock.

Any projections of future earnings and cash flows are subject to substantial uncertainty. We may need to access debt and equity markets in the future if unforeseen costs or opportunities arise, to meet working capital requirements, fund acquisitions or investments or repay our indebtedness under the Credit Agreement. If we need to obtain new debt or equity financing in the future, the terms and availability of such financing may be impacted by economic and financial market conditions as well as our financial condition and results of operations at the time we seek additional financing.
Cash Flows from Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2019 was $112.9 million, a $57.4 million increase compared to net cash provided by operating activities of $55.5 million for the nine months ended September 30, 2018. The increase was primarily related to a $48.3 million increase in net income and a $12.4 million increase resulting from changes in operating assets and liabilities reconciling items. These increases were partially offset by a $2.0 million change in the Estimated liability for appeals balance due to a reserve release.
Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2019 was $43.4 million, a $24.0 million increase compared to net cash used in investing activities of $19.4 million for the nine months ended September 30, 2018. The increase was primarily attributable to the use of approximately $36.6 million for the VitreosHealth acquisition in September 2019. Cash used was partially offset by cash provided by the sale of InstaMed common stock in July 2019 of $9.8 million. Purchases of property and equipment and investment in capitalized software decreased by $2.8 million.
Cash Flows from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2019 was $32.1 million, a $27.2 million increase compared to net cash provided by financing activities of $4.9 million for the nine months ended September 30, 2018. The increase was primarily related to a $21.4 million increase in proceeds from the exercise of stock options, net of payments of tax withholdings, and a $6.0 million decrease in repurchases of common stock.
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
As required by Rule 13a-15(b) under the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as September 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that their objectives were met as of the end of the period covered by this Form 10-Q.
There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation of our controls performed during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 1350 Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Section 1350 Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
__________________________________
* The certifications attached hereto as Exhibit 32.1 and Exhibit 32.2 are furnished with this Form 10-Q and shall not be deemed “filed” by the Company for purposes of Section 18 of the Exchange Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 4, 2019	HMS HOLDINGS CORP.

		By:	/s/ William C. Lucia
William C. Lucia President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Jeffrey S. Sherman
Jeffrey S. Sherman Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)