Form 10-Q
period 2020-03-31
HMS HOLDINGS CORP
filed 2020-05-11
CIK 1196501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

As of May 4, 2020, there were approximately 88,414,262 shares of the registrant’s common stock outstanding.

HMS HOLDINGS CORP. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2020

Glossary
Certain key terms used throughout this Form 10-Q and in our other filings are described below:

ACA	Patient Protections and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010
ACO	Accountable care organization
ADR	Additional documentation request
AI	Artificial intelligence
ASC	Accounting Standards Codification
ASO	Administrative service only
ASU	Accounting Standards Update
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CHIP	Children's Health Insurance Program
CMS	Centers for Medicare & Medicaid Services
CMS NHE	CMS National Health Expenditures
COB	Coordination of Benefits
COSO	Committee of Sponsoring Organizations of the Treadway Commission
Credit Agreement	Amended and Restated Credit Agreement dated as of May 3, 2013, as amended by Amendment No. 1 to Amended and Restated Credit Agreement dated as of March 8, 2017, and as further amended by Amendment No. 2 to Amended and Restated Credit Agreement, dated as of December 19, 2017, by and among HMS Holdings Corp. the Guarantors party thereto, the Lenders party thereto and Citibank, N.A. as Administrative Agent
DSO	Days sales outstanding
ERISA	Employment Retirement Income Security Act of 1974
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Form 10-Q	HMS Holdings Corp. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology for Economic and Clinical Health Act
IRC	Internal Revenue Code
IRS	U.S. Internal Revenue Service
LIBOR or LIBO Rate	Intercontinental Exchange London Interbank Offered Rate (or any successor rate determined in accordance with the Credit Agreement)
MCO	Managed care organization
ML	Machine learning
NLP	Natural language processing
PBM	Pharmacy benefit manager
PHI	Protected health information
PHM	Population Health Management
PI	Payment Integrity

PMPM	Per member per month
PMPY	Per member per year
RAC	Recovery Audit Contractor
RFP	Request for proposal
ROU	Right-of-use
RPA	Robotic process automation
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general and administrative
TPL	Third-party liability
U.S. GAAP	United States Generally Accepted Accounting Principles
VA	U.S. Department of Veterans Affairs
2016 Omnibus Plan	HMS Holdings Corp. 2016 Omnibus Incentive Plan
2017 Tax Act	Tax Cuts and Jobs Act of 2017
2019 Form 10-K	HMS Holdings Corp. Annual Report on Form 10-K for the year ended December 31, 2019
2019 Omnibus Plan	HMS Holdings Corp. 2019 Omnibus Incentive Plan
401(k) Plan	HMS Holdings Corp. 401(k) Plan

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
We have tried to identify forward-looking statements by using words such as “aim,” “anticipate,” "assume," “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “likely,” “may,” “outlook,” “plan,” “potential,” “project,” “seek,” “strategy,” “target,” “trend,” “will,” “would,” “could,” “should,” and variations of such terms and similar expressions and references to guidance, although some forward-looking statements may be expressed differently. These statements include, among other things, the potential impacts of the novel coronavirus (COVID-19), information concerning our future growth, business strategy, strategic or operational initiatives, our future operating or financial performance, our ability to invest in and utilize our data and analytics capabilities to expand our offerings, the benefits and synergies to be obtained from completed and future acquisitions, investments and strategic relationships, including VitreosHealth, Inc. ("VitreosHealth"), MedAdvisor Limited ("MedAdvisor") and West Claims Recovery Services, LLC ("Accent"), our future expenses, interest rates and tax rates, our ability to meet our future liquidity requirements, the impact of changes to healthcare legislation or healthcare spending affecting Medicare, Medicaid or other publicly funded or subsidized health programs, and other statements regarding our possible future actions, business plans, objectives and prospects.
Forward-looking statements are not guarantees and involve risks, uncertainties and assumptions that are difficult to predict. Actual results may differ materially from past results and from those indicated by such forward-looking statements if known or unknown risks or uncertainties materialize, or if underlying assumptions prove inaccurate. These risks and uncertainties include, among other things:
▪the course of the COVID-19 pandemic and the responses to the pandemic, and their effects on our business and operations, including those of our customers and partners, and general economic, business and market conditions;
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
▪significant and increased competition related to our solutions and services;
▪variations in our results of operations;
▪our ability to accurately forecast the revenue under our contracts and solutions;
▪our ability to protect our systems from damage, interruption or breach, and to maintain effective information and technology systems and networks, including during a catastrophic or extraordinary event, such as COVID-19;

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
▪changes in tax laws, regulations or guidance and unexpected changes in our effective tax rate;
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
▪our failure to comply with applicable laws and regulations governing individual privacy and information security, domestically and internationally, or to protect such information from theft and misuse;
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
These and other risks are discussed in this Form 10-Q and under the headings “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” of our 2019 Form 10-K, and in other documents we file with the SEC.

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
Market and Industry Data
This Form 10-Q may include market, industry and government data and forecasts that have been obtained from publicly available information, various industry publications, other published industry sources and our own internal data and estimates. We have not independently verified information from third-party sources and cannot make any representation as to the accuracy or completeness of such information. None of the reports and other materials of third-party sources referred to in this Form 10-Q were prepared for use in, or in connection with, this Form 10-Q. Additionally, our internal data and estimates are based upon information obtained from our customers, our partners, trade and business organizations, publicly available information and other contacts in the markets in which we operate and our management’s understanding of industry conditions. Estimates are difficult to develop and inherently uncertain, and we cannot assure you that they are accurate. Our estimates involve risks and uncertainties and are subject to change based on various factors, including those detailed above and under “Part II, Item 1A. Risk Factors” of this Form 10-Q.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$148,033	$139,268
Accounts receivable, net	234,901	223,443
Prepaid expenses and other current assets	22,231	30,925
Income tax receivable	524	3,210
Deferred financing costs, net	564	564
Total current assets	406,253	397,410
Property and equipment, net	86,764	86,947
Goodwill	597,803	599,351
Intangible assets, net	128,170	131,849
Operating lease right-of-use assets	16,544	17,493
Deferred financing costs, net	968	1,109
Other assets	14,586	10,117
Total assets	$1,251,088	$1,244,276

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$81,242	$97,747
Liability for appeals	3,906	3,570
Total current liabilities	85,148	101,317
Long-term liabilities:
Revolving credit facility	240,000	240,000
Operating lease liabilities	13,839	14,881
Net deferred tax liabilities	26,527	25,587
Other liabilities	7,727	7,626
Total long-term liabilities	288,093	288,094
Total liabilities	373,241	389,411
Commitments and contingencies
Shareholders' equity:
Preferred stock -- $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock -- $0.01 par value; 175,000,000 shares authorized;102,073,527 shares issued and 88,410,333 shares outstanding at March 31, 2020; 101,766,468 shares issued and 88,103,566 shares outstanding at December 31, 2019	1,021	1,018
Capital in excess of par value	490,261	479,964
Retained earnings	522,141	509,459
Treasury stock, at cost: 13,663,194 shares at March 31, 2020 and December 31, 2019	(135,576)	(135,576)
Total shareholders' equity	877,847	854,865
Total liabilities and shareholders' equity	$1,251,088	$1,244,276
See accompanying Notes to the unaudited Consolidated Financial Statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$171,412	$147,953
Cost of services:
Compensation	67,455	57,452
Direct project and other operating expenses	24,895	20,199
Information technology	14,903	13,105
Occupancy	4,362	4,079
Amortization of acquisition related software and intangible assets	5,505	4,166
Total cost of services	117,120	99,001
Selling, general and administrative expenses	35,839	29,246
Total operating expenses	152,959	128,247
Operating income	18,453	19,706
Interest expense	(2,262)	(2,849)
Interest income	234	1,114
Other income	652	—
Income before income taxes	17,077	17,971
Income taxes	4,395	(1,671)
Net income	$12,682	$19,642

Basic income per common share:
Net income per common share -- basic	$0.14	$0.23
Diluted income per common share:
Net income per common share -- diluted	$0.14	$0.22
Weighted average shares:
Basic	88,202	85,853
Diluted	89,601	88,614
See accompanying Notes to the unaudited Consolidated Financial Statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Common Stock and paid-in capital
Balance, beginning of period	$480,982	$426,737
Exercise of stock options	125	23,139
Stock-based compensation expense	13,510	10,979
Vesting of restricted stock units, net of shares withheld for employee tax	(3,335)	(6,768)
Balance, end of period	491,282	454,087
Retained earnings
Balance, beginning of period	509,459	422,235
Net income	12,682	19,642
Balance, end of period	522,141	441,877
Treasury stock
Balance, beginning of period	(135,576)	(135,576)
Purchase of treasury stock	—	—
Balance, end of period	(135,576)	(135,576)
Total shareholders' equity	$877,847	$760,388

Shares issued
Balance, beginning of period	101,766,468	98,924,501
Exercise of stock options	13,561	1,443,685
Vesting of restricted stock units, net of shares withheld for employee tax	293,498	376,891
Balance, end of period	102,073,527	100,745,077

Treasury Stock
Balance, beginning of period	13,663,194	13,663,194
Purchase of treasury stock	—	—
Balance, end of period	13,663,194	13,663,194
See accompanying Notes to the unaudited Consolidated Financial Statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net income	$12,682	$19,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	8,024	7,930
Amortization of intangible assets	3,679	2,339
Amortization of deferred financing costs	141	141
Stock-based compensation expense	13,510	10,979
Deferred income taxes	940	1,225
Noncash lease expense	949	1,196
Changes in operating assets and liabilities:
Accounts receivable	(9,910)	1,977
Prepaid expenses and other current assets	8,694	(2,136)
Other assets	(4,469)	(766)
Income taxes receivable	2,686	1,189
Accounts payable, accrued expenses and other liabilities	(19,126)	(15,995)
Operating lease liabilities	(1,042)	(1,519)
Liability for appeals	336	2,320
Net cash provided by operating activities	17,094	28,522
Investing activities:
Purchases of property and equipment	(1,678)	(369)
Investment in capitalized software	(3,339)	(3,621)
Net cash used in investing activities	(5,017)	(3,990)
Financing activities:
Proceeds from exercise of stock options	125	23,139
Payments of tax withholdings on behalf of employees for net-share settlements	(3,335)	(6,768)
Payments on capital lease obligations	(102)	8
Net cash (used in)/provided by financing activities	(3,312)	16,379
Net increase in cash and cash equivalents	8,765	40,911
Cash and Cash Equivalents
Cash and cash equivalents at beginning of year	139,268	178,946
Cash and cash equivalents at end of period	$148,033	$219,857

Supplemental disclosure of cash flow information:
Cash paid for income taxes/(refunds received), net of refunds	$585	$(4,288)
Cash paid for interest	$2,134	$2,771

Supplemental disclosure of non-cash activities:
Change in balance of accrued property and equipment purchases	$(2,824)	$(201)
See accompanying Notes to the unaudited Consolidated Financial Statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 and 2019
(unaudited)
1.  Business and Summary of Significant Accounting Policies
(a) Business
The terms “HMS,” “Company,” “we,” “us,” and “our” refer to HMS Holdings Corp. and its consolidated subsidiaries unless the context clearly indicates otherwise. HMS is an industry-leading provider of cost containment and analytical solutions in the healthcare marketplace. Our mission is to make healthcare work better for everyone. We use data, technology and analytics to deliver payment accuracy and population health management solutions that help healthcare organizations reduce costs, improve health outcomes and enhance consumer experiences. We currently operate as one business segment with a single management team that reports to the Chief Executive Officer.
The Consolidated Financial Statements and accompanying Notes in this Form 10-Q are unaudited. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The results reported in these unaudited Consolidated Financial Statements are not necessarily indicative of the results that may be expected for any subsequent interim period or the entire year. These unaudited Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”). The consolidated balance sheet as of December 31, 2019 included herein was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
The preparation of the Company’s unaudited Consolidated Financial Statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These statements include all adjustments (which include only normal recurring adjustments, except as disclosed) that management considers necessary to present a fair statement of the Company’s results for such interim periods.
These unaudited Consolidated Financial Statements include HMS accounts and transactions and those of the Company’s wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
(b) Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies that are referenced in the 2019 Form 10-K.

Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”). ASU 2016-13 introduces the current expected credit losses methodology for estimating allowances for credit losses. ASU 2016-13 applies to all financial instruments carried at amortized cost and off-balance-sheet credit exposures not accounted for as insurance, including loan commitments, standby letters of credit, and financial guarantees. The new accounting standard does not apply to trading assets, loans held for sale, financial assets for which the fair value option has been elected, or loans and receivables between entities under common control. ASU 2016-13 is effective for public entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this guidance on January 1, 2020. When developing an estimate of the Company's expected credit losses, the Company considers all relevant information regarding the collectability of cash flows including historical information, customers' credit history and current financial conditions, industry trends and reasonable and supportable forecasts of future economic conditions over the contractual life of the receivable. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software. ASU 2018-15 is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2020. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements ("ASU 2018-13"). The objective of the ASU is to improve the disclosures related to fair value measurement by removing, modifying, or adding disclosure requirements related to recurring and non-recurring fair value measurements. ASU 2018-13 is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2020. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.
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

2.  Revenue Recognition
The Company’s revenue disaggregated by solution for the three months ended March 31, 2020 and 2019 was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Coordination of Benefits	$118,056	$105,851
Payment Integrity	39,308	27,726
Population Health Management	14,048	14,376
Total	$171,412	$147,953
Coordination of benefits revenue is derived from contracts with state governments, Medicaid managed care plans, and commercial entities that can span years with the option to renew. Types of service contracts could include: (a) the identification of erroneously paid claims; (b) the delivery of verified commercial insurance coverage information; (c) the identification of paid claims where another third party is liable; and (d) the identification and enrollment of Medicaid members who have access to employer insurance. Most of these types of service contracts contain multiple promises, all of which are not distinct within the context of the contract. Therefore, the promises represent a single, distinct performance obligation for the types of services we offer. Revenue derived from these performance obligations is largely based on variable consideration where, based on the number of claims or amount of findings the Company identified, a contingent or fixed transaction price/recovery percentage is allocated to each distinct performance obligation. The Company utilizes the expected value method to estimate the variable consideration related to the transaction price for its service contracts. Key inputs and assumptions in determining variable consideration include identified pricing and expected recoveries and/or savings. The expected recoveries and/or savings are based on historical experience of information received from our customers. Revenue is primarily recognized at a point in time when our customers realize economic benefits from our services when our services are completed. However, we have a limited number of fixed fee arrangements where revenue is recognized over time as performance obligations are satisfied within one to three years. Generally, coordination of benefit contract payment terms are not standardized within the respective contract; however, payment is typically due on demand and there is a clear and distinct history of customers making consistent payments.
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
Payment accuracy revenue consists of revenue for our coordination of benefits and payment integrity services.
Population health management revenue is derived from contracts with health plans and other risk-bearing entities that can span years with the option to renew. Types of service contracts could include: (a) programs designed to improve member engagement; and (b) outreach services designed to improve clinical outcomes. Most of these types of service contracts contain multiple promises, all of which are not distinct within the context of the contract. Therefore, the promises represent a single, distinct performance obligation for the types of services we offer. Revenue derived from these services is largely based on consideration associated with prices per order/transfer and PMPM/PMPY fees. The Company believes the output method is a reasonable measure of progress for the satisfaction of our performance obligations, which are satisfied over time, as it provides a faithful depiction of (1) our performance toward complete satisfaction of the performance obligation under the contract and (2) the value transferred to the customer of the services performed under the contract. The Company has elected the right to invoice practical expedient for recognition of revenue related to its performance obligations when the amount we have the right to invoice the customer corresponds directly with the value to the customer. Additionally, we have a limited number of fixed fee arrangements where revenue is recognized over time as performance obligations are satisfied within one to three years. Generally, population health management contract payment terms are stated within the contract and are due within an explicitly stated time period (e.g., 30, 45, 60 days) from the date of invoice. A portion of the payment received may relate to future performance obligations and will result in an increase to deferred revenue until the obligation has been met.
The Company's accounts receivable balance is net of estimated variable consideration of $18.8 million and $17.1 million as of March 31, 2020 and December 31, 2019, respectively, related to revenue recognized based on expected recoveries and/or savings.

The Company’s revenue disaggregated by market for the three months ended March 31, 2020 and 2019 was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Commercial	$88,750	$76,259
State	68,669	61,742
Federal	13,993	9,952
Total	$171,412	$147,953
A portion of the Company’s services are deferred and revenue is recognized at a later time. Deferred revenue was approximately $6.4 million and $4.2 million as of March 31, 2020 and December 31, 2019, respectively, and is included in Accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets. Approximately $1.0 million of the December 31, 2019 balance was recognized in revenue during the three months ended March 31, 2020.
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
In connection with coordination of benefits and certain payment integrity services, lockboxes and their associated bank accounts are set up to support recoveries and remittances. Generally, these bank accounts are for the benefit of the Company’s customers. Customer cash held in Company bank accounts for the benefit of the customer was approximately $18.0 million and $21.9 million as of March 31, 2020 and December 31, 2019, respectively. This amount is included in cash and cash equivalents and other current liabilities on the accompanying Consolidated Balance Sheet.
3. Acquisitions
(a)Accent

On December 23, 2019, HMS acquired West Claims Recovery Services, LLC (“Accent”), a payment accuracy and cost containment business, for aggregate consideration of cash in the amount of $158.6 million, which was funded through cash on hand. The purchase price is subject to certain post-closing purchase price adjustments and the initial purchase price allocation as of the date of acquisition was based on a preliminary valuation. Estimates and assumptions for which the Company is still obtaining or evaluating information are subject to change up to one year from the acquisition date as additional information becomes available and adjustments may require a change in the amounts allocated to goodwill during the periods in which the adjustments are determined. As of March 31, 2020, HMS has not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to: receivables; intangible assets; accounts payable and accrued liabilities; potential loss contracts; and goodwill.

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

The preliminary allocation of the purchase price to the fair value of the assets acquired and the liabilities assumed as of December 23, 2019, the effective date of the acquisition, was as follows (in thousands):

Cash and cash equivalents	$9,400
Accounts receivable	10,736
Prepaid expenses	129
Property and equipment	2,878
Intangible assets	68,400
Goodwill	79,997
Other assets	489
Accounts payable and accrued liabilities	(13,395)
Total purchase price	$158,634

As of the period ended March 31, 2020, the Company made refinements to the December 23, 2019 preliminary purchase price allocation as reported at December 31, 2019. These refinements resulted in an increase in accounts receivable and a decrease to goodwill of approximately $1.5 million. Substantially all the receivables acquired are expected to be collectible.

The purchase price allocated to the intangible assets acquired was as follows (in thousands, except for useful life):

	Useful Life (in years)
Customer relationships	12	$67,000
Trade name	3	1,400
Fair value of intangibles acquired		$68,400

We incurred $2.1 million of acquisition related costs related to the Accent acquisition for the year ended December 31, 2019. The costs include consulting, legal and transaction costs, and have been recorded in selling, general and administrative expenses.

The financial results of Accent's operations since the date of acquisition have been included in the Company’s consolidated financial statements. Accent contributed approximately $10.9 million in revenue to HMS results of operations for the three months ended March 31, 2020.

(b) VitreosHealth
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
The results of VitreosHealth's operations since the date of acquisition have been included in the Company's consolidated financial statements and are not considered material.

4.  Intangible Assets, Goodwill and Other Assets
(a) Intangible Assets
Intangible assets consisted of the following (in thousands, except for weighted average amortization period):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period in Years
March 31, 2020
Customer relationships	$125,423	$(14,172)	$111,251	11.8
Trade names	1,400	(128)	1,272	2.7
Intellectual property	27,700	(12,053)	15,647	3.8
Total	$154,523	$(26,353)	$128,170

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period in Years
December 31, 2019
Customer relationships	$135,290	$(21,637)	$113,653	12.1
Trade names	1,536	(147)	1,389	3.0
Intellectual property	27,700	(10,893)	16,807	3.7
Total	$164,526	$(32,677)	$131,849
Amortization expense of intangible assets is expected to approximate the following (in thousands):

Year ending December 31,	Amortization
2020 (excluding the three months ended March 31, 2020)	$11,016
2021	14,247
2022	14,197
2023	11,405
2024	10,330
Thereafter	66,975
Total	$128,170
For the three months ended March 31, 2020 and 2019, amortization expense related to intangible assets was $3.7 million and $2.3 million, respectively.
(b) Goodwill
As a result of the Accent acquisition, the changes in the carrying amount of goodwill were as follows (in thousands):

Balance at December 31, 2019	$599,351
Accent acquisition	(1,548)
Balance at March 31, 2020	$597,803

(c) Other Assets
Included in Other assets are Level 1 equity investments with a cost basis of $7.4 million. As of March 31, 2020 and December 31, 2019, the fair value measurement of the equity instrument was $8.6 million and $7.9 million, respectively. There were no sales, settlements issuances or transfers related to this level 1 instrument.
The Company recorded net unrealized gains of $0.7 million for the three months ended March 31, 2020. There were no realized or unrealized gains in the three months ended March 31, 2019. These gains are reflected as a component of Other income in the accompanying Consolidated Statements of Income.

5.  Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accounts payable, trade	$14,474	$12,246
Accrued compensation and other	19,533	36,827
Accrued operating expenses	40,704	42,045
Current portion of lease liabilities	6,531	6,629
Total accounts payable, accrued expenses and other liabilities	$81,242	$97,747

6.  Income Taxes
The Company’s effective tax rate increased to 25.7% for the three months ended March 31, 2020 from (9.3)% for the three months ended March 31, 2019. The effective tax rate for the three months ended March 31, 2020 includes immaterial discrete tax benefits related to net equity compensation deductions. For the three months ended March 31, 2020, the differences between the federal statutory rate and our effective tax rate are tax expense items related to state taxes, equity compensation impacts, unrecognized tax benefits, including interest, officer compensation deduction limits, research and development tax credits, and other permanent differences. The Company has current period foreign income tax expense and includes global intangible low-taxed income as current period income tax expense, both of which are not material to the overall financial statements.
Included in Other liabilities on the Consolidated Balance Sheets, are the total amount of unrecognized tax benefits (net of the federal benefit for state issues) of approximately $4.4 million and $4.2 million, as of March 31, 2020 and December 31, 2019, respectively, that, if recognized, would favorably affect the Company’s future effective tax rate. Also included in Other liabilities on the Consolidated Balance Sheets, are accrued liabilities for interest expense and penalties related to unrecognized tax benefits of $0.8 million and $0.7 million as of March 31, 2020 and December 31, 2019, respectively. HMS includes interest expense and penalties in the provision for income taxes in the unaudited Consolidated Statements of Income. The amount of interest expense (net of federal and state income tax benefits) and penalties in the unaudited Consolidated Statements of Income for the three months ended March 31, 2020 and 2019 was $0.1 million and $0.2 million, respectively. The Company believes it is reasonably possible that the amount of unrecognized tax benefits may decrease by $1.6 million over the next twelve months, due to the expiration of the statute of limitations in federal and various state jurisdictions.

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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was enacted in response to the novel coronavirus (COVID-19) pandemic. The CARES Act includes numerous provisions relating to, among other things, refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss amounts and carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Due to the recent enactment of the CARES Act, the Company is currently analyzing the potential impacts of this legislation on its financial position and results of operations.

7. Liability For Appeals
Under the Company’s contracts with certain commercial health plan customers and its Medicare Recovery Audit Contractor (“RAC”) contract with the Centers for Medicare & Medicaid Services (“CMS”) (included within the Company’s payment integrity services revenue), providers have the right to appeal HMS claim findings and to pursue additional appeals if the initial appeal is found in favor of HMS’s customer. To the extent the amount to be returned to providers following a successful appeal exceeds or is less than the amount recorded, revenue in the applicable period would be reduced or increased by such amount. The liability for appeals balance was approximately $3.9 million and $3.6 million as of March 31, 2020 and December 31, 2019, respectively.

8.  Credit Agreement
In May 2013, we entered into a credit agreement (as amended and restated, the "Credit Agreement") with certain lenders and Citibank, N.A. as administrative agent. The Credit Agreement originally provided for an initial $500 million five-year revolving credit facility maturing on May 3, 2018.
On December 19, 2017, the Company entered into an amendment to the Credit Agreement, which, among other things, extended the maturity of its then existing $500 million revolving credit facility by five years to December 2022 (the "Amended Revolving Facility").The availability of funds under the Amended Revolving Facility includes sublimits for (a) up to $50 million for the issuance of letters of credit and (b) up to $25 million for swingline loans. In addition, the Company may increase the commitments under the Amended Revolving Facility and/or add one or more incremental term loan facilities, provided that such incremental facilities do not exceed in the aggregate the sum of (i) the greater of $120 million and 100% of Consolidated EBITDA (as defined in the Credit Agreement) and (ii) an additional amount so long as our first lien leverage ratio (as defined in the Credit Agreement) on a pro forma basis is not greater than 3.00:1.00, subject to obtaining commitments from the lenders and meeting certain other conditions.
As of March 31, 2020 and December 31, 2019, the outstanding principal balance due on the Amended Revolving Facility was $240 million. No principal payments were made against the Amended Revolving Facility during the three months ended March 31, 2020.

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
The Amended Revolving Facility is secured, subject to certain customary carve-outs and exceptions, by a first priority lien and security interest in substantially all tangible and intangible assets of the Company and certain subsidiaries of the Company. The Amended Revolving Facility contains certain restrictive covenants, which affect, among other things, the ability of the Company and its subsidiaries to incur indebtedness, create liens, make investments, sell or otherwise dispose of assets, engage in mergers or consolidations with other entities, and pay dividends or repurchase stock. The Company is also required to comply, on a quarterly basis, with two financial covenants: (i) a minimum interest coverage ratio of 3:00:1:00, and (ii) a maximum consolidated leverage ratio of 4.25:1.00 from and after January 2020. The consolidated leverage ratio is subject to a step-up to 5.25:1.00 for four full consecutive fiscal quarters following a permitted acquisition or similar investment. As of March 31, 2020, the Company was in compliance with all terms of the Credit Agreement.
Interest expense and the commitment fees on the unused portion of the Company’s Amended Revolving Facility were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Interest expense	$1,925	$2,526
Commitment fees	160	156
As of March 31, 2020 and December 31, 2019, the unamortized balance of deferred origination fees and debt issuance costs was $1.6 million and $1.7 million, respectively. For the three month periods ended March 31, 2020 and 2019, HMS amortized $0.1 million and $0.1 million, respectively, of interest expense related to the Company’s deferred origination fees and debt issue costs.

9.  Earnings Per Share
The following table reconciles the basic to diluted weighted average common shares outstanding using the treasury stock method (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Net income	$12,682	$19,642

Weighted average common shares outstanding-basic	88,202	85,853
Plus: net effect of dilutive stock options and restricted stock units	1,399	2,761
Weighted average common shares outstanding-diluted	89,601	88,614
Net income per common share -- basic	$0.14	$0.23
Net income per common share -- diluted	$0.14	$0.22
For the three months ended March 31, 2020 and 2019, (i) 1,015,141 and 215,353 stock options, respectively, and (ii) restricted stock units representing 5,053 and 120,516 shares of the Company's common stock, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

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
(b) Stock-Based Compensation Expense
Total stock-based compensation expense in the Company’s unaudited Consolidated Statements of Income related to the Company’s long-term incentive award plans was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of services-compensation	$3,849	$4,124
Selling, general and administrative	9,661	6,855
Total	$13,510	$10,979
(c) Stock Options
For the three months ended March 31, 2020 and 2019, stock-based compensation expense related to stock options was approximately $5.6 million and $4.8 million, respectively.
Presented below is a summary of stock option activity for the three months ended March 31, 2020 (in thousands, except for weighted average exercise price and weighted average remaining contractual terms):

	Number of Options	Weighted Average Exercise Price	Weighted Average- Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding balance at December 31, 2019	2,411	$23.43
Granted	1,028	27.34
Exercised	(14)	8.97
Forfeitures	—	—
Expired	—	—
Outstanding balance at March 31, 2020	3,425	$24.68	7.93	$12,430
Expected to vest at March 31, 2020	1,363	$28.72	9.34	$1,267
Exercisable at March 31, 2020	1,613	$20.31	6.42	$10,612

During the three months ended March 31, 2020 and 2019, the Company received proceeds of $0.1 million and $23.1 million, respectively, for the issuance of 13,561 and 1,443,685 shares of common stock upon the exercise of outstanding stock options, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2020 and 2019 was $0.2 million and $25.8 million, respectively.
As of March 31, 2020, there was approximately $7.9 million of total unrecognized compensation cost related to stock options outstanding, which is expected to be recognized over a weighted average period of 1.6 years.
The weighted-average grant date fair value per share of the stock options granted during the three months ended March 31, 2020 and 2019 was $8.91 and $13.82, respectively. HMS estimated the fair value of each stock option grant on the date of grant using a Black-Scholes option pricing model and weighted–average assumptions set forth in the following table:

	Three Months Ended March 31,
	2020	2019
Expected dividend yield	0%	0%
Risk-free interest rate	1.2%	2.5%
Expected volatility	41.1%	40.9%
Expected life (years)	6.3	6.4
The total tax benefits recognized on stock-based compensation related to stock options for the three months ended March 31, 2020 and 2019 was $2.6 million and $11.3 million, respectively.
(d) Restricted Stock Units
For the three months ended March 31, 2020 and 2019, stock-based compensation expense related to restricted stock units was approximately $7.9 million and $6.1 million, respectively.
Presented below is a summary of restricted stock units activity for the three months ended March 31, 2020 (in thousands, except for weighted average grant date fair value per unit):

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Outstanding balance at December 31, 2019	1,239	$21.37
Granted	693	23.78
Vesting of restricted stock units, net of units withheld for taxes	(293)	22.67
Units withheld for taxes	(141)	22.67
Forfeitures	(1)	24.36
Outstanding balance at March 31, 2020	1,497	$21.60

As of March 31, 2020, 1,224,176 restricted stock units remained unvested and there was approximately $18.3 million of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average vesting period of 1.6 years.

11. Commitments and Contingencies

In February 2018, the Company received a Civil Investigative Demand (“CID”) from the Texas Attorney General, purporting to investigate possible unspecified violations of the Texas Medicaid Fraud Prevention Act. In March 2018, the Company provided certain documents and information in response to the CID. HMS has not received any further requests from the government in connection with this CID.
In September 2018, a former employee filed an action in the New York County Supreme Court entitled Christopher Frey v. Health Management Systems, Inc. alleging retaliation under New York law. The complaint seeks recovery of an unspecified amount of monetary damages, including back pay and other compensatory and equitable relief. In May 2019, the Court heard oral arguments on the Company's motion to dismiss. The motion remains pending before the Court. The Company continues to believe that this claim is without merit and intends to vigorously defend this matter.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and financial condition of HMS. You should read this discussion and analysis in conjunction with the other sections of this Form 10-Q, including the Cautionary Note Regarding Forward-Looking Statements appearing prior to Part I, the information in Part II, Item 1A and the unaudited Consolidated Financial Statements and Notes thereto included in Part I, Item 1. The historical results set forth in Part I of this Form 10-Q should not be taken as necessarily indicative of our future operations or financial results.

Business Overview
At HMS, our mission is to make healthcare work better for everyone. We deliver healthcare technology, analytics and engagement solutions that advance the healthcare system by helping healthcare organizations reduce costs, improve health outcomes and enhance consumer experiences. Our comprehensive solutions include a broad range of payment accuracy and population health management services that offer value throughout the healthcare continuum. Through our solutions, we save billions of dollars annually for our customers while helping consumers lead healthier lives. HMS is managed and operates as one business segment with a single management team that reports to the Chief Executive Officer.
We serve state Medicaid programs, commercial health plans, federal government health agencies, government and private employers, CHIPs and other healthcare payers. We also serve as a subcontractor for certain business outsourcing and technology firms. As of March 31, 2020, our customer base included the following:
▪over 40 state Medicaid programs;
▪approximately 325 health plans, including 22 of the top 25 health plans nationally (based on membership) in support of their multiple lines of business, including Medicaid managed care, Medicare Advantage and group and individual health;
▪over 150 private employers;
▪CMS, VA and the Centers for Disease Control and Prevention; and
▪PBMs, third-party administrators and other risk-bearing entities, including independent practice associations, hospital systems, ACOs and specialty care organizations.
COVID-19 Impact
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which has spread globally and throughout the United States. We have taken a number of precautionary and preemptive steps to protect the safety and well-being of our employees while ensuring continuity of service to our clients, including, transitioning all of our employees to working remotely, suspending non-essential employee travel, canceling participation in industry events and in-person group meetings, promoting social distancing and enhanced cleaning and sanitization efforts across office locations, and implementing protocols to quarantine employees who may have been exposed to COVID-19, or show relevant symptoms. We also commenced preparedness plans at our facilities to maintain continuity of operations, which provide for flexible work arrangements, and we have moved to a remote working environment without any significant disruptions to our business or control processes. Our management team is actively monitoring the situation and in constant communication with our workforce as well as with our customers and vendors. While COVID-19 has not had a material adverse effect on our operations to date, the extent of the impact in the future, if any, will depend on future developments, which are highly uncertain and cannot be predicted. We are closely monitoring the impact of COVID-19 on all aspects of our business, and may take further actions as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers and partners. As the conditions surrounding COVID-19 continue to evolve rapidly, we will continue to actively manage our response in collaboration with customers, government officials and stakeholders, and assess any potential impacts to our financial position and operating results, as well as adverse developments in our business. For further information regarding the effect of COVID-19 on the Company, please see Part II, Item 1A. Risk Factors to this Form 10-Q, which is incorporated herein by reference.
Critical Accounting Policies and Estimates
Since the date of our 2019 Form 10-K, there have been no material changes to our critical accounting policies. Information regarding our critical accounting policies can be found in our 2019 Form 10-K under “Critical Accounting Policies and Estimates” in Part II, Item 7 and “Business and Summary of Significant Accounting Policies” in Note 1 to the Consolidated Financial Statements under Part II, Item 8.
As of the date of the unaudited Consolidated Financial Statements presented in this Form 10-Q, there have been no material financial impacts on our operations resulting from the COVID-19 pandemic. However, the future effects of this pandemic on economic and market conditions is uncertain and increases the subjectivity that will be involved in evaluating our estimates and assumptions underlying our critical accounting policies. Any events and changes in circumstances arising after March 31, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.
RESULTS

As of and for the three months ended March 31, 2020 and March 31, 2019
▪ Revenue of $171.4 million increased $23.4 million, or 15.9% over the same quarter in 2019; and
▪ Operating income of $18.5 million decreased by $1.2 million as compared to operating income of $19.7 million in the same quarter of the prior year.

Comparison of Three Months Ended March 31, 2020 to March 31, 2019

	Three Months Ended
dollars in millions	March 31,		$ Change	% Change
	2020	2019	2020 vs 2019
Revenue	$171.4	$148.0	$23.4	15.9%
Cost of services:
Compensation	67.5	57.5	10.0	17.4
Direct project and other operating expenses	24.9	20.2	4.7	23.3
Information technology	14.9	13.1	1.8	13.7
Occupancy	4.3	4.1	0.2	4.9
Amortization of acquisition related software and intangible assets	5.5	4.1	1.4	34.1
Total cost of services	117.1	99.0	18.1	18.3
Selling, general and administrative expenses	35.8	29.3	6.5	22.2
Total operating expenses	152.9	128.3	24.6	19.2
Operating income	18.5	19.7	(1.2)	(6.1)
Interest expense	(2.3)	(2.8)	0.5	(17.9)
Interest income	0.2	1.0	(0.8)	(80.0)
Other income	0.7	—	0.7	100.0
Income before income taxes	17.1	17.9	(0.8)	4.5
Income taxes	4.4	(1.7)	6.1	(358.8)
Net income	$12.7	$19.6	$(6.9)	(35.2)%

Revenue (in millions)

Three Months Ended March 31 – 2020 vs. 2019
During the three months ended March 31, 2020, revenue was $171.4 million, an increase of $23.4 million or 15.9% compared to revenue of $148.0 million for the prior year quarter.

▪By solution:
◦Coordination of benefits revenue increased $12.2 million or 11.5%, largely driven by Accent related revenue of $10.9 million.
◦Payment integrity revenue increased $11.6 million or 41.8% primarily due to an increased volume of claims activity.

▪By market:
◦Commercial health plan market revenue increased $12.5 million or 16.4%, which was primarily attributable to Accent related revenue of $10.9 million.
◦Federal government market revenue increased $4.0 million or 40.6% compared to the prior year quarter primarily due to increased federal related claims processed.
◦State government market revenue increased by $6.9 million or 11.2%, which was attributable to expanded scopes and yield improvements.
Total Cost of Services (in millions)
Three Months Ended March 31 – 2020 vs. 2019
During the three months ended March 31, 2020, total cost of services was $117.1 million, an increase of $18.1 million or 18.3% compared to $99.0 million for the prior year quarter.

▪Compensation expense increased by $10.0 million primarily due to payroll related costs as a result of the VitreosHealth and Accent acquisitions in the third and fourth quarters of 2019.
▪Direct project and other operating costs increased by $4.7 million due to increased labor and professional fees utilized to support acquisition related activities and other initiatives.
▪Information technology expense increased by $1.8 million due to an increase in the amortization of capitalized software, and other computer and equipment related costs.
▪Amortization of acquisition related software and intangible assets increased by $1.4 million due to an increase in intangible assets following the acquisition of VitreosHealth and Accent in the third and fourth quarters of 2019.

Selling, General and Administrative expenses (in millions)

Three Months Ended March 31 – 2020 vs. 2019
During the three months ended March 31, 2020, SG&A expense was $35.8 million, an increase of $6.5 million or 22.2% compared to $29.3 million for the prior year quarter.

▪Compensation costs increased $4.1 million compared to the prior year quarter due to an increase in payroll related costs and stock compensation.
▪Professional and consulting fees increased $1.3 million compared to the prior year quarter, primarily related to the acquisition of Accent which occurred in the fourth quarter of 2019.
Income Taxes
Three Months Ended March 31 – 2020 vs. 2019
The Company’s effective tax rate increased to 25.7% for the three months ended March 31, 2020 compared to (9.3)% for the three months ended March 31, 2019. The effective tax rate for the three months ended March 31, 2020 included an immaterial amount of discrete tax benefits related to net equity compensation deductions. Excluding the above mentioned immaterial discrete tax items, our normalized effective tax rate would approximate 25.7% for the three months ended March 31, 2020. For the three months ended March 31, 2020, the differences between the federal statutory rate and our effective tax rate are tax items related to state taxes, equity compensation impacts, unrecognized tax benefits, including interest, officer compensation deduction limits, research and development tax credits, and other permanent differences.
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic, which provides numerous tax provisions and other stimulus measures. Due to the recent enactment of this legislation, the Company continues to assess the potential impacts the CARES Act may have on its financial position and results of operations.

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
Our cash and cash equivalents, working capital and available borrowings under our revolving credit facility (based upon the borrowing base and financial covenants in our Credit Agreement) were as follows (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$148,033	$139,268
Working capital	$321,105	$296,093
Available borrowings under credit facility	$253,500	$253,500
The following is a summary of our cash flows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$17,094	$28,522
Net cash used in investing activities	(5,017)	(3,990)
Net cash (used in)/provided by financing activities	(3,312)	16,379
Net increase in cash and cash equivalents	$8,765	$40,911
Our principal sources of cash have been our cash flow from operations and our $500 million five-year revolving credit facility. Other sources of cash include proceeds from the exercise of stock options and tax benefits associated with stock option exercises. The primary uses of cash include, but are not limited to, acquisitions, strategic investments, capital investments, compensation expenses, data processing, direct project and other operating costs, SG&A expenses and other expenses.
We believe that expected cash flows from operations, available cash and cash equivalents, and funds available under our revolving credit facility will be sufficient to meet our liquidity requirements for the following year, which include:
▪ the working capital requirements of our operations;
▪ investments in our business; and
▪ business development activities.
Any projections of future earnings and cash flows are subject to substantial uncertainty, particularly in light of the rapidly changing market and economic conditions created by the COVID-19 pandemic. We may need to access debt and equity markets in the future if unforeseen costs or opportunities arise, to meet working capital requirements, fund acquisitions or investments or repay our indebtedness under the Credit Agreement. If we need to obtain new debt or equity financing in the future, the terms and availability of such financing may be impacted by economic and financial market conditions as well as our financial condition and results of operations at the time we seek additional financing. While we did not incur significant disruptions during the three months ended March 31, 2020 from COVID-19, we will continue to assess our liquidity needs and anticipated capital requirements as we move forward.

Cash Flows from Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2020 was $17.1 million, a $11.4 million decrease compared to net cash provided by operating activities of $28.5 million for the three months ended March 31, 2019. The decrease was primarily related to a $6.9 million decrease in net income and a $7.9 million decrease resulting from changes in operating assets and liabilities reconciling items.
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2020 was $5.0 million, a $1.0 million increase compared to net cash used in investing activities of $4.0 million for the three months ended March 31, 2019. The increase was primarily attributable to purchases of property and equipment and investment in capitalized software.
Cash Flows from Financing Activities
Net cash used in financing activities for the three months ended March 31, 2020 was $3.3 million, a $19.7 million decrease compared to net cash provided by financing activities of $16.4 million for the three months ended March 31, 2019. The decrease was primarily related to a $19.6 million decrease in proceeds from the exercise of stock options, net of payments of tax withholdings.
Contractual Obligations
There have been no material changes outside the ordinary course of business in our contractual obligations as presented in our 2019 Form 10-K.
Recently Issued Accounting Pronouncements
The information set forth under the caption “Summary of Significant Accounting Policies” in Note 1 to the unaudited Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the market risks discussed in Item 7A to Part II of our 2019 Form 10-K.

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
As required by Rule 13a-15(b) under the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that their objectives were met as of the end of the period covered by this Form 10-Q.
There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation of our controls performed during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
The information set forth under the caption “Commitments and Contingencies” in Note 11 to the unaudited Consolidated Financial Statements of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors
In addition to the information set forth in this Form 10-Q, the risks that are discussed in our 2019 Form 10-K, under the headings “Business” of Part I, Item 1, “Risk Factors” of Part I, Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II, Item 7 and “Quantitative and Qualitative Disclosures About Market Risk” of Part II, Item 7A, should be carefully considered as such risks could materially affect the Company’s business, financial condition or future results. Other than the risk factor set forth below, there has been no material change in the Company’s risk factors from those described in our 2019 Form 10-K.
The risks that are discussed in our 2019 Form 10-K and the risk factor set forth below are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may have a material adverse effect on the Company’s business, financial condition or future results.
The effects of the COVID-19 pandemic could disrupt our operations and adversely affect our business, financial condition, results of operations and cash flows.
The widespread outbreak of COVID-19 has created significant volatility, uncertainty, and disruption in economic activity and financial markets globally. Although the outbreak of COVID-19 did not materially adversely impact our results of operations for the three months ended March 31, 2020 and has not had a material adverse effect on our operations to date, there can be no assurance that COVID-19 will not have a material adverse effect on our future operational and financial performance. The extent to which COVID-19 could impact our operational and financial performance in future periods is currently uncertain and will depend on numerous evolving factors and future developments that we may not be able to accurately predict and to which we may not be able to respond. Such factors and developments include, but are not limited to: the duration, severity and spread of the outbreak; actions taken by government authorities to contain and mitigate COVID-19 and the effectiveness of such actions; the effect on the U.S. and global economies and actions taken in response; the overall impact on the businesses of our customers, partners, vendors and suppliers; the health of and effect on our workforce; the future effects to our operational and financial results of the changes we have made to protect the safety and well-being of our employees and future operational disruptions or challenges we may face; increased cybersecurity and information security risk as a result of the transition of our employees to a remote work environment; and how quickly and to what extent normal economic and operating conditions may resume. Further, our management has been intensely focused on mitigating COVID-19, which has required and will continue to require, a large investment of time, attention and resources. Although we have yet to experience a significant disruption of our operations as a result of the COVID-19 pandemic, a prolonged outbreak could, among other things, strain our business continuity plans, create delays in our growth and strategic initiatives, reduce our sales and marketing activities, limit our access to financing on favorable terms, increase the Company’s exposure to potential impairment charges related to goodwill and intangible assets, hinder our ability to support our clients and operate our business effectively, heighten the risk of disruption to our information and reporting systems and internal controls, including those over financial reporting and other risk management systems, or require us to incur substantial costs. We cannot predict the degree to which COVID-19 will ultimately impact our operations, however, the effects of the COVID-19 pandemic, alone or taken together, could adversely affect our future business, financial condition, results of operations and cash flows, and may also heighten other risks to which the Company is subject, including risks discussed in our 2019 Form 10-K.

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

Date:	May 11, 2020	HMS HOLDINGS CORP.

		By:	/s/ William C. Lucia
William C. Lucia President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Jeffrey S. Sherman
Jeffrey S. Sherman Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)