Form 10-Q
period 2020-06-30
HMS HOLDINGS CORP
filed 2020-08-10
CIK 1196501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

As of August 3, 2020, there were approximately 88,517,819 shares of the registrant’s common stock outstanding.

HMS HOLDINGS CORP. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

Glossary
Certain key terms used throughout this Form 10-Q and in our other filings are described below:

ACA	Patient Protections and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010
ACO	Accountable care organization
ADR	Additional documentation request
AI	Artificial intelligence
ASC	Accounting Standards Codification
ASO	Administrative service only
ASU	Accounting Standards Update
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CHIP	Children's Health Insurance Program
CMS	Centers for Medicare & Medicaid Services
CMS NHE	CMS National Health Expenditures
COB	Coordination of Benefits
COSO	Committee of Sponsoring Organizations of the Treadway Commission
Credit Agreement	Amended and Restated Credit Agreement dated as of May 3, 2013, as amended by Amendment No. 1 to Amended and Restated Credit Agreement dated as of March 8, 2017, and as further amended by Amendment No. 2 to Amended and Restated Credit Agreement, dated as of December 19, 2017, by and among HMS Holdings Corp. the Guarantors party thereto, the Lenders party thereto and Citibank, N.A. as Administrative Agent
DSO	Days sales outstanding
ERISA	Employment Retirement Income Security Act of 1974
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Form 10-Q	HMS Holdings Corp. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology for Economic and Clinical Health Act
IRC	Internal Revenue Code
IRS	U.S. Internal Revenue Service
LIBOR or LIBO Rate	Intercontinental Exchange London Interbank Offered Rate (or any successor rate determined in accordance with the Credit Agreement)
MCO	Managed care organization
ML	Machine learning
NLP	Natural language processing
PBM	Pharmacy benefit manager
PHI	Protected health information
PHM	Population Health Management
PI	Payment Integrity

PMPM	Per member per month
PMPY	Per member per year
R&D	Research and development
RAC	Recovery Audit Contractor
RFP	Request for proposal
ROU	Right-of-use
RPA	Robotic process automation
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general and administrative
TPL	Third-party liability
U.S. GAAP	United States Generally Accepted Accounting Principles
VA	U.S. Department of Veterans Affairs
2016 Omnibus Plan	HMS Holdings Corp. 2016 Omnibus Incentive Plan
2017 Tax Act	Tax Cuts and Jobs Act of 2017
2019 Form 10-K	HMS Holdings Corp. Annual Report on Form 10-K for the year ended December 31, 2019
2019 Omnibus Plan	HMS Holdings Corp. 2019 Omnibus Incentive Plan
401(k) Plan	HMS Holdings Corp. 401(k) Plan

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$193,071	$139,268
Accounts receivable, net	212,700	223,443
Prepaid expenses and other current assets	26,147	30,925
Income tax receivable	1,230	3,210
Deferred financing costs, net	564	564
Total current assets	433,712	397,410
Property and equipment, net	84,592	86,947
Goodwill	594,561	599,351
Intangible assets, net	124,433	131,849
Operating lease right-of-use assets	15,037	17,493
Deferred financing costs, net	827	1,109
Other assets	18,588	10,117
Total assets	$1,271,750	$1,244,276

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$89,355	$97,747
Liability for appeals	5,538	3,570
Total current liabilities	94,893	101,317
Long-term liabilities:
Revolving credit facility	240,000	240,000
Operating lease liabilities	12,414	14,881
Net deferred tax liabilities	25,391	25,587
Other liabilities	8,783	7,626
Total long-term liabilities	286,588	288,094
Total liabilities	381,481	389,411
Commitments and contingencies
Shareholders' equity:
Preferred stock -- $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock -- $0.01 par value; 175,000,000 shares authorized;102,173,154 shares issued and 88,509,960 shares outstanding at June 30, 2020; 101,766,468 shares issued and 88,103,566 shares outstanding at December 31, 2019	1,022	1,018
Capital in excess of par value	496,069	479,964
Retained earnings	528,754	509,459
Treasury stock, at cost: 13,663,194 shares at June 30, 2020 and December 31, 2019	(135,576)	(135,576)
Total shareholders' equity	890,269	854,865
Total liabilities and shareholders' equity	$1,271,750	$1,244,276
See accompanying Notes to the unaudited Consolidated Financial Statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$142,654	$168,182	$314,066	$316,135
Cost of services:
Compensation	62,394	58,322	129,849	115,775
Direct project and other operating expenses	22,984	20,742	47,879	40,941
Information technology	15,125	12,316	30,028	25,420
Occupancy	4,190	4,052	8,552	8,131
Amortization of acquisition related software and intangible assets	5,564	4,166	11,069	8,332
Total cost of services	110,257	99,598	227,377	198,599
Selling, general and administrative expenses	26,781	28,036	62,620	57,282
Total operating expenses	137,038	127,634	289,997	255,881
Operating income	5,616	40,548	24,069	60,254
Interest expense	(1,947)	(2,853)	(4,209)	(5,702)
Interest income	24	966	258	2,080
Other income	2,219	—	2,871	—
Income before income taxes	5,912	38,661	22,989	56,632
Income taxes	(701)	9,561	3,694	7,890
Net income	$6,613	$29,100	$19,295	$48,742

Basic income per common share:
Net income per common share -- basic	$0.07	$0.34	$0.22	$0.56
Diluted income per common share:
Net income per common share -- diluted	$0.07	$0.33	$0.21	$0.55
Weighted average shares:
Basic	88,244	85,956	88,328	86,524
Diluted	89,834	87,858	89,842	88,843
See accompanying Notes to the unaudited Consolidated Financial Statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common Stock and paid-in capital
Balance, beginning of period	$491,282	$454,087	$480,982	$426,737
Exercise of stock options	1,494	3,859	1,619	26,998
Stock-based compensation expense	4,440	4,802	17,950	15,781
Vesting of restricted stock units, net of shares withheld for employee tax	(125)	(179)	(3,460)	(6,947)
Balance, end of period	497,091	462,569	497,091	462,569
Retained earnings
Balance, beginning of period	522,141	441,877	509,459	422,235
Net income	6,613	29,100	19,295	48,742
Balance, end of period	528,754	470,977	528,754	470,977
Treasury stock
Balance, beginning of period	(135,576)	(135,576)	(135,576)	(135,576)
Purchase of treasury stock	—	—	—	—
Balance, end of period	(135,576)	(135,576)	(135,576)	(135,576)
Total shareholders' equity	$890,269	$797,970	$890,269	$797,970

Shares issued
Balance, beginning of period	102,073,527	100,745,077	101,766,468	98,924,501
Exercise of stock options	78,028	242,723	91,589	1,686,408
Vesting of restricted stock units, net of shares withheld for employee tax	21,599	26,606	315,097	403,497
Balance, end of period	102,173,154	101,014,406	102,173,154	101,014,406

Treasury Stock
Balance, beginning of period	13,663,194	13,663,194	13,663,194	13,663,194
Purchase of treasury stock	—	—	—	—
Balance, end of period	13,663,194	13,663,194	13,663,194	13,663,194
See accompanying Notes to the unaudited Consolidated Financial Statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net income	$19,295	$48,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	16,333	15,989
Amortization of intangible assets	7,416	4,677
Amortization of deferred financing costs	282	282
Stock-based compensation expense	17,950	15,781
Deferred income taxes	(196)	4,588
Noncash lease expense	2,456	2,366
Release of estimated liability for appeals, net	—	(10,478)
Changes in operating assets and liabilities:
Accounts receivable	13,040	(2,062)
Prepaid expenses and other current assets	4,778	(363)
Other assets	(8,471)	(1,200)
Income taxes receivable	1,980	9,386
Accounts payable, accrued expenses and other liabilities	(8,603)	(7,235)
Operating lease liabilities	(2,467)	(2,952)
Liability for appeals	1,968	605
Net cash provided by operating activities	65,761	78,126
Investing activities:
Acquisition of a business, net of cash acquired	1,530	—
Purchases of property and equipment	(3,143)	(945)
Investment in capitalized software	(8,359)	(7,465)
Net cash used in investing activities	(9,972)	(8,410)
Financing activities:
Proceeds from exercise of stock options	1,619	26,998
Payments of tax withholdings on behalf of employees for net-share settlements	(3,460)	(6,947)
Payments on capital lease obligations	(145)	(36)
Net cash (used in)/provided by financing activities	(1,986)	20,015
Net increase in cash and cash equivalents	53,803	89,731
Cash and Cash Equivalents
Cash and cash equivalents at beginning of year	139,268	178,946
Cash and cash equivalents at end of period	$193,071	$268,677

Supplemental disclosure of cash flow information:
Cash paid for income taxes/(refunds received), net of refunds	$1,107	$(6,509)
Cash paid for interest	$2,319	$5,524

Supplemental disclosure of non-cash activities:
Change in balance of accrued property and equipment purchases	$(2,476)	$250
See accompanying Notes to the unaudited Consolidated Financial Statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 and 2019
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
The preparation of the Company’s unaudited Consolidated Financial Statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions were considered and made in context with the information reasonably available to the Company and the unknown future impacts of the novel coronavirus (COVID-19) as of June 30, 2020 and through the date of this Form 10-Q. The statements include all adjustments (which include only normal recurring adjustments, except as disclosed) that management considers necessary to present a fair statement of the Company’s results for such interim periods.
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

Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”). ASU 2016-13 introduces the current expected credit losses methodology for estimating allowances for credit losses. ASU 2016-13 applies to all financial instruments carried at amortized cost and off-balance-sheet credit exposures not accounted for as insurance, including loan commitments, standby letters of credit, and financial guarantees. The new accounting standard does not apply to trading assets, loans held for sale, financial assets for which the fair value option has been elected, or loans and receivables between entities under common control. ASU 2016-13 is effective for public entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this guidance on January 1, 2020. When developing an estimate of the Company's expected credit losses, the Company considers all relevant information regarding the collectability of cash flows including historical information, customers' credit history and current financial conditions, industry trends and reasonable and supportable forecasts of future economic conditions over the contractual life of the receivable. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The objective of ASU 2020-04 is to provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is evaluating the impact, but does not expect this guidance to have a material impact on the Company’s consolidated financial statements.

2.  Revenue Recognition
The Company’s revenue disaggregated by solution for the three and six months ended June 30, 2020 and 2019 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Coordination of Benefits	$106,735	$105,094	$224,791	$210,945
Payment Integrity	24,408	49,121	63,717	76,847
Population Health Management	11,511	13,967	25,558	28,343
Total	$142,654	$168,182	$314,066	$316,135
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
The Company's accounts receivable balance is net of estimated variable consideration of $16.2 million and $17.1 million as of June 30, 2020 and December 31, 2019, respectively, related to revenue recognized based on expected recoveries and/or savings.

The Company’s revenue disaggregated by market for the three and six months ended June 30, 2020 and 2019 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Commercial	$74,313	$79,044	$163,063	$155,303
State	64,144	65,180	132,813	126,922
Federal	4,197	23,958	18,190	33,910
Total	$142,654	$168,182	$314,066	$316,135
A portion of the Company’s services are deferred and revenue is recognized at a later time. Deferred revenue was approximately $7.4 million and $4.2 million as of June 30, 2020 and December 31, 2019, respectively, and is included in Accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets. Approximately $2.1 million of the December 31, 2019 balance was recognized in revenue during the six months ended June 30, 2020.
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
In connection with coordination of benefits and certain payment integrity services, lockboxes and their associated bank accounts are set up to support recoveries and remittances. Generally, these bank accounts are for the benefit of the Company’s customers. Customer cash held in Company bank accounts for the benefit of the customer was approximately $16.7 million and $21.9 million as of June 30, 2020 and December 31, 2019, respectively. This amount is included in cash and cash equivalents and other current liabilities on the accompanying Consolidated Balance Sheet.
3. Acquisitions
(a)Accent

On December 23, 2019, HMS acquired West Claims Recovery Services, LLC (“Accent”), a payment accuracy and cost containment business, for aggregate consideration of cash in the amount of $157.6 million, net of post-closing adjustments, which was funded through cash on hand. Estimates and assumptions for which the Company is still obtaining or evaluating information are subject to change up to one year from the acquisition date as additional information becomes available and adjustments may require a change in the amounts allocated to goodwill during the periods in which the adjustments are determined. As of June 30, 2020, HMS has not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to: receivables; intangible assets; accounts payable and accrued liabilities; and goodwill.

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

The preliminary allocation of the purchase price to the fair value of the assets acquired and the liabilities assumed as of December 23, 2019, the effective date of the acquisition, as adjusted during the six months ended June 30, 2020, is as follows (in thousands):

Cash and cash equivalents	$9,916
Accounts receivable	11,485
Prepaid expenses	129
Property and equipment	2,878
Intangible assets	68,400
Goodwill	76,755
Other assets	489
Accounts payable and accrued liabilities	(12,431)
Total purchase price	$157,621

As of the period ended June 30, 2020, the Company made refinements to the December 23, 2019 preliminary purchase price allocation as reported at December 31, 2019. These refinements, primarily related to working capital, resulted in an increase in accounts receivable of $2.3 million, an increase in cash and cash equivalents of $0.5 million, a decrease in accounts payable and accrued liabilities of $1.0 million, a decrease in goodwill of approximately $4.8 million and an overall decrease in the total consideration paid due to post-closing adjustments of $1.0 million. Substantially all the receivables acquired are expected to be collectible.

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

The financial results of Accent's operations since the date of acquisition have been included in the Company’s consolidated financial statements. For the three and six months ended June 30,

2020, Accent contributed approximately $10.8 million and $21.7 million in revenue to HMS results of operations, respectively.
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

4.  Intangible Assets, Goodwill and Other Assets
(a) Intangible Assets
Intangible assets consisted of the following (in thousands, except for weighted average amortization period):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period in Years
June 30, 2020
Customer relationships	$125,423	$(16,574)	$108,849	11.6
Trade names	1,400	(245)	1,155	2.5
Intellectual property	27,700	(13,271)	14,429	3.7
Total	$154,523	$(30,090)	$124,433

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period in Years
December 31, 2019
Customer relationships	$135,290	$(21,637)	$113,653	12.1
Trade names	1,536	(147)	1,389	3.0
Intellectual property	27,700	(10,893)	16,807	3.7
Total	$164,526	$(32,677)	$131,849
Amortization expense of intangible assets is expected to approximate the following (in thousands):

Year ending December 31,	Amortization
2020 (excluding the six months ended June 30, 2020)	$7,240
2021	14,247
2022	14,235
2023	11,405
2024	10,330
Thereafter	66,976
Total	$124,433
For the three months ended June 30, 2020 and 2019, amortization expense related to intangible assets was $3.7 million and $2.3 million, respectively.
For the six months ended June 30, 2020 and 2019, amortization expense related to intangible assets was $7.4 million and $4.7 million, respectively.
(b) Goodwill
As a result of adjustments relating to the Accent acquisition, the changes in the carrying amount of goodwill were as follows (in thousands):

Balance at December 31, 2019	$599,351
Accent acquisition - Adjustment	(4,790)
Balance at June 30, 2020	$594,561

(c) Other Assets
Included in Other assets is a Level 1 equity investment with a cost basis of $7.4 million. As of June 30, 2020 and December 31, 2019, the fair value measurement of the equity instrument was $10.8 million and $7.9 million, respectively. There were no sales, settlements issuances or transfers related to this level 1 instrument.
The Company recorded net unrealized gains of $2.2 million and $2.9 million for the three and six months ended June 30, 2020, respectively. There were no realized or unrealized gains in the three and six months ended June 30, 2019. These gains are reflected as a component of Other income in the accompanying Consolidated Statements of Income.

5.  Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accounts payable, trade	$15,718	$12,246
Accrued compensation and other	27,870	36,827
Accrued operating expenses	39,179	42,045
Current portion of lease liabilities	6,588	6,629
Total accounts payable, accrued expenses and other liabilities	$89,355	$97,747

6.  Income Taxes
The Company’s effective tax rate increased to 16.1% for the six months ended June 30, 2020 from 13.9% for the six months ended June 30, 2019. The effective tax rate for the six months ended June 30, 2020 includes discrete tax benefits primarily related to a prior year R&D credit true-up and net equity compensation deductions. For the six months ended June 30, 2020, the differences between the federal statutory rate and our effective tax rate are tax expense items related to state taxes, equity compensation impacts, unrecognized tax benefits, including interest, officer compensation deduction limits, research and development tax credits, and other permanent differences. The Company has current period foreign income tax expense and includes global intangible low-taxed income as current period income tax expense, both of which are not material to the overall financial statements.
Included in Other liabilities on the Consolidated Balance Sheets, are the total amount of unrecognized tax benefits (net of the federal benefit for state issues) of approximately $5.0 million and $4.2 million, as of June 30, 2020 and December 31, 2019, respectively, that, if recognized, would favorably affect the Company’s future effective tax rate. Also included in Other liabilities on the Consolidated Balance Sheets, are accrued liabilities for interest expense and penalties related to unrecognized tax benefits of $0.9 million and $0.7 million as of June 30, 2020 and December 31, 2019, respectively. HMS includes interest expense and penalties in the provision for income taxes in the unaudited Consolidated Statements of Income. The amount of interest expense (net of federal and state income tax benefits) and penalties in the unaudited Consolidated Statements of Income for the six months ended June 30, 2020 and 2019 was $0.2 million and $0.3 million, respectively. The Company believes it is reasonably possible that the amount of unrecognized tax benefits may decrease by $1.6 million over the next twelve months, due to the expiration of the statute of limitations in federal and various state jurisdictions.

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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was enacted in response to the COVID-19 pandemic. The CARES Act includes numerous provisions relating to, among other things, refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss amounts and carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company continues to analyze the potential impacts of this legislation on its financial position and results of operations.

7. Liability For Appeals
Under the Company’s contracts with certain commercial health plan customers and its Medicare Recovery Audit Contractor (“RAC”) contract with the Centers for Medicare & Medicaid Services (“CMS”) (included within the Company’s payment integrity services revenue), providers have the right to appeal HMS claim findings and to pursue additional appeals if the initial appeal is found in favor of HMS’s customer. To the extent the amount to be returned to providers following a successful appeal exceeds or is less than the amount recorded, revenue in the applicable period would be reduced or increased by such amount. The liability for appeals balance was approximately $5.5 million and $3.6 million as of June 30, 2020 and December 31, 2019, respectively.

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
As of June 30, 2020 and December 31, 2019, the outstanding principal balance due on the Amended Revolving Facility was $240 million. No principal payments were made against the Amended Revolving Facility during the six months ended June 30, 2020.

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
In addition to paying interest on the outstanding principal, the Company is required to pay unused commitment fees on the Amended Revolving Facility during the term of the Credit Agreement ranging from 0.375% to 0.250% per annum based on the Company’s consolidated leverage ratio and letter of credit fees equal to 0.125% per annum on the aggregate face amount of each letter of credit, as well as customary agency fees. As part of a contractual agreement with a customer, the Company has an outstanding irrevocable letter of credit for $6.5 million, which is issued against the Amended Revolving Facility and expires June 30, 2021.
The Amended Revolving Facility is secured, subject to certain customary carve-outs and exceptions, by a first priority lien and security interest in substantially all tangible and intangible assets of the Company and certain subsidiaries of the Company. The Amended Revolving Facility contains certain restrictive covenants, which affect, among other things, the ability of the Company and its subsidiaries to incur indebtedness, create liens, make investments, sell or otherwise dispose of assets, engage in mergers or consolidations with other entities, and pay dividends or repurchase stock. The Company is also required to comply, on a quarterly basis, with two financial covenants: (i) a minimum interest coverage ratio of 3:00:1:00, and (ii) a maximum consolidated leverage ratio of 4.25:1.00 from and after January 2020. The consolidated leverage ratio is subject to a step-up to 5.25:1.00 for four full consecutive fiscal quarters following a permitted acquisition or similar investment. As of June 30, 2020, the Company was in compliance with all terms of the Credit Agreement.
Interest expense and the commitment fees on the unused portion of the Company’s Amended Revolving Facility were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest expense	$1,592	$2,524	$3,517	$5,050
Commitment fees	160	160	320	316
As of June 30, 2020 and December 31, 2019, the unamortized balance of deferred origination fees and debt issuance costs was $1.4 million and $1.7 million, respectively. For the six month periods ended June 30, 2020 and 2019, HMS amortized $0.3 million and $0.3 million, respectively, of interest expense related to the Company’s deferred origination fees and debt issue costs.

9.  Earnings Per Share
The following table reconciles the basic to diluted weighted average common shares outstanding using the treasury stock method (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$6,613	$29,100	$19,295	$48,742

Weighted average common shares outstanding-basic	88,244	85,956	88,328	86,524
Plus: net effect of dilutive stock options and restricted stock units	1,590	1,902	1,514	2,319
Weighted average common shares outstanding-diluted	89,834	87,858	89,842	88,843
Net income per common share -- basic	$0.07	$0.34	$0.22	$0.56
Net income per common share -- diluted	$0.07	$0.33	$0.21	$0.55
For the three months ended June 30, 2020 and 2019, (i) 1,259,362 and 588,379 stock options, respectively, and (ii) restricted stock units representing 16,285 and 227,604 shares of the Company's common stock, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.
For the six months ended June 30, 2020 and 2019, (i) 1,063,917 and 394,886 stock options, respectively, and (ii) restricted stock units representing 9,807 and 151,279 shares of common stock, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

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
(b) Stock-Based Compensation Expense
Total stock-based compensation expense in the Company’s unaudited Consolidated Statements of Income related to the Company’s long-term incentive award plans was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of services-compensation	$1,126	$2,720	$4,975	$6,843
Selling, general and administrative	3,314	2,082	12,975	8,938
Total	$4,440	$4,802	$17,950	$15,781
(c) Stock Options
For the three months ended June 30, 2020 and 2019, stock-based compensation expense related to stock options was approximately $1.4 million and $2.0 million, respectively. For the six months ended June 30, 2020 and 2019, stock-based compensation expense related to stock options was approximately $6.9 million and $6.8 million, respectively.
Presented below is a summary of stock option activity for the six months ended June 30, 2020 (in thousands, except for weighted average exercise price and weighted average remaining contractual terms):

	Number of Options	Weighted Average Exercise Price	Weighted Average- Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding balance at December 31, 2019	2,411	$23.43
Granted	1,070	27.46
Exercised	(92)	17.61
Forfeitures	(39)	27.80
Expired	—	—
Outstanding balance at June 30, 2020	3,350	$24.84	7.73	$28,901
Expected to vest at June 30, 2020	1,313	$28.86	9.17	$6,577
Exercisable at June 30, 2020	1,608	$20.64	6.25	$20,229

During the three months ended June 30, 2020 and 2019, the Company received proceeds of $1.5 million and $3.9 million, respectively, for the issuance of 78,028 and 242,723 shares of common stock upon the exercise of outstanding stock options, respectively. The total intrinsic value of stock options exercised during the three months ended June 30, 2020 and 2019 was $0.8 million and $3.7 million, respectively. During the six months ended June 30, 2020 and 2019, the Company received proceeds of $1.6 million and $27.0 million, respectively, for the issuance of 91,589 and 1,686,408 shares of common stock upon the exercise of outstanding stock options, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2020 and 2019 was $0.9 million and $29.4 million, respectively.
As of June 30, 2020, there was approximately $6.7 million of total unrecognized compensation cost related to stock options outstanding, which is expected to be recognized over a weighted average period of 1.4 years.
The weighted-average grant date fair value per share of the stock options granted during the six months ended June 30, 2020 and 2019 was $9.05 and $13.82, respectively. HMS estimated the fair value of each stock option grant on the date of grant using a Black-Scholes option pricing model and weighted–average assumptions set forth in the following table:

	Six Months Ended June 30,
	2020	2019
Expected dividend yield	0%	0%
Risk-free interest rate	1.2%	2.5%
Expected volatility	41.1%	40.9%
Expected life (years)	6.3	6.4
The total tax benefits recognized on stock-based compensation related to stock options for the six months ended June 30, 2020 and 2019 was $3.0 million and $12.4 million, respectively.
(d) Restricted Stock Units
For the three months ended June 30, 2020 and 2019, stock-based compensation expense related to restricted stock units was approximately $3.0 million and $2.8 million, respectively. For the six months ended June 30, 2020 and 2019, stock-based compensation expense related to restricted stock units was approximately $11.0 million and $8.9 million, respectively.
Presented below is a summary of restricted stock units activity for the six months ended June 30, 2020 (in thousands, except for weighted average grant date fair value per unit):

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Outstanding balance at December 31, 2019	1,239	$21.37
Granted	739	24.19
Vesting of restricted stock units, net of units withheld for taxes	(315)	23.38
Units withheld for taxes	(146)	23.38
Forfeitures	(37)	24.40
Outstanding balance at June 30, 2020	1,480	$23.91

For the three months ended June 30, 2020 and 2019, HMS granted 45,834 and 51,546 restricted stock units, respectively, with an aggregate fair market value of $1.4 million and $1.6 million, respectively. For the six months ended June 30, 2020 and 2019, HMS granted 738,964 and 459,985 restricted stock units, respectively, with an aggregate fair market value of $17.9 million and $15.7 million, respectively.
As of June 30, 2020, 1,175,551 restricted stock units remained unvested and there was approximately $15.8 million of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average vesting period of 1.4 years.

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
In September 2018, a former employee filed an action in the New York County Supreme Court entitled Christopher Frey v. Health Management Systems, Inc. alleging retaliation under New York law. The complaint seeks recovery of an unspecified amount of monetary damages, including back pay and other compensatory and equitable relief. In May 2019, the Court heard oral arguments on the Company's motion to dismiss the complaint. On July 29, 2020, the Court entered a decision and order granting the Company's motion to dismiss the complaint in its entirety.
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
We serve state Medicaid programs, commercial health plans, federal government health agencies, government and private employers, CHIPs and other healthcare payers. We also serve as a subcontractor for certain business outsourcing and technology firms. As of June 30, 2020, our customer base included the following:
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
COVID-19 Impact
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which has spread globally and throughout the United States. From the start of the COVID-19 outbreak, we have implemented a number of precautionary and preemptive measures to protect the safety and well-being of our employees while ensuring continuity of service to our customers. Our proactive efforts include, transitioning essentially all of our employees to working remotely, suspending non-essential employee travel, canceling participation in industry events and in-person group meetings, promoting social distancing and enhanced cleaning and sanitization efforts across office locations, and implementing protocols to quarantine employees who may have been exposed to COVID-19, or show relevant symptoms. We also commenced preparedness plans at our facilities to maintain continuity of operations, which provide for flexible work arrangements, and we have moved to a remote working environment without any significant disruptions to our business or control processes. Our management team continues to actively monitor the situation and remains in constant communication with our workforce as well as with our customers and vendors. For the three months ended June 30, 2020, our revenues decreased compared to the prior year quarter, as a result of lower volume which was due in part to impacts related to COVID-19. These impacts included the temporary suspension or reduction of certain client contract work resulting from circumstances related to COVID-19, including CMS and other clients pausing certain medical record requests and audits during a COVID-19 emergency period to reduce administrative burden on hospitals. The full long-term effects cannot be reasonably estimated at this time but are anticipated to have an impact on our future financial results. The extent of the impact on our operations and our business in the future will depend on future developments, which are highly uncertain and cannot be predicted. We are closely monitoring the impact of COVID-19 on all aspects of our business, and have taken and may take further actions as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers and partners. As the challenges posed by COVID-19 to our business are expected to continue to shift rapidly, we will continue to actively manage our response in collaboration with customers, government officials and stakeholders, and assess any potential impacts to our financial position and operating results, as well as adverse developments in our business. For further information regarding the effect of COVID-19 on the Company, please see Part II, Item 1A. Risk Factors to this Form 10-Q, which is incorporated herein by reference.
Critical Accounting Policies and Estimates
Since the date of our 2019 Form 10-K, there have been no material changes to our critical accounting policies. Information regarding our critical accounting policies can be found in our 2019 Form 10-K under “Critical Accounting Policies and Estimates” in Part II, Item 7 and “Business and Summary of Significant Accounting Policies” in Note 1 to the Consolidated Financial Statements under Part II, Item 8. The future effects of the COVID-19 pandemic on economic and market conditions continue to remain uncertain and increase the subjectivity that will be involved in evaluating our estimates and assumptions underlying our critical accounting policies. Any events and changes in circumstances arising after June 30, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.
RESULTS

As of and for the three months ended June 30, 2020 and June 30, 2019
▪ Revenue of $142.7 million decreased $25.5 million, or 15.2% over the same quarter in 2019; and

▪ Operating income of $5.6 million decreased by $35.0 million as compared to operating income of $40.6 million in the same quarter of the prior year.

Comparison of Three Months Ended June 30, 2020 to June 30, 2019

	Three Months Ended
dollars in millions	June 30,		$ Change	% Change
	2020	2019	2020 vs 2019
Revenue	$142.7	$168.2	$(25.5)	(15.2)%
Cost of services:
Compensation	62.4	58.3	4.1	7.0
Direct project and other operating expenses	23.0	20.7	2.3	11.1
Information technology	15.1	12.3	2.8	22.8
Occupancy	4.2	4.1	0.1	2.4
Amortization of acquisition related software and intangible assets	5.6	4.2	1.4	33.3
Total cost of services	110.3	99.6	10.7	10.7
Selling, general and administrative expenses	26.8	28.0	(1.2)	(4.3)
Total operating expenses	137.1	127.6	9.5	7.4
Operating income	5.6	40.6	(35.0)	(86.2)
Interest expense	(1.9)	(2.9)	1.0	(34.5)
Interest income	—	1.0	(1.0)	(100.0)
Other income	2.2	—	2.2	100.0
Income before income taxes	5.9	38.7	(32.8)	84.8
Income taxes	(0.7)	9.6	(10.3)	(107.3)
Net income	$6.6	$29.1	$(22.5)	(77.3)%

Revenue (in millions)

Three Months Ended June 30 – 2020 vs. 2019
During the three months ended June 30, 2020, revenue was $142.7 million, a decrease of $25.5 million or 15.2% compared to revenue of $168.2 million for the prior year quarter.

▪By solution:
◦Coordination of benefits revenue increased $1.6 million or 1.6%, largely driven by Accent related revenue of $10.8 million, partially offset by a decrease in non-Accent COB revenue due to lower volume resulting from circumstances related to COVID-19.
◦Payment integrity revenue decreased $24.7 million or 50.3%, due to significantly lower volume in the current quarter, primarily driven by temporary suspension or reduction of certain client contract work resulting from circumstances related to COVID-19. In addition, the prior year quarter included $10.5 million of revenue related to the release of the Company's remaining estimated liability and net receivables in connection with the original Medicare RAC contract during the three months ended June 30, 2019.
◦Population health management revenue decreased $2.5 million or 17.6%, primarily resulting from circumstances related to COVID-19.

▪By market:
◦Commercial health plan market revenue decreased $4.7 million or 6.0%, largely driven by Accent related revenue of $10.8 million, offset by a decrease in non-Accent commercial revenue resulting from lower volume due in part to impacts related to COVID-19.
◦Federal government market revenue decreased $19.8 million or 82.5% compared to the prior year quarter due to substantially lower volume in the current quarter, primarily driven by certain customer contract work being temporarily suspended or reduced due to the impacts of COVID-19. In addition, the prior year quarter includes $10.5 million of revenue related to the release of the Company's remaining estimated liability and net receivables as described above.
◦State government market revenue decreased by $1.0 million or 1.6%.

Total Cost of Services (in millions)
Three Months Ended June 30 – 2020 vs. 2019
During the three months ended June 30, 2020, total cost of services was $110.3 million, an increase of $10.7 million or 10.7% compared to $99.6 million for the prior year quarter.

▪Compensation expense increased by $4.1 million primarily due to the payroll related costs incurred as a result of the acquisitions of VitreosHealth and Accent during the third and fourth quarters of 2019, respectively, partially offset by a decrease in variable compensation costs.
▪Direct project and other operating costs increased by $2.3 million primarily attributable to costs incurred as a result of the VitreosHealth and Accent acquisitions during the third and fourth quarters of 2019, respectively.
▪Information technology expense increased by $2.8 million due to an increase in the amortization of capitalized software, and other computer and equipment related costs.
▪Amortization of acquisition related software and intangible assets increased by $1.4 million due to an increase in intangible assets following the acquisition of VitreosHealth and Accent in the third and fourth quarters of 2019, respectively.

Selling, General and Administrative expenses (in millions)
Three Months Ended June 30 – 2020 vs. 2019
During the three months ended June 30, 2020, SG&A expense was $26.8 million, a decrease of $1.2 million or 4.3% compared to $28.0 million for the prior year quarter.

▪Compensation costs increased $0.7 million compared to the prior year quarter due to an increase in payroll related costs and stock compensation expense benefits, partially offset by a decrease in variable compensation.
▪Professional and consulting fees decreased $1.1 million compared to the prior year quarter, and other employee related costs decreased $1.2 million.
Other Income
During the three months ended June 30, 2020, Other Income was $2.2 million. The Company did not have any Other Income in the prior year quarter. The increase compared to the prior year was due to a change in the fair value of ordinary shares of MedAdvisor Limited acquired during the fourth quarter of 2019.
Income Taxes
Three Months Ended June 30 – 2020 vs. 2019
The Company’s effective tax rate decreased to (11.9%) for the three months ended June 30, 2020 compared to 24.7% for the three months ended June 30, 2019. The effective tax rate for the three months ended June 30, 2020 includes discrete tax benefits primarily related to a prior year R&D tax credit true-up and net equity compensation deductions. Excluding the above mentioned discrete tax items, our effective tax rate would approximate 24.1% for the three months ended June 30, 2020. For the three months ended June 30, 2020, the differences between the federal statutory rate and our effective tax rate are tax items related to state taxes, equity compensation impacts, unrecognized tax benefits, including interest, officer compensation deduction limits, R&D tax credits, and other permanent differences.
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic, which provides numerous tax provisions and other stimulus measures. The Company continues to assess the potential impacts the CARES Act may have on its financial position and results of operations.

As of and for the six months ended June 30, 2020 and June 30, 2019
▪Revenue of $314.1 million decreased $2.1 million, or 0.7% over the same period in 2019; and
▪Operating income of $24.1 million decreased by $36.1 million as compared to operating income of $60.2 million in the same period in 2019.

Comparison of Six Months Ended June 30, 2020 to June 30, 2019

	Six Months Ended
dollars in millions	June 30,		$ Change	% Change
	2020	2019	2020 vs 2019
Revenue	$314.1	$316.1	$(2.1)	(0.7)%
Cost of services:
Compensation	129.8	115.8	14.0	12.1
Direct project and other operating expenses	47.9	40.9	7.0	17.1
Information technology	30.0	25.4	4.6	18.1
Occupancy	8.6	8.1	0.5	6.2
Amortization of acquisition related software and intangible assets	11.1	8.4	2.7	32.1
Total cost of services	227.4	198.6	28.8	14.5
Selling, general and administrative expenses	62.6	57.3	5.3	9.2
Total operating expenses	290.0	255.9	34.1	13.3
Operating income	24.1	60.2	(36.1)	(60.0)
Interest expense	(4.2)	(5.7)	1.5	(26.3)
Interest income	0.2	2.1	(1.9)	(90.5)
Other income	2.9	—	2.9	100.0
Income before income taxes	23.0	56.6	(33.6)	(59.4)
Income taxes	3.7	7.9	(4.2)	(53.2)
Net income	$19.3	$48.7	$(29.4)	(60.4)%

Revenue (in millions)

Six Months Ended June 30 – 2020 vs. 2019
During the six months ended June 30, 2020, revenue was $314.1 million, a decrease of $2.1 million or 0.7% compared to revenue of $316.1 million for the prior year period.

▪By solution:
◦Coordination of benefits revenue increased $13.8 million or 6.6% largely driven by Accent related revenue of $21.7 million, partially offset by a decrease in non-Accent COB revenue resulting from lower volume due in part to impacts related to COVID-19.
◦Payment integrity revenue decreased $13.1 million or 17.1% primarily related to $10.5 million of revenue in the prior year period resulting from the release of the Company's remaining estimated liability and net receivables as described above. In addition, payment integrity experienced lower volume in the current year period, primarily driven by certain customer contract work being temporarily suspended or reduced due to the impacts of COVID-19.
◦Population health management revenue decreased $2.8 million or 9.8% primarily resulting from circumstances related to COVID-19
▪By market:
◦Commercial health plan market revenue increased $7.8 million or 5.0%, which was primarily due to Accent related revenue of $21.7 million, partially offset by a decrease in non-Accent related commercial revenue resulting from lower volume due in part to impacts of COVID-19.
◦Federal government market revenue decreased $15.7 million or 46.4% compared to the prior year due to a reduction in volume as a result of COVID-19 impacts, and $10.5 million of revenue in the prior year period related to the release of the Company's remaining estimated liability and net receivables as described above.
◦State government market revenue increased by $5.9 million or 4.6%, which was attributable to expanded scopes and yield improvements.

Total Cost of Services (in millions)

Six Months Ended June 30 – 2020 vs. 2019
During the six months ended June 30, 2020, total cost of services was $227.4 million, an increase of $28.8 million or 14.5% compared to $198.6 million for the prior year period.

▪Compensation expense increased by $14.0 million primarily due to the payroll related costs incurred as a result of the acquisitions of VitreosHealth and Accent in the third and fourth quarters of 2019, respectively.
▪Direct project and other operating costs increased by $7.0 million due to increased labor and professional fees utilized to support acquisition and operational related activities.
▪Information technology expense increased by $4.6 million due to an increase in the amortization of capitalized software, and other computer and equipment related costs.
▪Amortization of acquisition related software and intangible assets increased by $2.7 million due to an increase in intangible assets following the acquisition of VitreosHealth and Accent in the third and fourth quarters of 2019, respectively.

Selling, General and Administrative expenses (in millions)

Six Months Ended June 30 – 2020 vs. 2019
During the six months ended June 30, 2020, SG&A expense was $62.6 million, an increase of $5.3 million or 9.2% compared to $57.3 million for the prior year period.

▪Compensation expense in 2020 increased by $4.8 million primarily as a result of an increase in payroll related costs and stock compensation expense benefits, partially offset by a decrease in variable compensation.
▪Information technology expense increased by $1.4 million primarily due to an increase in software related costs, offset by a decrease in employee and other expenses of $0.9 million.
Other Income
During the six months ended June 30, 2020, Other Income was $2.9 million. The Company did not have any Other Income in the prior year period. The increase compared to the prior year was due to a change in the fair value of ordinary shares of MedAdvisor Limited acquired during the fourth quarter of 2019.
Income Taxes
Six Months Ended June 30 – 2020 vs. 2019
The Company’s effective tax rate increased to 16.1% for the six months ended June 30, 2020 compared to 13.9% for the six months ended June 30, 2019. The effective tax rate for the six months ended June 30, 2020 includes discrete tax benefits primarily related to a prior year R&D tax credit true-up and net equity compensation deductions. Excluding the above mentioned discrete tax items, our effective tax rate would approximate 25.3% for the six months ended June 30, 2020. For the six months ended June 30, 2020, the differences between the federal statutory rate and our effective tax rate are tax expense items related to state taxes, equity compensation impacts, unrecognized tax benefits, including interest, officer compensation deduction limits, R&D tax credits, and other permanent differences.

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
Our cash and cash equivalents, working capital and available borrowings under our revolving credit facility (based upon the borrowing base and financial covenants in our Credit Agreement) were as follows (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$193,071	$139,268
Working capital	$338,819	$296,093
Available borrowings under credit facility	$253,500	$253,500
The following is a summary of our cash flows (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$65,761	$78,126
Net cash used in investing activities	(9,972)	(8,410)
Net cash (used in)/provided by financing activities	(1,986)	20,015
Net increase in cash and cash equivalents	$53,803	$89,731
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
▪ investments in our business; and
▪ business development activities.

Any projections of future earnings and cash flows are subject to substantial uncertainty, particularly in light of the rapidly changing market and economic conditions created by the

COVID-19 pandemic. We may need to access debt and equity markets in the future if unforeseen costs or opportunities arise, to meet working capital requirements, fund acquisitions or investments or repay our indebtedness under the Credit Agreement. If we need to obtain new debt or equity financing in the future, the terms and availability of such financing may be impacted by economic and financial market conditions as well as our financial condition and results of operations at the time we seek additional financing. Although we believe that our financial resources will allow us to manage the anticipated impact of COVID-19 on our operations for the foreseeable future, the challenges posed by COVID-19 on our business are expected to continue to shift rapidly. Consequently, we will continue to assess our liquidity needs and anticipated capital requirements in light of future developments, particularly those relating to COVID-19.
Cash Flows from Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2020 was $65.8 million, a $12.3 million decrease compared to net cash provided by operating activities of $78.1 million for the six months ended June 30, 2019. The decrease was primarily related to a $29.4 million decrease in net income, partially offset by a $17.1 million increase resulting from changes in operating assets and liabilities and in reconciling items.
Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended June 30, 2020 was $10.0 million, a $1.6 million increase compared to net cash used in investing activities of $8.4 million for the six months ended June 30, 2019. The increase was primarily attributable to purchases of property and equipment and investment in capitalized software, partially offset by $1.5 million of cash received related to a prior acquisition of a business.
Cash Flows from Financing Activities
Net cash used in financing activities for the six months ended June 30, 2020 was $2.0 million, a $22.0 million decrease compared to net cash provided by financing activities of $20.0 million for the six months ended June 30, 2019. The decrease was primarily related to a $21.9 million decrease in proceeds from the exercise of stock options, net of payments of tax withholdings.
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
As required by Rule 13a-15(b) under the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that their objectives were met as of the end of the period covered by this Form 10-Q.
There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation of our controls performed during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The effects of the COVID-19 pandemic could significantly disrupt our operations and adversely affect our business, financial condition, results of operations and cash flows.
The widespread outbreak of COVID-19 has created significant volatility, uncertainty, and disruption in economic activity and financial markets globally. Although the outbreak of COVID-19 has not had a material adverse effect on our operations to date, it has impacted our financial results for the three months ended June 30, 2020, resulting in a reduction in revenue and net income compared to the prior year quarter, and there can be no assurance that COVID-19 will not have a material adverse effect on our future operational and financial performance. The extent to which COVID-19 could impact our operational and financial performance in future periods is currently uncertain and will depend on numerous evolving factors and future developments that we may not be able to accurately predict and to which we may not be able to respond. Such factors and developments include, but are not limited to: the duration, severity and spread of the outbreak; actions taken by government authorities to contain and mitigate COVID-19 and the effectiveness of such actions; the effect on the U.S. and global economies and actions taken in response; the overall impact on the businesses of our customers, partners, vendors and suppliers; changes in the healthcare industry as a result of COVID-19 and actions taken by regulatory authorities and industry participants in response to COVID-19; the health of and effect on our workforce; the future effects to our operational and financial results of the changes we have made to protect the safety and well-being of our employees and future operational disruptions or challenges we may face; increased cybersecurity and information security risk as a result of the transition of our employees to a remote work environment; and how quickly and to what extent normal economic and operating conditions may resume. Further, our management has been intensely focused on mitigating COVID-19, which has required and will continue to require, a large investment of time, attention and resources. A prolonged outbreak could, among other things, strain our business continuity plans, continue to negatively impact our revenue and net income, create delays in our growth and strategic initiatives, reduce our sales and marketing activities, limit our access to financing on favorable terms, increase the Company’s exposure to potential impairment charges related to goodwill and intangible assets, hinder our ability to support our customers and operate our business effectively, heighten the risk of disruption to our information and reporting systems and internal controls, including those over financial reporting and other risk management systems, or require us to incur substantial costs. We cannot predict the degree to which COVID-19 will ultimately impact our operations and financial results, however, the effects of the COVID-19 pandemic, alone or taken together, could adversely affect our future business, financial condition, results of operations and cash flows, and may also heighten other risks to which the Company is subject, including risks discussed in our 2019 Form 10-K.

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

10.1	Separation, Waiver and General Release Agreement, dated April 6, 2020, by and between Teresa South and HMS Holdings Corp.†

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 1350 Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Section 1350 Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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

Date:	August 10, 2020	HMS HOLDINGS CORP.

		By:	/s/ William C. Lucia
William C. Lucia President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Jeffrey S. Sherman
Jeffrey S. Sherman Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)