Form 10-K
period 2020-12-31
HMS HOLDINGS CORP
filed 2021-02-26
CIK 1196501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2020 the last business day of the registrant’s most recently completed second quarter was approximately $1.8 billion based on the last reported sale price of the registrant’s common stock on the Nasdaq Global Select Market on that date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and persons who hold 10% or more of the outstanding shares of common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for any other purposes.
There were 88,638,966 shares of common stock outstanding as of February 23, 2021.
Documents Incorporated by Reference
Unless provided in an amendment to this Annual Report on Form 10-K, the information required by Part III is incorporated by reference to the registrant’s 2021 definitive proxy statement, to the extent stated herein. Such proxy statement or amendment will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

HMS HOLDINGS CORP. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K

i

Glossary
Throughout this 2020 Form 10-K, we may use certain abbreviations, acronyms and terms which are described below:

ACA	Patient Protections and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010
ACO	Accountable care organization
ADR	Additional documentation request
AI	Artificial intelligence
ASC	Accounting Standards Codification
ASO	Administrative service only
ASU	Accounting Standards Update
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CHIP	Children's Health Insurance Program
CMS	Centers for Medicare & Medicaid Services
CMS NHE	CMS National Health Expenditures
COB	Coordination of Benefits
COSO	Committee of Sponsoring Organizations of the Treadway Commission
Credit Agreement	The Amended and Restated Credit Agreement dated as of May 3, 2013, as amended by Amendment No. 1 to Amended and Restated Credit Agreement dated as of March 8, 2017, and as further amended by Amendment No. 2 to Amended and Restated Credit Agreement, dated as of December 19, 2017, by and among HMS Holdings Corp., the Guarantors party thereto, the Lenders party thereto and Citibank, N.A. as Administrative Agent
DSO	Days sales outstanding
ERISA	Employment Retirement Income Security Act of 1974
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act of 1977, as amended
HIPAA	Health Insurance Portability and Accountability Act of 1996, as amended
HITECH	Health Information Technology for Economic and Clinical Health
IRC	Internal Revenue Code
IRS	U.S. Internal Revenue Service
LIBOR or LIBO Rate	Intercontinental Exchange London Interbank Offered Rate (or any successor rate determined in accordance with the Credit Agreement)
MCO	Managed care organization
ML	Machine learning
NLP	Natural language processing
PBM	Pharmacy benefit manager
PHI	Protected health information
PHM	Population Health Management
PI	Payment Integrity
PMPM	Per member per month
PMPY	Per member per year

RAC	Recovery Audit Contractor
RFP	Request for proposal
ROU	Right-of-use
RPA	Robotic process automation
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general and administrative
TCPA	Telephone Consumer Protection Act of 1991, as amended
TPL	Third-party liability
U.S. GAAP	United States Generally Accepted Accounting Principles
VA	U.S. Department of Veterans Affairs
2006 Stock Plan	HMS Holdings Corp. Fourth Amended and Restated 2006 Stock Plan, as amended by Amendment No. 1 to the HMS Holdings Corp. Fourth Amended and Restated 2006 Stock Plan dated as of February 16, 2012
2011 HDI Plan	HDI Holdings, Inc. Amended 2011 Stock Option and Stock Issuance Plan
2016 Omnibus Plan	HMS Holdings Corp. 2016 Omnibus Incentive Plan
2017 Tax Act	Tax Cuts and Jobs Act of 2017
2020 Form 10-K	HMS Holdings Corp. Annual Report on Form 10-K for the year ended December 31, 2020
2019 Omnibus Plan	HMS Holdings Corp. 2019 Omnibus Incentive Plan
401(k) Plan	HMS Holdings Corp. 401(k) Plan

Cautionary Note Regarding Forward-Looking Statements
For purposes of this 2020 Form 10-K, the terms “HMS,” “Company,” “we, “us, and “our” refer to HMS Holdings Corp. and its consolidated subsidiaries unless the context clearly indicates otherwise. Included in this 2020 Form 10-K are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. Such statements relate to our current expectations, projections and assumptions about our business, the economy and future events or conditions. They do not relate strictly to historical or current facts.
We have tried to identify forward-looking statements by using words such as “aim,” “anticipate,” “assume,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “likely,” “may,” “outlook,” “plan,” “potential,” “project,” “seek,” “strategy,” “target,” “trend,” “will,” “would,” “could,” “should,” variations of such terms, and similar expressions and references to guidance, although some forward-looking statements may be expressed differently. These statements include, among other things, the potential impacts of the novel coronavirus (COVID-19) and related developments, information concerning our future growth, business plans and strategic or operational initiatives, our future operating or financial performance, our ability to invest in and utilize our data and analytics capabilities, the benefits and synergies to be obtained from completed and future acquisitions, investments or strategic partnerships, including Lorica Health Pty Limited (“Lorica”) and MedAdvisor Limited (“MedAdvisor”), the expected timing, completion and effects of the proposed acquisition of HMS by Gainwell Acquisition Corp., a Delaware corporation (“Gainwell”), through the merger of Mustang MergerCo Inc., a Delaware corporation and wholly owned subsidiary of Gainwell (“Merger Sub”), with and into HMS, with HMS continuing as the surviving corporation and a wholly owned subsidiary of Gainwell (the “Merger”) pursuant to that certain Agreement and Plan of Merger, dated December 20, 2020, by and among HMS, Gainwell, Merger Sub, and Gainwell Intermediate Holding Corp., a Delaware corporation (the “Merger Agreement”), our future expenses, interest rates and tax rates, the sufficiency of our sources of liquidity, the impact of potential or future changes to U.S. healthcare legislation or healthcare spending, and other statements regarding our possible future actions, objectives and prospects. The forward-looking statements in this 2020 Form 10-K, other than the statements regarding the proposed transaction with Gainwell, do not assume the consummation of the Merger unless specifically stated otherwise.
Forward-looking statements are not guarantees and involve risks, uncertainties and assumptions that are difficult to predict. Actual results may differ materially from past results and from those indicated by such forward-looking statements if known or unknown risks or uncertainties materialize, or if underlying assumptions prove inaccurate. These risks and uncertainties include, among other things:
▪the occurrence of any event, change, or other circumstances that could delay or prevent closing of the Merger, or give rise to the termination of the Merger Agreement and the effects on our business during the pendency of the Merger;
▪the course of the COVID-19 pandemic and the responses to the pandemic, and their effects on our business and operations, including those of our customers and partners, and general economic, business and market conditions;
▪our ability to execute our business plans or growth strategy;
▪our ability to innovate, develop, implement and deliver new or enhanced solutions or services;
▪the nature of strategic acquisition, investment, partnership and divestiture opportunities we are pursuing, and our ability to successfully execute on such opportunities;
▪our ability to successfully integrate or merge acquired businesses and realize synergies;
▪significant and increased competition for our solutions and services;
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
▪our inability to manage our relationships with data and IT suppliers;
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
▪pending or threatened litigation;
▪unfavorable outcomes in legal proceedings;
▪state or federal limitations related to outsourcing of certain government programs or functions;
▪restrictions on bidding or performing certain work due to perceived conflicts of interests;
▪the market price of our common stock and lack of dividend payments; and
▪anti-takeover provisions in our corporate governance documents.
These and other risks are discussed under the headings “Part I, Item 1. Business,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of this 2020 Form 10-K and in other documents we file with the SEC.
Any forward-looking statements made by us in this 2020 Form 10-K speak only as of the date on which they are made. Our forward-looking statements do not reflect the potential impact of the Merger, or assume its consummation, unless specifically stated otherwise. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. We caution readers not to place undue reliance upon any of these forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q and Form 8- K reports and our other filings with the SEC.

Market and Industry Data
This 2020 Form 10-K contains market, industry and government data and forecasts that have been obtained from publicly available information, various industry publications, other published industry sources and our internal data and estimates. We have not independently verified the information from third party sources and cannot make any representation as to the accuracy or completeness of such information. None of the reports and other materials of third party sources referred to in this 2020 Form 10-K were prepared for use in, or in connection with, this 2020 Form 10-K. Additionally, our internal data and estimates are based upon information obtained from our customers, our partners, trade and business organizations, publicly available information and other contacts in the markets in which we operate and our management’s understanding of industry conditions. Estimates are difficult to develop and inherently uncertain, and we cannot assure you that they are accurate. Our estimates involve risks and uncertainties and are subject to change based on various factors, including those detailed above and under “Part I, Item 1A. Risk Factors” of this 2020 Form 10-K.

Trademarks and Trade Names
We have a number of registered trademarks, including HMS®, as well as the corresponding HMS + logo design mark, Elli®, Eliza®, Essette®, FraudCapture®, VitreosHealth® and Accent®. These and other trademarks of ours appearing in this 2020 Form 10-K are our property. Solely for convenience, trademarks and trade names of ours referred to in this 2020 Form 10-K may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and trade names. This 2020 Form 10-K contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies' trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

PART I
Item 1. Business
Founded in 1974, HMS is an industry-leading provider of cost containment and analytical solutions in the healthcare marketplace. Our mission is to make healthcare work better for everyone. We use data, technology, analytics and in-house expertise to deliver coordination of benefits, payment integrity and population health management solutions that help healthcare organizations reduce costs, improve health outcomes and drive the value of healthcare. We provide a broad range of payment accuracy solutions to government and commercial healthcare payers, including coordination of benefits services, to ensure that the right payer pays the claim, and payment integrity services that identify and correct improper healthcare billings and payments. Our population health management solutions include a multi-layered integrated portfolio of risk analytics, engagement and care management solutions that provide healthcare organizations the tools to address the needs of the whole person and improve the quality, cost, experience and outcomes of their entire population. Through our solutions, we help move healthcare forward by saving billions of healthcare dollars while helping consumers lead healthier lives.
We currently operate as one business segment with a single management team that reports to the Chief Executive Officer. HMS began its operations as Health Management Systems, Inc., which became our wholly owned subsidiary in March 2003 when we assumed its business in connection with the adoption of a holding company structure. We incorporated in the State of New York in October 2002 and reincorporated in the State of Delaware in July 2013. Our principal executive offices are located at 5615 High Point Drive, Irving, Texas 75038, and our telephone number is (214) 453-3000. Our website is www.hms.com.
During fiscal year 2020, our business continued to evolve through a combination of targeted acquisitions and strategic investments. In November 2020, we made an additional investment in MedAdvisor, an Australian-based digital medication adherence company, reinforcing our strategic relationship and efforts to expand internationally and into new markets. In December 2020, we entered into an agreement to acquire Lorica, a leading healthcare payment accuracy and data analytics company based in Australia. The transaction closed in January 2021. The addition of Lorica further strengthens our ability to apply advanced data and payment analytics to deliver significant cost savings and value to our clients and bolsters our reach into the Australian market.
Proposed Transaction with Gainwell
On December 20, 2020, we entered into the Merger Agreement wherein Gainwell will acquire HMS. The Merger Agreement provides that, upon the terms and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into HMS, with HMS continuing as the surviving corporation and a wholly owned subsidiary of Gainwell. Under the terms of the Merger Agreement, which has been unanimously approved by the HMS Board of Directors, HMS shareholders will receive $37.00 in cash per share.
The Merger Agreement includes customary representations, warranties and covenants. The consummation of the Merger is subject to customary closing conditions, including, among others, the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the shares of HMS's common stock outstanding and entitled to vote as well as the satisfaction of other customary closing conditions, including compliance with or performance, in all material respects, or in certain instances, in all respects, by each party of its covenants and obligations under the Merger Agreement. The Merger is anticipated to close in the first half of 2021.
The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 28, 2020 and incorporated by reference herein. Copies of the Current Report on Form 8-K and our other filings with the SEC, including our recent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statements and the amendments to these reports or statements, are available free of charge on our website through the Investor Relations page, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. These materials, as well as similar materials for SEC registrants, may be obtained directly from the SEC through their website at www.sec.gov.
References to URL websites are intended to be inactive textual references only. The content of any website referred to in this 2020 Form 10-K is not incorporated by reference into this filing unless expressly noted.
COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which has spread globally and throughout the United States. The course of COVID-19, including the responses to the pandemic and its effects, has created significant volatility, uncertainty and disruption in economic and normal business activities globally. It has also impacted our day-to-day operations and the operations of the vast majority of our customers, suppliers and partners. Although the pandemic has not had a material adverse effect on our operations to date, it did impact our financial results for 2020. The degree to which COVID-19 affects our future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted. These uncertainties, include, among others, the recurrence, severity or duration of the ongoing pandemic, current or future domestic and international actions to contain and treat COVID-19, or their impact, and how quickly and to what extent normal economic and operating conditions can resume. Due to the speed with which the situation may change, we are not able to estimate the effect of COVID-19 on our financial results and operations at this time, but the effect could be material for fiscal year 2021 or during any future period affected directly or indirectly by this pandemic. For further discussion of the risks relating to COVID-19, see the “Risk Factors” section set forth in Part I, Item 1A of this 2020 Form 10-K.
Our Solutions
We provide solutions that apply broadly across the Medicaid, Medicare, commercial at-risk and employer self-insured markets. Our services span the payment and care continuum, from an individual’s enrollment in a healthcare program to pre-payment review of their claims, through post-payment identification and recovery of improper payments, and back to the individual where our consumer-driven solutions allow healthcare organizations to manage individuals' healthcare on a personal level, and at scale, using actionable analytics that drive individuals to take actions that improve health outcomes. Our coordination of benefits and payment integrity services ensure payment accuracy by addressing a wide spectrum of payment errors, including eligibility and coordination of benefits errors, the identification and investigation of potential fraud, and the review of claims on a prepayment and post-payment basis for improper payments and utilization effectiveness. Our population health management services assist customers in managing quality, risk, cost and compliance across all lines of business by engaging consumers, providing the tools to manage their care, and identifying existing or emerging health risk among consumer populations. Through our industry-leading technology, analytics and engagement solutions, we save billions of dollars annually while helping consumers lead healthier lives.

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

We also assist customers in identifying other third-party insurance and recovering medical expenses where a member is involved in a casualty or tort incident. For Medicaid agencies exclusively, we provide estate recovery services to identify and recover Medicaid expenditures from the estates of deceased Medicaid members, in accordance with state policies. For the years ended December 31, 2020, 2019 and 2018, our COB services represented 69.7%, 64.5% and 66.4% of our total revenue, respectively.
Payment Integrity (PI)
Our PI solutions and services employ advanced data analytics, leading technologies and clinical expertise to maximize savings and deliver proven, measurable results for federal and state governments, commercial health plans, and other at-risk or self-insured entities. We help our customers identify and avoid improper payments, recover those overpayments when they occur, detect and prevent fraud, ensure compliance with regulations, and increase cost savings with innovative technology and processes. Our PI solutions, delivered on a pre- and post-pay basis across all claims and provider types, are data-driven and stakeholder-sensitive, resulting in better payment accuracy, lower administrative costs, and decreased incidents of fraud and abuse. We leverage predictive and prescriptive analytics, AI, NLP, and ML, and incorporate RPA into our operations for increased efficiency and operational effectiveness. For the years ended December 31, 2020, 2019 and 2018, our PI services represented 22.6%, 25.9% and 24.1% of our total revenue, respectively.
Payment accuracy revenue consists of revenue for our COB and PI solutions.
Population Health Management (PHM)
HMS' comprehensive PHM solutions reduce cost, enhance engagement and improve outcomes throughout the member lifecycle. Our flexible, scalable architecture and modular platform integrates early risk identification, advanced analytics, multi- channel outreach and care management components to help our customers target the right members at the right time for interventions, with outreach that drives action and change. Our prescriptive approach leverages AI, ML, NLP and efficacy studies to proactively manage care for all members, drive better outcomes and quality scores, and enhance member satisfaction and retention, while reducing administrative and medical spend. Our PHM solutions enable our customers to understand the health of their unique populations in real-time, and identify future risks, then develop personalized care plans and actionable engagement programs for maximum return on investment. For the years ended December 31, 2020, 2019 and 2018, our PHM services represented 7.7%, 9.6% and 9.5%, of our total revenue, respectively.
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
As of December 31, 2020, our patent portfolio is comprised of approximately 90 domestic and international patents, and we are currently pursuing several patent applications in the United States and around the world. Our principal trademarks are our company name and corresponding design marks, including but not limited to HMS®, Accent®, Eliza®, Essette® and VitreosHealth®, and our key product marks, such as Elli®, FraudCapture®, HMS 360®, SolarisPlus®, COBManager® and other marks for our products. We also hold copyrights relating to certain aspects of our solutions and services. While we consider all of our intellectual and proprietary rights important to HMS, we believe our business as a whole is not materially dependent on any particular patent, trademark, license or other intellectual property right.
Customers
We provide our solutions to customers across a broad range of entities within the healthcare industry, including state and federal government agencies, health plans and PBMs, healthcare exchanges, employers, at-risk providers and ACOs, and other healthcare organizations. For the years ended December 31, 2020, 2019 and 2018, our total revenue was $673.3 million, $626.4 million and $598.3 million, respectively. No single customer accounted for 10% or more of our total revenue during any period presented.
The composition of our 10 largest customers changes periodically. For the years ended December 31, 2020, 2019 and 2018, our 10 largest customers represented 42.0%, 42.7% and 41.4% of our total revenue, respectively. We provide services under contracts (or subcontracts) that contain various revenue structures, including contingent revenue and to a lesser extent fixed-fee arrangements as well as cost-plus and time-and-materials pricing. The current terms of many of our federal and state government contracts range from one to five years, including renewal terms at the option of the customer. In many instances, we provide our services pursuant to agreements that are subject to periodic reprocurements. Several of our contracts, including those with some of our largest customers, may be terminated for convenience, in whole or in part, by the customer. Because we provide our services pursuant to agreements that are open to competition from various businesses in the U.S. healthcare arena, we cannot provide assurance that our contracts, including those with our largest customers, will not be terminated for convenience or awarded to other parties. Additionally, we cannot provide assurance that any contracts that are renewed will have the same fee structures as the expiring contracts or otherwise be on satisfactory terms. The early termination of key contracts with significant customers, or the inability to renew such contracts on favorable terms or at all, may have an adverse effect on our financial condition, results of operations and cash flows.
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
Healthcare Landscape
The market for cost containment solutions is large and growing, driven by increasing healthcare costs, rising program enrollment and payment complexities. Established in 1965 under the Social Security Act, Medicaid provides health insurance and long-term care services and support to low-income families and individuals with disabilities in the United States. Medicaid is funded jointly by the federal and state governments and administered by the states. The Balanced Budget Act of 1997 created CHIP to help states expand coverage primarily to children whose families earned too much to qualify for Medicaid, yet not enough to afford private health insurance. Medicare is a federal program that is administered by CMS, and provides eligible persons age 65 and over and some disabled persons with a variety of hospital, medical insurance and prescription drug benefits. All three of these programs have opted to contract with managed care organizations, or MCOs, in whole or in part as a means of delivering quality healthcare to program beneficiaries and controlling costs.
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
The Deficit Reduction Act enacted by Congress in 2006 contained provisions to strengthen the TPL rules and created the Medicaid Integrity Program under the Social Security Act to increase the government’s capacity to prevent, detect and address fraud, waste and abuse in the Medicaid program. Later that year, Congress passed the Tax Relief and Health Care Act of 2006, which established the Medicare RAC program. These measures, at both the federal and state level, have strengthened our ability to identify and recover erroneous payments on behalf of our customers. We became the Medicare RAC for Region D with our acquisition of HealthDataInsights, Inc. (“HDI”) in 2011 and again were awarded a region under the new Medicare RAC contracts in October 2016. We also serve as a Medicaid RAC to certain states pursuant to provisions of the ACA.
The ACA, generally referred to as “Obamacare,” was signed into law on March 23, 2010. The law aimed to decrease the uninsured population in the U.S. by expanding Medicaid, enabling access to healthcare coverage through health insurance exchanges, and mandating coverage for pre-existing conditions and other healthcare situations. It is estimated that 20 million people have gained healthcare coverage as a result of the ACA.

For 2021, Medicare and Medicaid are projected to pay approximately 38.6% of the nation’s healthcare expenditures and serve over 147.5 million beneficiaries. Many of these beneficiaries are enrolled in managed care plans, which have the responsibility for both patient care and claims adjudication. The dual aims of cost containment and quality healthcare outcomes are the same across all at-risk entities, including commercial health plans and government healthcare programs, such as Medicaid and Medicare.
Within the commercial market, health plans sell policies directly to individuals (on the open market or via health insurance exchanges), contract with employers to underwrite their employees’ care, or contract with self-insured employers to oversee benefit administration for their employees. This market also includes a growing number of risk bearing provider-sponsored plans that operate and market health plan benefits. According to CMS NHE projections, private health insurance covered approximately 200.4 million individuals at a cost of approximately $1.36 trillion in 2020.
Several commercial health plans also offer government-sponsored lines of business, including partnering with Medicare, Medicaid and CHIP to oversee care delivery for beneficiaries enrolled in those programs. States continue to focus on improving value, quality and outcomes through arrangements with MCOs. As of September, 2020, 40 Medicaid programs operated with some form of managed care and comprehensive risk-based managed care continues to be the predominant delivery system for Medicaid services in the U.S. More than two-thirds of beneficiaries nationally receive most or all of their care through risk-based MCOs and more than half of states that contract with MCOs enroll 75% or more of their Medicaid beneficiaries in MCOs. Managed care health plans continue to assume risk for Medicare lives, with approximately one in three (39%) of all Medicare beneficiaries – 24.1 million people out of 61.7 million Medicare beneficiaries overall, enrolled in Medicare Advantage plans in 2020.

HMS continues to serve government agency fee-for-service programs at the state and federal level. These plans are generally reliant on and susceptible to the government appropriations process that determines their budget and governs the number of beneficiaries they serve. According to the CMS NHE projections, Medicare programs in 2020 covered approximately 61.7 million people at a cost of approximately $858.5 billion and Medicaid/CHIP covered approximately 82.8 million people, costing approximately $669.1 billion. Altogether, it is projected that the government programs we serve covered approximately 144.5 million people at a total cost of nearly $1.53 trillion in 2020.

CMS projects that Medicare enrollment growth will increase by 2.9% in 2021, with expenditures to increase by 7.5% in 2021 compared to 2020; and Medicaid/CHIP enrollment growth will increase by 1.4% in 2021, with expenditures to increase by 5.3% in 2021 compared to 2020. As commercial and government health plans focus on strategies to contain costs across their different lines of business, HMS will continue offering solutions to meet their evolving needs.
Regulatory Environment
As a healthcare analytics and technology company, our business is heavily regulated and subject to complex and evolving laws, regulations and standards. In the U.S., we must adhere to local, state and federal laws and regulations relating to: privacy and data security, including but not limited to, HIPAA and substance abuse confidentiality regulations, HITECH and the Final Omnibus Privacy, Security, Breach Notification and Enforcement Rule, and the Massachusetts Standards for the Protection of Personal Information of Residents of the Commonwealth; labor and employment relations, including equal opportunity and affirmative action; prompt pay statutes; healthcare fraud, waste and abuse, including the federal anti-kickback statute and the federal False Claims Act; and similar state statutes and legislation.
As we expand into different areas of the healthcare industry, we may deliver new and enhanced solutions or enter into new markets that may further expose us to requirements under additional statutes and legislative schemes that have previously not been relevant to our business, such as the Fair Debt Collection Practices Act and other banking and credit reporting statutes, and certain consumer laws and regulations, including TCPA and similar state and federal laws on audio and telephone recording practices. We are also obligated by our contractual requirements with customers, which may require that we comply with additional privacy regulations imposed upon certain types of customers, such as the federal Gramm-Leach-Bliley Act. In instances where we contract with federal and state governmental agencies directly, or the payment we receive for our services is paid by such government parties, we must also comply with the Federal Acquisition Regulations and similar federal and state procurement laws, which regulate the solicitation, award, administration and performance of government contracts.
Outside of the U.S., we must comply with the local and foreign laws and regulations in the jurisdiction in which we operate, as well as U.S. laws that apply to doing business internationally. These regulations involve matters concerning, among others: local and cross-border taxation; anticorruption, anti-competition, anti-bribery laws and other laws prohibiting payments to governmental officials, such as FCPA; immigration; government compliance and licensing; securities regulation; internal and disclosure control obligations; import/export controls; trade restrictions; conflict of interest; working conditions, health and safety, wage-and-hour standards and other employment regulations; environmental standards; intellectual property rights; and data privacy and protection, such as the European Union General Data Protection Regulation and Australia’s Privacy Act 1988 and Australian Privacy Principles, and cross-border data transfers.
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
The evolution of targeted strategic acquisitions and investments, coupled with innovative internal product development and enhancement, has led to HMS being a diversified, full services solution provider. During the course of 2020, we focused on innovating and rolling out new and enhanced offerings in each line of business. In coordination of benefits, we introduced our Coverage on Demand solution and continued to scale Medicare-to-commercial and commercial-to-commercial COB solutions. We saw success in PI with our emerging solutions offering, and progress is ongoing with new client implementations underway for our Pre-payment Clinical Claim Review and Episode of Care solutions. In PHM, we introduced crisis management solutions in response to the COVID-19 pandemic. We continue to invest resources and capital towards accelerating the development and market penetration of our fully integrated PHM platform, pharmacy solutions and whole person-consumer, centric offerings.
We have a proven record of delivering results that optimize savings and recoveries, enabled by:
▪in-depth government and commercial healthcare program experience and market leadership;
▪a nationally-acclaimed technology team with analytics, engineering, infrastructure and security expertise;
▪robust data assets that drive high value solutions;
▪prescriptive and predictive analytics, applied across Medicaid, Medicare and commercial at-risk populations;
▪an experienced team of clinical experts, supported by a panel of credentialed physicians from all specialties with deep healthcare policy, program and claims expertise;
▪ongoing investments in technology innovation in big data, AI, ML, NLP and RPA;
▪long-term, multi-level relationships with customers and other industry stakeholders; and

▪an ability to provide customers with actionable intelligence to help improve quality, financial and health outcomes, optimize patient and member engagement, and better manage costs.
Our competitors range in size from large, diversified national companies, to small, specialized firms. Some of these competitors have significantly greater financial and technical resources, and others have longer operating histories and greater name recognition than we do in certain markets. Within our payment accuracy portfolio of products and services, we compete primarily with large business outsourcing and technology firms, claims processors, healthcare consulting firms, and other vendors who provide some or all of these solutions to payers. In addition, we frequently work with customers who may elect to perform some or all of their cost avoidance and recovery functions in-house. Within the population health management sector, we compete primarily with vendors who provide care management, consumer engagement, and related technology services. Examples of companies with whom we currently compete across our offerings include:

▪	Accenture PLC	▪	Casenet LLC	▪	Change Healthcare, Inc.
▪	Cotiviti, Inc.	▪	Discovery Health Partners, LLC	▪	ExlService Holdings, Inc.
▪	IBM Watson Health	▪	Inovalon Holdings, Inc.	▪	Medecision, Inc.
▪	MHK	▪	Performant Financial Corporation	▪	Optum, Inc. (subsidiary of United Healthcare)
▪	Welltok, Inc.	▪	ZeOmega, Inc.
Our Business Strategy
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
We also believe these factors present growth opportunities for our PHM services. We are focused on growing our business over the course of 2021 and beyond, both organically and inorganically, by leveraging existing key assets (e.g., our data, analytics, in-house expertise, and distribution channel) and pursuing a number of strategic objectives and initiatives, including:
▪Expanding the scope of our relationship with existing customers – by selling new, additive and enhanced solutions and services to our broad customer base, including those designed to improve consumer engagement and clinical outcomes, and cross-selling across customer lines of business.
▪Adding new customers – by driving sales enablement and marketing to commercial health plans, including Medicaid managed care and Medicare Advantage plans, at-risk group and individual health lines of business, and ASO plans; government healthcare payers, including Medicaid agencies, state employee health benefit plans and CHIPs; at-risk provider organizations and ACOs; and commercial self-insured employers.
▪Entering new markets for diversification and growth – by expanding into adjacent markets, such as Medicare Advantage, risk-bearing providers, employer, public health and pharmacy; leveraging opportunities through our international operations to access new markets overseas; developing and launching new and enhanced PI, PHM and engagement solutions targeted at high-growth markets; and strategic acquisitions of and investments in complementary businesses.
▪Introducing new innovative solutions and services – by increasing internal development initiatives designed to enhance and expand our existing suite of cost containment solutions and advance the delivery of a more comprehensive health technology offering.

▪Utilizing technology tools and innovation – by deploying technologies that leverage a big data environment to further enhance our data, analytics, and processes to create operating efficiencies, improve accuracy and quality, increase customer satisfaction, and drive revenue opportunities and scale.
▪Strategic deployment of capital – by investing in our IT infrastructure; internal growth initiatives; capabilities, technologies, and assets to complement our cost-containment expertise; building or acquiring adjacent capabilities to enhance our solution set; and expanding our data analytics capabilities. Our focus may include future acquisitions that represent long-term growth potential, target high-growth areas, are accretive to earnings, enhance our technological capabilities and fill a strategic need in our business portfolio as we seek to provide increasingly comprehensive solutions to our customers.
Talent and Human Capital Management
Our employees and culture are critical components to our success. As of December 31, 2020, we had approximately 3,170 employees worldwide, of which the majority were based within the U.S.
At HMS, we live our values every day. We believe these values—customer focus, results-driven collaboration, meaningful innovation, uncompromising integrity, widespread inclusion and absolute accountability—define the character and culture of our organization. We strive to attract, develop and retain the best talent by providing competitive pay and benefits, continuous growth and development, and a diverse and inclusive workplace that positively impacts our people, communities and environment.
Diversity and Inclusion
We are committed to fostering a diverse and inclusive environment where all employees can be their authentic selves and thrive. In fiscal 2020, we formed a Diversity & Inclusion Council to focus on gender, ethnicity, LGBTQ, veterans, persons with disabilities and cross-cultural diversity. Among its accomplishments, the employee-led Council established a governance framework and expanded HMS' employee resource groups aligned around shared interests, preferences, characteristics and backgrounds, which we believe empower employees, build leadership, promote equity and advance our business strategy. We also help drive diversity through our supplier diversity program. We believe inclusive procurement practices help us create value for our customers and communities.
We recognize the importance of giving back to the communities where we live and work, and believe that this commitment helps in our efforts to attract and retain an innovative and diverse workforce. Through our HMS Cares program, our people use their talent and expertise to serve those who are most vulnerable in our communities. We also encourage employees to engage and support our communities by providing them with paid time off to volunteer with charitable organizations that address key social determinants of health like hunger, poverty and housing, which align with our mission to make healthcare work for everyone. HMS makes charitable financial contributions to many of these organizations and we encourage employees to do the same by offering company matching opportunities.
Health, Safety and Wellness
We offer comprehensive compensation and benefits that promote and support the health, safety and well-being of our employees and their families to help them build happier and healthier lives. Employees have access to a variety of benefits, including, medical, dental and vision coverage, health and wellness programs, retirement benefits, financial wellness and planning, work/life assistance, telehealth and paid time off. We are also committed to providing a safe, healthy and productive workplace conducive to open collaboration and engagement.
Since the start of the COVID-19 pandemic, our top priority has been and continues to be the safety and well-being of our employees. Over the course of the pandemic, we implemented a number of precautionary and preemptive measures to protect their safety while ensuring continuity of service to our customers. Our efforts include transitioning essentially all of our employees to working remotely, suspending non-essential employee travel, canceling participation in in-person industry events and group meetings, promoting social distancing and enhanced cleaning and sanitization efforts across office locations, implementing protocols to quarantine employees who may have been exposed to COVID-19, or show relevant symptoms, and extending additional paid time off to employees to obtain a COVID-19 vaccine. We also commenced preparedness plans at our facilities to maintain continuity of operations, which provide for flexible work arrangements, and maintain regular communications with our workforce as well as our customers and vendors. Although we have moved to a remote working environment without any significant disruptions to our business or control processes, and believe we are well-prepared to continue operating this way, we have a multi-phase plan to return to working on-site that gradually allows our workforce to return while practicing social distancing and other safety measures. Our management team continues to monitor the situation and manages our response in collaboration with customers, government officials and stakeholders. As COVID-19 continues to evolve, we may undertake additional actions to promote the safety and security of our employees, ensure the availability and functioning of our critical infrastructure, and support the communities in which we operate. Some of these measures may include imposing remote working arrangements for personnel when possible, investing in personal protective equipment, providing paid sick leave to affected employees, and other policies and initiatives that reduce the transmission of COVID-19.

Item 1A. Risk Factors

Our business is subject to significant risks, including the risks and uncertainties described below. You should carefully consider these risks, as well as the other information in this 2020 Form 10-K, including our Consolidated Financial Statements and the related Notes. The occurrence of any of these risks could adversely affect our business, financial condition, results of operations, and cash flows in a material way.
Risk Factors Summary
The principal risks and uncertainties affecting our business include, among others, those relating to the following factors:
▪any failure to complete the Merger, or delays in completing the Merger;
▪uncertainty about the Merger may adversely affect our business and our relationships with employees, customers, suppliers and others with whom we do business, and the Merger may disrupt our current plans and operations or divert management’s attention away from ongoing business opportunities and operational matters;
▪the Merger Agreement contains provisions that could discourage or deter a potential alternative purchaser that might otherwise have an interest in a business combination with us;
▪any legal proceedings filed against us in connection with the Merger could delay or prevent the completion of the Merger;
▪the effects of the COVID-19 pandemic could significantly disrupt our operations;
▪our ability to expand our business and implement our growth strategy;
▪our failure to innovate and develop new or enhanced solutions and services, or if these solutions and services are not adopted by our customers;
▪our acquisition and investment strategy may subject us to considerable business and financial risk;
▪we face significant competition for our solutions and services and we expect competition to continue to increase;
▪changes in the healthcare environment or in laws relating to healthcare programs and policies, particularly as they relate to the ACA and the Medicare and Medicaid programs;
▪healthcare spending fluctuations, simplification of the healthcare payment process or other aspects of the healthcare financing system, budgetary pressures and/or programmatic changes diminishing the scope of program benefits, or limiting payment integrity initiatives;
▪our systems and networks and those of third parties on which we rely may be subject to cyber security breaches and other disruptions that could compromise our information and harm our business;
▪system interruptions or failures could expose us to liability and harm our business;
▪any failure to maintain effective information processing systems and the integrity of the data in, and operations of, those systems;
▪our inability to successfully manage our relationships with the entities we depend on to supply information;

▪our international operations expose us to a number of business and financial risks;
▪you will not be able to rely on our operating results in any particular period as an indication of our future performance;
▪we face challenges associated with forecasting the revenue under our contracts;
▪our ability to protect our proprietary technology, information, processes, know-how, and other intellectual property, or if we become subject to third party claims of intellectual property infringement or misappropriation;
▪any failure to comply with the laws and regulations regarding individual privacy and information security;
▪we are subject to extensive domestic and foreign laws and regulations, including government and customer audits and investigations relating to our compliance with such laws and regulations;
▪adverse judgments or settlements in legal proceedings; and
▪the market price of our common stock may be volatile.

Risks Relating to Our Proposed Transaction with Gainwell
Failure to complete the Merger, or delays in completing the Merger, could materially adversely affect our business, financial condition, results of operations and stock price.
The proposed Merger is subject to various closing conditions such as the approval of our shareholders, among other customary closing conditions. It is possible that our shareholders will not approve the Merger or that a governmental authority may enjoin or otherwise prohibit the consummation of the Merger. If any condition to the closing of the Merger is not satisfied or, if permissible, waived, the Merger will not be completed. In addition, satisfying the conditions to the closing of the Merger may take longer than we expect. There can be no assurance that any of the conditions to closing will be satisfied or waived or that other events will not intervene to delay or result in the failure to consummate the Merger.
If the Merger is not completed, our ongoing business may be adversely affected, and we will be subject to a number of risks, including the following:
▪we may be required to pay Gainwell a termination fee of $67,392,807 if the Merger Agreement is terminated under certain circumstances;
▪the Merger Agreement places certain restrictions on the conduct of our business, which may have delayed or prevented us from undertaking business opportunities that, absent the Merger Agreement, may have been pursued;
▪we will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisor and printing fees; and
▪matters relating to the Merger (including integration planning) may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to the Company, in each case, without realizing any of the benefits of having completed the Merger, which may adversely affect our business and financial results. The market price of our common stock might decline materially as a result of any such failures to the extent that the current market prices reflect a market assumption that the Merger will be completed. If that were to occur, it is uncertain when, if ever, the price of our common stock would return to the price levels at which shares of our common stock currently trade.

We may also be negatively impacted if the Merger Agreement is terminated and our Board of Directors seeks but is unable to find another business combination or strategic transaction offering equivalent or more attractive benefits than the benefits expected to be provided in the Merger, or by our officers or members of our Board of Directors being subject to litigation related to entering into or failing to consummate the Merger.
Uncertainty about the Merger may adversely affect our business and our relationships with employees, customers, suppliers and others with whom we do business, and the Merger may disrupt our current plans and operations or divert management’s attention away from ongoing business opportunities and operational matters.
Uncertainty about the completion or effect of the Merger may affect the relationship between us and our employees, clients and suppliers, which may have an adverse effect on our business, financial condition and results of operations. These uncertainties may cause clients, suppliers and others that deal with us to seek to change existing business relationships and to delay or defer decisions concerning us. Changes to existing business relationships, including termination or modification, could negatively affect our revenues, earnings and cash flow, as well as the market price of our common stock. Gainwell may terminate the Merger Agreement under certain circumstances, including if there is a material adverse change in our business. If that were to happen, we may not be entitled to a termination fee under the Merger Agreement, or the applicable termination fee may be insufficient to compensate us.
In addition, we are dependent on the experience and industry knowledge of our officers, key management personnel and other key employees to operate our business and execute our business plans. Our current and prospective employees may experience uncertainty about their roles following the Merger, which may have an adverse effect on our ability to attract or retain key management personnel and other key employees. Our business could be negatively impacted if key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with the business if the Merger is not consummated. Adverse effects arising from the pendency of the Merger could be exacerbated by any delays in consummation of the Merger or termination of the Merger Agreement.
The Merger Agreement contains provisions that could discourage or deter a potential alternative purchaser that might otherwise have an interest in a business combination with us.
The Merger Agreement contains provisions that may discourage a third party from submitting an alternative proposal to us during the pendency of the proposed Merger as well as afterward, should the Merger not be consummated, that might result in greater value to our shareholders than the Merger. These Merger Agreement provisions include a prohibition on soliciting or entering into discussions with any third party regarding any alternative proposals, subject to limited exceptions. However, our Board of Directors is permitted to take actions that it believes, after consultation with its advisors, are necessary to not act in a manner inconsistent with its fiduciary duties, including withdrawing or modifying its recommendation in favor of the proposed Merger, so long as Gainwell has the opportunity, if it desires, to negotiate the terms of the Merger to address the basis for the Board of Director’s recommendation change.
In addition, we may be required to pay to Gainwell a termination fee in cash equal to $67,392,807 in certain circumstances involving acquisition proposals for competing transactions.
If the Merger Agreement is terminated and we determine to seek another strategic transaction, we may not be able to negotiate a transaction on terms comparable to, or better than, the terms of the proposed Merger.
Any legal proceedings filed against us in connection with the Merger could delay or prevent the completion of the Merger.
Transactions such as the Merger often give rise to lawsuits by shareholders or other third parties. One of the conditions to the closing of the Merger is that the consummation of the Merger is not then enjoined, prevented, restrained, made illegal or otherwise prohibited by any governmental order (whether preliminary or final) or applicable law. In connection with the Merger, plaintiffs may file lawsuits against us and/or our directors and officers in connection with the Merger. Such legal proceedings could also prevent or delay the completion of the Merger and result in additional costs. In addition, if any lawsuit is successful in obtaining an injunction prohibiting us or Gainwell from consummating the Merger on the agreed upon terms, the injunction may prevent the Merger from being completed within the expected timeframe, or at all. If the Merger is prevented or delayed, the lawsuits could result in substantial costs, including any costs associated with the indemnification of directors. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect our business, financial condition or results of operations.
Market, Industry and Strategic Risks
The effects of the COVID-19 pandemic could significantly disrupt our operations and adversely affect our business, financial condition, results of operations and cash flows.
The widespread outbreak of COVID-19 has created significant volatility, uncertainty, and disruption in economic activity and financial markets globally. Although the outbreak of COVID-19 has not had a material adverse effect on our operations to date, it did impact our financial results for the year ended December 31, 2020. There can be no assurance that COVID-19 will not have a material adverse effect on our future operational and financial performance. The extent to which COVID-19 could impact our operational and financial performance in future periods is currently uncertain and will depend on numerous evolving factors and future developments that we may not be able to accurately predict and to which we may not be able to respond. Such factors and developments include, but are not limited to: the duration, severity and spread of the outbreak; the measures undertaken by government authorities to contain, mitigate and treat COVID-19 and the effectiveness of such actions; the effect on the U.S. and global economies and actions taken in response; the overall impact on the businesses of our customers, partners, vendors and suppliers; changes in the healthcare industry as a result of COVID-19 and actions taken by regulatory authorities and industry participants in response to COVID-19, such as the suspension in medical record requests and audits to reduce administrative burden on hospitals; the health of and effect on our workforce; the future effects to our operational and financial results of the changes we have made to protect the safety and well-being of our employees and future operational disruptions or challenges we may face; increased cybersecurity and information security risk as a result of the transition of our employees to a remote work environment; and how quickly and to what extent normal economic and operating conditions may resume. For example, a portion of our business is tied to overall volumes of activity in the healthcare system, and due to a significant temporary reduction in volume resulting from the suspension or reduction of certain client contract work during part of 2020, we experienced lower revenues during the second quarter and continued to see an impact to our financial results in certain parts of our business in the third quarter. Further, our management has been intensely focused on mitigating COVID-19, which has required and will continue to require, a large investment of time, attention and resources. A prolonged outbreak could, among other things, strain our business continuity plans, create delays in our growth and strategic initiatives, reduce our sales and marketing activities, limit our access to financing on favorable terms, increase the Company’s exposure to potential impairment charges related to goodwill and intangible assets, hinder our ability to support our customers and operate our business effectively, heighten the risk of disruption to our information and reporting systems and internal controls, including those over financial reporting and other risk management systems, or require us to incur substantial costs. Additionally, our efforts to re-open our offices safely may not be successful, could subject our employees and partners to heightened risks for COVID-19 exposure and we may incur increased workforce costs associated with implementing further precautionary measures and workplace safety protocols to mitigate the spread and ensure the health of our workforce.
We cannot predict the degree to which COVID-19 will ultimately impact our operations and financial results, however, the effects of the COVID-19 pandemic, alone or taken together, could adversely affect our future business, financial condition, results of operations and cash flows. To the extent COVID-19 harms our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section and other sections of this 2020 Form 10-K.

Our ability to expand our business will be adversely affected if we fail to implement our growth strategy.
The size and scope of our business operations have continued to expand over the past several years. We currently intend to drive our growth and expansion into new and adjacent healthcare areas and markets, however, our growth and expansion strategy carries costs and risks that, if not properly managed, could adversely affect our business. Our future growth will depend on, among other things, our ability to successfully execute our business plans, which includes penetrating new markets, capturing opportunities in emerging markets for HMS, cross-selling our solutions to new and existing customers, broadening and deepening our customer and industry relationships, leveraging our brand identity and talent pool, securing strategic acquisitions, investments and partnerships, and increasing the speed, quality, capacity and scale at which we deliver our services across emerging and more established markets, all while remaining competitive. We must also be flexible and responsive to customers’ needs and changes in the political, economic and regulatory environment in which we operate. The greater size and complexity of our expanding business may put additional strain on our administrative, operational and financial resources and can make optimal resource allocation more difficult to determine. It is possible that we may not be able to maintain or accelerate our growth. A failure to anticipate or properly address the demands and challenges that our continued growth and diversification may have on our resources and existing infrastructure may result in unanticipated costs and inefficiencies that could negatively impact our ability to execute on our business plans and growth goals, which may have a material adverse effect on our business, financial condition, results of operations and cash flows.
If we fail to innovate and develop new or enhanced solutions and services, or if these solutions and services are not adopted by our customers, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Part of our growth strategy depends on our ability to respond to the evolving healthcare landscape with new, additive and innovative solutions and services that our existing and potential customers are willing to adopt. The development, marketing, implementation and delivery of these solutions and services may require that we make substantial financial and resource investments. We face risks that our new or enhanced offerings may not be responsive to customer preferences or industry changes, appropriately timed with market opportunity or effectively brought to market, and that the solution and service development initiatives that we prioritize may not yield the gains that we anticipate, if any. If we are unable to predict market preferences or healthcare industry changes, or if we are unable to develop or adapt solutions and services that are responsive to existing and potential customers’ needs, we may fail to expand our business, which could constrain our future revenue growth and materially adversely affect our business, financial condition, results of operations and cash flows.
Our acquisition and investment strategy may subject us to considerable business and financial risk.
To achieve our strategic goals, we have made a number of acquisitions and investments in businesses that have expanded our service offerings, including our PHM solutions, and broadened our customer base and our market and geographic presence. We may continue to pursue strategic acquisitions, investments and partnerships that advance our capabilities and build out our business lines in the future. We are subject to risks and uncertainties relating to our ability to consummate additional transactions that will be advantageous to us, including the Merger with Gainwell, and successfully integrate acquired or merged businesses, offerings technologies and employees. Future strategic acquisitions, investments and partnerships involve a number of factors that could affect our operations, including, but not limited to:
▪risks relating to the Merger with Gainwell, including failure to complete the Merger;
▪diversion of management’s attention and other resources;
▪our ability to successfully and timely integrate operational, financial, human resource and IT systems, functions, policies, processes and controls, and implement new operations, standards and technologies, without incurring substantial expenses, delays, difficulties or other issues;

▪continued coordination and cooperation with transaction parties or strategic partners for transition services;
▪difficulties in retaining or replacing key personnel and managing a geographically dispersed workforce, and other challenges associated with integrating employees and corporate cultures;
▪our ability to maintain relationships with customers and suppliers of acquired businesses and operations;
▪our ability to expand and further develop acquired businesses, technologies, employees and strategic relationships;
▪our ability to combine service offerings, or to cross-sell our solutions and acquired solutions to customers;
▪customer dissatisfaction or performance issues with acquired businesses, operations, products or strategic partners;
▪our ability to comply with regulatory requirements and avoid potential conflicts of interest in markets that we serve;
▪the misuse of intellectual property by personnel of acquired businesses and operations or strategic partners;
▪our ability to successfully enter into unfamiliar markets or manage new business lines;
▪compliance challenges related to new regulatory requirements or changes in foreign and international laws and regulations, such as those pertaining to data privacy, employment matters and taxation;
▪assumption of unanticipated legal or financial liabilities and/or negative publicity relating to activities of acquired companies, employees and strategic partners before the acquisition or investment;
▪exposure to litigation, claims and investigations in connection with the transaction or the acquired businesses and strategic partners, including claims from terminated employees, customers, former shareholders, government agencies or other third parties;
▪significant costs and expenses, including those related to severance payments, retention pay, assumed litigation and other liabilities, transition services, termination fees or other exit charges, legal, accounting or financial advisory fees and other transaction costs;
▪substantial reductions of our cash resources and/or the incurrence of debt;
▪our lack of control and sole decision-making authority with respect to the operations of strategic partners and investments, and potential changes in the economic or business interests, goals, financial condition or reputation of our strategic partners or the control of our strategic partners and investments;
▪any announced transaction may not close on the expected timeframe or at all;
▪possible erosion of employee morale, customer confidence or our relationships with strategic partners;
▪potential impairment of goodwill and other acquired intangible assets or of strategic investments made by us;
▪the failure of acquired businesses, operations, solutions or services to perform as expected or meet financial projections, which could negatively impact earnings or contingent consideration; and
▪potential dilution to our earnings per share.
In addition, divestitures of assets and businesses involve a variety of risks, including separation of operations, services or personnel, diversion of management’s attention, significant costs and expenses, disruption of business operations, potential loss of key employees, customer relationships or cash flow, and continued financial involvement in or liability with respect to the divested assets and businesses, including through indemnification and other contractual obligations. If we are unable to adequately address these risks or any of the foregoing factors, or fail to integrate the businesses that we acquire or merge with, we may not realize the cost efficiencies, synergies or other benefits that we anticipated from any future divestiture or strategic acquisition, investment or partnership, and our reputation, business, financial condition, results of operations and cash flows could be materially adversely affected.
We face significant competition for our solutions and services and we expect competition to continue to increase, which could materially adversely affect our business, financial condition, results of operations and cash flows.
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
We may not be able to compete successfully against our existing or future competitors. Some of these competitors have significantly greater financial and technical resources, and others have longer operating histories and greater name recognition than we do in certain markets. They may be able to (i) offer lower prices or negotiate fee reductions on our current solutions and services, (ii) respond more quickly than we can to new and emerging technologies and changing customer requirements, (iii) devote greater resources to the sale and promotion of their products and the development and implementation of new and improved systems, solutions and services for customers that we serve, and (iv) pursue various acquisitions that allow them to rapidly amass a wide array of capabilities. We may be forced to lower our pricing, unexpectedly scale or update our technological or data capabilities, or modify our offerings. Additionally, competitors may affect our business by entering into exclusive arrangements with our existing or potential customers or vendors. Notwithstanding any changes we make in response to increased competition, the demand for our solutions and services may still decrease as a result of increased competition. A failure to be responsive to customers’ needs or the changing industry landscape could frustrate our ability to maintain or expand our customer base, hire and retain new employees, pursue new business opportunities and contracts, complete future strategic acquisitions, investments and partnerships and operate our business effectively. Any inability to compete meaningfully could materially adversely affect our business, financial condition, results of operations and cash flows.
Our business could be materially adversely affected by changes in the U.S. healthcare environment or in laws relating to healthcare programs and policies, particularly as they relate to the ACA and the Medicare and Medicaid programs.
The healthcare industry in which we operate is subject to changing political, economic and regulatory influences that directly affect the practices and operations of federal, state and commercial healthcare organizations in the United States. When the ACA was passed, its emphasis on program integrity, cost containment and expansion of Medicaid created new opportunities to grow our business and our service offerings. The regulatory framework of the ACA and other healthcare reforms continues to evolve as a result of political changes and executive, legislative, regulatory and administrative developments as well as judicial proceedings. Since its adoption into law in 2010, there have been continued efforts by Congress to amend, enhance repeal or replace all or part of the ACA.
Although legislative attempts to completely repeal the ACA have been unsuccessful to date, and we believe would be unlikely under the current political climate, there have been significant attempts to challenge certain aspects of the ACA through other legislative measures and legal actions. The Supreme Court is currently considering the constitutionality of the ACA in the matter of California v. Texas. The Court heard oral arguments on November 10, 2020 and a decision is not expected until the late spring of 2021. Although a stay and partial final judgment has been issued pending appeals, ensuring that the ACA remains operational in all respects, we cannot predict when the Supreme Court will issue a decision or what that decision will be, or the outcome of any litigation that has been filed relating to the ACA. As such, there remains considerable uncertainty surrounding the continued implementation of the ACA and what similar healthcare reform measures or other changes might be enacted at the federal and/or state level. We will continue to evaluate the effect that the ACA and its possible invalidation may have on our business, however, it is difficult to predict the full impact and influence that the ACA and the varying healthcare reform measures may have on the U.S. healthcare industry or policy, and any resulting changes may take time to unfold.
There have also been legislative initiatives and healthcare reform proposals from the federal and state governments in response to budgetary or deficit considerations, such as block grants. While this may lead to a demand for our services, it could also result in fee concessions, contract and project holds, early contract termination, and reduced scopes or non-renewal of our contracts with certain state government customers. Another variable that impacts our business will be how state programs, commercial health plans, private employers and other healthcare payers will respond to the possible enactment of federal or state health care reforms and possible changes to other federal, state or local laws or regulations affecting the health care industry, including any such laws or governmental regulations which are adopted in response to the COVID-19 pandemic. These organizations may react to such changed circumstances and financial pressures by taking actions to ramp up, curtail or defer their retention of cost containment providers like us, which could impact the demand for our solutions and services and our ability to increase or maintain sales of our existing solutions and services. Due to uncertainties regarding the outcome of future healthcare reform initiatives, and their enactment and implementation, we cannot predict which, if any, future reform proposals will be adopted or the effect such adoption may have on us. Future healthcare legislation and regulation could have a significant impact on our business. While certain changes may present us with new opportunities, our business, financial condition, results of operations and cash flows could be materially adversely affected if we are unable to adapt our solutions and services to meet changing requirements or expand service delivery into new areas, or if the demand for our solutions and services is reduced as a result of future legislative changes affecting Medicare, Medicaid or other publicly funded or subsidized health programs.
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
Our projections and expectations are premised, in part, upon consistent growth rates in the Medicare and Medicaid programs and government spending on these programs, and the impact on the current healthcare financing system overall and need for our solutions and services within that existing framework. Our continued success is based in large part on offering solutions and services that improve the ability of our customers to identify and recover revenue that would otherwise be lost often as a result of procedural inefficiencies and complexities in the healthcare delivery and payment system. However, the need for our solutions and services, the price customers are willing to pay for them and the scope and profitability of our contracts could be negatively affected by a number of factors, including, but not limited to:
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
▪the simplification of the healthcare benefit and payment system through legislative or regulatory changes at the federal or state level (for example, legislative changes impacting the scope of mandatory audits, including limits on the look-back period for review in areas where we conduct audits); and
▪limits placed on ongoing program integrity initiatives, including the Medicare RAC program and state Medicaid RAC programs (for example, limitations or reductions in the amount of reviewable claims we audit, such as the modified ADR limits and sliding scale policy implemented by CMS for the current Medicare RAC contracts, which have a significant impact on the volumes of claims that Medicare RACs are permitted to review for inpatient providers and reduce their ability to identify overpayments and underpayments).
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
In the ordinary course of our business, we rely heavily upon our technology systems and networks, as well as on those of third-party providers, to process, transmit, maintain, store and host the confidential, proprietary and sensitive information and data we receive from our customers and other data suppliers, including private insurance plans and financial institutions. Some of the data we process, access, store and transmit may be outside of the United States due to our international business operations. In addition, subcontractors, teaming partners or other third-party vendors may receive or utilize this information on our behalf in support of the services we perform for our customers. The secure processing and maintenance of this information is critical to our operations and business strategy. We have devoted and continue to devote significant resources to implement security and privacy programs and controls, train our workforce and augment our security measures with new and enhanced technologies and processes, among other investments. Despite our security management efforts, our information technology and infrastructure, and those of third parties on which we rely, may continue to be vulnerable to computer hacking or phishing efforts, acts of vandalism or theft, introduction of malware, computer viruses, other malicious codes or other cyber-attacks, employee or insider malfeasance and misfeasance issues, fraud, human error, catastrophes, or unforeseen events. We may be unable to implement adequate preventive measures to protect against such compromises in the future or to effectively adapt our security measures to evolving security risks. As a result, our technology systems, including our data and our customers’ data, could be accessed improperly, made unavailable, improperly modified, corrupted or otherwise breached or compromised, or we could suffer system disruptions, shutdowns and denials of service. Similarly, we could be materially adversely affected by the loss of proprietary, trade secret or confidential technical and financial data if our internal networks are compromised. The occurrence of any of these events could harm the market perception of the effectiveness of our security measures, lead to reputational damage or the loss of our customers’ confidence in our solutions, negatively affect our ability to attract new customers, cause existing customers to terminate or not renew their existing contracts with us, or deter them from using our solutions or services in the future, all of which could reduce our revenue, increase our expenses and expose us to potential liability under privacy, security or other applicable laws and regulations, including losses and costs associated with any resulting fraud. We also may be subject to investigations, regulatory fines and penalties conducted or imposed by government regulatory agencies, and damages and other substantial costs associated with litigation, indemnification and contractual obligations, increased cybersecurity insurance premiums, and additional remediation efforts, such as credit monitoring, notice expenses, call center services or other corrective plans. We may be forced to spend significant time and resources investigating the cause of the breach, repairing system damage, remediating vulnerabilities in our security procedures, disseminating breach notifications, enhancing cyber security protection controls and measures, and deploying additional security personnel and protection technologies, all of which could increase our expenses, divert the attention of our management and key personnel away from our business operations and materially adversely affect our business, financial condition, results of operations and cash flows
Business and Operational Risks
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
▪operator error;
▪cyber-attacks, physical break-ins, sabotage or intentional acts of vandalism; and
▪other events beyond our control, such as COVID-19 and other pandemics and epidemics, war, terrorist attacks and other catastrophic events.
In addition, while there are backup systems in many of our facilities, an extended outage of utility or network services supplied by third party IT vendors may delay or disrupt the delivery or performance of the services we provide for our customers. We also utilize third-party cloud service providers to help us efficiently scale certain cloud-based solutions. If we or our cloud service providers and other suppliers encounter a lengthy business interruption or a denial of service, or in the event our disaster recovery and business continuity plans are not effective, or our applicable insurance coverage is denied or not adequate or available on a timely basis for all the liabilities that might be incurred, we could suffer operational, communication and service disruptions, disputes with customers and third parties, civil or criminal penalties, regulatory problems, increases in administrative expenses, financial penalties under our service level agreements with customers, loss of our ability to produce timely and accurate financial and other reports, damage to our reputation or customer relationships or other adverse consequences, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Any failure to maintain effective information processing systems and the integrity of the data in, and operations of, those systems could materially adversely affect our business, financial condition, results of operations and cash flows.
Our ability to conduct our operations and accurately report our financial results depends on the integrity of the data in our information systems and the processes performed by those systems. As a result of the services we provide, we process a number of complex transactions that require us to access, store, retrieve, process, manage and transmit the information and data of our customers’ and external third parties, as well as our own data. Although we have invested a great deal of time and resources in developing systems, processes and controls that protect the integrity of the data, such measures cannot provide absolute security. It is possible that failures or errors in hardware and software, including those in third-party technology, or technical deficiencies in our systems could result in data loss or corruption, or cause the data that we collect, utilize or disseminate or the resulting services we deliver that rely on this data to be incomplete or contain inaccuracies that our customers regard as significant. In addition, these information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs, satisfy customer requests and handle our expansion and growth. Despite our testing and quality control measures, we cannot be certain that errors or system deficiencies will be found and that remediation can be done in a timeframe that is acceptable to our customers, or that customer relationships will not be impaired by the occurrence of errors or the need for remediation. In addition, implementation of upgrades and enhancements may cost more, take longer or require more testing than originally expected. As we continue to expand our business, we face additional challenges in implementing adequate internal control over financial reporting. Situations may also arise in which the accuracy of our data analysis or the content and quality of our work product is central to the disposition of claims, controversies or litigation between our customers and third parties that would require us to allocate significant resources to fulfilling our contractual obligations to provide our customers with full and complete access to records, analysis and back-up documentation of our work. Assuring our capacity to fulfill these obligations as well as actually fulfilling them could impose significant burdens on our infrastructure for data storage, maintenance and processing, and require us to incur increased costs to supplement our personnel, data storage and computing resources, which could materially and negatively impact other business operations.
Our business could be materially adversely affected if we fail to maintain a high level of customer retention or fail to meet performance standards under our customer contracts, or if our customers elect to reduce the scope of our contracts or terminate them before their scheduled expiration dates.
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
In addition, our government and commercial healthcare customers are subject to financial pressures or pressure from stakeholders that may cause them to terminate contracts for our services that they regard as non-essential or have the ability to develop or perform in-house. They could also redefine or reduce the scope of our contracts by, for example, significantly reducing the volume of data that we are permitted to audit, or decide to renew our contracts at lower performance fee levels. We may agree to reduce our fees mid-term or extend payment terms in response to financial or operational difficulties affecting our customers due to macroeconomic factors, such as COVID-19. Despite our right to prompt and full payment under the terms of our contracts, we could face challenges in obtaining timely or full payments for our properly provided services from our customers. If there is a substantial reduction in the scope of our services under, or a termination of, any of our key contracts with our major customers, or if we are exposed to significant costs, liabilities or negative publicity, our ability to compete for new contracts with current or prospective customer could be damaged and our business, financial condition, reputation, results of operations and cash flows could be materially adversely affected.
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
We may rely on subcontractors and other third party providers to provide customers with a single-source offering or we may serve as a subcontractor to a third party prime contractor. If these parties fail to satisfy their obligations to us or if we are unable to maintain these relationships, our business, financial condition, results of operations and cash flows could be materially adversely affected.
In some areas of our business, we may engage subcontractors, teaming partners, vendors or other third party providers to provide our customers with a single-source solution for a broader range of service needs. These third parties include software vendors, utility and network providers, cloud service providers, contingent workers and other information technology service providers and solution partners. Our ability to deliver and implement solutions and serve our customers effectively depends on these third parties meeting our service standards in both timeliness and quality, and in certain instances, on our ability to obtain customer approval for the use of third party subcontractors. While we believe that we perform appropriate due diligence on third party providers and take adequate measures to ensure that they comply with the appropriate laws and regulations, we cannot guarantee that they will adhere to the terms set forth in their agreements with us. Performance deficiencies or misconduct by our third party providers may be perceived as inadequacies in our solutions or capabilities or cause us to fall short of our contractual obligations to our customers, which could materially adversely affect our customer relationships and reputation, result in termination of customer contracts, and subject us to disputes with our customers. In addition, if our third party service providers terminate or refuse to renew their relationships with us or offer their products to us in the future on less advantageous terms, we may not be able to perform or deliver solutions or services for existing customers as expected.
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

We obtain a portion of our business through competitive bidding processes. Reprocurements and future contracts may not be awarded on the same level or our contract awards may be challenged by interested parties which could materially adversely affect our business, financial condition, results of operations and cash flows.
In order to market our solutions and compete for contracts with existing and potential state and federal customers, we are often required to respond to government-issued RFPs. These responses typically require us to assemble and submit a large volume of information within a rigid timetable, and to accurately estimate our cost structure for servicing the proposed contract, the time required to establish operations and the likely terms of proposals submitted by our competitors. We may also be required to disclose sensitive information, such as business developments and trade secrets, or the occurrence of certain negative events suffered by our business, including customer disputes, contract terminations, assessments of liquidated damages, corrective action plans, government inquiries or audits, pending claims and litigation, or adverse judgments and settlements in legal proceedings, which could impair our ability to win the contract at issue or have a material adverse effect on our reputation in the industry.
Even if we win these contracts, we may fail to secure favorable contract terms and conditions, or a government’s determination to award us the contract may be challenged by an interested party. Under the state and federal laws and regulations governing procurements of goods and services, challenges and award protests may be filed even if there are no valid legal grounds on which to base the protest. The filing of such challenges could potentially delay the start or implementation of the contract if the government agency determines to withhold a contract award or suspend contract performance while the protest is being considered, or to take corrective action on its own, such as soliciting new bids, reinitiating the RFP process or terminating the contract award or current procurement. In the event of irregularities that we perceive or learn of in the award or bidding process, we also may be forced to file protests in response to RFP awards to other bidders. Resolution of a protest, even in our favor, could divert our management's focus and force us to expend considerable funds in disputing the potential award or incur additional expenses to maintain our ability to timely start implementation, which may cause our actual results to differ materially and adversely from those anticipated. In addition, if we are unable to win reprocurements or protests of particular contracts, we may be precluded from entering certain customer markets for the term of the contract awarded to another party. Any failure to continue to obtain contracts in response to government RFPs, to design proposals that result in profitable contracts, to win new contracts or re-procure current contracts after they expire or to prevail in protests or challenges of contract awards could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may not be able to deliver our solutions and perform services efficiently if we are unable to attract and retain qualified employees.
Our successful delivery of solutions and services and ability to maintain our productivity and profitability is highly dependent on our ability to identify, recruit, employ, train, engage and retain skilled personnel. The success of recruitment and retention strategies depend on a number of factors, including the competitive demands for individuals with the skill sets we need, the level of compensation required to hire and retain such employees and immigration requirements that may affect our ability to sponsor employees for employment-based visas. Customers or competitors may seek to hire away qualified and seasoned employees, which could impact our ability to innovate and operate effectively, and require us to take legal action and incur additional costs. We may not be able to recruit or maintain the personnel necessary to efficiently operate and support our business in the future, Even if our recruitment and retention strategies are successful, we may experience higher labor costs that may not be offset by improved productivity or increased sales. Our inability to attract and retain top talent on a timely basis without significantly increasing our labor costs could materially adversely affect our business, financial condition, results of operations and cash flows.

Our future success depends, in part, on the continued service of members of our management team.
Our ability to execute on our business plans and future success requires that we attract, develop, motivate and retain experienced and innovative executive and senior leadership who have successfully managed, designed, implemented and led government services programs or information technology initiatives, or have relevant experience in other healthcare sectors, including data management and analytics. These individuals are in great demand and continue to remain a limited resource in our industry. The loss of one or more members of our management team could cause disruptions in, and harm to, our business. To the extent we lose an executive officer or senior leader, we may incur increased expenses in connection with the hiring, promotion or replacement of these individuals and the effective transfer of critical knowledge. Any failure to successfully transition key leadership roles could adversely affect our business, financial condition, results of operations and cash flows.
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
▪difficulties and increased costs involved in staffing, managing and communicating with teams outside of the U.S.;
▪seasonal reductions in business activity;
▪our ability to protect our intellectual property in foreign jurisdictions;
▪legal uncertainties inherent in transnational operations such as export and import regulations, tariffs and other trade barriers;
▪the impact of foreign laws, regulations and trade customs;
▪U.S. and foreign taxation issues;
▪restrictions on repatriation of income or capital or other restraints on our ability to transfer funds freely;
▪increased costs of marketing to and servicing international clients;
▪general political and economic trends, including the potential impact of civil unrest, terrorist attacks, international hostilities, natural disasters or other catastrophic events that reduce business activities in the parts of the world we do business, such as the COVID-19 pandemic;
▪regulatory changes that may lead to restrictions on immigration and travel for our employees; and
▪legal compliance costs and risks associated with international operations, including heightened risks with respect to certain laws, including without limitation, employment regulations, healthcare and data privacy laws, FCPA and similar laws and regulations in foreign jurisdictions.
If any of these risks materialize, our business, financial condition, results of operations and cash flows could be materially adversely affected.
Financial Risks
You will not be able to rely on our operating results in any particular period as an indication of our future performance because they are subject to significant fluctuation which may cause the market price of our common stock to decrease significantly.
Our financial results may fail to match our past or projected performance and could vary significantly from period-to- period as a result of a number of factors, some of which are outside of our control. We have experienced fluctuations in our revenue and operating results in the past and they may vary in the future for reasons that include, but are not limited to:

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
▪technological and operational issues affecting our customers, including delays in payment receipt for previously recognized revenue due to certain customers' delayed processing of our findings through their systems, such as delays caused by the effects of COVID-19, and restrictions on our ability to use or access certain data or a lack of integrity or quality in the data or information we receive from certain data sources;
▪adjustments to age/quality of receivables and accruals as a result of factors such as delays involving contract limitations or changes, customer decisions to delay, avoid or refuse to make payments for our properly provided services, subcontractor performance deficiencies, managerial decisions not to pursue identified claim revenue from customers or otherwise, including as a result of the effects of COVID-19;
▪the impact of service disruptions or delays in the systems or operations of subcontractors, partners, vendors and other third party providers on which we rely on to deliver a single-source solution or service to our customers;
▪the timing of expenses related to the development, acquisition, divestiture, merger or integration of technologies or businesses and the timing of expenses related to strategic investments, dispositions and partnerships;
▪changes in applicable laws;
▪changes in accounting policies or guidelines; and
▪regulatory changes or general economic conditions as they affect healthcare providers and payers.
In addition, occasionally our state and federal customers are requested by third party payers or providers to refund payments that we previously recovered for our customers. If our customer chooses to refund money in response to these requests, regardless of whether an error actually occurred, we may be required to return the contingent revenue associated with such refunded payment for which we were previously paid. Consequently, our operating results are subject to significant fluctuation for any particular quarter, fiscal year, or other period, and may not be indicative of future periods. Our business is also subject to seasonal patterns resulting from increased efforts at year-end by certain customers to generate additional savings, complete compliance obligations and close gaps in care. However, taken as a whole, we do not consider our operations to be seasonal to any material degree. Due to these and other factors, it is difficult to predict the extent to which future variations could occur and there may be significant fluctuations in our revenue and operating results, which may cause the market price of our common stock to decrease significantly.
We face challenges associated with forecasting the revenue under our contracts, and any failure to accurately forecast such revenue could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may not be able to accurately estimate the factors upon which we base our contract pricing, or the costs and timing for implementing and completing our contracts. For a majority of our customer contracts, the payment of our fee is contingent upon the recoveries received by our customers. We also have cost-plus or time-and-materials based contracts with the federal government where our revenue is recognized based on costs incurred plus an estimate of the negotiated fee earned. Our ability to earn a profit on these contracts requires that we accurately estimate the costs involved with these contracts and assess the probability of achieving certain outcomes or milestones within the contracted time period. In addition, we cannot predict with certainty the costs or the period in which implementation or contracts may be completed when we introduce new or enhanced solutions into the marketplace. For our payment accuracy services, we may face a long implementation period with a new customer or a new contract with an existing customer, making it difficult to reliably forecast revenue under those contracts. If we do not accurately estimate the costs and timing for completing projects, or if we encounter increased or unexpected costs, delays, failures, liabilities or risks, including those outside of our control, our contracts could prove unprofitable for us or yield lower profit margins than anticipated. Although we believe that we have recorded adequate provisions in our financial statements for losses on our fixed price and cost-plus contracts where applicable, as required under U.S. GAAP, our contract loss provisions may not be adequate to cover all actual future losses.
Our outstanding indebtedness could materially adversely affect our financial condition and our ability to operate our business, and we may not be able to generate sufficient cash flows to meet our debt service obligations or capital requirements.
As of December 31, 2020, the outstanding principal balance under our Credit Agreement was $240 million. Our Credit Agreement provides for a senior secured revolving credit facility in an aggregate principal amount equal to $500 million and is secured, subject to certain customary carve-outs and exceptions, by a first priority lien and security interest in substantially all of our tangible and intangible assets. Our outstanding indebtedness and any additional indebtedness we incur may have important consequences for us, including, without limitation, that:
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
Additionally, certain of our indebtedness bears interest at variable interest rates, primarily based on LIBOR. In July 2017, the United Kingdom's Financial Conduct Authority announced its intention to phase out the use of LIBOR by the end of 2021. On November 30, 2020, ICE Benchmark Administration (the administrator of LIBOR) announced that, with the support of regulators, it intends to (i) cease publication of 1- week and 2 month LIBOR at the end of 2021 and (ii) subject to compliance with applicable regulations, it does not intend to cease publication of the remaining LIBOR tenors until June 30, 2023. Our Credit Agreement includes language to determine a replacement rate for LIBOR, if necessary; however, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, whether LIBOR will cease to be published or supported before or after 2021, or whether such alternative base rate will be more or less favorable than LIBOR. A transition away from LIBOR as a benchmark for establishing the applicable interest rate on certain borrowings could have a material adverse effect on the availability of financing and on our financing costs.
Changes in tax rules and regulations, or in interpretations thereof, may materially adversely affect our effective tax rates.
We are a U.S.-based company subject to taxation in multiple U.S. and foreign jurisdictions. As we continue to expand our business outside of the United States, we may become subject to additional tax laws and regulations, including those that could increase our exposure to additional tax liabilities and compliance, such as foreign tax laws, cross-border transfer pricing and laws relating to U.S. taxes on foreign operations. Our future effective tax rates could be materially affected by various factors, including changes in the tax rates of jurisdictions in which we do business, changes in relevant tax and accounting rules, regulations and interpretations, increases in expenses not deductible for tax purposes, including impairments of goodwill, changes in the valuation of our deferred tax assets and liabilities, and changes in geographic sales mix. Any unanticipated changes in our tax rates could affect our future results of operations.
In addition, we are subject to the continual examination of our income tax returns by the IRS and other domestic and foreign tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result; however, the authorities in these jurisdictions could review our returns and decide to impose additional tax, including fines and penalties, and record-keeping obligations. The final determination of any of these examinations could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Legal and Regulatory Risks
If we are unable to protect our proprietary technology, information, processes, know-how, and other intellectual property, or become subject to third party claims of intellectual property infringement or misappropriation, the value of our solutions and services may be diminished and our business may be materially adversely affected.
Our success as a company depends in part upon our ability to protect our core technology and intellectual property. Our expanding operations and efforts to develop new solutions and services also make protection of our intellectual property more critical. We seek to protect our intellectual property and other proprietary information through a combination of patent, trademark, copyright, trade secret and unfair competition laws, confidentiality agreements and invention assignment agreements with employees, consultants and other third parties, as well as through the terms of our agreements with customers and vendors, and other security measures. However, the steps we have taken to deter misappropriation of intellectual property may be insufficient to protect our proprietary information. For example, we may not always be successful at obtaining government registrations for our patents, trademarks, or copyrights that we seek to register. Even if we are successful, existing U.S. federal and state or foreign and international intellectual property laws offer only limited protection, and our property rights in foreign jurisdictions in which we operate or seek to do business may not receive the same degree of protection or enforceability as those in the United States.
Third parties may attempt to misuse our company name or trademarks to engage in improper or illegal conduct such as cyber-squatting or other cybercrimes using our marks, and we may not always be successful at quickly obtaining relief from agencies tasked with enforcing parties’ rights, or stopping such conduct before harm to third parties occurs. Similarly, misappropriation of our other intellectual property by third parties, or any disclosure or dissemination of our confidential and proprietary trade secrets, business intelligence, queries, algorithms and other similar information by any means, could undermine any competitive advantage we currently derive or may derive from that intellectual property. For example, our current and former employees, consultants or other third parties may unintentionally or willfully disclose our trade secrets, know-how or other confidential and proprietary information to competitors. Competitors have attempted to use the federal Freedom of Information Act and other federal and state open records laws to obtain our proposal responses and other documents we provide to government customers. We cannot be certain that our efforts to protect the confidential and proprietary trade secret information or intellectual property in these proposals or other documents will always be successful, even in spite of our objections and efforts to exempt such information from disclosure, due to the many factors underlying the various state and federal decisions to release information in response to open records requests. Parts of proposals may be incorporated into client contracts, which may be made publicly available. Additionally, certain of our solution offerings from recent acquisitions may incorporate open source software licensed under various public domain licenses or without warranties, indemnification or other contractual protections. Although we carefully monitor and manage our use of open source software to avoid uses that would require us to disclose proprietary source code or violate applicable open source licenses, if we engage in such uses inadvertently, we may be required to discontinue certain features or capabilities of our software, release certain of our proprietary source code or take other remedial action. Moreover, there remains the possibility that others will independently develop competing technologies that may be equivalent or superior to ours. If our efforts to protect our intellectual property and other proprietary rights are inadequate to prevent unauthorized use or appropriation by third parties or our employees, the value of our brand and other intangible assets may be diminished and make us less competitive, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Third parties may also claim that we are infringing upon or misappropriating their intellectual property, using their intellectual property inconsistent with or without the appropriate license terms, or assert other legal challenges to our intellectual property. Our exposure to these risks may further increase after we acquire a business or technology because third parties may wait to make infringement and similar or related claims until after we have acquired the technology.
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
A failure to comply with the laws and regulations regarding individual privacy and information security could subject us to legal actions, fines and penalties and negatively impact our reputation and operations.
Our ability to access, process, transmit and store sensitive data, including PHI and personally identifiable information of individuals, as well as other financial, confidential and proprietary information is essential to our business. The use and disclosure of information we obtain from our customers, subcontractors, government agencies, data suppliers and other third parties is regulated at the state, federal, international and industry levels. In particular, we are subject to HIPAA and other federal regulations and various U.S. state laws related to the privacy and security of health information. As such, we often function as a business associate under HIPAA, which also imposes standards and requirements on our downstream subcontractors or business associates. Additional legislation governing the acquisition, storage and transmission or other dissemination of health record information and other personal or sensitive information, including information outside the scope of HIPAA, continues to be proposed and come into force at the state level, such as the California Consumer Privacy Act and the California Privacy Rights Act. There are also numerous international privacy and security laws that govern the collection, dissemination, use, access, retention, storage, protection and confidentiality of personal information. The processes involved with accessing or transferring of personal information across international borders continue to grow increasingly complex.
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
Even though we take measures to comply with all applicable regulations and to ensure our business associates and subcontractors comply with these laws, regulations and rules, we have less than complete control over our business associates’ and subcontractors’ actions and practices. We may be exposed to data breach risk if there is unauthorized access to one of our or our subcontractors’ secure facilities, or to third-party enterprise cloud storage and cloud computing application services that we use, or from lost or stolen laptops or other portable media from current or former employee theft of data containing PHI or customer confidential information, from computer hacking, malware, computer viruses or other malicious codes, phishing or other cyber-attacks, from misdirected mailings containing PHI, or other forms of administrative or operational error. If we or our subcontractors fail to comply with applicable laws; if unauthorized parties gain physical access to one of our facilities and steal or misuse confidential information; if we erroneously use or disclose data in a way that is inconsistent with our granted rights; or if such information is misdirected, lost or stolen during transmission or transport, we may suffer damage to our reputation, potential loss of existing customers and difficulty attracting new customers. We could also be exposed to, among other things, unfavorable publicity, governmental inquiry and oversight, allegations by our customers that we have not performed our contractual obligations, costs to provide notifications, credit monitoring or other remediation to affected individuals, fines or other penalties imposed by government regulatory agencies, or litigation by affected parties and possible financial obligations for damages or indemnification obligations related to the theft or misuse of such information, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are subject to extensive domestic and foreign laws and regulations, including government and customer audits and investigations relating to our compliance with such laws and regulations and a negative finding or other adverse determination could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.
We operate in an increasingly complex regulatory environment. A significant portion of our business is regulated by the U.S. federal government and the states in which we operate. These laws and regulations are generally intended to benefit and protect individual citizens, including government program beneficiaries, health plan members and their dependents. As such, the federal and state governmental agencies administering these laws and regulations have broad latitude to enforce them. Our contracts with U.S. government agencies are also subject to unique contractual provisions and performance requirements, and, on an ongoing basis, government and customer reviews, audits and investigations to verify our compliance with our contracts and applicable laws and regulations, as well as specialized legal actions and enforcement proceedings. For example, the federal False Claims Act and similar state statutes permit government law enforcement agencies to institute suits against us for violations and, in some cases, to seek double or treble damages, penalties and assessments. In addition, private citizens, acting as whistleblowers, can sue on behalf of the government under the “qui tam” provisions of the federal False Claims Act and similar statutory provisions in many states.
In addition, the growth and continued expansion of our operations in the U.S. and abroad subject us to additional and sometimes conflicting legal and regulatory requirements. For example, in connection with our acquisition of Eliza Corporation, we became subject to the TCPA as a result of the member engagement services that we perform. We also face heightened consumer communication protections as a result of the changing regulatory environment. Our increased delivery of PHM solutions and penetration into new markets, such as ACOs, PBMs and commercial self-insured employers, could increase the likelihood and incidence of our being subjected to regulatory scrutiny or legal actions by third parties other than our customers, which may impose significant costs and strain on our resources.
The expansion of our international operations further subjects us to a variety of new foreign laws and regulations as well as U.S. laws that regulate the conduct and activities of U.S.-based businesses operating internationally. Our limited experience in operating our business in foreign jurisdictions increases the risk of non-compliance with international laws and regulations. Any changes in the laws of the countries in which we operate or utilize third-party resources may intensify our future legal and regulatory compliance burden and involve significant costs and resources. The inadequate enforcement of such laws or regulations could affect our business and results of operations. Despite our efforts, we may not be in compliance with all regulations in the countries in which we operate at all times, and may be subject to sanctions, penalties or fines as a result.

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
We are subject and may be a party to legal proceedings and claims that arise from time to time in the ordinary course of our business. These matters may include, but are not limited to, claims relating to billing and contractual disputes, subcontracts and teaming agreements, protection of confidential information, trade secrets or intellectual property rights, pending, terminated or completed acquisitions, dispositions, investments or other strategic transactions, individual or class action claims in relation to the services we, or the companies we acquire, may provide, adversary proceedings arising from customer bankruptcies, employment of our workforce and immigration requirements or compliance with any of a wide array of statutes, rules and regulations that pertain to different aspects of our business, both domestically and internationally. It may be necessary to initiate costly litigation or other proceedings to protect our business interests. There is a risk that we will not be successful or otherwise able to satisfactorily resolve any pending or future litigation. In addition, litigation and other legal claims are subject to inherent uncertainties and management’s view of currently pending legal matters may change in the future. Those uncertainties include, but are not limited to, litigation costs and attorneys’ fees, unpredictable judicial or jury decisions, and differing laws and judicial proclivities regarding damage awards in the jurisdictions in which we operate. Resolution may also require that HMS accept some amount of loss or liability in order to avoid customer abrasion, negative marketplace perceptions and other disadvantageous results. Unexpected outcomes in such legal proceedings, or changes in management’s evaluation or predictions of the likely outcomes of such proceedings (possibly resulting in changes in established reserves), could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We may be precluded from bidding on or performing certain work due to work we currently perform, which could adversely affect our business, financial condition, results of operations and cash flows.
Various laws, regulations and administrative policies prohibit companies from performing work for government agencies in capacities that might be viewed to create an actual or perceived conflict of interest. In particular, CMS has stringent organizational conflict of interest, or OCI, rules, which can limit our bidding for specific work for CMS, or for other contracts that might conflict, or be perceived by CMS to conflict, with contractual work for CMS. State governments and managed care organizations also have conflict of interest restrictions that could limit our ability to bid for certain work and impact our overall sales strategy. As we continue to grow and diversify our business operations, the likelihood that customers or potential customers will perceive conflicts of interest between our various activities, lines of business and customer relationships may increase. Such conflicts, whether real or perceived, could result in a loss of contracts or additional internal structural barriers that delay operational efficiency. We may also need to divest certain existing businesses or reorganize our current organizational and management structure in order to qualify for new contract awards or to appropriately mitigate conflicts and neutralize or avoid potential OCI issues. Our failure to devote sufficient care, attention and resources to managing these adjustments may result in technical or administrative errors that could expose us to potential liability or adverse regulatory action. In addition, OCI rules and standards change frequently, and are subject to varying interpretations and varying degrees and consistency of enforcement. We may not be successful in navigating these restrictions. If we are prevented from undertaking business opportunities due to real or perceived conflicts of interest, our business, financial condition, results of operations and cash flows could be adversely affected.
Risks Relating to Our Common Stock
The market price of our common stock may be volatile, and fluctuations in the price of our common stock may materially adversely affect our business, financial condition, results of operations and cash flows and result in significant losses for our shareholders.
The market price of our common stock has, at times, fluctuated significantly and may fluctuate in the future based on a variety of factors, many of which are beyond our control. During the 52-week period ended December 31, 2020, our common stock traded on the Nasdaq Global Select Market as high as $36.95 per share and as low as $18.20 per share. In addition to the risk and uncertainties described in this “Risk Factors” section, factors affecting our stock price include, among others, those relating to:
▪the timing of, and our ability to close, the Merger with Gainwell, as well as changes in factors that influence the timing or likelihood of closing the Merger successfully;
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
We do not intend to pay dividends in the foreseeable future.
We have not paid or declared cash dividends on any of our common stock to date and do not intend to pay any cash dividends in the foreseeable future. In addition to the restrictions in our Credit Agreement, the Merger Agreement with Gainwell places certain restrictions on our ability to make or declare dividends or distributions to the stockholders of HMS. For additional information, please refer to the definitive proxy statement on Schedule 14A filed on February 22, 2021 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this 2020 Form 10-K.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters and other material leased properties as of December 31, 2020 are shown in the following table:

Location	Approximate Square Footage	Owned/Leased
Irving, TX (corporate headquarters)	242,260	Owned
Las Vegas, NV (office space)	63,593	Leased
Danvers, MA (office space)	38,868	Leased
New York , NY (office space)	34,759	Leased
Jackson, MN (office space)	27,932	Owned
Westerville, OH (office space)	25,212	Leased
All other locations (26)	106,347	Leased
All other locations consist principally of office space and two data centers, which are primarily located in the United States. Outside the U.S., we also lease office space in India and Australia. The leased locations have expiration dates through 2026. A portion of the above Las Vegas, NV and New York, NY office spaces are sub-leased. In general, we believe our existing facilities, including both owned and leased, are suitable to meet our current and reasonably anticipated future needs. See “Leases” in Note 16 to the Consolidated Financial Statements in Part II, Item 8 for additional information.
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
Holders
As of the close of business on February 23, 2021, there were 244 holders of record of our common stock.
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
Repurchases of Shares of Common Stock
On November 1, 2019, our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $50.0 million of shares of its common stock from time to time on the open market or in privately negotiated or other transactions. We publicly announced the program in November 2019. The share repurchase program is authorized for a period of up to two years, and may be suspended or discontinued at any time. In order to facilitate repurchases, the Company may enter into a Rule 10b5-1 plan from time to time, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws or because of a self-imposed trading blackout period. See “Equity” in Note 10 to the Consolidated Financial Statements in Part II, Item 8 for additional information regarding share repurchases. There were no repurchases of shares of common stock under the share repurchase program during the fourth quarter of 2020. The maximum approximate dollar value of shares that may yet be purchased under the program as of December 31, 2020 is $50.0 million.

Comparative Stock Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$350
$300
$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
HMS Holdings Corp.
Nasdaq Composite
Nasdaq Computer & Data Processing
Nasdaq Health Services

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

The graph above compares the cumulative total shareholder return on our common stock with the cumulative total shareholder returns of the Nasdaq Composite Index, the Nasdaq Computer & Data Processing Index and the Nasdaq Health Services Index assuming an investment of $100 on December 31, 2015 and the reinvestment of dividends through the year ended December 31, 2020.

	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
HMS Holdings Corp.	$100.00	$147.16	$137.36	$227.96	$239.87	$297.81
Nasdaq Composite	100.00	108.87	141.13	137.12	187.44	271.64
Nasdaq Computer & Data Processing	100.00	107.35	150.04	152.52	213.66	305.01
Nasdaq Health Services	100.00	78.91	90.89	108.53	151.08	242.42
Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act or the Exchange Act that might incorporate by reference this 2020 Form 10-K or future filings made by us under those statutes, the Comparative Stock Performance Graph is not deemed filed with the SEC, is not deemed soliciting material and shall not be deemed incorporated by reference into any of those prior filings or into any future filings we make under those statutes, except to the extent that we specifically incorporate such information by reference into a previous or future filing, or specifically request that such information be treated as soliciting material, in each case under those statutes.

Item 6. Selected Financial Data
The following table sets forth selected consolidated financial amounts at and for each of the last five fiscal years in the period ended December 31, 2020. It should be read in conjunction with Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and Notes thereto, in Part II, Item 8 of this 2020 Form 10-K.
Statement of Operations Data

	Years ended December 31,
(in thousands, except per share amounts)	2020	2019	2018	2017	2016

Revenue	$673,283	$626,395	$598,290	$521,212	$489,720
Total operating expenses	580,056	523,379	535,052	470,781	432,051
Operating income	93,227	103,016	63,238	50,431	57,669
Interest expense	(7,586)	(11,013)	(11,310)	(10,871)	(8,519)
Interest income	271	4,148	1,089	295	321
Other income	1,358	8,211	—	—	—
Income before income taxes	87,270	104,362	53,017	39,855	49,471
Income taxes	17,121	17,138	(1,972)	(199)	11,835
Net income	$70,149	$87,224	$54,989	$40,054	$37,636

Net Income Per Common Share
Basic income per common share:
Net income per common share — basic	$0.79	$1.00	$0.66	$0.48	$0.45
Diluted income per common share:
Net income per common share — diluted	$0.78	$0.98	$0.64	$0.47	$0.43
Weighted average shares:
Basic	88,438	87,222	83,625	83,821	84,221
Diluted	90,081	89,317	86,144	85,088	86,987

Balance Sheet Data

	Years ended December 31,
(in thousands)	2020	2019	2018	2017	2016
Cash and cash equivalents	$207,124	$139,268	$178,946	$83,313	$175,999
Working capital	$397,368	$296,093	$328,684	$199,967	$277,478
Total assets	$1,329,677	$1,244,276	$1,078,518	$975,160	$882,755
Revolving credit facility	$240,000	$240,000	$240,000	$240,000	$197,796
Total shareholders' equity	$948,329	$854,865	$713,396	$606,229	$556,610

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and financial condition of HMS. You should read this discussion and analysis in conjunction with the other sections of this 2020 Form 10- K, including the Cautionary Note Regarding Forward-Looking Statements appearing prior to Part I, the information in Part I, Item 1A, and the Consolidated Financial Statements and Notes thereto in Part II, Item 8. The historical results set forth in Part II, Item 6, Item 7 and Item 8 of this 2020 Form 10-K should not be taken as necessarily indicative of our future operations or financial results.
This section of this 2020 Form 10-K generally discusses 2020 and 2019 items and includes a year-to-year comparison of our results of operations and liquidity and capital resources between 2020 and 2019. For a discussion of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this 2020 Form 10-K, please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 24, 2020.
Business Overview
HMS is mission-driven to increase the value of healthcare so that it can benefit more people and improve the health of the population. Through our industry-leading technology, analytics and engagement solutions, we save billions of healthcare dollars annually while helping people lead healthier lives. We provide a broad range of coordination of benefits, payment integrity and population health management solutions through our operating subsidiaries that move healthcare forward. We are managed and operate as one business segment with a single management team that reports to the Chief Executive Officer.
We provide solutions that apply broadly across state and Federal government agencies, health plans and PBMs, employers, and at-risk providers. We also serve as a subcontractor for certain business outsourcing and technology firms. As of December 31, 2020, our customer base included the following:
▪50+ U.S. Federal and state government agencies;
▪over 350 health plans, including 22 of the top 25 health plans nationally (based on membership) in support of their multiple lines of business, including Medicaid managed care, Medicare Advantage and group and individual health;
▪over 160 employers;
▪CMS, the Centers for Disease Control and Prevention and the Department of Veterans Affairs; and
▪PBMs, third-party administrators and other risk-bearing entities, including independent practice associations, hospital systems, ACOs and specialty care organizations.
Trends and Outlook
We have grown our business both organically, through internal innovation and the development of new solutions and services, as well as by acquisition of businesses whose core services strengthened our overall mission to make healthcare work better for everyone. Health plans were the largest growth contributor during 2020. In addition to cross-sales of our population health management solutions and other internal initiatives in 2020, various factors related to the macro healthcare environment are expected to provide opportunities for future growth, including:
▪the rising and unsustainable costs of healthcare;
▪increasing enrollment and rising expenditures for Medicare and Medicaid;
▪the importance of treating the "whole person" with multi-dimensional analytics that provide a complete view of a person's coverage, health history and risks, enhanced with effective engagement solutions that impact behavior and improve outcomes;
▪the transition to value-based care, and the overall complexity of the healthcare claims payment system in the U.S.; and
▪the growing importance of analytics to preemptively identify early and rising risks, measure outcomes, and improve health.
To fuel our future growth, we plan to enter into new and adjacent markets, and add new customers and broaden the scope of our relationships with existing customers by capturing cross-selling opportunities and introducing innovative solutions and services that span the payment and care continuum. To advance these initiatives, we intend to increase internal product development and enhancement efforts to accelerate the launch of new offerings and capabilities that drive innovation and value for our customers. We have also renewed our focus on investing and deploying technology tools that leverage a big data environment to promote automation and greater operating efficiencies that will improve the quality, effectiveness and profitability of our offerings, increase customer satisfaction and identify revenue opportunities.
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
Proposed Transaction with Gainwell
On December 20, 2020, we entered into the Merger Agreement. The Merger Agreement provides that, upon the terms and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into HMS, with HMS continuing as the surviving corporation and a wholly owned subsidiary of Gainwell. Under the terms of the Merger Agreement, which has been unanimously approved by the HMS Board of Directors, HMS shareholders will receive $37.00 in cash per share.
We have agreed to customary representations, warranties and covenants in the Merger Agreement, including covenants with respect to the operation of our business prior to the closing of the transaction or termination of the Merger Agreement, such as restrictions on making certain acquisitions and dispositions, entering into certain contracts, incurring certain indebtedness or expenditures, declaring dividends, repurchasing stock and taking other specified actions. The consummation of the Merger is subject to customary closing conditions, including, among others, the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the shares of HMS's common stock outstanding and entitled to vote as well as the satisfaction of other customary closing conditions. The Merger is not conditioned upon receipt of financing by Gainwell. The Merger is anticipated to close in the first half of 2021; however, we cannot predict with certainty as to when all of the required closing conditions will be satisfied or if the Merger will close at all. Under certain specified circumstances, we may be required to pay Gainwell a termination fee of approximately 2.0% of the transaction value in the event the Merger Agreement is terminated. See Note 1 to the Consolidated Financial Statements in Part II, Item 8 for additional details.
The Impact of COVID-19 on our Business
In March 2020, the World Health Organization declared COVID-19 a global pandemic. Since the beginning of the outbreak, COVID-19 has significantly reduced global economic activity and increased the level of uncertainty and volatility in financial markets throughout the world. It has also impacted our day-to-day operations and the operations of the vast majority of our customers, suppliers and partners. Although the Company’s revenues increased for the year ended December 31, 2020, as compared to the prior year periods, and the COVID-19 pandemic has not had a material adverse effect on our business to date, our future operational and financial performance may be negatively impacted by the effects of COVID-19, including those that may not be in our control. The extent of the impact will depend on future developments and their effects on our customers and contracts, which are highly uncertain and cannot be accurately predicted at this time. For example, due to the circumstances related to COVID-19, some of our customers temporarily suspended or reduced certain contract work over several months in 2020. As a result of the reduction in volume and services, we experienced lower revenues during the second quarter and continued to see an impact to our financial results in certain parts of our business in the third quarter. As COVID-19 continues to evolve, we will continue to closely monitor the impact of COVID-19 and its effects on all aspects of our business, including those on our customers and partners, and assess any potential impacts to our financial position and operating results, as well as adverse developments in our business. For further information regarding the effect of COVID-19 on the Company, please see the “Risk Factors” section set forth in Part I, Item 1A. of this 2020 Form 10-K, which is incorporated herein by reference.
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

The Company’s carrying amount of goodwill was $594.6 million as of December 31, 2020.

The Company completed the quantitative annual impairment test as of June 30, 2018, performed the qualitative assessment as of June 30, 2019 and in June 30, 2020 elected to perform the qualitative assessment.

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

The results of the annual impairment assessment provide that the fair value of the reporting unit was significantly in excess of the Company’s carrying value, including goodwill; therefore, no impairment was indicated. If actual results are not consistent with our estimates or assumptions, the Company may be exposed to an impairment charge that could materially adversely impact our consolidated financial position and results of operations. There were no impairment charges related to goodwill during the years ended December 31, 2020, 2019, or 2018.

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
The Company’s carrying amount of long-lived assets, including property and equipment and intangible assets was $198.7 million as of December 31, 2020. The Company did not recognize any impairment charges related to long-lived and intangible assets during the years ended December 31, 2020, 2019 or 2018. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could materially adversely impact our consolidated financial position and results of operations.

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

Results of Operations
2020 Highlights
▪Revenue growth of 7.5%
▪Operating income decrease of 9.5%
▪Cash flow from operations of $99.0 million
▪Net income decrease of 19.6%

Comparison of 2020 to 2019 and 2019 to 2018

(dollars in millions)	Years ended December 31,			$ Change	% Change	$ Change	% Change
	2020	2019	2018	2020 vs 2019		2019 vs 2018
Revenue	$673.3	$626.4	$598.3	$46.9	7.5%	$28.1	4.7%
Cost of services:
Compensation	261.2	231.3	224.9	29.9	12.9	6.4	2.8
Direct project and other operating expenses	96.2	90.1	74.3	6.1	6.8	15.8	21.3
Information technology	61.4	53.9	53.4	7.5	13.9	0.5	0.9
Occupancy	16.5	16.4	16.0	0.1	0.6	0.4	2.5
Amortization of acquisition related software and intangible assets	22.0	17.0	33.0	5.0	29.4	(16.0)	(48.5)
Total cost of services	457.3	408.7	401.6	48.6	11.9	7.1	1.8
Selling, general and administrative expenses	122.8	114.7	113.5	8.1	7.1	1.2	1.1
Settlement expense	—	—	20.0	—	—	(20.0)	(100.0)
Total operating expenses	580.1	523.4	535.1	56.7	10.8	(11.7)	(2.2)
Operating income	93.2	103.0	63.2	(9.8)	(9.5)	39.8	63.0
Interest expense	(7.6)	(11.0)	(11.3)	3.4	(30.9)	0.3	(2.7)
Interest income	0.2	4.1	1.1	(3.9)	(95.1)	3.0	272.7
Other income	1.4	8.2	—	(6.8)	(82.9)	8.2	100.0
Income before income taxes	87.2	104.3	53.0	(17.1)	(16.4)	51.3	96.8
Income taxes	17.1	17.1	(2.0)	0.0	0.0	19.1	(955.0)
Net income	$70.1	$87.2	$55.0	$(17.1)	(19.6)%	$32.2	58.5%

Revenue (in millions)

$700.0
$600.0
$500.0
$400.0
$300.0
$200.0
$100.0
$0.0
673.3
626.4
598.3
2020
2019
2018

2020 vs 2019
During the year ended December 31, 2020, revenue was $673.3 million, an increase of $46.9 million or 7.5% compared to $626.4 million for the year ended December 31, 2019.
▪    By solution:
o    Coordination of benefits revenue increased $65.1 million or 16.1% largely driven by Accent related revenue of $43.3 million, and incremental services and yield increases provided to non-Accent customers primarily related to cost avoidance and direct bill solutions.
o    Payment integrity revenue decreased $10.2 million or 6.3%, primarily related to $10.5 million of revenue recognized in the prior year period resulting from the release of the Company's remaining estimated liability and net receivables in connection with the original Medicare RAC contract in 2019.
o    Population health management revenue decreased $8.0 million or 13.3%, primarily resulting from decreased transactional revenue and lower program volume due to circumstances related to COVID-19.
▪    By market:
o    Commercial health plan market revenue increased $48.1 million or 15.9%, which was primarily due to Accent related revenue of $43.3 million, and incremental services and yield increases provided to non-Accent customers primarily relating to cost avoidance and direct bill solutions.
o    State government market revenue increased $18.4 million or 7.1%, which was attributable to expanded scopes and yield improvements.
o    Federal government market and other revenue decreased $19.6 million or 29.6% compared to the prior year period due to a reduction in volume as a result of COVID-19 impacts, and $10.5 million of revenue in the prior year period related to the release of the Company's remaining estimated liability and net receivables as described above.

Cost of Services (in millions)

$600.0
$400.0
$200.0
$0.0
457.3
408.7
401.6
2020
2019
2018

2020 vs 2019
During the year ended December 31, 2020, total cost of services was $457.3 million, an increase of $48.6 million or 11.9%, compared to $408.7 million for the year ended December 31, 2019.
▪Compensation expense increased by $29.9 million, primarily due to the payroll related costs incurred in connection with the acquisitions of VitreosHealth and Accent during the second half of 2019.
▪Information technology expense increased by $7.5 million due to increases in the amortization of capitalized software and equipment costs in connection with the acquisitions of VitreosHealth and Accent during the second half of 2019, and other software, computer and equipment related costs.
▪Direct project and other operating costs increased by $6.1 million due to increased labor and professional fees utilized to support acquisition and operational related activities, partially offset by a decrease in travel related costs.
▪Amortization of acquisition related software and intangibles assets increased by $5.0 million due to an increase in intangible assets following the acquisitions of VitreosHealth and Accent during the second half of 2019.

Selling, General and Administrative Expenses (in millions)

$150.0
$125.0
$100.0
$75.0
$50.0
$25.0
$0.0
122.8
114.7
113.5
2020
2019
2018

2020 vs 2019
During the year ended December 31, 2020, SG&A expense was $122.8 million, an increase of $8.1 million or 7.1% compared to $114.7 million for the year ended December 31, 2019.
▪    Compensation expense increased $5.8 million primarily as a result of increases in payroll related costs and stock compensation expense benefits.
▪    Information technology expense increased $2.4 million primarily due to an increase in software related costs.
▪    Other costs decreased $0.1 million, which included a decrease in travel and employee related of $3.6 million, offset by an increase in professional fees of $3.5 million.
Other income
2020 vs 2019
During the year ended December 31, 2020, Other income was $1.4 million, a decrease of $6.8 million or 82.9% compared to the prior year period. The Other income recognized in 2020 was due to a change in the fair value of ordinary shares of MedAdvisor Limited acquired during the fourth quarter of 2019. In addition, during the year ended December 31, 2019, a third party acquired one hundred percent of the outstanding stock of InstaMed Holdings, Inc. ("InstaMed") including the Company's cost based investment in InstaMed of $2.1 million. As a result, the Company received proceeds of $9.8 million from the sale of the investment and recognized a $7.7 million gain in Other income for the year ended December 31, 2019.

Income Taxes
2020 vs 2019
During the year ended December 31, 2020, we recorded an income tax expense of $17.1 million, the expense is unchanged compared to an income tax expense of $17.1 million for the year ended December 31, 2019.
▪    Our effective tax rate was 19.6% for the year ended December 31, 2020 compared to an effective tax rate of 16.4% for the year ended December 31, 2019. The low 2019 effective tax rate is primarily due to equity compensation, favorable tax benefits related to current credits, prior year state tax apportionment changes, and uncertain tax position releases.

▪    Our normalized effective tax rate of 23.4% for 2020 decreased from our normalized effective tax rate of 27.8% for 2019. The 2020 normalized effective tax rate excludes tax benefits related to stock compensation net windfalls, prior year credit adjustments, and reversal of prior years' uncertain tax benefits of (0.2%), (1.8%) and (1.8%), respectively.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic, which provides numerous tax provisions and other stimulus measures. The Company claimed benefits relating to technical corrections of tax depreciation methods for qualified improvement property. The benefits did not have a material impact for the year ended December 31, 2020.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Liquidity and Capital Resources
The following tables should be read in conjunction with the Consolidated Financial Statements and Notes thereto, in Part II, Item 8 of this 2020 Form 10-K.
Our cash and cash equivalents, working capital and available borrowings under our credit facility (based upon the borrowing base and financial covenants in our Credit Agreement) were as follows (in thousands):

	Years ended December 31,
	2020	2019
Cash and cash equivalents	$207,124	$139,268
Working capital	$397,368	$296,093
Available borrowings under credit facility	$253,500	$253,500
A summary of our cash flows was as follows (in thousands):

	Years ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$99,048	$133,232	$96,457
Net cash used in investing activities	(29,748)	(205,059)	(30,413)
Net cash (used in)/provided by financing activities	(1,444)	32,149	29,589
Net increase / (decrease) in cash and cash equivalents	$67,856	$(39,678)	$95,633
Our cash and cash equivalents and our working capital increased as of December 31, 2020 as compared to December 31, 2019, primarily as a result of the cash used in investing activities in 2019 and an increase in accounts receivable as of December 31, 2020.
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
We believe that expected cash flows from operations, available cash and cash equivalents, and funds available under our revolving credit facility will be sufficient to meet our liquidity requirements for the following year, which include:
▪the working capital requirements of our operations;
▪investments in our business; and

▪business development activities.
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
Under the Merger Agreement with Gainwell, we have agreed to various customary covenants and agreements, including, among others, covenants to conduct our business, in all material respects, in the ordinary course of business during the interim period between the execution of the Merger Agreement and the consummation of the Merger. Outside of certain limited exceptions, we may not engage in or take specified actions during this period unless agreed to in writing by Gainwell, which include, among others:
▪acquiring entities, including any business or divisions thereof;
▪entering into new lines of business;
▪disposing of material assets or properties;
▪making capital expenditures above specified thresholds;
▪incurring any indebtedness for borrowed money;
▪granting or issuing new stock options for additional shares of common stock; and
▪repurchasing shares of our common stock.
We do not believe these restrictions will prevent us from funding our ongoing cost of services and other operating costs or satisfying our working capital and capital expenditure requirements.
Cash Flows from Operating Activities
Net cash provided by operating activities for the year ended December 31, 2020 was $99.0 million, a $34.2 million decrease from net cash provided by operating activities of $133.2 million for the year ended December 31, 2019. The decrease was primarily due to a $17.1 million decrease in net income in 2020, a $7.7 million gain on the sale of a cost-basis investment in 2019, the release of an estimated liability for appeals, net of $10.5 million in 2019, a decrease in deferred income taxes of $14.0 million in 2020, and a net increase in operating assets and liabilities of approximately $26.2 million in 2020.
Our DSO calculation can be derived by dividing total net accounts receivable at the end of period, by the daily average of the current quarter’s annualized revenue. For the year ended December 31, 2020, revenue was $673.3 million, an increase of $46.9 million compared to revenue of $626.4 million for the year ended December 31, 2019. DSO was 123 days as of December 31, 2020, the same as compared to December 31, 2019. We do not currently anticipate collection issues with our accounts receivable, however, nor do we currently expect that any extended collections will materially impact our liquidity.
The majority of our customer relationships have been in place for several years. Our future operating cash flows could be adversely affected by a decrease in a demand for our services, delayed payments from customers or if one or more contracts with our largest customers is terminated or not renewed.
Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2020 was $29.7 million, a $175.4 million decrease compared to net cash used in investing activities of $205.1 million for the year ended December 31, 2019. This decrease was primarily attributable to a reduction in net cash used in the acquisition of a business of $187.3 million in 2020 and a reduction in the investment in common stock of $4.0 million in 2020. These decreases were partially offset by a decrease in proceeds from the sale of our cost basis investment in InstaMed of $9.8 million in 2019 and an increase in purchases of property and equipment and investment in capitalized software of $6.3 million year over year.
We currently expect to incur capital expenditures of approximately $35 million during the year ended December 31, 2021.
Cash Flows from Financing Activities
Net cash used in financing activities for the year ended December 31, 2020 was $(1.4) million, a $33.5 million decrease from net cash provided by financing activities of $32.1 million for the year ended December 31, 2019. The decrease was primarily related to a $33.1 million decrease in proceeds from the exercise of stock options, net of payments of tax withholdings in 2020.
Share Repurchase Program
During the year ended December 31, 2020, we did not repurchase any shares of our common stock. See the discussion under “Repurchases of Shares of Common Stock” under Part II, Item 5 and “Equity” in Note 10 to the Consolidated Financial Statements under Part II, Item 8 for additional information regarding share repurchases.
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
As of December 31, 2020, the outstanding principal balance under our revolving credit facility was $240.0 million.
As part of a contractual agreement with a customer, the Company has an outstanding irrevocable letter of credit for $6.5 million, which is issued against our revolving credit facility and expires June 30, 2021.
As of December 31, 2020, we were in compliance with all terms of the Credit Agreement.
See Note 9 to the Consolidated Financial Statements in Part II, Item 8 for additional information regarding our Credit Agreement.
Contractual Obligations

The following table represents the scheduled maturities of our contractual cash obligations and other commitments:

	Payments Due by Period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 -5 years	More than 5 years
Operating leases (2)	$16,456	$4,816	$7,152	$4,147	$341
Revolving credit facility (3)	240,000	—	240,000	—	—
Interest expense (4)	9,811	5,546	4,265	—	—
Commitment fee (5)	1,288	651	637	—	—
Capital leases (6)	2,246	1,185	1,061	—	—
Letter of Credit fee (7)	53	53	—	—	—
Purchase obligations and commitments (8)	18,333	12,609	5,724	—	—
Total	$288,187	$24,860	$258,839	$4,147	$341
(1)The Company has excluded long-term unrecognized tax benefits, net of interest and penalties, of $4.5 million from the amounts presented as the timing of these obligations is uncertain.
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
(4)Represents estimates of amounts due on the revolving credit facility based on the interest rate as of December 31, 2020 and on scheduled repayments of principal. See Note 9 to the Consolidated Financial Statements in Part II, Item 8 for additional information regarding the Credit Agreement.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
At December 31, 2020, we were not a party to any derivative financial instruments. We conduct most of our business in U.S. currency and have limited operations outside of the United States. As such, we do not have material foreign currency risk exposure. As we continue to grow our foreign operations, our exposure to foreign currency exchange rate risk could become more significant. We are exposed to changes in interest rates, primarily with respect to our revolving credit facility under our Credit Agreement. If the effective interest rate for all of our variable rate debt were to increase by 100 basis points (1%), our annual interest expense would increase by a maximum of $2.4 million based on our debt balances outstanding at December 31, 2020. Further, we currently invest substantially all of our excess cash in short-term investments, primarily money market accounts, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact our interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of borrowings or excess cash balances. We do not consider this risk to be material. We manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.
Item 8. Consolidated Financial Statements and Supplementary Data
The information required by Item 8 is found under Item 15 of this 2020 Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
We are responsible for maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures
As required by Rule 13a-15(b) under the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by the 2020 Form 10-K.
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
In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on criteria established in the Internal Control-Integrated Framework issued by COSO. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on that assessment, we believe that the Company’s internal control over financial reporting was effective based on those criteria as of December 31, 2020.
Our independent registered public accounting firm, Grant Thornton LLP, audited our consolidated financial statements and has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2020, a copy of which is included with this 2020 Form 10-K.
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
(c)Changes in Internal Control Over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act in connection with HMS Holdings Corp.’s 2021 Annual Meeting of Shareholders under “Proposal One: Election of Directors,” “Executive Officers,” “Delinquent Section 16(a) Reports,” “Director Nomination Process,” “Additional Information—Shareholder Proposals and Director Nominations for 2022 Annual Meeting,” and “Board Committees and Related Matters,” unless otherwise provided in an amendment to this 2020 Form 10-K filed within 120 days after our fiscal year ended December 31, 2020.
Our Board of Directors has adopted a Code of Conduct applicable to all of our directors, officers and employees, including all employees, officers, directors, contractors, contingent workers and business affiliates of HMS subsidiaries. The Code of Conduct is publicly available on our website under the “Investors—Corporate Governance” tab at http://investor.hms.com/corporate-governance and can also be obtained free of charge by sending a written request to our Corporate Secretary. To the extent permissible under the Nasdaq Marketplace Rules, we intend to disclose amendments to our Code of Conduct, as well as waivers of the provisions thereof, that relate to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions on the Company’s website under the “Investors—Corporate Governance” tab at http://investor.hms.com/corporate-governance.
Item 11. Executive Compensation
The information required by this Item 11 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act in connection with HMS Holdings Corp.’s 2021 Annual Meeting of Shareholders under the captions “Executive Compensation,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation,” unless otherwise provided in an amendment to this 2020 Form 10-K filed within 120 days after our fiscal year ended December 31, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Except as provided below, the information required by this Item 12 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act in connection with HMS Holdings Corp.’s 2021 Annual Meeting of Shareholders under the caption “Ownership of HMS Common Stock,” unless otherwise provided in an amendment to this 2020 Form 10-K filed within 120 days after our fiscal year ended December 31, 2020.

Equity Compensation Plan Information
The following table summarizes information about our equity compensation plans as of December 31, 2020. For additional information about our equity compensation plans see the discussion set forth under the caption “Stock-Based Compensation” in Note 12 to the Consolidated Financial Statements in Part II, Item 8.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by shareholders	4,606,737	(1)	$24.98	7,511,665
Equity compensation plans not approved by shareholders	4,693	(2)	$20.58	—
Total	4,611,430
(1)This includes stock options and restricted stock units granted under our 2006 Stock Plan, 2016 Omnibus Plan and 2019 Omnibus Plan.
(2)This includes stock options granted under the 2011 HDI Plan, which was assumed in connection with our acquisition of HDI and approved by the Compensation Committee of our Board.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item 13 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act in connection with HMS Holdings Corp.’s 2021 Annual Meeting of Shareholders under the captions “Certain Relationships and Related Transactions” and “Director Independence,” unless otherwise provided in an amendment to this 2020 Form 10-K filed within 120 days after our fiscal year ended December 31, 2020.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 is incorporated herein by reference to the applicable disclosure from the proposal captioned “Ratification of the Selection of Independent Registered Public Accounting Firm” found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act in connection with HMS Holdings Corp.’s 2021 Annual Meeting of Shareholders, unless otherwise provided in an amendment to this 2020 Form 10-K filed within 120 days after our fiscal year ended December 31, 2020.

PART IV
Item 15. Exhibits and Financial Statement Schedules
1.Financial Statements.
The financial statements are listed in the Index to Consolidated Financial Statements on page 70.
2.Financial Statement Schedules.
Financial Statement Schedule II-Valuation and Qualifying Accounts is set forth on page 106. All other financial statement schedules have been omitted as they are either not required, not applicable or the information is otherwise included.
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
2.1
Agreement and Plan of Merger, dated December 20, 2020, by and among Gainwell Acquisition Corp., Mustang MergerCo Inc., Gainwell Intermediate Holding Corp. and HMS Holdings Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-50194) as filed with the SEC on December 28, 2020)

2.2.1
Membership Interest Purchase Agreement, dated November 20, 2019, by and between West Receivable Services, Inc. and HMS Holdings Corp. (incorporated by reference to Exhibit 2.2.1 to the Company's Annual Report on Form 10-K (File No. 000-50194) as filed with the SEC on February 24, 2020)

2.2.2
Letter Agreement Amendment to the Membership Interest Purchase Agreement, dated December 23, 2019, by and between West Receivable Services, Inc. and HMS Holdings Corp. (incorporated by reference to Exhibit 2.2.2 to the Company's Annual Report on Form 10-K (File No. 000-50194) as filed with the SEC on February 24, 2020)

3.1
Conformed copy of Certificate of Incorporation of HMS Holdings Corp., as amended through May 23, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-50194) as filed with the SEC on August 6, 2018)

Exhibit Number	Description
3.2
Second Amended and Restated Bylaws of HMS Holdings Corp. dated May 23, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000-50194) as filed with the SEC on May 25, 2018)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/12g-3 (File No. 000-50194) as filed with the SEC on July 23, 2013)
4.2	Description of Company's Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K (File No. 000-50194) as filed with the SEC on February 24, 2020)
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

10.3.1	HMS Holdings Corp. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-50194) as filed with the SEC on May 22, 2019)†

Exhibit Number	Description
10.3.2
Form of Nonqualified Stock Option Award Notice and Agreement for Employees under the 2019 Omnibus Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-50194) as filed with the SEC on August 5, 2019)†

10.3.3
Form of Nonqualified Stock Option Award Notice and Agreement for Non-Employee Directors under the 2019 Omnibus Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-50194) as filed with the SEC on August 5, 2019)†

10.3.4
Form of Restricted Stock Unit Award Notice and Agreement for Employees under the 2019 Omnibus Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 000-50194) as filed with the SEC on August 5, 2019)†

10.3.5
Form of Restricted Stock Unit Award Notice and Agreement for Non-Employee Directors under the 2019 Omnibus Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 000-50194) as filed with the SEC on August 5, 2019)†

10.4.1
Executive Employment Agreement, dated March 1, 2013, by and between William C. Lucia and HMS Holdings Corp. (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K (File No. 000-50194) as filed with the SEC on March 1, 2013)†

10.4.2
Letter of Amendment to Executive Employment Agreement, dated April 30, 2013, by and between William C. Lucia and HMS Holdings Corp. (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A (File No. 000-50194) as filed with the SEC on April 30, 2013)†

10.4.3
Second Amendment to Executive Employment Agreement, dated January 20, 2015, by and between William C. Lucia and HMS Holdings Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-50194) as filed with the SEC on January 23, 2015)†

10.4.4
Third Amendment to Executive Employment Agreement, dated February 21, 2018, by and between William C. Lucia and HMS Holdings Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-50194) as filed with the SEC on February 23, 2018)†

10.4.5
Fourth Amendment to Executive Employment Agreement, dated December 20, 2020, by and between William C. Lucia and HMS Holdings Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-50194) as filed with the SEC on December 28, 2020)†

10.5
Amended and Restated Executive Employment Agreement, dated April 2, 2018, by and between Jeffrey S. Sherman and HMS Holdings Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-50194) as filed with the SEC on May 7, 2018)†

10.6
Amended and Restated Executive Employment Agreement, dated March 29, 2018, by and between Meredith W. Bjorck and HMS Holdings Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-50194) as filed with the SEC on May 7, 2018)†

10.7
Amended and Restated Executive Employment Agreement, dated March 29, 2018, by and between Douglas M. Williams, Jr. and HMS Holdings Corp. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10- Q (File No. 000-50194) as filed with the SEC on May 7, 2018)†

10.8
Amended and Restated Executive Employment Agreement, dated April 2, 2018, by and between Emmet O’ Gara and HMS Holdings Corp. (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K (File No. 000-50194) as filed with the SEC on February 25, 2019)†

10.9	Amended and Restated Executive Employment Agreement, dated July 29, 2019, by and between Maria Perrin and HMS Holdings Corp.†
10.10
Form of First Amendment to Amended and Restated Executive Employment Agreement, effective as of December 20, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-50194) as filed with the SEC on December 28, 2020)†

10.11
Separation, Waiver and General Release Agreement, dated April 6, 2020, by and between Teresa South and HMS Holdings Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-50194) as filed with the SEC on August 10, 2020)†

Exhibit Number	Description
10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-50194) as filed with the SEC on August 6, 2018)†
10.13
HMS Holdings Corp. Director Deferred Compensation Plan, as amended through June 29, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-50194) as filed with the SEC on August 9, 2016)†

10.14
HMS Holdings Corp. Annual Incentive Compensation Plan as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-50194) as filed with the SEC on June 27, 2016)†

10.15
Form of Transaction Bonus Letter, effective as of December 20, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-50194) as filed with the SEC on December 28, 2020)†

10.16
HMS Holdings Corp. Retention Bonus Plan, effective as of December 20, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 000-50194) as filed with the SEC on December 28, 2020)†

10.17.1
Amended and Restated Credit Agreement, dated May 3, 2013, as amended by Amendment No. 1 to Amended and Restated Credit Agreement dated as of March 8, 2017, and as further amended by Amendment No. 2 to Amended and Restated Credit Agreement, dated as of December 19, 2017, by and among HMS Holdings Corp., the Guarantors party thereto, the Lenders party thereto and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-50194) as filed with the SEC on December 21, 2017)

10.17.2
Amended and Restated Security Agreement, dated December 19, 2017, by and among HMS Holdings Corp., the Subsidiary Securing Parties party thereto and Citibank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-50194) as filed with the SEC on December 21, 2017)

10.18
Settlement Agreement, dated June 27, 2018, by and among Dennis Demetre, Lori Lynn Lewis Demetre, John Alfred Lewis, Christopher Brandon Lewis, and HMS Holdings Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-50194) as filed with the SEC on August 6, 2018)

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
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2021.

HMS Holdings Corp.

/s/ William C. Lucia
William C. Lucia
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2021.

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

HMS HOLDINGS CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
HMS Holdings Corp.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of HMS Holdings Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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
February 26, 2021

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
HMS Holdings Corp.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of HMS Holdings Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 26, 2021 expressed an unqualified opinion on those financial statements.

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
/s/ GRANT THORNTON LLP
Dallas, Texas
February 26, 2021

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$207,124	$139,268
Accounts receivable, net	265,717	223,443
Prepaid expenses and other current assets	26,332	30,925
Income tax receivable	—	3,210
Deferred financing costs, net	564	564
Total current assets	499,737	397,410
Property and equipment, net	81,539	86,947
Goodwill	594,561	599,351
Intangible assets, net	117,193	131,849
Operating lease right-of-use assets	14,428	17,493
Deferred financing costs, net	545	1,109
Other assets	21,674	10,117
Total assets	$1,329,677	$1,244,276

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$96,322	$97,747
Liability for appeals	6,047	3,570
Total current liabilities	102,369	101,317
Long-term liabilities:
Revolving credit facility	240,000	240,000
Operating lease liabilities	11,991	14,881
Net deferred tax liabilities	18,906	25,587
Other liabilities	8,082	7,626
Total long-term liabilities	278,979	288,094
Total liabilities	381,348	389,411
Commitments and contingencies
Shareholders' equity:
Preferred stock -- $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock -- $0.01 par value; 175,000,000 shares authorized; 102,249,981 shares issued and 88,586,787 shares outstanding at December 31,2020; 101,766,468 shares issued and 88,103,566 shares outstanding at December 31, 2019	1,022	1,018
Capital in excess of par value	503,275	479,964
Retained earnings	579,608	509,459
Treasury stock, at cost: 13,663,194 shares at December 31, 2020 and 2019	(135,576)	(135,576)

Total shareholders' equity	948,329	854,865
Total liabilities and shareholders' equity	$1,329,677	$1,244,276
See accompanying notes to the consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Years ended December 31,
	2020	2019	2018
Revenue	$673,283	$626,395	$598,290
Cost of services:
Compensation	261,199	231,321	224,893
Direct project and other operating expenses	96,182	90,069	74,346
Information technology	61,433	53,950	53,428
Occupancy	16,528	16,375	15,968
Amortization of acquisition related software and intangible assets	21,964	16,999	32,975
Total cost of services	457,306	408,714	401,610
Selling, general and administrative expenses	122,750	114,665	113,442
Settlement expense	—	—	20,000
Total operating expenses	580,056	523,379	535,052
Operating income	93,227	103,016	63,238
Interest expense	(7,586)	(11,013)	(11,310)
Interest income	271	4,148	1,089
Other income	1,358	8,211	—
Income before income taxes	87,270	104,362	53,017
Income taxes	17,121	17,138	(1,972)
Net income	$70,149	$87,224	$54,989

Basic income per common share:
Net income per common share — basic	$0.79	$1.00	$0.66
Diluted income per common share:
Net income per common share — diluted	$0.78	$0.98	$0.64
Weighted average shares:
Basic	88,438	87,222	83,625
Diluted	90,081	89,317	86,144
See accompanying notes to the consolidated financial statements

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

	Years ended December 31,
	2020	2019	2018
Common Stock and paid-in capital
Balance, beginning of period	$480,982	$426,737	$369,686
Exercise of stock options	2,779	39,332	38,362
Stock-based compensation expense	24,044	21,901	21,507
Vesting of restricted stock units, net of shares withheld for employee tax	(3,508)	(6,988)	(2,818)
Balance, end of period	504,297	480,982	426,737
Retained earnings
Balance, beginning of period	509,459	422,235	366,164
Net income	70,149	87,224	54,989
Cumulative effect of accounting changes	—	—	1,082
Balance, end of period	579,608	509,459	422,235
Treasury stock
Balance, beginning of period	(135,576)	(135,576)	(129,621)
Purchase of treasury stock	—	—	(5,955)
Balance, end of period	(135,576)	(135,576)	(135,576)
Total shareholders' equity	$948,329	$854,865	$713,396

Shares issued
Balance, beginning of period	101,766,468	98,924,501	96,536,251
Exercise of stock options	160,726	2,435,648	2,017,442
Vesting of restricted stock units, net of shares withheld for employee tax	322,787	406,319	370,808
Balance, end of period	102,249,981	101,766,468	98,924,501

Treasury Stock
Balance, beginning of period	13,663,194	13,663,194	13,279,393
Purchase of treasury stock	—	—	383,801
Balance, end of period	13,663,194	13,663,194	13,663,194
See accompanying notes to the consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2020	2019	2018
Operating activities:
Net income	$70,149	$87,224	$54,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	32,104	33,293	33,254
Amortization of intangible assets	14,656	9,691	24,342
Amortization of deferred financing costs	564	564	564
Gain on sale of cost basis investment	—	(7,697)	—
Stock-based compensation expense	24,044	21,901	21,507
Deferred income taxes	(6,681)	7,290	(3,504)
Noncash lease expense	3,065	4,133	—
Change in fair value of contingent consideration	—	—	(35)
Release of estimated liability for appeals, net	—	(10,478)	(8,436)
Changes in operating assets and liabilities:
Accounts receivable	(39,977)	(16,292)	(17,312)
Prepaid expenses and other current assets	4,593	(10,487)	(2,785)
Other assets	(8,169)	(2,173)	245
Income taxes receivable / payable	9,790	15,607	(16,925)
Accounts payable, accrued expenses and other liabilities	(4,677)	4,744	11,181
Operating lease liabilities	(2,890)	(5,315)	—
Liability for appeals	2,477	1,227	(628)
Net cash provided by operating activities	99,048	133,232	96,457
Investing activities:
Acquisition of businesses, net of cash acquired	1,529	(185,790)	—
Proceeds from sale of cost basis investment	—	9,776	—
Investment in common stock	(3,388)	(7,421)	—
Purchases of property and equipment	(11,253)	(8,276)	(11,264)
Investment in capitalized software	(16,636)	(13,348)	(19,149)
Net cash used in investing activities	(29,748)	(205,059)	(30,413)
Financing activities:
Proceeds from exercise of stock options	2,779	39,332	38,362
Payments of tax withholdings on behalf of employees for net-share settlements	(3,508)	(6,988)	(2,818)
Payments on capital lease obligations	(715)	(195)	—
Purchases of treasury stock	—	—	(5,955)
Net cash (used in)/provided by financing activities	(1,444)	32,149	29,589
Net increase/(decrease) in cash and cash equivalents	67,856	(39,678)	95,633
Cash and Cash Equivalents
Cash and cash equivalents at beginning of year	139,268	178,946	83,313
Cash and cash equivalents at end of period	$207,124	$139,268	$178,946

Supplemental disclosure of cash flow information:
Cash paid for income taxes/(refunds received), net of refunds	$13,734	$(5,298)	$22,225
Cash paid for interest	$5,928	$10,457	$10,326

Supplemental disclosure of non-cash activities:
Change in balance of accrued property and equipment purchases	$1,193	$(1,303)	$1,305
See accompanying notes to the consolidated financial statements.

HMS HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Summary of Significant Accounting Policies
(a)Business

The terms “HMS,” “Company,” “we,” “us,” and “our” refer to HMS Holdings Corp. and its consolidated subsidiaries unless the context clearly indicates otherwise. HMS is an industry-leading provider of cost containment and analytical solutions in the healthcare marketplace. Our mission is to make healthcare work better for everyone. We use data, technology, analytics and in-house expertise to deliver coordination of benefits (“COB”), payment integrity (“PI”) and population health management (“PHM”) solutions that help healthcare organizations reduce costs, improve health outcomes and drive the value of healthcare. We provide a broad range of payment accuracy solutions to government and commercial healthcare payers, including coordination of benefits services, to ensure that the right payer pays the claim, and payment integrity services that identify and correct improper healthcare billings and payments. Our population health management solutions include a multi-layered integrated portfolio of risk analytics, engagement and care management solutions that provide healthcare organizations the tools to address the needs of the whole person and improve the quality, cost, experience and outcomes of their entire population. Through our solutions, we move healthcare forward by saving billions of healthcare dollars while helping consumers lead healthier lives. We currently operate as one business segment with a single management team that reports to the Chief Executive Officer.
Proposed Transaction with Gainwell
On December 20, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gainwell Acquisition Corp. (“Gainwell”), Mustang MergerCo Inc., a Delaware corporation and wholly owned subsidiary of Gainwell (“Merger Sub”) and Gainwell Intermediate Holding Corp. The Merger Agreement provides that, upon the terms and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into HMS, with HMS continuing as the surviving corporation and a wholly owned subsidiary of Gainwell (the “Merger”). Under the terms of the Merger Agreement, which has been unanimously approved by the HMS Board of Directors, HMS shareholders will receive $37.00 in cash per share.
The Merger Agreement includes customary representations, warranties and covenants. The consummation of the Merger is subject to customary closing conditions, including, among others, the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the shares of HMS's common stock outstanding and entitled to vote as well as the satisfaction of other customary closing conditions. The Merger is not conditioned upon receipt of financing by Gainwell. We cannot predict with certainty, however, whether and when all of the required closing conditions will be satisfied or if the Merger will close at all. Under certain specified circumstances, HMS may be required to pay Gainwell a termination fee of $67,392,807 if the Merger Agreement is terminated under certain circumstances.
The terms of the Merger Agreement and the transactions contemplated thereby are more fully described in the full text of the Merger Agreement, which is included as Exhibit 2.1 to this 2020 Form 10-K.
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

(ii)Use of Estimates
The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
(iii)Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of deposits that are readily convertible into cash.
In connection with coordination of benefits and certain payment integrity services, lockboxes and their associated bank accounts are set up to support recoveries and remittances. Generally, these bank accounts are for the benefit of the Company’s customers. Customer cash held in Company bank accounts for the benefit of the customer was approximately $13.6 million and $21.9 million as of December 31, 2020 and 2019, respectively. This amount is included in cash and cash equivalents and other current liabilities on the accompanying consolidated balance sheet.
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
Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When indicators exist, recoverability of assets is measured by a comparison of the carrying value of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized and charged to earnings is measured by the amount by which the carrying value of the asset group exceeds the fair value of the assets. The Company did not recognize any impairment charges related to property and equipment during the years ended December 31, 2020, 2019 or 2018.
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
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When indicators exist, recoverability of assets is measured by a comparison of the carrying value of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized and charged to earnings is measured by the amount by which the carrying value of the asset group exceeds the fair value of the assets. The Company did not recognize any impairment charges related to intangible assets during the years ended December 31, 2020, 2019 or 2018.

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
The Company assesses goodwill for impairment on an annual basis as of June 30th of each year or more frequently if an event occurs or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. Assessment of goodwill impairment is at the HMS Holdings Corp. entity level as the Company operates as a single reporting unit. The Company has the option to perform a qualitative assessment to determine if impairment is more likely than not to have occurred. When the qualitative assessment of goodwill impairment is performed, significant judgment is required in the assessment of qualitative factors including but not limited to an evaluation of macroeconomic conditions as they relate to our business, industry and market trends, as well as the overall future financial performance of our reporting units and future opportunities in the markets in which they operate. If the Company can support the conclusion that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount using the qualitative assessment, then the Company would not need to perform the two-step impairment test. If the Company cannot support such a conclusion, or the Company does not elect to perform the qualitative assessment, then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. The Company completed the annual impairment test as of June 30, 2020 using the qualitative assessment and determined no impairment existed. There were no impairment charges related to goodwill during the years ended December 31, 2020, 2019 or 2018.
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
(x)    Estimating Valuation Allowances and Accrued Liabilities
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reported period. In particular, management must make estimates of the probability of collecting accounts receivable. When evaluating the adequacy of the accounts receivable allowance, management reviews the accounts receivable based on an analysis of historical revenue adjustments, bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. As of December 31, 2020 and 2019, the accounts receivable balance was $265.7 million and $223.4 million, respectively, net of adjustments. Adjustments to the accounts receivable balance include revenue recognition related adjustments, such as customer discounts, and allowance for credit related losses. The allowance for credit related losses was not material to the financial statements as of December 31, 2020 and 2019.
(xi)    Stock-Based Compensation
Long-Term Incentive Award Plans
The Company grants stock options and restricted stock units to HMS employees and non-employee directors of the Company under the HMS Holdings Corp. 2019 Omnibus Incentive Plan (the “2019 Omnibus Plan”), as approved by the Company’s shareholders on May 22, 2019. The 2019 Omnibus Plan replaced and superseded the HMS Holdings Corp. 2016 Omnibus Incentive Plan. As of December 31, 2020, the number of securities remaining available for future issuance under equity compensation plans, excluding securities to be issued upon exercise of outstanding options and vesting of restricted stock units, was 7,511,665 shares. All of the Company’s employees as well as HMS non-employee directors are eligible to participate in the 2019 Omnibus Plan. Awards granted under the 2019 Omnibus Plan generally vest over one to four years. Subject to certain exceptions, the exercise price of stock options granted under the 2019 Omnibus Plan may not be less than the fair market value of a share of stock on the grant date, which is determined based on the closing price of the Company’s common stock on the Nasdaq Global Select Market and the term of a stock option may not exceed ten years.
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
There were no sales, settlements, purchases, issuances and/or transfers related to level 3 instruments in 2020 or 2019.
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
The Company primarily leases real estate, information technology equipment and data centers on terms that expire on various dates through 2026, some of which include options to extend the lease for up to 10 years. We evaluate whether to include the option period in the calculation of the ROU asset and lease liability on a lease-by-lease basis. As of December 31, 2020, all operating and finance leases that create significant rights and obligations for the Company have commenced.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The objective of ASU 2020-04 is to provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company has adopted this guidance and will continue evaluating the impact, but there has been no material impact on the Company’s consolidated financial statements as of December 31, 2020.

Recent Accounting Guidance Not Yet Adopted
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
2. Revenue
The Company’s revenue disaggregated by service was as follows (in thousands):

	Years ended December 31,
	2020	2019
Coordination of Benefits	$469,189	$404,123
Payment Integrity	152,019	162,194
Population Health Management	52,075	60,078
Total	$673,283	$626,395
Coordination of benefits revenue is derived from contracts with state governments, Medicaid managed care plans, and commercial health plans that typically span years with the option to renew. Types of service contracts could include: (a) the identification of erroneously paid claims; (b) the delivery of verified commercial insurance coverage information; (c) the identification of paid claims where another third party is liable; and (d) the identification and enrollment of Medicaid members who have access to employer insurance. Most of these types of service contracts contain multiple promises, all of which are not distinct within the context of the contract. Therefore, the promises represent a single, distinct performance obligation for the types of services we offer. Revenue derived from these performance obligations is largely based on variable consideration where, based on the number of claims or amount of findings the Company identified, a contingent or fixed transaction price/recovery percentage is allocated to each distinct performance obligation. The Company utilizes the expected value method to estimate the variable consideration related to the transaction price for its service contracts. Key inputs and assumptions in determining variable consideration includes identified pricing and expected recoveries and/or savings. The expected recoveries and/or savings are based on historical experience of information received from our customers. Revenue is primarily recognized at a point in time when our customers realize economic benefits from our services when our services are completed. However, we have a limited number of fixed fee arrangements where revenue is recognized over time as performance obligations are satisfied within one to five years. Generally, coordination of benefit contract payment terms are not standardized within the respective contract; however, payment is typically due on demand and there is a clear and distinct history of customers making consistent payments.
Payment integrity services revenue is derived from contracts with federal and state governments, commercial health plans and other at-risk entities that can span years with the option to renew. Types of service contracts could include: (a) services designed to ensure that healthcare payments are accurate and appropriate; and (b) the identification of over/(under)payments or inaccurate charges based on a review of medical records. Most of these types of service contracts contain multiple promises, all of which are not distinct within the context of the contract. Therefore, the promises represent a single, distinct performance obligation for the types of services we offer. Revenue derived from these performance obligations is largely based on variable consideration where, based on the number of claims or amount of findings the Company identified, a contingent or fixed transaction price/recovery percentage is allocated to each distinct performance obligation. The Company utilizes the expected value method to estimate the variable consideration related to the transaction price for its service contracts. Key inputs and assumptions in determining variable consideration includes identified pricing and expected recoveries and/or savings. The expected recoveries and/or savings are based on historical experience of information received from our customers. Revenue is primarily recognized at a point in time when our customers realize economic benefits from our services when our services are completed. However, we have a limited number of fixed fee arrangements where revenue is recognized over time as performance obligations are satisfied within one to five years. Generally, payment integrity contract payment terms are not standardized within the respective contract; however, payment is typically due on demand and there is a clear and distinct history of customers making consistent payments.
Payment accuracy revenue consists of revenue for our coordination of benefits and payment integrity services.
Population health management revenue is derived from contracts with health plans and other risk-bearing entities that can span several years with the option to renew. Types of service contracts could include: (a) programs designed to improve member engagement; and (b) outreach services designed to improve clinical outcomes. Most of these types of service contracts contain multiple promises, all of which are not distinct within the context of the contract. Therefore, the promises represent a single, distinct performance obligation for the types of services we offer. Revenue derived from these services is largely based on consideration associated with prices per order/transfer and PMPM/PMPY fees. The Company believes the output method is a reasonable measure of progress for the satisfaction of our performance obligations, which are satisfied over time, as it provides a faithful depiction of (1) our performance toward complete satisfaction of the performance obligation under the contract and (2) the value transferred to the customer of the services performed under the contract. The Company has elected the right to invoice practical expedient for recognition of revenue related to its performance obligations when the amount we have the right to invoice the customer corresponds directly with the value to the customer. Additionally, we have a limited number of fixed fee arrangements where revenue is recognized over time as performance obligations are satisfied within one to five years. Upon adoption of Accounting Standards Codification ("ASC") 606 in 2018, revenue for software licenses is recognized at the beginning of the license period when control is transferred as the license is installed and revenue for implementation fees is recognized when control is transferred over time as the implementation is being performed. As the performance obligation is deemed to have been satisfied and control transferred to our customers for software licenses and implementation fees on or before December 31, 2017, the Company recorded a decrease to deferred revenue and an increase to opening retained earnings of $1.1 million, net of tax, as of January 1, 2018 for the cumulative impact of adopting ASC 606. Generally, population health management contract payment terms are stated within the contract and are due within an explicitly stated time period (e.g., 30, 45, 60 days) from the date of invoice. A portion of the payment received may relate to future performance obligations and will result in an increase to deferred revenue until the obligation has been met.
The Company's accounts receivable balance is net of estimated variable consideration of $20.8 million and $17.1 million as of December 31, 2020 and December 31, 2019, respectively, related to revenue recognized based on expected recoveries and/or savings.
The Company’s revenue disaggregated by market is as follows (in thousands):

	Years ended December 31,
	2020	2019
Commercial	$350,538	$302,489
State	276,118	257,685
Federal	46,627	66,221
Total	$673,283	$626,395

A portion of the Company’s services are deferred and revenue is recognized at a later time. Deferred revenue was approximately $4.2 million as of December 31, 2019. Approximately $4.2 million of the December 31, 2019 deferred revenue balance was recognized as revenue during the year ended December 31, 2020. Deferred revenue was approximately $5.9 million as of December 31, 2020. Deferred revenue is included in Accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets.
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

The allocation of the purchase price to the fair value of the assets acquired and the liabilities assumed as of December 23, 2019, the effective date of the acquisition, as adjusted during the year ended December 31, 2020, was as follows (in thousands):

Cash and cash equivalents	$9,916
Accounts receivable	11,485
Prepaid expenses	129
Property and equipment	2,878
Intangible assets	68,400
Goodwill	76,755
Other assets	489
Accounts payable and accrued liabilities	(12,431)
Total purchase price	$157,621

During the year ended December 31, 2020, the Company made refinements to the December 23, 2019 preliminary purchase price allocation as reported at December 31, 2019. These refinements, primarily related to working capital, resulted in an increase in accounts receivable of $2.3 million, an increase in cash and cash equivalents of $0.5 million, a decrease in accounts payable and accrued liabilities of $1.0 million, a decrease in goodwill of approximately $4.8 million and an overall decrease in the total consideration paid due to post-closing adjustments of $1.0 million. Substantially all the receivables acquired were collected as of December 31, 2020.

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

The financial results of Accent's operations since December 23, 2019 have been included in the Company’s consolidated financial statements and are not considered material for the year ended December 31, 2019. For the year ended December 31, 2020, Accent contributed approximately $43.3 million in revenue to HMS's results of operations.
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
4. Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2020	2019
Equipment	$88,426	$90,347
Leasehold improvements	7,040	8,042
Building	9,674	9,674
Building improvements	17,115	16,305
Land	2,949	2,949
Furniture and fixtures	8,665	8,685
Capitalized software	151,156	134,864
	285,025	270,866
Less: accumulated depreciation and amortization	(203,486)	(183,919)
Property and equipment, net	$81,539	$86,947

	Years ended December 31,
	2020	2019	2018
Depreciation and amortization expense related to property and equipment	$32,104	$33,293	$33,254

5. Intangible Assets, Goodwill and Other Assets
(a)Intangible Assets
Intangible assets consisted of the following (amounts in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period in Years
December 31, 2020
Customer relationships	$125,423	$(21,346)	$104,077	11.1
Trade names	1,400	(478)	922	2.0
Intellectual property	27,700	(15,506)	12,194	3.2
Total	$154,523	$(37,330)	$117,193

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period in Years
December 31, 2019
Customer relationships	$135,290	$(21,637)	$113,653	12.1
Trade names	1,536	(147)	1,389	3.0
Intellectual property	27,700	(10,893)	16,807	3.7
Total	$164,526	$(32,677)	$131,849
Amortization expense of intangible assets is expected to approximate the following (in thousands):

Year ending December 31,	Amortization
2021	$14,247
2022	14,235
2023	11,405
2024	10,330
2025	10,038
Thereafter	56,938
Total	$117,193
For the years ended December 31, 2020, 2019 and 2018, amortization expense related to intangible assets was $14.7 million, $9.7 million, and $24.3 million, respectively.
(b)Goodwill
As a result of the Accent and VitreosHealth acquisitions, the changes in the carrying amount of goodwill were as follows (in thousands):

Balance at December 31, 2018	$487,617
Vitreos acquisition	30,189
Accent acquisition	81,545
Balance at December 31, 2019	$599,351
Accent acquisition	(4,790)
Balance at December 31, 2020	$594,561

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
In 2020 and 2019, the Company made an investment of $3.4 million and initial investment of $7.4 million, respectively, in ordinary shares of MedAdvisor Limited ("MedAdvisor")(ASX: MDR), a digital medication management company based in Australia. The equity securities are categorized as Level 1 within the fair value hierarchy as the ordinary shares are actively traded on the Australian Stock Exchange. For the years ended December 31, 2020 and 2019, the fair value measurement in relation to this equity instrument was $12.7 million and $7.9 million, respectively. There were no sales, settlements, issuances or transfers related to this level 1 instrument in 2020 or 2019.
The Company recorded net unrealized gains of $1.4 million and $0.5 million for the years ended December 31, 2020 and 2019, respectively. These gains are reflected as a component of other income, in the accompanying Consolidated Statements of Income.
6. Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Accounts payable, trade	$14,688	$12,246
Accrued compensation and other	30,201	36,827
Accrued operating expenses	38,666	42,045
Income tax payable	6,580	—
Current portion of lease liabilities	6,187	6,629
Total accounts payable, accrued expenses and other liabilities	$96,322	$97,747

7. Income Taxes
Income tax expense is as follows (in thousands):

	Years ended December 31,
	2020	2019	2018
Current tax expense (benefit):
Federal	$17,629	$6,167	$2,965
State	6,173	3,678	(1,433)
Total current tax expense:	23,802	9,845	1,532
Deferred tax expense (benefit):
Federal	(4,237)	6,219	(2,650)
State	(2,444)	1,074	(854)
Total deferred tax expense (benefit):	(6,681)	7,293	(3,504)
Total income tax expense (benefit)	$17,121	$17,138	$(1,972)

A reconciliation of the income tax expense calculated using the applicable federal statutory rate to the actual income tax expense is as follows (in thousands):

	Years ended December 31,
	2020	%	2019	%	2018	%
Computed at federal statutory rate	$18,327	21.0	$21,916	21.0	$11,134	21.0
State and local tax expense, net of federal benefit	2,945	3.4	3,625	3.4	2,367	4.5
Net permanent deduction and credit tax benefits from current year	(2,678)	(3.1)	(1,166)	(1.1)	(1,143)	(2.2)
Adjustments to estimates of permanent items and credit tax benefits	(2,034)	(2.3)	—	—	(437)	(0.8)
Net uncertain tax positions excluding current permanent deduction and credit benefits	(705)	(0.8)	(937)	(0.8)	(3,756)	(7.0)
Subsidiary basis write off	—	—	—	—	(3,423)	(6.5)
Equity compensation net tax windfall	(245)	(0.3)	(8,634)	(8.3)	(2,890)	(5.5)
State tax apportionment changes	—	—	—	—	(3,737)	(7.0)
Disallowed executive compensation	1,262	1.5	1,750	1.6	682	1.3
Acquisition adjustments	—	—	—	—	(1,226)	(2.3)
Acquisition costs	—	—	245	0.3	—	—
Other, net	249	0.2	339	0.3	457	0.8
Total income tax expense	$17,121	19.6	$17,138	16.4	$(1,972)	(3.7)
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

Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Stock-based compensation	$10,281	$8,056
Goodwill and intangible assets	4,654	5,516
Accounts receivable, net	5,244	4,442
Liability for appeals	1,522	931
Net operating loss carry-forwards	1,692	2,644
Tax credit carry-forwards	2,883	1,815
Property and equipment	—	139
Accrued expenses and other	6,994	5,054
ROU Liability	4,906	5,799
Total deferred tax assets	38,176	34,396
Deferred tax liabilities:
Goodwill and intangible assets	41,204	42,894
Section 481(a) adjustment	—	2,551
Prepaid expenses	875	734
Property and equipment	884	—
Capitalized software cost	9,886	9,068
ROU Asset	4,233	4,736
Total deferred tax liabilities	57,082	59,983
Total net deferred tax liabilities	$18,906	$25,587
Included in Other Liabilities on the Consolidated Balance Sheets, are the total amount of unrecognized tax benefits of approximately $4.5 million and $4.2 million as of December 31, 2020 and 2019, respectively, net of the federal benefit for state issues that, if recognized, would favorably affect the Company’s future effective tax rate. Also included in Other Liabilities on the Consolidated Balance Sheets are accrued liabilities for interest expense and penalties related to unrecognized tax benefits of $0.6 million and $0.7 million as of December 31, 2020 and 2019, respectively. HMS includes interest expense and penalties in the provision for income taxes in the Consolidated Statements of Income. The amount of interest (income)/expense, net of federal and state income tax benefits, and penalties in the Consolidated Statements of Income for the years ended December 31, 2020, 2019, and 2018 was $(0.1) million, $0.04 million and $0.1 million, respectively. The Company believes it is reasonably possible the amount of unrecognized tax benefits may decrease by $2.0 million during 2021, due to the expiration of the statute of limitations in various jurisdictions.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits are as follows (in thousands):

	2020	2019
Unrecognized tax benefits at January 1	$4,249	$4,839
Additions for tax positions taken during prior periods	700	543
Additions for tax positions taken during current period including amended prior years	1,255	409
Reductions related to the expiration of statutes of limitations	(1,702)	(1,542)
Unrecognized tax benefits at December 31	$4,502	$4,249
The Company increased the provision for unrecognized tax benefits by $1.3 million during the year ended December 31, 2020, related primarily to tax benefits recognized for current period U.S. Research and Experimentation Tax Credits pursuant to IRC Section 41. At December 31, 2020, HMS had federal and state pre-tax net operating loss and tax credit carryforwards of approximately $21.3 million and $2.9 million, respectively, which will be available to offset future taxable income. If not used, these net operating loss and tax credit carryforwards will begin to expire in 2021 and 2029, respectively. The Company files income tax returns with the U.S. Federal government and various state and local jurisdictions and will file income tax returns in certain foreign jurisdictions. HMS is generally no longer subject to U.S. Federal income tax examinations for years before 2017. HMS operates in a number of state, foreign and local jurisdictions. Accordingly, HMS is subject to state, local, and foreign income tax examinations based on the various statutes of limitations in each jurisdiction. Previously recognized Texas refund claims were examined by the state and resulted in a favorable apportionment method change for all open tax years.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was enacted in response to the COVID-19 pandemic. The CARES Act includes numerous provisions relating to, among other things, refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss amounts and carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company claimed benefits relating to technical corrections of tax depreciation methods for qualified improvement property. The benefits did not have a material impact for the year ended December 31, 2020.
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

A roll-forward of the activity in the liability for appeals is as follows (in thousands):

	Original RAC contract	RAC 4 contract	Commercial contracts	Total
Balance at December 31, 2018	$19,380	$20	$2,323	$21,723
Provision	—	2,026	7,347	9,373
Appeals found in providers favor	—	(440)	(7,706)	(8,146)
Release of estimated liability	(19,380)	—	—	(19,380)
Balance at December 31, 2019	$—	$1,606	$1,964	$3,570
Provision	—	3,888	3,870	7,758
Appeals found in providers favor	—	(1,025)	(4,256)	(5,281)
Balance at December 31, 2020	$—	$4,469	$1,578	$6,047

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
In 2019, the Company determined, based on communications, that there was no further contractual obligation to CMS with respect to the original Medicare RAC contract as of June 30, 2019. Accordingly, the Company released its remaining estimated liability of $19.4 million and net receivables during the second quarter of 2019. As a result of the release, there was a $10.5 million increase to the Company's revenue for the year ended December 31, 2019.
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
As of December 31, 2020 and December 31, 2019, the outstanding principal balance due on the Amended Revolving Facility was $240 million. No principal payments were made against the Amended Revolving Facility during the year ended December 31, 2020.
Borrowings under the Credit Agreement will bear interest at a rate equal to, at the Company’s election (except with respect to swingline borrowings, which will accrue interest based only at the base rate), either:
▪a base rate determined by reference to the greatest of (a) the prime or base commercial lending rate of the administrative agent as in effect on the relevant date, (b) the federal funds effective rate plus 0.50% and (c) the one-

month London Interbank Offered Rate (or any successor rate determined in accordance with the Credit Agreement) ("LIBO Rate") plus 1.00%, plus an interest margin ranging from 0.50% to 1.00% based on the Company’s consolidated leverage ratio for the applicable period; or
▪an adjusted LIBO Rate, equal to the LIBO Rate for the applicable interest period multiplied by the statutory reserve rate (equal to (x) one divided by (y) one minus the aggregate of the maximum reserve percentage (including any marginal, special, emergency or supplemental reserves) established by the Board of Governors of the Federal Reserve System of the United States), plus an interest margin ranging from 1.50% to 2.00% based on the Company’s consolidated leverage ratio for the applicable period.
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
The Amended Revolving Facility is secured, subject to certain customary carve-outs and exceptions, by a first priority lien and security interest in substantially all tangible and intangible assets of the Company and certain subsidiaries of the Company. The Amended Revolving Facility contains certain restrictive covenants, which affect, among other things, the ability of the Company and its subsidiaries to incur indebtedness, create liens, make investments, sell or otherwise dispose of assets, engage in mergers or consolidations with other entities, and pay dividends or repurchase stock. The Company is also required to comply, on a quarterly basis, with two financial covenants: (i) a minimum interest coverage ratio of 3.00:1.00, and (ii) a maximum consolidated leverage ratio of 4.75:1.00 through December 2019 and 4.25:1.00 from and after January 2020. The consolidated leverage ratio is subject to a step-up to 5.25:1.00 for four full consecutive fiscal quarters following a permitted acquisition or similar investment. As of December 31, 2020, the Company was in compliance with all terms of the Credit Agreement.
Interest expense and the commitment fees on the unused portion of the Company’s revolving credit facility were as follows (in thousands):

	Years ended December 31,
	2020	2019	2018
Interest expense	$6,223	$9,460	$9,294
Commitment fees	644	638	1,189
At December 31, 2020 and 2019, the unamortized balance of deferred origination fees and debt issuance costs was $1.1 million and $1.7 million, respectively. The Company amortized deferred financing costs of $0.6 million, $0.6 million and $0.6 million in the years ended December 31, 2020, 2019 and 2018, respectively.
10. Equity
(a)Share Repurchase Activity
On November 1, 2019, our Board of Directors approved a new $50.0 million share repurchase program to replace the previous share repurchase program, which expired in November 2019 and had $29.9 million remaining at the time of expiration. During the year ended December 31, 2020, we did not repurchase any shares under the new share repurchase program.

(b)Preferred Stock
The Company’s certificate of incorporation, as amended, authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock with such designations, rights and preferences as may be determined by the Company’s Board of Directors. As of December 31, 2020, no preferred stock had been issued.
11. Employee Benefit Plan
The Company sponsors the HMS Holdings Corp. 401(k) Plan ("401(k) Plan") for eligible employees. Eligible employees must complete 90 days of service in order to enroll in the 401(k) Plan. Participants may make voluntary contributions to the 401(k) Plan of up to 60% of their annual base pre-tax compensation not to exceed the federally determined maximum allowable contribution. In addition, the 401(k) Plan permits the Company to make discretionary contributions. During 2020, 2019 and 2018, HMS matched 100% of the first 4% of pay contributed by each eligible employee and 50% of the next 1% of pay contributed. These matching contributions vest immediately and are not in the form of the Company’s common stock.
For the years ended December 31, 2020, 2019 and 2018, HMS contributed $8.5 million, $7.7 million and $7.3 million, respectively, related to the 401(k) Plan in the form of matching contributions.
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
(b)Stock-Based Compensation Expense
Total stock-based compensation expense in the Company’s Consolidated Statements of Income related to the Company’s long- term incentive award plans was as follows (in thousands):

	Years ended December 31,
	2020	2019	2018
Cost of services-compensation	$6,714	$8,887	$7,421
Selling, general and administrative	17,330	13,014	14,086
Total	$24,044	$21,901	$21,507
The total tax benefits recognized on stock-based compensation for the years ended December 31, 2020, 2019 and 2018 was $3.3 million, $16.7 million and $9.1 million, respectively.
(c)Stock Options
Stock-based compensation expense related to stock options was approximately $8.9 million, $8.9 million and $9.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Presented below is a summary of stock option activity for the year ended December 31, 2020 (in thousands, except for weighted average exercise price and weighted average remaining contractual terms):

	Number of Options	Weighted Average Exercise Price	Weighted Average- Remaining Contractual Terms	Aggregate- Intrinsic Value
Outstanding balance at December 31, 2019	2,411	$23.43
Granted	1,073	27.47
Exercised	(161)	17.95
Forfeitures	(62)	28.24
Expired	(11)	29.22
Outstanding balance at December 31, 2020	3,250	24.98	7.4	$39,096

Expected to vest at December 31, 2020	1,291	$28.85	8.7	$10,948
Exercisable at December 31, 2020	1,519	$20.76	5.9	$24,807
As of December 31, 2020 and 2019, the Company had 1,673,382 and 1,400,233, respectively, unvested options with a weighted-average-grant-date fair value per share of $9.80 and $10.13, respectively. The weighted-average-grant-date fair value per share of the stock options granted during the years ended December 31, 2020, 2019 and 2018 was $9.06, $13.86 and $7.52, respectively. The weighted-average-grant-date fair value per share of stock options vested during the year ended December 31, 2020 was $8.21. The weighted-average-grant-date fair value per share of the stock options forfeited during the years ended December 31, 2020, 2019 and 2018 was $9.94, $7.94 and $6.86, respectively.
HMS estimated the fair value of each stock option grant on the date of grant using a Black-Scholes option pricing model. Weighted–average assumptions are set forth in the following table:

	Years ended December 31,
	2020	2019	2018
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.1%	2.5%	2.7%
Expected volatility	41.1%	41.1%	42.4%
Expected life (years)	6.3	6.4	6.0
During the years ended December 31, 2020, 2019 and 2018, the Company issued 160,726, 2,435,648 and 2,017,442 shares, respectively, of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $2.8 million, $39.3 million and $38.4 million, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $2.0 million, $45.6 million and $27.6 million, respectively.
As of December 31, 2020, there was approximately $4.6 million of total unrecognized compensation cost related to stock options outstanding, which is expected to be recognized over a weighted average period of 0.9 years.
(d)Restricted Stock Units
Stock-based compensation expense related to restricted stock units was $15.2 million, $13.0 million and $11.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Presented below is a summary of restricted stock units activity for the year ended December 31, 2020 (in thousands, except for weighted average grant date fair value per unit):

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Outstanding balance at December 31, 2019	1,239	$21.37
Granted	750	24.29
Vesting of restricted stock units, net of units withheld for taxes	(323)	23.59
Units withheld for taxes	(148)	23.59
Forfeitures	(84)	24.69
Outstanding balance at December 31, 2020	1,434	$25.41

As of December 31, 2020, 1,124,274 restricted stock units remained unvested and there was approximately $10.9 million of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average vesting period of 0.9 years. During the years ended December 31, 2020, 2019 and 2018, the Company’s vested restricted stock units had a fair value of $12.2 million, $10.7 million, and $9.9 million, respectively. The weighted average grant date fair value per share of the restricted stock units vested during the years ended December 31, 2020, 2019 and 2018 was $23.59, $16.65 and $17.06, respectively. The weighted average grant date fair value per share of the restricted stock units forfeited during the years ended December 31, 2020, 2019 and 2018 was $24.69, $21.32 and $17.31, respectively.
13. Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Years ended December 31,
	2020	2019	2018
Net income	$70,149	$87,224	$54,989

Weighted average common shares outstanding-basic	88,438	87,222	83,625
Plus: net effect of dilutive stock options and restricted stock units	1,643	2,095	2,519
Weighted average common shares outstanding-diluted	90,081	89,317	86,144
Net income per common share — basic	$0.79	$1.00	$0.66
Net income per common share — diluted	$0.78	$0.98	$0.64
For the years ended December 31, 2020, 2019 and 2018: (i) 1,157,804, 509,617 and 804,959 stock options, respectively, and (ii) restricted stock units representing 1,110, 2,564 and 0 shares of common stock, respectively, were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.
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
In September 2018, a former employee filed an action in the New York County Supreme Court entitled Christopher Frey v. Health Management Systems, Inc. alleging retaliation under New York law (the “New York Action”). The complaint seeks recovery of an unspecified amount of monetary damages, including back pay and other compensatory and equitable relief. In May 2019, the Court heard oral arguments on the Company's motion to dismiss the complaint and in July 2020, the Court granted the motion to dismiss the complaint in its entirety. On August 26, 2020, the plaintiff filed a notice of appeal with the New York Supreme Court Appellate Division, First Judicial Department.
On December 22, 2020, HMS was served with two qui tam lawsuits filed by a former employee, both captioned United States of America ex rel. Frey v. Health Management Systems, Inc., alleging claims under federal and state False Claims acts relating to HMS’ performance of certain third party liability services. The two lawsuits were filed by Christopher Frey, a former employee, who was terminated as part of a reduction in force in 2013. The lawsuits contain allegations relating to HMS’ third party liability services prior to 2013. The cases are based in substantial part on allegations in a whistleblower complaint that was previously investigated by the U.S. Department of Health and Human Services Office of the Inspector General (“HHS”) and rejected by HHS. HHS’s findings were later upheld by the U.S. Fifth Circuit Court of Appeals. The case also repeats in substantial part certain allegations that were dismissed in the New York Action. An amended complaint was filed in each of the lawsuits on January 12, 2021. The Department of Justice has declined to intervene or participate in both lawsuits. HMS strongly denies the allegations in these lawsuits in their entirety and is vigorously defending against them. The parties have agreed to consolidation of the two matters before the Honorable Jayne Boyle of the Northern District of Texas.
Four purported stockholders of the Company have filed lawsuits against the Company and the members of its board of directors in connection with the Merger. The first two actions were filed in the United States District Court for the Southern District of New York on February 8, 2021 and February 10, 2021 and are captioned Stein v. HMS Holdings Corp. et al. and Blum v. HMS Holdings Corp. et al., respectively. The third action was filed on February 10, 2021 in the United States District Court for the Eastern District of New York and is captioned Urbanowicz v. HMS Holdings Corp. et al. The fourth action was filed on February 12, 2021 in the United States District Court for the District of Delaware and is captioned Waterman v. HMS Holdings Corp. et al. The complaints generally allege that the preliminary proxy statement issued in connection with the Merger omitted material information in violation of Sections 14(a) and 20(a) of the

Securities Exchange Act of 1934, rendering the preliminary proxy statement false and misleading. The lawsuits seek, among other things, injunctive relief enjoining the Merger, unless and until the defendants issue additional disclosures, and recovery of an unspecified amount of damages, costs and disbursements. The actions are in the preliminary stages. The Company believes the lawsuits are without merit and intends to defend vigorously against these allegations.
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
(b)Major Customers
For the years ended December 31, 2020, 2019 and 2018, no one individual Company customer accounted for more than 10% of the Company’s total revenue.
(c)Concentration of Revenue
The composition of the Company’s ten largest customers changes periodically. For the years ended December 31, 2020, 2019 and 2018, the Company’s ten largest customers represented 42.0%, 42.7% and 41.4% of HMS’ total revenue, respectively. Excluding those contracts that contain automatic renewal provisions or evergreen terms, the Company’s agreements with the ten current largest customers generally expire between 2021 and 2026. In many instances, HMS provides services pursuant to agreements that may be renewed or subject to a competitive reprocurement process. Several of the Company’s contracts, including those with some of its largest customers, may be terminated for convenience.

16. Leases
The components of lease expense for the year ended December 31, 2020 were as follows (in thousands):

	Years ended December 31,
	2020	2019

Operating lease cost	$7,109	$6,625

Finance lease cost:
Amortization of right-of-use assets	$732	$202
Interest on lease liabilities	50	25
Total finance lease cost	$782	$227
Supplemental cash flow and other information related to leases for the year ended December 31, 2020 were as follows (in thousands):

	Years ended December 31,
	2020	2019

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$7,974	$7,402
Operating cash flows from finance leases	$50	$24
Financing cash flows from finance leases	$715	$195
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$3,148	$1,181
Finance leases	$2,017	$1,820

Supplemental balance sheet information related to leases as of December 31, 2020 consisted of the following (in thousands):

	Years ended December 31,
	2020	2019
Operating Leases
Operating lease right-of-use assets	$14,428	$17,493

Other current liabilities	$5,326	$6,269
Operating lease liabilities	11,991	14,881
Total operating lease liabilities	$17,317	$21,150

Finance Leases
Other Assets	$2,373	$1,081

Other current liabilities	$860	$360
Other long-term liabilities	1,295	677
Total finance leases liabilities	$2,155	$1,037

Weighted Average Remaining Lease Term
Operating leases	3.7 years	4.1 years
Finance leases	2.3 years	2.6 years

Weighted Average Discount Rate
Operating leases	5.2%	5.7%
Finance leases	2.2%	4.6%
Sublease income for the years ended December 31, 2020 and 2019 was $2.1 million and $2.2 million, respectively.
Maturities of lease liabilities were as follows (in thousands):

Year ended December 31,	Operating Leases	Finance Leases
2021	$6,076	$895
2022	4,266	930
2023	3,967	374
2024	3,276	—
2025	1,400	—
Thereafter	98	—
Total lease payments	19,083	2,199
Less: Imputed interest	1,766	44
Total lease obligation	$17,317	$2,155

17. Subsequent Events
On January 8, 2021, HMS acquired one hundred percent of Lorica Health Pty Limited ("Lorica"), a privately held Australian analytics and software company specializing in payment integrity, for aggregate consideration of $14.4 million, which was funded with cash on hand. The purchase price is subject to certain post-closing purchase price adjustments.
In connection with the preparation of our consolidated financial statements, an evaluation of subsequent events was performed through the date of filing and there were no other events that have occurred that would require adjustments to the financial statements or disclosure.
18. Quarterly Financial Data (Unaudited)
The table below summarizes the Company’s unaudited quarterly operating results for the last two fiscal years (in thousands, except per share amounts):

2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended
Revenue	$171,412	$142,654	$165,236	$193,981	$673,283
Gross profit	$54,292	$32,397	$53,441	$75,847	$215,977
Operating income	$18,453	$5,616	$27,200	$41,958	$93,227
Net income	$12,682	$6,613	$18,035	$32,819	$70,149
Net income per common share - basic	$0.14	$0.07	$0.20	$0.37	$0.79
Net income per common share - diluted	$0.14	$0.07	$0.20	$0.36	$0.78

2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended
Revenue	$147,953	$168,182	$146,815	$163,445	$626,395
Gross profit	$48,952	$68,584	$45,296	$54,849	$217,681
Operating income	$19,706	$40,548	$17,064	$25,698	$103,016
Net income	$19,642	$29,100	$21,136	$17,346	$87,224
Net income per common share - basic	$0.23	$0.34	$0.24	$0.20	$1.00
Net income per common share -diluted	$0.22	$0.33	$0.24	$0.20	$0.98
(1)Third quarter 2019 results include the Company's sale of its investment in InstaMed, as described in Note 5(c).

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2020, 2019 and 2018
Estimated variable consideration adjustment and Estimated liability for appeals as of December 31, 2020, 2019 and 2018 are as follows:
Estimated variable consideration adjustment (in thousands):

	Balance at Beginning of Year	Provision	Recoveries	Charge-offs	Balance at End of Year
Year ended December 31, 2018	$14,799	$20,453	$—	$(21,569)	$13,683
Year ended December 31, 2019	13,683	22,289	—	(18,890)	17,082
Year ended December 31, 2020	17,082	27,561	—	(23,806)	20,837

Estimated liability for appeals (in thousands):

	Balance at Beginning of Year	Provision	Appeals found in providers favor	Release of estimated liability	Balance at End of Year
Year ended December 31, 2018	$8,544	$—	$(108)	$(8,436)	$—
Year ended December 31, 2019	—	—	—	—	—
Year ended December 31, 2020	—	—	—	—	—
The above chart represents the CMS estimated reserve liability only.