Form 10-K/A
period 2020-12-31
HMS HOLDINGS CORP
filed 2021-03-12
CIK 1196501

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2020 the last business day of the registrant’s most recently completed second quarter was approximately $1.8 billion based on the last reported sale price of the registrant’s common stock on the Nasdaq Global Select Market on that date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and persons who hold 10% or more of the outstanding shares of common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for any other purposes.
There were 88,638,966 shares of common stock outstanding as of February 23, 2021.
Documents Incorporated by Reference
None.

HMS HOLDINGS CORP. AND SUBSIDIARIES
AMENDMENT NO. 1 TO THE ANNUAL REPORT ON FORM 10-K
i

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K/A (this "Amendment") amends the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020 (the "Annual Report"), as filed by the Registrant with the Securities and Exchange Commission ("SEC") on February 26, 2021 (the "Original Filing"), and is being filed solely to replace Part III, Items 10 through Item 14 and to include additional exhibits to the Exhibit Index referenced in Item 15 of the Original Filing, which includes the Certifications to this Amendment. The reference in the Original Filing to the incorporation by reference of the Registrant's definitive proxy statement into Part III of the Annual Report on Form 10-K is hereby deleted.
For purposes of this Amendment, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), (i) Items 10 through 14 in the Original Filing have been amended and restated in their entirety, (ii) the Exhibit Index in the Original Filing has been amended to include the new exhibits set forth herein and (iii) the reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing has been deleted. Except as specifically provided herein, this Amendment does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and any filings with the SEC made thereafter.
References to "we," "us," "our," "HMS," the "Company" or the "Registrant" in this Amendment refer to HMS Holdings Corp., a Delaware corporation.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our Board of Directors
The following table sets forth information with respect to each member of our Board of Directors (“Board”) as of the date of this Amendment.

Name	Independ- ent	Age	Director Since	Principal Occupation	Committee Memberships	Outside Boards(1)
Katherine Baicker, Ph.D.	Yes	49	2019	Dean and Emmett Dedmon Professor, University of Chicago Harris School of Public Policy	▪ Compliance & Ethics ▪ Nominating & Governance	▪ Eli Lilly and Company
Robert Becker	Yes	66	2016	Retired President & CEO, Wolters Kluwer Health	▪ Audit ▪ Compensation ▪ Nominating & Governance
Craig R. Callen	Yes	65	2013	Former Senior Advisor, Crestview Partners	▪ Compensation ▪ Mergers & Acquisitions ▪ Nominating & Governance	▪ Omega Healthcare Investors, Inc.
William C. Lucia	No	63	2008	Chairman, President & CEO, HMS Holdings Corp.	N/A
Jeffrey A. Rideout, M.D.	Yes	59	2019	President and CEO, Integrated Healthcare Association	▪ Compliance & Ethics ▪ Nominating & Governance	▪ Amedisys, Inc.
Ellen A. Rudnick	Yes	70	1997	Senior Advisor for Entrepreneurship, adjunct faculty, University of Chicago Booth School of Business	▪ Audit ▪ Compliance & Ethics ▪ Nominating & Governance	▪ First Midwest Bancorp, Inc. ▪ Patterson Companies, Inc.
Bart M. Schwartz	Yes	74	2010	Chairman & CEO, SolutionPoint International, LLC	▪ Audit ▪ Compliance & Ethics ▪ Nominating & Governance
Richard H. Stowe	Yes	77	1989	General Partner, Health Enterprise Partners, LP	▪ Mergers & Acquisitions ▪ Nominating & Governance
Cora M. Tellez	Yes	71	2012	President & CEO, Sterling HSA	▪ Audit ▪ Compensation ▪ Mergers & Acquisitions ▪ Nominating & Governance	▪ Pacific Premier Bancorp, Inc.
(1)    Includes corporations subject to the registration or reporting requirements of the Exchange Act or registered under the Investment Company Act of 1940 (as of the date of this Amendment).

Summarized below is key information regarding the collective composition and qualifications of our Board. The Board believes that the combination of business skills and professional experience of our directors, as well as the gender, ethnicity and tenure diversity among its members, have been contributing factors to its effectiveness and provide a valuable resource to management in overseeing and developing strategy and long-term plans for HMS. Our directors have a combined wealth of leadership experience derived from extensive service guiding large, complex organizations as executive leaders or board members and in government and academia and possess substantive knowledge and skills applicable to our business, including experience in the following areas:

Directors' Experience, Qualifications, Attributes and Skills

Healthcare or Healthcare Technology Industry Provides a relevant understanding of our business, strategy, operations and competitive environment	Academia Provides knowledge of current issues in academia and thought leadership

Public Company Board Contributes to the Board’s understanding of corporate governance and transparency and oversight of issues facing complex businesses	Accounting, Auditing & Financial Reporting Important in monitoring our operational and financial performance and overseeing the accuracy of financial reporting and robust controls

CEO, Executive Leadership
Provides a practical understanding through hands-on experience of core management areas, including strategic and operational planning, financial reporting, compliance, risk management and leadership development
Big Data, Technology & Cybersecurity Contributes to the Board’s understanding of our information technology and oversight of our cyber risks

Corporate Finance, Capital Markets & M&A Important in overseeing the financial position of the company and evaluating potential transactions	Risk Management Enables the Board to effectively oversee the risks facing our Company

Government, Legal & Regulatory Important in understanding the regulated nature of our industry, how it is impacted by government actions and complex legal matters and public policy issues	Global Provides insight on how we can continue to grow and manage our business outside the United States
Biographical information of each director, including further information regarding his or her respective business experience and service on other boards, is below. Also included below is a description of the specific experience, qualifications, attributes or skills that led our Board to conclude that each director should serve as a member of our Board.

Katherine Baicker, Ph.D.
Independent Director Since: June 2019 Age: 49 HMS Committees: Compliance & Ethics Nominating & Governance
Dr. Baicker has served as Dean and the Emmett Dedmon Professor at the University of Chicago Harris School of Public Policy since August 2017. From July 2007 through July 2017, Dr. Baicker served as a professor at Harvard University’s T.H. Chan School of Public Health, where from July 2014 through July 2016, she also served as the C. Boyden Gray Professor of Health Economics and Chair of the Department of Health Policy and Management. Dr. Baicker is a leading scholar in the economic analysis of health policy and currently serves as a research associate at the National Bureau of Economic Research. Dr. Baicker’s research has been published in journals such as the New England Journal of Medicine, JAMA, Science, Health Affairs, and the Quarterly Journal of Economics. She is an elected member of the National Academy of Medicine, National Academy of Social Insurance, the Council on Foreign Relations, and the American Academy of Arts and Sciences, and also currently serves on the Congressional Budget Office’s Panel of Health Advisers, the National Institute for Health Care Management Foundation Advisory Board, and as a Trustee of the Mayo Clinic. Dr. Baicker previously has served as a Senate-confirmed Member of the President’s Council of Economic Advisers, as a Commissioner on the Medicare Payment Advisory Commission, and as Chair of the Massachusetts Group Insurance Commission.
Board Qualifications and Skills:
Dr. Baicker brings extensive experience in healthcare policy and economic research to our Board. As a leading academic in the healthcare field, Dr. Baicker provides valuable insight to the Board on research trends and emerging areas of innovation relevant to our business. In addition, the experience gained through her government advisory roles enables Dr. Baicker to provide critical perspective on public policy issues relevant to our business.
Other Public Company Directorships:
Dr. Baicker currently serves on the Board of Eli Lilly & Company.

Robert Becker
Independent Director Since: January 2016 Age: 66 HMS Committees: Audit Compensation Nominating & Governance
Mr. Becker most recently served as President and CEO of Wolters Kluwer Health, a provider of information and point of care solutions to the healthcare industry, from December 2008 until his retirement in May 2015. In his role at Wolters Kluwer Health, Mr. Becker reported to the Chairman of the Executive Board and had global responsibility for Wolters Kluwer’s $1.2 billion Health division. From August 2003 to November 2008, he served as CEO of Wolters Kluwer Law & Business. Mr. Becker led the transformation of both the Health and Law & Business divisions from traditional publishers to world-class providers of digital content and software solutions through a combination of organic growth and mergers and acquisitions. Prior to joining Wolters Kluwer, Mr. Becker served as President and CEO of Jupiter Media Metrix, a provider of comprehensive research and measurement products and services designed to assist companies in utilizing Internet technologies to more effectively operate their businesses. Mr. Becker also spent 13 years with The Thomson Corporation, a publishing and information services company, serving 10 years as a CEO and three as a CFO of several global businesses. Mr. Becker, who is a CPA, began his career at PriceWaterhouse auditing numerous public and privately held companies. Mr. Becker previously served on the board of directors of Symphony Health, a privately held portfolio company of Symphony Technology Group providing pharmacy claims and patient longitudinal health records to the pharmaceutical industry.

Board Qualifications and Skills:

Mr. Becker’s executive leadership experience and strong background in technology and data analytics provide valuable insight into strategic planning and operations to the Board. Among other qualifications, Mr. Becker brings to the Board extensive financial expertise, including budgeting, forecasting and mergers and acquisitions.
Other Public Company Directorships:
None

Craig R. Callen
Independent Director Since: October 2013 Age: 65 HMS Committees: Compensation (Chair) Mergers & Acquisitions (Chair) Nominating & Governance
Mr. Callen most recently was a Senior Advisor at Crestview Partners, a private equity firm, from 2009 through 2016. From 2004 to 2007, Mr. Callen was Senior Vice President and Head of Strategic Planning and Business Development and a member of the Executive Committee for Aetna, Inc. In his role at Aetna, Mr. Callen reported directly to the Chairman and CEO and was responsible for oversight and development of Aetna’s corporate strategy, including mergers and acquisitions. During his tenure, Mr. Callen and his team led the acquisitions of seven companies, investing over $2.0 billion, broadening Aetna’s revenue, global presence, product line, targeted markets and participation in government programs. Prior to joining Aetna, Mr. Callen was a Managing Director and Head of U.S. Healthcare Investment Banking at Credit Suisse First Boston and Co-Head of Healthcare Investment Banking at Donaldson, Lufkin & Jenrette.
Board Qualifications and Skills:
Mr. Callen brings over 25 years of healthcare investment banking experience and corporate development expertise to our Board, which are invaluable to us as we evaluate, develop and implement new solutions for clients. Mr. Callen also has extensive experience in a corporate setting and as an advisor to public/private healthcare companies.
Other Public Company Directorships:
Mr. Callen currently serves as Chairman of the Board of Directors of Omega Healthcare Investors, Inc.

William C. Lucia
Management Director Since: May 2008 Age: 63
Mr. Lucia has served as our Chairman, President and Chief Executive Officer since July 2015 and has been a member of our Board since May 2008. Prior to his current role, Mr. Lucia served as our President and Chief Executive Officer, from March 2009 to July 2015, and as our President and Chief Operating Officer from 2005 to 2009. In addition, since joining us in 1996, Mr. Lucia has held several other leadership positions with us across multiple divisions. During his tenure, Mr. Lucia has expanded our core business and product suite, both organically and through targeted acquisitions of businesses. Under Mr. Lucia’s leadership, HMS has become an industry leader in healthcare technology, analytics and engagement solutions, saving billions of dollars annually while helping health plan members lead healthier lives. Prior to joining HMS, Mr. Lucia served in various executive positions including Senior Vice President, Operations and Chief Information Officer for Celtic Life Insurance Company, and Senior Vice President, Insurance Operations for North American Company for Life and Health Insurance. Mr. Lucia is a Fellow of the Life Management Institute program through LOMA, an international association through which insurance and financial services companies around the world engage in research and educational activities to improve company operations. Mr. Lucia also serves on the boards of AllyAlign Health, and the Digital Health CRC, an Australian government cooperative research centre.
Board Qualifications and Skills:
With over 25 years of experience with HMS working across multiple divisions and his prior experience in the insurance industry, Mr. Lucia brings to our Board in-depth knowledge of HMS and the healthcare and insurance industries, the evolving healthcare landscape and the array of challenges to be faced and demonstrates an ability to formulate and implement key strategic initiatives, making him well-positioned to lead our management team and provide essential insight and leadership to the Board.
Other Public Company Directorships: None

Jeffrey A. Rideout, M.D.
Independent Director Since: June 2019 Age: 59 HMS Committees: Compliance & Ethics Nominating & Governance
Dr. Rideout has served as President and CEO of the Integrated Healthcare Association, a California-based multi-stakeholder leadership group that promotes quality improvement, accountability and affordability of health care, since May 2015. He is also a licensed physician in the State of California and holds academic appointments at Stanford University as a Adjunct Professor, Department of Health Research and Policy, School of Medicine, and the University of California, Berkeley Haas School of Business, where he teaches on topics related to healthcare technology, services and innovation. From June 2013 to May 2015, he served as an independent consultant to several organizations, including as Senior Medical Advisor at Covered California, California’s State-based exchange, and as Senior Advisor to GE Ventures, where he focused on new business development related to Digital Health and Digital Therapeutics. Prior to that, Dr. Rideout had served as Chief Medical Officer for The TriZetto Group, a healthcare information technology company, as Chief Medical Officer of Cisco Systems and the global leader of Cisco’s Internet Business Solutions Group Healthcare Practice, and as SVP and Chief Medical Officer of Blue Shield of California.

Board Qualifications and Skills:
Dr. Rideout brings a deep understanding of managed care, health information technology, value-based care, and quality clinical outcomes practices to our Board, providing valuable perspective of the changing healthcare environment as we continue to grow our business.
Other Public Company Directorships:
Dr. Rideout currently serves on the Board of Directors of Amedisys, Inc.

Ellen A. Rudnick
Independent Director Since: 1997 Age: 70 HMS Committees: Audit (Chair) Compliance & Ethics Nominating & Governance
Since 1999, Ms. Rudnick has served in various roles at the University of Chicago Booth School of Business, including her current role as Senior Advisor for Entrepreneurship, adjunct faculty, and her prior role as Executive Director and Clinical Professor, Polsky Center for Entrepreneurship and Innovation, from 1999 through July 2016. From 1993 to 1999, Ms. Rudnick served as Chairman of Pacific Biometrics, Inc., a publicly held healthcare biodiagnostics company and its predecessor, Bioquant, which she co-founded. From 1990 to 1992, she served as President and Chief Executive Officer of Healthcare Knowledge Resources (HKR), a privately held healthcare information technology corporation and subsequently served as President of HCIA, Inc. (HCIA) following the acquisition of HKR by HCIA. From 1975 to 1990, Ms. Rudnick served in various positions at Baxter Health Care Corporation, including Corporate Vice President and President of its Management Services Division.

Board Qualifications and Skills:
Ms. Rudnick brings to the Board extensive business understanding and demonstrated management expertise, having served in key leadership positions at a number of healthcare companies. Ms. Rudnick has a comprehensive understanding of the operational, financial and strategic challenges facing companies and knows how to make businesses work effectively and efficiently. Her management experience and service on other public company boards has provided her with a thorough understanding of the financial and other issues facing large companies.
Other Public Company Directorships:
Ms. Rudnick serves as a director of First Midwest Bancorp, Inc. and Patterson Companies, Inc.

Bart M. Schwartz
Independent Director Since: July 2010 Age: 74 HMS Committees: Audit Compliance & Ethics (Chair) Nominating & Governance
Since 2010, Mr. Schwartz has served as the Chairman and Chief Executive Officer of SolutionPoint International, LLC, which provides an integrated array of business intelligence, security and compliance, identity assurance and situational awareness through its wholly-owned subsidiary Guidepost Solutions LLC. In 2003, Mr. Schwartz founded his own law firm, which specializes in, among other areas, conducting independent investigations, monitoring and Independent Private Sector Inspector General engagements and developing, auditing and implementing compliance programs. From 1991 to 2003, Mr. Schwartz served as the Chief Executive Officer of Decision Strategies, an internationally recognized investigative and security firm, which was sold to SPX Corporation in 2001. Mr. Schwartz has over 30 years’ experience managing domestic and international investigations, prosecutions and assessments for clients in both the public and private sectors. He currently serves as the federally appointed Monitor of GM and as a court-appointed Receiver to several large hedge funds.
Board Qualifications and Skills:
Mr. Schwartz brings extensive legal and compliance experience to our Board, which is particularly valuable as we continue to expand our business.
Other Public Company Directorships:
Mr. Schwartz previously served as Chairman of the Board of Kadmon Holdings, Inc.

Richard H. Stowe
Independent Director Since: 1989 Age: 77 HMS Committees: Mergers & Acquisitions Nominating & Governance (Chair)
Mr. Stowe has served as a general partner of funds managed by Health Enterprise Partners, a private equity firm, since 2005. Mr. Stowe has over 50 years of financial, capital markets and investment experience. From 1999 to 2005, Mr. Stowe was a private investor, a senior advisor to the predecessor funds to Health Enterprise Partners, and a senior advisor to Capital Counsel LLC, an asset management firm. From 1979 until 1998, Mr. Stowe was a general partner of Welsh, Carson, Anderson & Stowe. Prior to 1979, he was a Vice President in the venture capital and corporate finance groups of New Court Securities Corporation (now Rothschild, Inc.).
Board Qualifications and Skills:
Mr. Stowe brings over 50 years of financial, capital markets and investment experience to our Board. Mr. Stowe also has extensive company and industry knowledge through his service on our Board and as Lead Independent Director from July 2015 to June 2019, providing invaluable insight and perspective to our Board.
Other Public Company Directorships:
None

Cora M. Tellez
Lead Independent Director Director Since: October 2012 Age: 71 HMS Committees: Audit Compensation Mergers & Acquisitions Nominating & Governance
Ms. Tellez is the President and Chief Executive Officer of Sterling HSA, an independent health savings accounts administrator which she founded in 2004. Prior to starting Sterling HSA, Ms. Tellez served as President of the health plans division of Health Net, Inc., an insurance provider. She later served as President of Prudential’s western health care operations, CEO of Blue Shield of California, Bay Region and Regional Manager for Kaiser Permanente of Hawaii. Ms. Tellez also served until 2018 as Chief Executive Officer of Amazing CARE Network, Inc., a company she founded in January 2015 (now a part of Sterling HSA). Ms. Tellez serves on the boards of various nonprofit organizations such as the Institute for Medical Quality and UC San Diego’s Center for Integrative Medicine.
Board Qualifications and Skills:
Ms. Tellez brings over 30 years of healthcare policy and operations experience to the Board. Her public company operational, financial and corporate governance experience and her financial expertise are valuable resources for our Board.
Other Public Company Directorships:
Ms. Tellez currently serves on the board of directors of Pacific Premier Bancorp, Inc. Ms. Tellez previously served as Chair of the Board of CorMedix Inc.

Audit Committee and Audit Committee Financial Expert
We have a separately-designated standing Audit Committee which consists of Ms. Rudnick (Chair), Mr. Becker, Mr. Schwartz and Ms. Tellez. The Board of Directors has determined that each member of the Audit Committee is an independent director, as defined in The Nasdaq Stock Market LLC ("Nasdaq") Marketplace Rules (the “Nasdaq Marketplace Rules”), and meets Nasdaq's financial knowledge and sophistication requirements and the additional, heightened independence criteria applicable to members of the Audit Committee under SEC and Nasdaq Marketplace Rules. In addition, the Board has determined that Mr. Becker and Ms. Tellez each qualify as an “audit committee financial expert,” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K.
Material Changes to the Procedures for Recommending Nominees to the Board of Directors
There have been no material changes to the procedures described by which security holders may recommend nominees to our Board of Directors as described in our Proxy Statement for our 2020 Annual Meeting, filed with the SEC on April 17, 2020.
EXECUTIVE OFFICERS
The following table sets forth certain information with respect to each person who currently serves as one of our executive officers as of the date of this Amendment. Our executive officers are elected annually by our Board and generally serve at the discretion of our Board. There are no arrangements or understandings between any of our executive officers and any other person pursuant to which they were selected as an officer. None of our directors or executive officers are related to any other director or executive officer of HMS or any of its subsidiaries by blood, marriage or adoption.

Name	Age	Position
William C. Lucia	63	Chairman, President and Chief Executive Officer
David A. Alexander	41	Senior Vice President, Chief Human Resources and Chief Compliance Officer
Meredith W. Bjorck	45	Executive Vice President, Chief Legal Officer and Corporate Secretary
Emmet W. O’Gara	52	Group President, Population Health Management
Maria E. Perrin	57	Executive Vice President, Chief Growth Officer
Jeffrey S. Sherman	55	Executive Vice President, Chief Financial Officer and Treasurer
Jacob J. Sims	40	Senior Vice President, Chief Technology Officer
Douglas M. Williams, Jr.	61	Executive Vice President, Chief Operating Officer
The principal occupations for the last five years, as well as certain other biographical information, for each of our current executive officers who are not directors are set forth below. See “Our Board of Directors” above for biographical information for Mr. Lucia.

David A. Alexander
Mr. Alexander has served as our Senior Vice President, Chief Human Resources and Chief Compliance Officer, since January 2019, with responsibility for overseeing the Company’s human resources organization and all aspects of the Company’s corporate compliance and ethics program. From April 2016 to January 2019, he served as our Vice President, Chief Compliance and Ethics Officer. Prior to joining HMS, Mr. Alexander served in various roles at Alcon Labs Inc., a global eye care provider, including as head of compliance for the United States and Canada from September 2013 to April 2016, and as Director, Global Integrity & Compliance from November 2011 to September 2013. During his tenure at Alcon, Mr. Alexander supported Alcon’s pharmaceutical and medical device business units, as well as global research and development. Prior to joining Alcon, Mr. Alexander was an attorney at Pfizer, Inc. and the law firms of DLA Piper US LLP and Hughes & Luce, LLP.

Meredith W. Bjorck
Ms. Bjorck has served as our Executive Vice President, Chief Legal Officer and Corporate Secretary since February 2019, and served as our Executive Vice President, General Counsel and Corporate Secretary from April 2016 until February 2019. Ms. Bjorck previously served as Senior Vice President, General Counsel and Corporate Secretary for Tuesday Morning Corporation, a national off-price retailer, from January 2013 to March 2016. From April 2008 until January 2013, Ms. Bjorck served in various capacities for CEC Entertainment, Inc., an international restaurant chain, including as Deputy General Counsel, Chief Compliance Officer and Corporate Secretary. Prior to joining CEC Entertainment, Ms. Bjorck was an attorney at Fulbright & Jaworski L.L.P. (now Norton Rose Fulbright) and Vinson & Elkins L.L.P., where she specialized in corporate securities and mergers and acquisitions.

Emmet W. O’Gara
Mr. O’Gara has served as our Group President, Population Health Management (PHM) since February 2019, and served as our Executive Vice President, PHM, from January 2018 until February 2019, with responsibility for overseeing all aspects of the Company’s PHM business, including product innovation and growth, delivery, engineering and development. He brings more than 25 years of experience in the healthcare payer, provider, and employer markets. Prior to joining HMS, Mr. O’Gara served as Senior Vice President and Chief Revenue Officer of Cota Healthcare, a healthcare data and analytics company, from August 2017 to December 2017. From September 2009 through July 2017, he served as Senior Vice President and General Manager of Payer and Provider Solutions at MedeAnalytics, a leading healthcare analytics company. During his eight-year tenure, Mr. O’Gara drove new sales, expanded existing accounts, and accelerated revenue growth. Mr. O’Gara has also held key leadership roles at Blue Cross Blue Shield of Massachusetts, Accenture Consulting, and Cigna Healthcare.

Maria E. Perrin
Ms. Perrin has served as our Executive Vice President, Chief Growth Officer since January 2020, with responsibility for the Company’s commercial and government markets, corporate strategy, marketing and government relations. Ms. Perrin served as our Executive Vice President, Chief Marketing and Strategy Officer, from August 2019 to January 2020, and as our Senior Vice President, Chief Marketing and Strategy Officer from January 2019 to August 2019. Ms. Perrin rejoined HMS in 2019, after having served in various executive leadership roles at HMS from 2007 through 2014. Prior to rejoining HMS, she was founding Principal at Gide Public Affairs from September 2014 to December 2018, where she served as a strategy consultant to companies and government agencies in the healthcare, technology and consumer products sectors. Prior to her previous tenure at HMS, Ms. Perrin held senior leadership roles at Performant Financial Corporation, Bestfoods and Nissan Motor Corporation.

Jeffrey S. Sherman
Mr. Sherman has served as our Executive Vice President, Chief Financial Officer and Treasurer since September 2014, and is also responsible for corporate development, investor relations, real estate and risk management. Mr. Sherman has over 25 years of experience in healthcare operations, strategic planning and financial performance in senior financial executive positions. Prior to joining HMS, Mr. Sherman served as Executive Vice President and Chief Financial Officer of AccentCare, a healthcare delivery organization, from September 2013 to August 2014. From April 2009 to September 2013, he served as Executive Vice President and Chief Financial Officer of Lifepoint Hospitals, Inc. From September 2005 until April 2009, Mr. Sherman served as Vice President and Treasurer of Tenet Healthcare, where he managed all aspects of corporate finance, including cash flow management and capital structure, and was also responsible for risk management. From 1990 to September 2005, Mr. Sherman served in various capacities for Tenet Healthcare and its predecessor company, including as a hospital chief financial officer and regional vice president.

Jacob J. Sims
Mr. Sims has served as our Senior Vice President, Chief Technology Officer, since April 2018, and is responsible for all aspects of our information technology and security, including IT infrastructure, development and execution of our technology strategy and roadmap, evolution of data science and advanced analytics, development of new product and capabilities, service platforms, and IT security. Mr. Sims has significant experience leading large-scale healthcare IT organizations and specializes in transformative initiatives and data-centric product cultivation. Prior to joining HMS, Mr. Sims served as Chief Technology Officer and Interim Head of Product for WebMD Health Services, a provider of health information services, from July 2016 to April 2018. From July 2014 to July 2016, Mr. Sims served as Vice President of Development and Technology of Premise Health, a direct healthcare access provider, and from April 2013 to July 2014, he served as Vice President of Development and Technology for CHS Onsite, a provider of medical management services. Prior to CHS Onsite, Mr. Sims held leadership positions at Xerox, Inc. and CredenceHealth, Inc.

Douglas M. Williams, Jr.
Mr. Williams has served as our Executive Vice President, Chief Operating Officer since February 2019, with responsibility for product innovation, development and delivery for our coordination of benefits and payment integrity businesses, enterprise operations, and information technology, as well as leading account management and advisory services for all of our markets. Mr. Williams served as our President, Markets and Product from December 2016 until February 2019. From January 2015 to December 2016, Mr. Williams served as our Division President of Markets with responsibility for leading the state and federal government and commercial markets, sales and marketing. From December 2013 to January 2015, he served as our Division President of Commercial Solutions, responsible for leading our commercial product and business development strategy. Mr. Williams has over 30 years of experience in healthcare information technology, sales, general management and operations with a strong focus in healthcare consulting. Prior to joining HMS, Mr. Williams served as Chief Information Officer of Aveta Inc. (now part of Optum, Inc.), a provider of managed healthcare services, from 2010 to 2013.

Code of Ethics
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
Item 11. Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis (“CD&A”), describes our 2020 executive compensation program and certain actions with respect to our 2020 executive compensation program and should be read in conjunction with the compensation tables that follow this CD&A. In particular, this CD&A explains how the Compensation Committee of the Board made its compensation decisions for our named executive officers for fiscal 2020.
For 2020, our named executive officers are:
▪William C. Lucia, Chairman, President and Chief Executive Officer (“CEO”)
▪Jeffrey S. Sherman, Executive Vice President, Chief Financial Officer and Treasurer
▪Emmet W. O’Gara, Group President, Population Health Management
▪Maria E. Perrin, Executive Vice President, Chief Growth Officer
▪Douglas M. Williams, Jr., Executive Vice President, Chief Operating Officer
This CD&A is organized into the following sections:

Executive Summary
2020 FINANCIAL PERFORMANCE OVERVIEW
The following is an overview of our financial performance for the year ended December 31, 2020.
▪Revenue. Our total revenue increased 7.5 percent to $673.3 million from $626.4 million in 2019. Total revenue for 2019 included $10.5 million in revenue from the second quarter of 2019 related to the Company's release of its remaining contract-related balance under its original Medicare RAC Contract (the “2Q 2019 Reserve Release”). 2020 revenue from the Accent business, acquired by us in December 2019, was $43.3 million. Excluding the 2Q 2019 Reserve Release and revenue from the Accent business, total revenue increased 2.6% compared to the prior year.
▪Net income. Our net income decreased 19.6 percent to $70.1 million or $0.78 per diluted share in 2020 from $87.2 million or $0.98 per diluted share in 2019. 2019 net income included $0.07 per diluted share related to the 2Q 2019 Reserve Release, a net benefit of $0.06 per diluted share related to a gain on the sale of an investment in the third quarter of 2019 (the "3Q 2019 Gain on Investment"), and discrete tax benefits recorded in the first quarter of 2019 totaling $0.07 per diluted share.
▪Adjusted EBITDA. Our earnings before interest, income taxes, depreciation and amortization, stock-based compensation, transaction and integration costs (“adjusted EBITDA”) increased 2.6 percent to $184.3 million including a net benefit of $8.2 million related to the 2Q 2019 Reserve Release and $7.7 million related to the 3Q 2019 Gain on Investment. Excluding those benefits, Adjusted EBITDA increased 12.6% compared to the prior year.
▪Adjusted EPS. Our adjusted earnings per diluted share (“adjusted EPS”) grew to $1.33 per diluted share from $1.32 per diluted share in 2019. Adjusted EPS for 2019 included $0.07 per diluted share related to the 2Q 2019 Reserve Release, $0.06 per diluted share related to the 3Q 2019 Gain on Investment and discrete tax benefits recorded in the first quarter of 2019 totaling $0.07 per diluted share. Excluding the 2Q 2019 Reserve Release, the 3Q 2019 Gain on Investment and discrete tax benefits in 2019, adjusted EPS for 2020 was $1.33 per diluted share, compared to $1.12 per diluted share in 2019 (an increase of 18.8 percent).
▪Total Shareholder Return. Our stock price increased by 24.16 percent for the one-year period ended December 31, 2020, from $29.60 per share on December 31, 2019, to $36.75 per share.
A reconciliation of the non-GAAP financial measures (adjusted EBITDA and adjusted EPS) to the most directly comparable GAAP measures is set forth below under the heading "Reconciliation of Non-GAAP Measures" at the end of this Item 11.
2020 BUSINESS AND STRATEGY HIGHLIGHTS
In 2020, we employed a disciplined approach in the execution of our multi-year strategy across a number of strategic initiatives. Our business and strategy highlights for 2020 include the following:

▪Expanding the scope of our relationship with existing customers and adding new customers. In 2020, we expanded the scope of our relationship with existing customers by continuing to deliver differentiated solutions to our broad customer base, including those designed to reduce costs, improve health outcomes, and increase quality, all while making the healthcare system work better for everyone. With both our COB and PI product lines we increased adoption of our prospective solutions with health plan, government and employer clients. Additionally, we added 18 new logos in 2020. We also expanded internationally, as we began execution of our go-to-market strategy in Australia.
In addition, we successfully completed the integration of VitreosHealth and Accent in 2020. Vitreos is a predictive risk analytics platform that identifies both existing and rising risk in healthcare consumers. Vitreos has been integrated into HMS’ Elli population risk solution, creating a powerful platform for population and consumer risk management. Accent provides payment accuracy solutions to the health plan market. Accent's coordination of benefits solutions, geared towards the commercial and Medicare Advantage markets, are a perfect complement to HMS’ Medicaid coordination benefits solutions. In addition to enhancing core capabilities, the integration of Accent unlocked cross-selling opportunities with existing HMS customers.
▪Entering new markets for diversification and growth. In 2020, we extended the scope of our COB solutions to adjacent verticals including Medicare Advantage and at-risk providers. We also expanded internationally, as we began execution of our go-to-market strategy in Australia, leveraging our strategic partnership with the Digital Health Care Research Cooperative (DHCRC), and advancing our relationship with MedAdvisor, a medication adherence company. HMS intends to create an integrated medication adherence and engagement solution leveraging our Eliza product for both U.S. and international markets.
▪Introducing new innovative solutions and services. Our efforts to organically expand the solutions available to existing and new market segments successfully continued in 2020, despite the COVID-19 pandemic. In 2020, we deployed new and differentiated Payment Integrity solutions, including but not limited to Genetic Testing Audits, Pharmacy Benefit Management (PBM) Reviews, Episode of Care Pre-pay Audits, and ER Billing, Telehealth and Maternity Reviews, among others. Our Population Health Management business launched COVID-19 solutions and successfully integrated our consumer engagement, care management and analytics solutions, helping our clients drive improved health outcomes.
▪Utilizing technology tools to leverage a big data environment and promoting automation and innovation to improve the efficiency and effectiveness of our services. In 2020, we continued to deploy technology and process improvements that increased efficiency and product delivery, augmented results, bolstered accuracy, accelerated automation, drove innovation and reduced cost. Our use of machine learning, natural language processing, robotics processing automation and other advanced technology applications has improved our claims selection, submission processes, data insights and advanced our ability to identify and address population and consumer health risks.
▪Bolstering the HMS brand. In 2020, we enhanced the HMS brand by expanding our thought leadership across multiple channels, driving sizable increases in our earned media coverage and digital engagement. We led a series of research projects through our partnership with the DHCRC, the largest digital health research cooperative in the world, which is funded by the Australian government and other public and private entities. In this initiative, we work with leading universities including Stanford University and Southern Methodist University in the U.S. and University of Canberra, Western Sydney University and the University of Sydney in Australia. Our work focuses on improving healthcare cost and outcomes. In late 2020, we successfully launched the first digitally enabled readmission prevention proof-of concept program in Australia. Other projects include geospatial modeling for Social Determinants of Health (SDoH), ER overuse, substance abuse, and cardiovascular.

▪Building a strong and sustainable corporate culture. In 2020, we made significant investments in our most valued assets, our people. We effectively deployed our business continuity model to mobilize over 3,100 employees to work from home due to the COVID-19 pandemic. Despite the socially distanced and virtual working environment, we successfully executed our internal management initiatives focused on driving employee engagement, performance, integrity, inclusion, and innovation. We achieved all-time record high employee engagement scores. In addition, we launched a robust Diversity & Inclusion agenda, including formation of the HMS Diversity & Inclusion Council, unconscious bias training for all leaders, alignment of volunteer and charitable activities, and expansion of Employee Resource Groups.

KEY 2020 COMPENSATION ACTIONS
The following highlights key actions taken by the Compensation Committee with respect to our executive compensation program for 2020. These actions were made in consultation with the Compensation Committee’s independent consultant, Frederic W. Cook & Co., Inc. (“FW Cook”), and are intended to maintain alignment of our compensation levels and practices with the market and support our corporate objectives.

Summary of Key 2020 Compensation Actions
Annual Base Salary
Following its annual review of the executive compensation program in February 2020, the Compensation Committee determined not to adjust the annual base salaries of the named executive officers. In January 2020, prior to the annual review, the Compensation Committee increased Ms. Perrin’s salary to $500,000 in connection with her promotion to Executive Vice President, Chief Growth Officer, with additional responsibility for markets. In December 2020, the Committee considered internal pay equity among our senior executives with a similar level and scope of responsibility and increased Ms. Perrin’s salary to $550,000. Additional information regarding these increases is included below under the heading “2020 Annual Base Salary Changes.”

Short-Term Incentives
In furtherance of our commitment to operate responsibly and sustainably and based on input from our largest shareholders, the Compensation Committee added an ESG component to the strategic objectives under the short-term incentive plan for 2020 (the “2020 STIP”). Additional information regarding the 2020 STIP is included under the heading “Annual Short-Term Incentive Compensation.”

Long-Term Incentives
The Compensation Committee did not make any changes to the long-term incentive program for 2020. Information regarding the 2020 long-term incentive awards is included under the heading “Annual Long-Term Incentive Compensation.”

Executive Compensation Peer Group	The Compensation Committee updated the compensation peer group for purposes of fiscal 2020 compensation decisions to ensure it continues to provide an appropriate benchmark for competitive pay analyses. Additional information regarding the 2020 compensation peer group and how we use peer company data in our compensation-setting process is below under the heading “Competitive Pay Positioning and Peer Group Analyses.”
Amendments to Employment Agreements with Named Executive Officers
In connection with entering into that certain Agreement and Plan of Merger, dated December 20, 2020, by and among HMS, Gainwell Acquisition Corp. (“Gainwell”), Mustang MergerCo Inc. and Gainwell Intermediate Holding Corp. (the "Merger Agreement"), in December 2020, the Board approved entering into an amendment to the employment agreement with Mr. Lucia (the “CEO Amendment”) and an amendment to the employment agreements with each of our other named executive officers (collectively, the “EVP Amendments”). Under the CEO Amendment, the term of Mr. Lucia’s employment agreement was extended through February 28, 2024. The EVP Amendments amend the severance payable under the employment agreements under certain circumstances. Additionally, under the CEO Amendment and the EVP Amendments, Mr. Lucia and the other named executive officers will receive HMS-provided financial and tax services for the one-year period following a qualified termination of employment within 24 months following a change in control of HMS. Additional information regarding the employment agreements with each of the named executive officers, as amended, is included under the heading “Executive Employment Agreements.”

Compensation Arrangements Relating to the Merger
In connection with the Merger Agreement, in December 2020 the Board approved certain compensatory arrangements with the named executive officers that provide for certain payments in connection with the closing of the Merger (as such term is defined in the Merger Agreement) that are in addition to the payments our named executive officers would be entitled to receive in the absence of the Merger upon a termination or change in control. Additional information regarding these arrangements is included under the heading "Severance and Change-in-Control Benefits" in this CD&A and under the heading “Merger-Related Compensation" below. In addition, the executive compensation plans and agreements with each of our named executive officers that are based on or otherwise relate to the Merger, and the amounts payable pursuant to such plans and agreements, are described in the definitive proxy statement filed by the Company with the SEC on February 22, 2021 in connection with the Merger.

KEY COMPENSATION PRACTICES AND GOVERNANCE FEATURES
Our executive compensation program reflects a number of best practices used by the Compensation Committee and the Board.

What We Do	What We Don’t Do
Pay-for-Performance. Payment of a significant amount of our executives’ total direct compensation is contingent upon satisfaction of certain pre-determined financial and non-financial objectives.
Annual Say-on-Pay Votes. We have annual say-on-pay votes.
Independent Compensation Consultant. The Compensation Committee retains a compensation consultant that is independent from management to provide advice to the Committee on executive and director compensation, as well as other compensation and benefits matters.
Robust Stock Ownership Guidelines. Our CEO is required to hold five times his base salary in our common stock and all other executive officers are required to hold two times their base salary in our common stock, aligning the executive officer’s interests with those of our shareholders and mitigating the risk of focusing only on short-term goals.
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
No Excessive Perquisites. We offer limited executive perquisites in order to attract and retain top executive talent and to maintain competitiveness.

Shareholder Outreach Regarding Executive Compensation
We regularly engage with our shareholders on the executive compensation program through our annual shareholder outreach. In recent years, our shareholders generally have expressed positive feedback related to our executive compensation program, and their views were shared with the Compensation Committee and the Board. We believe that shareholder engagement is fundamental to maintaining strong compensation and governance practices and we highly value the variety of perspectives of our shareholders, which strengthen our understanding of their interests. As our shareholders’ views and market practices on executive compensation evolve, the Compensation Committee will continue to evaluate and, if needed, make changes to our executive compensation program, ensuring that the program continues to reflect our pay-for-performance compensation philosophy and objectives. Shareholders are invited to communicate with us at any time throughout the year.
Shareholders who wish to communicate with a director should address their correspondence to such director in care of the Corporate Secretary at the address specified on our website at http://investor.hms.com/corporate-governance/contact-the-board. The Board has instructed the Corporate Secretary to review and determine whether to forward all such correspondence in her discretion. Generally, correspondence will not be forwarded if it is deemed to be irrelevant to or inconsistent with HMS’s operations or policies, or of a commercial nature.

2020 Say-on-Pay Vote
At our 2020 annual meeting of shareholders, we held an annual advisory vote to approve named executive officer compensation, commonly known as “Say-on-Pay.” Our shareholders approved the 2020 Say-on-Pay proposal, with approximately 97% of the votes cast voted in favor of our executive compensation program. Approximately 98% of the votes cast voted in favor of the Say-on-Pay proposal in the prior year. The Compensation Committee believes that this strong support of our executive compensation program is a result of our shareholder outreach and the changes we made to our executive compensation program over the past few years. The Compensation Committee will continue to consider the outcome of HMS’s say-on-pay votes when making future compensation decisions for executive officers.
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
Our executive compensation program is a critical management tool in achieving these objectives. “Pay-for-performance” is the underlying philosophy for our executive compensation program. The program is designed and administered to:
▪reward performance that drives the achievement of our short and long-term goals;
▪align the interests of our senior executives with the interests of our shareholders, thus rewarding individual and team achievements that contribute to the attainment of our business goals;
▪attract, develop, motivate and retain high-performing senior executives by providing a balance of total compensation opportunities, including salary and short and long-term incentives that are competitive with similarly situated companies and reflective of our performance; and
▪motivate our senior executives to pursue objectives that create long-term shareholder value and discourage behavior that could lead to excessive risk, by balancing our fixed and at-risk pay (both short and long-term incentives) and choosing multiple financial metrics for our short and long-term incentives.
PAY-FOR-PERFORMANCE
We design our compensation programs to make a meaningful amount of target total direct compensation (salary, plus target annual incentive compensation, plus target annual long-term incentive compensation) dependent on the achievement of performance objectives.
In the chart that follows, we compare the aggregate target total direct compensation for our CEO for the last three fiscal years to the aggregate compensation for the last three fiscal years that had been earned or that may be considered realizable (based on the methodology described below) as of December 31, 2020. The chart illustrates that our annual and long-term incentive programs over the past three fiscal years have been designed to make a meaningful amount of our CEO’s target total direct compensation dependent on the achievement of corporate performance objectives and increasing shareholder return. This has resulted in realizable compensation over the three-year period that is higher than the aggregate target level compensation, which is reflective of the alignment with shareholder value creation over the same period. Our cumulative total shareholder return (“TSR”), or change in our share price, for the three years ended December 31, 2020 was 116.8%.

(1)    “Target Level Compensation” equals the sum of (i) annual base salary in effect on December 31 of each of the last three fiscal years, (ii) the target value of short-term cash incentive awards for each of the last three fiscal years and (iii) stock awards and option awards granted in each of the last three fiscal years valued at the grant date fair value, the same value at which such awards are required to be reflected in the Summary Compensation Table included in this Amendment, under applicable SEC regulations. Target Level Compensation does not include amounts under All Other Compensation in the Summary Compensation Table or amounts payable in connection with the Merger.
(2)    “Realizable Compensation” equals the sum of (i) annual base salary in effect on December 31 of each of the last three fiscal years, (ii) actual short-term cash incentive awards earned in each of the last three fiscal years, as reflected in the Summary Compensation Table included in this Amendment, (iii) the value as of their vesting date of any portion of stock awards granted in each of the last three fiscal years that vested prior to December 31, 2020, (iv) an assumed realizable value for any portion of stock awards granted in each of the last three fiscal years that remained unvested on December 31, 2020, based on the closing market price per share of our common stock on December 31, 2020, of $36.75 per share and (v) the intrinsic value of option awards granted during fiscal 2018 and 2020 based on the difference between the option exercise prices of $19.48 per share and $27.34 per share, respectively, and the closing market price per share of our common stock on December 31, 2020 of $36.75 per share. For purposes of this chart, the intrinsic value of the option award granted during 2019 is zero because the award has an exercise price per share that is greater than the closing market price per share of our common stock on December 30, 2020. The value that may be realized by our CEO on such stock awards and option awards in the future, if any, will depend on the extent to which the stock awards and option awards vest, the market price of our common stock on the vesting date for stock awards and the extent to which there is appreciation in the market price of our common stock over the respective exercise price per share of stock options at the time such options are exercised.
How We Determine Executive Compensation
ROLE OF SHAREHOLDERS
As discussed above under "Shareholder Outreach Regarding Executive Compensation," in 2020 we reached out to a number of our largest institutional shareholders to solicit their points of view on topics of interest to them, including executive compensation matters. We are committed to continuing our engagement with our shareholders from time to time on matters of executive compensation and corporate governance. As our shareholders’ views and market practices on executive compensation evolve, the Compensation Committee will continue to evaluate and, if needed, make changes to our executive compensation program, ensuring that the program continues to reflect our pay-for-performance compensation philosophy and objectives.
ROLE OF MANAGEMENT
Our CEO, together with our Chief Financial Officer and head of Human Resources, develop recommendations regarding the design of our executive compensation program. In addition, they are involved in setting the financial and strategic objectives that, subject to the approval of the Board and the Compensation Committee, are used as the performance measures for the short and long-term incentive plans. Both the CEO and the Chief Financial Officer provide the Compensation Committee with information relevant to determining the achievement of financial and non-financial performance objectives and related funding levels under our short-term cash incentive plan. Also, as part of its review process in determining executive compensation, the Compensation Committee receives from our CEO an assessment of each other executive officer’s performance and compensation recommendations for such officer, including base salary and short and long-term incentives.
ROLE OF THE COMPENSATION COMMITTEE
Our executive compensation program is administered by the Compensation Committee, which is composed entirely of independent directors. The Compensation Committee is responsible for designing our executive compensation program, including each element of the program, and determining and approving total executive remuneration. Generally, each year the Compensation Committee reviews a competitive analysis and assessment of the compensation provided to executive officers and approves executive compensation based on this review, as well as an evaluation of recommendations presented by our CEO with respect to the other executive officers and the advice of FW Cook. Our CEO does not participate in the Compensation Committee’s deliberations or decisions with regard to his own compensation, and the Compensation Committee’s decisions with respect to our CEO’s compensation are reviewed and approved by the independent members of the Board as a group.
ROLE OF THE INDEPENDENT COMPENSATION CONSULTANT
The Compensation Committee is authorized to engage its own independent advisors to assist in carrying out its responsibilities. The Compensation Committee has retained FW Cook as its independent compensation consultant. Representatives of FW Cook regularly attend Compensation Committee meetings and communicate with the Chair of the Compensation Committee outside of meetings. FW Cook reports directly to the Compensation Committee and the Compensation Committee oversees the fees paid for its services. FW Cook provides the Compensation Committee with independent and objective guidance on a variety of matters related to our executive and director compensation programs and general compensation and benefits matters. In addition, FW Cook provides objective guidance regarding management’s executive compensation recommendations, with the instruction that FW Cook is to advise the Compensation Committee independent of management and to provide such advice for the benefit of HMS and its shareholders. FW Cook does not provide any consulting services to HMS beyond its role as a consultant to the Compensation Committee. The Compensation Committee conducts an assessment of the independence of its compensation consultant annually, pursuant to SEC rules and, following its most recent assessment in February 2021, concluded that no conflict of interest exists that would prevent FW Cook from serving as an independent consultant to the Compensation Committee.
During fiscal 2020, FW Cook provided the following services to the Compensation Committee:
▪assisted in the review, design and development of all elements of the 2020 executive and director compensation programs;

▪consulted on executive compensation target levels and payouts;
▪consulted on the composition of the peer group and provided competitive benchmarking analyses based on the peer group and third-party surveys;
▪evaluated management’s compensation recommendations and proposals;
▪reviewed and provided advice on the design of the 2020 short-term and long-term incentive programs;
▪reviewed agendas for and participated in the Compensation Committee meetings held in 2020;
▪provided updates regarding evolving regulatory requirements, proxy advisor policies, emerging trends and best practices in executive compensation, as well as emerging COVID-19-related compensation practices;
▪provided advice related to the 2020 Say-on-Pay vote;
▪assisted in the design and development of certain compensatory arrangements for our executives and other key employees in connection with the Merger Agreement; and
▪reviewed and provided advice on HMS’s executive compensation-related disclosures.
COMPETITIVE PAY POSITIONING AND PEER GROUP ANALYSES
The Compensation Committee believes that competitive pay positioning is a key factor in helping to achieve our executive compensation program objectives. As part of our annual pay-setting process, the Compensation Committee uses benchmarking data from a custom peer group and data from third-party technology surveys to evaluate each executive officer’s target compensation levels compared to similarly situated executives.
Our peer group companies are selected by the Compensation Committee based generally on their similarity to us in size, financial profile and scope of operations, as well as potential to compete for executive talent. Given the limited number of direct competitors within a similar size range of HMS and the desire to maintain a robust group of peers for pay comparisons, the Compensation Committee considers peer companies from a number of sources, including third party peers and broader technology companies within a similar size band of HMS. The Compensation Committee’s general practice is to select companies that position HMS at approximately the peer group median across these metrics. The Compensation Committee reviews the peer group annually with guidance from FW Cook and may make modifications from time to time to ensure that it continues to provide an appropriate benchmark for competitive pay analyses.
In January 2020, the Compensation Committee, with guidance from FW Cook, reviewed the peer group and determined to make modifications to the constituent companies for 2020, in part to account for the removal of athenahealth due to its acquisition in February 2019. The resulting peer group consists of the 15 companies listed below, grouped by sub-industry (the “2020 Peer Group”). At that time, based upon available information, our revenue was at the 22nd percentile of the 2020 Peer Group, our net income from continuing operations before extraordinary items was at the 89th percentile of the 2020 Peer Group, our market capitalization was at the 38th percentile of the 2020 Peer Group (calculated as of December 31, 2019), and our EBITDA was at the 67th percentile of the 2020 Peer Group.

2020 Peer Group Companies(1)
Heath Care Technology	Application Software	Data Processing and Outsourced Services
Allscripts Healthcare Solutions, Inc. Computer Programs & Systems, Inc. Evolent Health Inovalon Holdings Medidata Solutions, Inc.(2) NextGen Healthcare(3) Omnicell, Inc.	Blackbaud, Inc. Bottomline Technologies (de), Inc. Guidewire Software RealPage, Inc. Tyler Technologies, Inc.	ExlService Holdings, Inc. MAXIMUS, Inc. WEX Inc.
(1)    Reflects the removal of athenahealth due to acquisition by Veritas Capital in February 2019; the removal of HealthStream, Inc. because it was no longer similar to us in size; and the addition of Evolent Health, Guidewire Software and Inovalon Holdings based on their relative similarity in size compared to HMS, their use of common peers with HMS or use of HMS as a peer, and with respect to Evolent Health and Guidewire Software, their business fit with HMS.
(2)    Acquired by Dassault Systèmes in 2019; retained in peer group given availability of 2018 proxy pay data. Market cap and TSR data considered in the peer group analysis reflect the acquisition price.
(3)    Formerly Quality Systems, Inc. (changed corporate name in 2018).

During the first quarter of 2020, with guidance from FW Cook, the Compensation Committee evaluated the competitiveness of target compensation levels for our executive officers relative to the compensation of similarly situated executives in the 2020 Peer Group and the technology industry based on data from a third-party survey. The Committee also reviewed an analysis of aggregate costs and the dilutive implications associated with our long-term incentive program.
The Compensation Committee does not target the level of total direct compensation (or any specific element of compensation) for our executive officers to a specific percentile of our peer group. Instead, the Compensation Committee exercises its discretion in setting target compensation levels annually based on a variety of factors to achieve our compensation objectives:
▪each executive’s competitive pay positioning relative to similarly situated executives among our peer companies;
▪each executive’s scope of responsibilities, individual performance and expected contributions going forward;
▪each executive's tenure;
▪relative internal pay levels;
▪recommendations by the CEO for the other executive officers; and
▪prior year target and actual compensation levels.
2020 Executive Compensation Program
The elements of our executive compensation program for 2020 (excluding compensation related to the Merger) are summarized in the table below, and all of the elements of the program are described further below.

Element	Type	Objective
Annual Base Salary	Fixed cash compensation for performing day-to-day responsibilities	Helps attract and retain executive talent and recognizes skills, experience, knowledge and responsibilities; balances performance-based compensation risk
Annual Short-Term Incentive Compensation
Performance-based cash compensation awards based on the achievement of annual financial goals and strategic objectives
Performance measures for plan funding:
25% Revenue
25% Adjusted EBITDA
25% Adjusted EPS
25% Strategic
Promotes and rewards short-term corporate performance based on achievement of both financial and non-financial objectives and provides incentive for individual and business unit performance
Annual Long-Term Incentive Compensation	Restricted stock units (time-based) Premium-priced nonqualified stock options (performance-based component) (115% of grant date stock price) Performance measure: Increased shareholder value	Provides alignment with shareholders by building executive stock ownership and tying compensation to the creation of shareholder value; helps retain executive talent
Limited Executive Perquisites	Executive disability income insurance Executive financial consulting services Preventative health program benefits	Maintains competitiveness in the market among our peer companies for both retention and recruitment purposes; optimizes physical health
Other Elements of Compensation	Broad-based benefits available to all employees Severance, and change-in-control benefits	Attractive benefits package attracts and retains talent Supports executive retention and encourages executive independence and objectivity in considering a potential change in control transaction
COMPENSATION MIX
The Compensation Committee does not have a formal or informal policy or target for allocating target total direct compensation between short-term and long-term compensation, fixed and variable compensation, cash and non-cash compensation, or among the different forms of non-cash compensation. In allocating compensation between the different forms of compensation, the Compensation Committee, with guidance from FW Cook, determines what it believes in its business judgment is the appropriate level with respect to each element of total direct compensation (annual base salary plus target annual and long-term incentive compensation) to achieve the objectives of our executive compensation program. The allocation of the primary elements of compensation for 2020 at target levels for both our CEO and the average of our other named executive officers is shown below.

2020 Compensation Mix

CEO Target Pay Mix
Base Salary
11.2%
Target Annual
Cash Incentive
11.2%
LTI / Restricted
Stock Units
38.8%
LTI / Premium-Priced
Stock Options
38.8%
88.8%
Average NEO(1) Target Pay Mix
Base Salary
22.3%
Target Annual
Cash Incentive
15.4%
LTI / Restricted
Stock Units
31.2%
LTI / Premium-Priced
Stock Options
31.2%
77.7%
Variable Compensation

(1) Includes named exacutive officers other than the CEO.

ANNUAL BASE SALARY
Base salary is used to recognize the experience, skills, knowledge and responsibilities of our employees, including our named executive officers, and to provide a competitive level of fixed compensation to balance performance-based risks. The key factors in determining base salary are individual and Company performance, job responsibilities, the competitive rate among our peers for positions of like responsibility and internal pay equity among our employees with similar responsibilities and tenure. As noted above, the Compensation Committee does not target the amount of base salary or other components of compensation for our executive officers to a specific percentile of our peer group, but rather considers the peer group analysis together with a variety of other factors in determining compensation.
The Compensation Committee reviews base salaries annually and, if appropriate, makes adjustments to reflect market levels after taking into account individual responsibilities, performance and experience, the recommendations of the CEO and the benchmarking data provided by FW Cook. The Compensation Committee also reviews salaries on an interim basis as it determines appropriate based on significant changes in an executive’s scope of responsibilities. In February 2020, following its annual review of the executive compensation program and competitive pay analysis, the Compensation Committee determined not to adjust the annual base salaries of our named executive officers. Prior to its annual review, in January 2020, the Committee increased Ms. Perrin’s annual base salary from $425,000 to $500,000 in connection with her promotion to the position of Executive Vice President, Chief Growth Officer with an expanded scope of responsibility for markets. In November 2020, based on the recommendation of the CEO, the Committee considered internal pay equity among our senior executives with a similar level and scope of responsibility and increased Ms. Perrin’s annual base salary from $500,000 to $550,000. The table below shows the annual base salaries of our named executive officers at year end 2019 and year end 2020.

Named Executive Officer	2019 Year End Salary ($)	Change (%)	2020 Year End Salary ($)
Mr. Lucia	725,000	0.0	725,000
Mr. Sherman	550,000	0.0	550,000
Mr. O’Gara	425,000	0.0	425,000
Ms. Perrin (1)	425,000	29.4	550,000
Mr. Williams	550,000	0.0	550,000
(1)    Ms. Perrin received annual base salary increases from $425,000 to $500,000, effective as of January 13, 2020, and from $500,000 to $550,000, effective as of November 2, 2020.
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
Each of our named executive officers was eligible to participate in the 2020 STIP. The target incentive opportunity for each of the named executive officers under the 2020 STIP, as approved by the Compensation Committee, is shown in the table below, expressed as a percentage of base salary. The target incentive opportunities were determined based upon a number of factors, including salary levels, job responsibilities and the appropriate targeted level of short-term incentive opportunity for each named executive officer.

Named Executive Officer	Target Incentive Opportunity (as a % of base salary)
Mr. Lucia	100%
Mr. Sherman	75%
Mr. O’Gara	65%
Ms. Perrin	65%
Mr. Williams	75%

Bonus payouts under the 2020 STIP were subject to the achievement of predetermined performance goals based on the following metrics and relative weights:

We chose revenue, adjusted EBITDA and adjusted EPS as financial metrics under the 2020 STIP because we believe each is a strong indicator of our overall financial performance, a key indicator used by industry analysts to evaluate our operating performance and motivates our executives to drive company growth and profitability. Adjusted EBITDA and adjusted EPS are non-GAAP financial measures that are reported to our shareholders in press releases, financial presentations and annual reports, and provide useful information to the Company's management, investors, and other interested parties about the Company's operating performance because they allow them to understand and compare the Company's operating results during the current periods to the prior year periods in a more consistent manner. In addition, when viewed with GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, these non-GAAP financial measures provide a more complete understanding of the results of operations and trends affecting the Company’s business. Consistent with 2019, the Committee determined that payout of 50% of the bonus pool should be based on performance against earnings targets in order to drive profitability and long-term shareholder value. Pursuant to the terms of the 2020 STIP, the Compensation Committee may adjust these measures to exclude the impact of extraordinary and other items or events that affect our financial results during the year.

We define adjusted EBITDA, which is a non-GAAP measure, as earnings before interest, income taxes, depreciation and amortization, stock-based compensation expense, and certain transaction and integration costs.
We define adjusted EPS, which is a non-GAAP measure, as diluted earnings per share adjusted for stock-based compensation expense, certain transaction and integration costs, amortization of acquisition related software and intangible assets and for the related taxes.

We also chose to include strategic objectives under the 2020 STIP, some of which include measures based on financial performance, which are designed to enhance profitability and create long-term shareholder value.
Financial Performance Targets. Performance targets for the financial metrics are established based on the annual financial plan approved by the Board during the first quarter of the year and are intended to be challenging. We take a bottom up approach to our annual budgeting process and carefully evaluate all aspects of our expected financial performance. For 2020, the performance targets for revenue, adjusted EBITDA and adjusted EPS were set higher than our actual performance level for 2019 under the 2019 short-term incentive plan, based on a number of factors, including expectations of overall revenue growth and margin improvement in 2020 driven by implementations, pipeline revenue, yield improvement, and advisory services opportunities. The 2020 performance targets and actual results under the 2020 STIP are shown below under “Results Under the 2020 Short-Term Incentive Plan”.
A threshold level of performance against each of the financial performance targets is required in order for the respective portion of the plan to be funded. If the threshold level is met, the actual payout amount is calculated based on the performance curves below. The funding curves for adjusted EBITDA and adjusted EPS align with market practice and provide for increasing payout opportunity for increasing levels of above-target performance, balanced by a lower payout opportunity for a threshold level of performance. To ensure a minimum amount of earnings is achieved before bonuses are paid and to align the plan design with shareholder interests, the Committee determined that if either the adjusted EBITDA or adjusted EPS results for fiscal 2020 did not meet the minimum threshold for funding under the 2020 STIP, the Committee could use negative discretion to reduce the entire bonus plan funding from the calculated amount.

	Adjusted EBITDA and Adjusted EPS		Revenue
Performance Targets	% of Target Achieved	% Funding of Plan	% of Target Achieved	% Funding of Plan
Threshold	85%	33%	90%	50%
Target	100%	100%	100%	100%
Maximum	122.5%	200%	120%	200%

Strategic Objectives. The Compensation Committee established the following strategic objectives under the 2020 STIP, comprising 25% of the total bonus pool funding, along with specific, unweighted measures by which to determine the results: (i) expand product offerings; (ii) enter new markets for diversification and growth; (iii) enhance technology infrastructure and analytics; (iv) advance sales and brand strategy; and (v) sustain a culture of compliance and ethics, performance, innovation and inclusion. In furtherance of our commitment to operate responsibly and sustainably and based on input from our largest shareholders, the Compensation Committee determined to add an ESG component to the 2020 STIP through its use of corporate diversity, inclusion and environmental stewardship as potential measures for the achievement of the fifth strategic objective. The level of achievement of the strategic objectives is determined by the Compensation Committee in its sole discretion and limited to 200% of target.
Results Under the 2020 Short-Term Incentive Plan
The financial results under the 2020 STIP compared to 2019 for the performance metrics used in determining payouts under our 2020 STIP are shown below. These results may differ from the results reported above and in our financial statements for the applicable years for the comparable GAAP and non-GAAP measures, as the results under the 2020 STIP and 2019 STIP may be adjusted to exclude the impact of extraordinary and other items or events that affected our financial results, as described in the footnotes to the table below. The Compensation Committee did not make any adjustments to the results under the 2020 STIP.
The Compensation Committee evaluated performance against the predetermined strategic objectives, including the achievements listed below, among others, and determined strategic performance to be 126.4% of target.
▪Organically expanded the solutions available to existing and new market segments, despite the COVID-19 pandemic through the deployment of (i) new and differentiated Payment Integrity solutions, including but not limited to Genetic Testing Audits, Pharmacy Benefit Management (PBM) Reviews, Episode of Care Pre-pay Audits, and ER Billing, Telehealth and Maternity Reviews, among others, and (ii) new COVID-19 engagement solutions;
▪Extended the scope of our COB solutions to adjacent verticals including Medicare Advantage and at-risk providers and expanded internationally, as we began execution of our go-to-market strategy in Australia, leveraging our strategic partnership with the DHCRC, and advancing our relationship with MedAdvisor, a medication adherence company;
▪Mobilized over 3,100 employees to fully remote working model due to the COVID-19 pandemic; achieved all-time record high employee engagement scores despite the socially distanced and virtual working environment; and

▪Launched a robust Diversity & Inclusion agenda, including forming the HMS Diversity & Inclusion Council, hosting unconscious bias training for all leaders, aligning volunteer and charitable activities and creating Employee Resource Groups.
The calculated funding level under the 2020 STIP is set forth below.
(Dollar amounts shown in millions, except EPS)

Measure	Results under 2019 STIP		Pre-Established Performance Targets under 2020 STIP			Results under 2020 STIP	Percent Achieve- ment	Weight- ing	Weighted Funding Result(1)
			Threshold	Target	Maximum
Revenue	$624.7	(2)	$645.8	$717.5	$861.0	$673.3	93.8%	25%	17.3%
Adjusted EBITDA	$171.4	(3)	$162.7	$191.4	$234.3	$184.3	96.3%	25%	20.9%
Adjusted EPS	$1.18	(4)	$1.08	$1.27	$1.55	$1.33	104.7%	25%	30.3%
Strategic Objectives	110%		—	100%	200%	126.4%	126.4%	25%	31.6%
					Total Funding Percentage				100.0%
(1)    Based on performance curves shown under the heading “Performance Targets” and rounded.
(2)    Excludes certain revenue from acquired business operations of approximately $1.7M.
(3)    Excludes (i) the net impact of certain revenue and expense from acquired business operations of approximately $0.6M and (ii) the gain on sale of our InstaMed investment of $7.7M.
(4)    Excludes (i) $0.01 per diluted share related to certain revenue and expense from acquired business operations, (ii) $0.06 per diluted share related to the gain on sale of our InstaMed investment and (iii) $0.07 per diluted share associated with certain discrete tax benefits recorded in the first quarter.
2020 Bonus Payouts
Bonus payouts for 2020 reflect the Company’s overall target-level achievement of pre-established financial and strategic objectives for fiscal 2020 under the 2020 STIP.
Each of the named executive officers’ short-term incentive awards for 2020 were determined by applying the formula set forth below, which, as provided under the 2020 STIP, includes the Committee’s ability to use discretion to modify the calculated payout based on business unit and individual performance.

Base Salary	x	Target Incentive Opportunity	x	2020 STIP funding percentage of 100.0% based on achievement of: ▪ 25% Adjusted EBITDA Target ▪ 25% Adjusted EPS Target ▪ 25% Revenue Target ▪ 25% Strategic Objectives	=	Cash Incentive Award (may be modified based on business unit and individual performance)
The Compensation Committee considered the CEO’s recommendations regarding individual bonus amounts for the named executive officers (other than himself) based on both corporate performance (as determined by the level of achievement under the 2020 STIP) and the officers’ business unit and individual performance. In particular, the Compensation Committee considered (i) PHM business unit performance for 2020 in determining the bonus amount for Mr. O’Gara and (ii) the named executive officers’ individual contributions to overall corporate and strategic performance in 2020 in determining bonus amounts for Ms. Perrin, Mr. Sherman and Mr. Williams. Mr. Lucia’s bonus amount is determined solely based on corporate performance under the 2020 STIP. All of the independent members of the Board as a group approved and ratified the Compensation Committee’s decision with respect to the CEO’s bonus amount. The table below compares target bonus amounts to actual bonus amounts paid to the named executive officers under the 2020 STIP.

Named Executive Officer	2020 Target Bonus ($)	Actual Percentage of 2020 Target Bonus Paid (%)	Actual 2020 Bonus ($)
Mr. Lucia	725,000	100.0	725,000
Mr. Sherman	412,500	101.0	416,625
Mr. O’Gara	276,250	82.0	226,525
Ms. Perrin (1)	330,417	110.0	363,458
Mr. Williams	412,500	101.0	416,625
(1)    Ms. Perrin’s target bonus amount is calculated based on 65% of her annual base salary in effect from time to time during 2020. Additional information regarding Ms. Perrin’s 2020 annual base salary is included above under the heading “Annual Base Salary”.
Other Considerations
The 2020 STIP operates as a sub-plan under our Annual Incentive Compensation Plan as amended and restated (the “AIP”), which was adopted by the Board and approved by our shareholders. Each of the named executive officers was a participant in the AIP for 2020 and was eligible to receive a maximum bonus award of $5,000,000 for the 2020 performance period, subject to the Compensation Committee’s authority to use negative discretion, if the predetermined objective goal for the fiscal year was met. This limit is in addition to the limit on performance-based cash awards under our 2019 Omnibus Incentive Plan (“2019 Omnibus Plan”). EBITDA was selected as the performance metric under the AIP for fiscal 2020 because it is one of the primary metrics used to measure our operating performance and although it is a non-GAAP financial measure, its components are calculated based on generally accepted accounting principles (GAAP). EBITDA is defined as income before interest, income taxes, depreciation and amortization. The Compensation Committee establishes an initial performance requirement under the AIP, pursuant to which an executive may earn the initial right to receive the maximum bonus under the AIP. The performance requirement for fiscal 2020 was established at $50 million in EBITDA. The 2020 STIP then establishes a second performance requirement, consisting of the performance goals and objectives described above. The potentially achievable incentive compensation under this second performance requirement is less than or equal to the maximum possible bonus specified in the AIP which was approved by the shareholders.

ANNUAL LONG-TERM INCENTIVE COMPENSATION
We believe that equity awards provide our named executive officers with a strong link to our long-term performance in order to create an ownership culture and help to align their interests with those of our shareholders. Our annual long-term incentive awards are granted pursuant to our 2019 Omnibus Incentive Plan ("2019 Omnibus Plan"). The 2019 Omnibus Plan, which is administered by the Compensation Committee, is intended to furnish a material incentive to employees by making available to them the benefits of a larger common stock ownership in HMS through stock options and other awards. The Board and the Compensation Committee believe that these increased incentives align compensation with the achievement of our long-term financial goal of creating shareholder value and our strategic objectives as measured over multi-year periods, as well as assist in the retention of employees.
2020 Annual Long-Term Incentive Compensation Decisions
In consideration of the views expressed by our shareholders and our Say-on-Pay results in recent years, the Compensation Committee continued granting 50% of the total annual long-term incentive award value in 2020 to our named executive officers in premium-priced stock options having an exercise price of 115% of the closing price on the date of grant and 50% in restricted stock units. We believe that the mix of performance-based and non-performance-based long-term incentives is appropriate because it represents a balanced approach that reinforces our emphasis on pay-for-performance while retaining, incentivizing and compensating named executive officers for achievement of long-term goals intended to increase shareholder value.

Premium-Priced Stock Options
Premium-priced stock options strongly support our objective of ensuring that pay is aligned with increasing shareholder value and encouraging stock ownership, while also fostering executive retention. We set the exercise price of the stock options at 115% of the closing price of our common stock on the Nasdaq Global Select Market on the day of the grant. Accordingly, a stock option is intended to provide a return to the executive only if the market price of our common stock appreciates significantly from the exercise price of the stock option and the executive remains employed during the vesting period. To foster retention and long-term performance, premium-priced stock options generally vest in one-third increments on the first, second and third anniversaries of the date of grant, subject to continued employment with the Company, and have a ten-year term.

Restricted Stock Units
Restricted stock units support the goal of retaining our named executive officers and further align the interests of our executives with shareholders by increasing their stock ownership. Restricted stock units will provide a return to the executive only if the executive remains employed during the vesting period. The value of restricted stock unit awards increases or decreases as the market price of our common stock increases or decreases, further supporting our objective of ensuring that pay is aligned with changes in shareholder value. In addition, restricted stock units generally are perceived as more valuable than stock options during periods of stock price volatility. The restricted stock units generally vest in one-third increments on the first, second and third anniversaries of the date of grant, subject to continued employment with the Company.

The 2020 annual long-term incentive awards for the named executive officers were determined based upon the Compensation Committee’s subjective evaluation of the factors set forth below and guidance from FW Cook:
▪competitive positioning among our peer group companies;
▪corporate performance for the prior year, including strong financial performance and execution on a number of strategic initiatives for 2019;
▪our total shareholder return for the one-year period ended December 31, 2019 of 5.2% (for the CEO’s evaluation);
▪recommendations of the CEO, based on individual performance, expected contributions going forward and appropriateness of the grant depending upon the scope and level of responsibility (for executives other than the CEO);
▪perceived retention value of the award;
▪comparative share ownership and outstanding equity awards of HMS executives;
▪awards granted to each executive in prior years; and
▪potential wealth creation.
Based on these factors, the Compensation Committee increased the long-term incentive target levels for Messrs. Lucia and Sherman and Ms. Perrin compared to their respective 2019 long-term incentive targets. All of the independent directors as a group approved and ratified the 2020 annual long-term incentive award for the CEO. The following long-term incentive awards were granted to our named executive officers, effective February 27, 2020:

Named Executive Officer	Value of Premium-Priced Options Granted ($)	Number of Premium-Priced Options Granted(1)(2) (#)	Value of Restricted Stock Units Granted ($)	Number of Restricted Stock Units Granted(1)(2) (#)
Mr. Lucia	2,500,000	280,899	2,500,000	105,175
Mr. Sherman	1,000,000	112,360	1,000,000	42,070
Mr. O’Gara	550,000	61,798	550,000	23,138
Ms. Perrin	550,000	61,798	550,000	23,138
Mr. Williams	800,000	89,888	800,000	33,656
(1)    See “Grants of Plan Based Awards For the Year Ended December 31, 2020” below for a description of the vesting and other terms of the premium-priced option and restricted stock unit awards.
(2)    The options have an exercise price of $27.34 per share.

LIMITED EXECUTIVE PERQUISITES
In order to enhance our ability to recruit and retain highly qualified executive talent, we offer Guaranteed Standard Issue, or individual disability income insurance, to employees earning more than $300,000 in annualized base salary, and financial counseling services to the CEO and any officers who report directly to the CEO. In addition, we also offer preventative health program benefits to our CEO and executives who report directly to the CEO. The Compensation Committee believes these benefits are reasonable and comparable to benefits offered by companies of a similar size to ours and better enable us to maintain competitiveness by providing high-performing executives with benefits that will facilitate strong, focused performance, while optimizing physical health. The cost of these perquisites constitutes a small percentage of each executive’s total compensation. Each of the named executive officers is eligible to receive these benefits. Ms. Perrin and Mr. Williams opted not to receive financial counseling services during 2020, and Messrs. O’Gara and Sherman opted not to complete the preventative health program during 2020, as reflected in the Fiscal 2020 All Other Compensation Table.
OTHER ELEMENTS OF COMPENSATION
Benefits and Other Compensation
We maintain broad-based benefits that are provided to all employees, including health and dental insurance, life and disability insurance and a 401(k) plan. Our named executive officers are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees.
Severance and Change-in-Control Benefits
To enable us to offer competitive total compensation packages to our senior executives, as well as to ensure the ongoing retention of these individuals when considering transactions that may create uncertainty as to their future employment with us, the Compensation Committee has approved standardized terms of employment of our senior executives, which included providing consistent separation and change-in-control protection. In December 2020, the Board approved, and the named executive officers entered into, an amendment to their respective employment agreements modifying certain severance and change-in-control benefits. We have provided information about Mr. Lucia’s employment agreement and our agreements with the other named executive officers and the benefits provided to Mr. Lucia and the other named executive officers under their respective agreements, as amended, along with estimates of the value of such benefits under various circumstances, under the heading “Potential Payments Upon Termination of Employment or Change in Control” below.

Based on information provided by FW Cook, the Compensation Committee believes that the protection afforded by the terms of employment described below provides a level of benefits that are estimated to be within a reasonable range of market practice with respect to comparable positions. We believe that the benefits provided under these agreements are consistent with our objective of attracting and retaining highly qualified executives and provide reasonable assurance so that our senior executives are not distracted from their duties during the uncertainty that may accompany a possible change in control and as well as encourage executive independence and objectivity in considering any such transaction. Except as described below, the agreements and equity plans provide a "double trigger" for the payment of benefits upon a change in control, so that vesting occurs only if a qualifying termination event occurs in connection with the change in control (except with respect to equity awards not assumed by the acquiring entity). The Compensation Committee generally believes that a “double trigger” is more appropriate than a “single trigger” for standard compensation arrangements because a double trigger prevents the unnecessary payment of benefits to an executive officer in the event that the change in control does not result in a qualifying termination event with respect to the executive's employment, subject to exceptions for awards that may be approved in connection with a specific negotiated transaction and with respect to equity awards not assumed by the acquiring entity.
In connection with our entry into the Merger Agreement, in December 2020 the Board approved certain compensatory arrangements with the named executive officers that provide for certain payments in connection with the closing of the Merger that are in addition to the payments our named executive officers would be entitled to receive in the absence of the Merger upon a termination or change in control.
On December 20, 2020, in connection with our entry into the Merger Agreement, the Board approved transaction bonus awards for each of our current executive officers, including our named executive officers. The transaction bonuses are each evidenced by a letter agreement, which provides that the executive will be entitled to receive the transaction bonus in a single lump sum within 30 days following the Effective Time (as defined in the Merger Agreement) (“Effective Time”), subject to the executive's continued employment through the Effective Time, or upon an earlier termination of the executive's employment without cause or for good reason.

Named Executive Officer	Transaction Bonus ($)
Mr. Lucia	1,275,000
Mr. Sherman	550,000
Mr. O’Gara	212,500
Ms. Perrin	550,000
Mr. Williams	550,000
The Board approved the foregoing transaction bonuses in recognition of the extraordinary efforts of the named executive officers in negotiating the Merger Agreement and to provide an additional retention component through the Effective Time.
The Board also adopted the HMS Holdings Corp. Retention Bonus Plan (the "Retention Plan"), effective as of December 20, 2020, and approved retention bonuses under the Retention Plan for certain key employees, including our named executive officers. Each of our current executive officers, except for Mr. Lucia, was granted a retention bonus equal to 75% of his or her annual base salary. Pursuant to the terms of the Retention Plan, each retention bonus will vest in full on the 90-day anniversary of the Closing Date (as defined in the Merger Agreement), subject to the executive's continued employment with HMS through such date. If the executive's employment is terminated without cause or for good reason after the Closing Date but prior to the 90-day anniversary of the Closing Date, the executive will be entitled to receive the retention bonus, subject to his or her timely execution and non-revocation of a release.

Named Executive Officer	Retention Bonus ($)
Mr. Sherman	412,500
Mr. O’Gara	318,750
Ms. Perrin	412,500
Mr. Williams	412,500
The Board approved the foregoing retention bonuses in order to incentivize the named executive officers to continue employment with HMS through the consummation of the Merger to ensure that the closing occurs and a smooth transition of the business.
Other Pay Policies and Practices
EQUITY AWARD GRANT PRACTICES
Annual equity awards to eligible employees, including the named executive officers, are generally considered by the Compensation Committee at its regularly scheduled meeting held in the first quarter of each year. At this meeting, the Compensation Committee meets with management and FW Cook to discuss and consider annual long-term incentive awards and to approve individual award amounts and terms for the executive officers and other employees subject to Section 16 of the Exchange Act. The grant date for equity awards to employees is established as the third business day after the date of filing of HMS’s next Form 10-K or 10-Q with the SEC, whichever is sooner.
The Compensation Committee also approves off-cycle initial equity grants to attract and retain key new hires. Generally, the equity mix for new hire awards is consistent with the equity mix for annual long-term incentive awards, which is predetermined based on management level. If the Company is in a blackout period when an individual is hired, then the grant date is established as the third business day after the date of filing of the Company’s next Form 10-K or 10-Q with the SEC, whichever is sooner. If the Company is not in a blackout period when an individual is hired, then the grant date is (x) the date of the newly hired employee’s commencement of employment with the Company or any subsidiary of the Company to the extent the new hire award is approved by the CEO on or before such date or (y) such later date not in a blackout period as the CEO approves the new hire award. Equity grants to new hires are subject to service-based vesting over four years. The Compensation Committee has delegated authority to the CEO to grant new hire awards, subject to certain limitations, on terms pre-established by the Compensation Committee to employees who are not subject to Section 16 of the Exchange Act. Grants approved by the CEO pursuant to this delegation are reviewed at the Compensation Committee’s next regularly scheduled meeting.
STOCK OWNERSHIP GUIDELINES FOR EXECUTIVE OFFICERS
The Board has established significant stock ownership guidelines for our executive officers to encourage them to own and hold a meaningful equity stake in HMS in order to further align their interests and actions with the interests of HMS and its shareholders. The guidelines for executive officers are based on a multiple of the executive’s base salary.

Title	Value of Shares Required to be Owned
CEO	5 X Annual Base Salary
Other Executive Officers	2 X Annual Base Salary
For purposes of satisfying these guidelines, an executive officer’s shares owned outright, directly or indirectly, and restricted stock and restricted stock units, whether or not vested, are counted in determining the executive’s stock ownership. Each executive is required to meet his or her respective ownership guideline within five years after election (or promotion to a covered position), or in the case of executives in office at the time the guidelines were adopted, within five years of the date of adoption. To mitigate the impact of stock price fluctuation, the number of shares required to be held by each executive to satisfy the guidelines is determined every three years based on each executive’s annual base salary in effect, and their respective stock ownership multiple, on the determination date and the average closing price of the Company's common stock for the month immediately preceding the determination date. The latest determination date was December 1, 2019, and the number of shares required to be held remains fixed through December 1, 2022. The Compensation Committee monitors compliance with these guidelines on an annual basis.
The following graph summarizes the stock ownership of each of our named executive officers as of December 1, 2020, as a multiple of base salary in effect as of December 1, 2019, based on the average closing price of our common stock for the month of November 2019, of $28.47 per share, pursuant to our Stock Ownership Guidelines.

Stock Ownership as of December 1, 2020

Mr. Lucia
5X
33.6X
Mr. Sherman
2X
11.4X
Mr. O'Gara
2X
3.5X
Ms. Perrin(2)
2X
1.9X
Mr. Williams
2X
4.4X
Required
Actual(1)

(1) Rounded down to the nearest multiple

(2) Ms. Perrin first became subject to the Stock Ownership Guidelines on February 15, 2019, and has until February 15, 2024 to meet the ownership guidelines.

PROHIBITION ON HEDGING AND PLEDGING
Our Insider Trading Policy prohibits our employees (including officers) and directors and certain of their respective family members and controlled entities from, among many other actions, purchasing our securities on margin, borrowing against our securities held in a margin account, pledging our securities as collateral for a loan and entering into hedging and derivative transactions with respect to our securities. The anti-hedging provisions restrict·(i) short sales of Company securities, (ii) purchases or sales of puts, calls or other derivative securities based on the Company’s securities; and (iii) transactions involving financial instruments (including prepaid variable forward contracts, equity swaps, collars, exchange funds, or similar transactions) that are designed to hedge or offset any decrease in the market value of the Company securities by transferring to another, in whole or in part, the economic benefits or risks of ownership of Company securities.
CLAWBACK POLICY
The Board has adopted a clawback policy that covers each of our current and former executive officers and applies to all forms of executive incentive compensation. Our clawback policy provides that the Board (or a Board committee) is authorized to recover from any current or former executive officer any bonus, incentive compensation or equity-based compensation gains resulting from certain misconduct occurring after January 1, 2015 that causes a restatement of our financial statements. The Board is required to review all circumstances and actions causing such restatement and to take action as it deems appropriate. We are monitoring this policy to ensure that it is consistent with applicable laws, and to the extent that the SEC adopts rules for clawback policies, we will revise our policy to reflect any necessary changes.

Compensation Committee Report
The Compensation Committee of the Board of HMS Holdings Corp. has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s 2021 Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
By the Compensation Committee of the Board of Directors of HMS Holdings Corp.
Craig R. Callen, Chair
Robert Becker
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

Compensation Tables
Summary Compensation Table
The following table sets forth the cash and non-cash compensation awarded to or earned by our named executive officers for the fiscal years ended December 31, 2020, 2019 and 2018.

Name and Principal Position	Year	Salary(1) ($)	Bonus(2) ($)	Stock Awards(3) ($)	Option Awards(4) ($)	Non-Equity Incentive Plan Compen- sation(5) ($)	All Other Compen- sation(6) ($)	Total Compen- sation ($)
William C. Lucia	2020	725,000	—	2,500,000	2,500,000	725,000	36,852	6,486,852
Chairman, President	2019	720,192	—	2,000,000	2,000,000	725,000	33,042	5,478,234
and CEO	2018	700,000	—	1,500,000	1,500,000	1,071,000	34,482	4,805,482
Jeffrey S. Sherman	2020	550,000	—	1,000,000	1,000,000	416,625	33,024	2,999,649
EVP, Chief Financial	2019	546,240	—	900,000	900,000	412,500	32,918	2,791,658
Officer and Treasurer	2018	527,479	—	800,000	800,000	608,691	31,714	2,767,884
Emmet W. O’Gara	2020	425,000	—	550,000	550,000	226,525	30,990	1,782,515
Group President, Population	2019	420,192	—	550,000	550,000	276,250	21,511	1,817,954
Health Management	2018	383,077	50,000	400,000	400,000	397,800	17,022	1,647,899
Maria E. Perrin(7)	2020	504,808	—	550,000	550,000	363,458	23,001	1,991,266
EVP, Chief Growth Officer	2019	—	—	—	—	—	—	—
	2018	—	—	—	—	—	—	—
Douglas M. Williams Jr.	2020	550,000	—	800,000	800,000	416,625	22,946	2,589,572
EVP, Chief Operating	2019	543,269	—	800,000	800,000	412,500	19,628	2,575,398
Officer	2018	512,115	—	550,000	550,000	512,168	10,069	2,134,352

(1)    The amounts in this column consist of base salary earned for the fiscal year.
(2)    The amount in this column consists of a sign-on bonus paid in 2018, pursuant to the terms of Mr. O’Gara’s employment agreement.

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
(4)    The amounts in this column represent the aggregate grant date fair value of the stock option awards computed in accordance with FASB guidance on stock-based compensation. The relevant assumptions made in the valuations for the 2020, 2019 and 2018 stock option awards may be found in (i) Notes 1 and 12 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, (ii) Notes 1 and 12 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and (iii) Notes 1 and 13 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, respectively. The grant date fair value of stock options is determined based on the number of options awarded and the fair value of the stock option on the grant date. The fair value of each option grant with only service-based conditions is estimated using the Black-Scholes pricing model. The fair value of each option grant with market and service-based conditions is estimated using a Monte Carlo simulation model.
(5)    The amounts in this column consist of amounts earned pursuant to the short-term (cash) incentive plan for the fiscal year reported, which are paid in the following fiscal year.
(6)    The table below shows the components of “All Other Compensation” for the named executive officers for 2020.
(7)    Ms. Perrin was not a named executive officer in 2018 or 2019; therefore, no information is provided for these years.

Fiscal 2020 All Other Compensation Table

Name	401(k) Savings Plan Employer Matching Contributions(1) ($)	Executive Disability Insurance(2) ($)	Financial Counseling(3) ($)	Preventative Health Program(4) ($)	Total All Other Compensation ($)
Mr. Lucia	12,825	3,748	16,675	3,604	36,852
Mr. Sherman	12,825	3,524	16,675	—	33,024
Mr. O’Gara	9,692	4,602	16,675	—	30,990
Ms. Perrin	12,825	5,397	—	4,758	23,001
Mr. Williams	12,825	3,744	—	6,377	22,946
(1)    These amounts represent Company matching contributions to our named executive officers in the Company’s 401(k) savings plan.
(2)    These amounts represent the premiums paid by the Company on behalf of our named executive officers for executive disability insurance.
(3)    These amounts represent the amounts paid on behalf of our named executive officers for financial counseling services.
(4)    These amounts represent the amounts paid on behalf of our named executive officers for preventative health program benefits received in 2020.

Grants of Plan-Based Awards for the Year Ended December 31, 2020
The following table provides information concerning each grant of an award made to our named executive officers in fiscal 2020 under our AIP, 2020 STIP and 2019 Omnibus Plan.

Name	Award Type	Grant Date	Compensa- tion Committee Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units(2) (#)	All Other Option Awards: Number of Securities Underlying Options(3) (#)	Exercise or Base Price of Options(4) ($/Sh)	Grant Date Fair Value of Stock and Option Awards(5) ($)
				Threshold ($)	Target ($)	Maximum ($)
Mr. Lucia	AIP/2020 STIP	—	—	210,250	725,000	5,000,000	—	—	—	—
	Stock Options (6)	2/27/2020	2/13/2020	—	—	—	—	280,899	27.34	2,500,000
	RSUs (6)	2/27/2020	2/13/2020	—	—	—	105,175	—	—	2,500,000
Mr. Sherman	AIP/2020 STIP	—	—	119,625	412,500	5,000,000	—	—	—	—
	Stock Options (6)	2/27/2020	2/13/2020	—	—	—	—	112,360	27.34	1,000,000
	RSUs (6)	2/27/2020	2/13/2020	—	—	—	42,070	—	—	1,000,000
Mr. O’Gara	AIP/2020 STIP	—	—	80,113	276,250	5,000,000	—	—	—	—
	Stock Options (6)	2/27/2020	2/13/2020	—	—	—	—	61,798	27.34	550,000
	RSUs (6)	2/27/2020	2/13/2020	—	—	—	23,138	—	—	550,000
Ms. Perrin	AIP/2020 STIP	—	—	95,821	330,417	5,000,000	—	—	—	—
	Stock Options (6)	2/27/2020	2/13/2020	—	—	—	—	61,798	27.34	550,000
	RSUs (6)	2/27/2020	2/13/2020	—	—	—	23,138	—	—	550,000
Mr. Williams	AIP/2020 STIP	—	—	119,625	412,500	5,000,000	—	—	—	—
	Stock Options (6)	2/27/2020	2/13/2020	—	—	—	—	89,888	27.34	800,000
	RSUs (6)	2/27/2020	2/13/2020	—	—	—	33,656	—	—	800,000
(1)    Amounts represent possible cash payouts for 2020 performance upon satisfaction of the pre-established performance conditions under the 2020 STIP and the AIP. The target amount shown is 100% of the individual’s target annual award opportunity. The maximum amount shown is the shareholder-approved maximum payout under the AIP. The amounts included in the “Threshold” column (i) reflect the threshold amounts payable for the financial performance metrics, which are weighted at 75% of the overall short-term incentive compensation program, (ii) do not reflect any payout for achievement of the strategic objectives metric because there is no formal threshold payout level for that metric and (iii) assume that no discretionary modifications are made based on business unit and individual performance. To ensure a minimum amount of earnings is achieved before bonuses are paid, the Compensation Committee determined that if either the adjusted EBITDA or adjusted EPS results for fiscal 2020 did not meet the minimum threshold for funding under the 2020 STIP, the Committee could use negative discretion to reduce the entire bonus plan funding from the calculated amount. Actual cash payouts for 2020, as determined by the Compensation Committee in the first quarter of 2021, are reflected in the Summary Compensation Table under the Non-Equity Incentive Plan Compensation column. The 2020 STIP and the AIP are described in the CD&A, under the heading “Annual Short-Term Incentive Compensation.” For 2020, the target award opportunity, expressed as a percentage of base salary, for each of Mr. Lucia, Mr. Sherman, Mr. O’Gara, and Mr. Williams was 100%, 75%, 65% and 75%, respectively. Ms. Perrin’s target award opportunity is calculated based on 65% of her annual base salary in effect from time to time during 2020. Additional information regarding Ms. Perrin’s 2020 annual base salary is included in the CD&A under the heading “Annual Base Salary”.
(2)    Amounts represent the restricted stock unit award made to each named executive officer in 2020 that is conditioned on continued service. These restricted stock unit awards are discussed in the CD&A under the heading “Annual Long-Term Incentive Compensation.”
(3)    Amounts represent the non-qualified stock option award made to each named executive officer in 2020 that is conditioned on continued service. These stock option awards are discussed in the CD&A under the heading “Annual Long-Term Incentive Compensation.”
(4)    Represents 115% of the closing price of our common stock on the date of grant.
(5)    Amounts in this column represent the grant date fair value of each stock option grant and each restricted stock unit grant computed in accordance with FASB guidance on stock-based compensation, and exclude the impact of estimated forfeitures related to service-based vesting conditions. The relevant assumptions made in the valuations may be found in Notes 1 and 12 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
(6)    The non-qualified stock options and restricted stock units generally vest in three equal annual installments beginning on the first anniversary of the date of grant, subject to continued employment with the Company. The non-qualified stock options are premium-priced stock options having an exercise price of 115% of the closing price on the date of grant and expire ten years after the date of grant.

Outstanding Equity Awards at December 31, 2020

			Option Awards				Stock Awards
Name	Grant Date	Award Type	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested(1) ($)
Mr. Lucia	06/09/17	Stock Options	194,049	—	19.04	06/09/27	—	—
	03/02/18	Stock Options	146,413	73,206(2)	19.48	03/02/28	—	—
	02/28/19	Stock Options	48,345	96,688(3)	39.63	02/28/29	—	—
	02/27/20	Stock Options	—	280,899(4)	27.34	02/27/30	—	—
	03/02/18	RSUs	—	—	—	—	29,516(2)	1,084,713
	02/28/19	RSUs	—	—	—	—	38,692(3)	1,421,931
	02/27/20	RSUs	—	—	—	—	105,175(4)	3,865,181
Mr. Sherman	06/09/17	Stock Options	109,961	—	19.04	06/09/27	—	—
	03/02/18	Stock Options	78,087	39,043(2)	19.48	03/02/28	—	—
	02/28/19	Stock Options	21,754	43 511(3)	39.63	02/28/29	—	—
	02/27/20	Stock Options	—	112 360(4)	27.34	02/27/30	—	—
	03/02/18	RSUs	—	—	—	—	15,742(2)	578,519
	02/28/19	RSUs	—	—	—	—	17,412(3)	639,891
	02/27/20	RSUs	—	—	—	—	42,070(4)	1,546,073
Mr. O’Gara	03/02/18	Stock Options	9,761	9,761(2)	19.48	03/02/28	—	—
	03/02/18	Stock Options	6,553	13,106(5)	16.94	03/02/28	—	—
	02/28/19	Stock Options	13,294	26 590(3)	39.63	02/28/29	—	—
	02/27/20	Stock Options	—	61,798(4)	27.34	02/27/30	—	—
	03/02/18	RSUs	—	—	—	—	3,936(2)	144,648
	03/02/18	RSUs	—	—	—	—	5,903(5)	216,935
	02/28/19	RSUs	—	—	—	—	10,641(3)	391,057
	02/27/20	RSUs	—	—	—	—	23,138(4)	850,322
Ms. Perrin	02/28/19	Stock Options	2,417	4,835(3)	39.63	02/28/29	—	—
	02/28/19	Stock Options	1,638	4,915(6)	34.46	02/28/29	—	—
	02/27/20	Stock Options	—	61,798(4)	27.34	02/27/30	—	—
	02/28/19	RSUs	—	—	—	—	1,935(3)	71,111
	02/28/19	RSUs	—	—	—	—	2,177(6)	80,005
	02/27/20	RSUs	—	—	—	—	23,138(4)	850,322
Mr. Williams	11/11/15	Stock Options	100,000	—	11.20	11/10/22	—	—
	03/02/16	Stock Options	91,575	—	13.94	03/03/23	—	—
	06/09/17	Stock Options	77,620	—	19.04	06/09/27	—	—
	03/02/18	Stock Options	53,684	26,843(2)	19.48	03/02/28	—	—
	02/28/19	Stock Options	19,338	38,675(3)	39.63	02/28/29	—	—
	02/27/20	Stock Options	—	89,888(4)	27.34	02/27/30	—	—
	03/02/18	RSUs	—	—	—	—	10,823(2)	397,745
	02/28/19	RSUs	—	—	—	—	15,477(3)	568,780
	02/27/20	RSUs	—	—	—	—	33,656(4)	1,236,858
(1)    The market value of shares or units of stock that have not vested is calculated by multiplying the closing market price per share of our common stock on December 31, 2020, of $36.75 per share by the number of shares or units of stock that have not vested.
(2)    Represents stock options and restricted stock units granted on March 2, 2018. The remaining one-third of these awards that were unexercisable or that had not vested as of December 31, 2020, vested on March 2, 2021.
(3)    Represents stock options and restricted stock units granted on February 28, 2019. Of the remaining two-thirds of these awards that were unexercisable or that had not vested as of December 31, 2020, one-third vested on February 28, 2021, and one-third are scheduled to vest on February 28, 2022.
(4)    Represents stock options and restricted stock units granted on February 27, 2020. One-third of these awards vested on February 27, 2021, and one-third are scheduled to vest on each of February 27, 2022 and February 27, 2023.
(5)    Represents stock options and restricted stock units granted on March 2, 2018. Of the remaining one-half of these awards that were unexercisable or that had not vested as of December 31, 2020, one-fourth vested on March 2, 2021 and one-fourth are scheduled to vest on March 2, 2022.

(6)    Represents stock options and restricted stock units granted on February 28, 2019. Of the remaining three-fourths of these awards that were unexercisable or that had not vested as of December 31, 2020, one-fourth vested on February 28, 2021, and one-fourth are scheduled to vest on each of February 28, 2022 and February 28, 2023.

Option Exercises and Stock Vested in 2020
The following table sets forth certain information regarding the stock options exercised and stock awards that vested for our named executive officers during the year ended December 31, 2020.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(2) ($)
Mr. Lucia	—	—	75,124	1,749,894
Mr. Sherman	—	—	39,329	916,161
Mr. O’Gara	—	—	12,207	287,351
Ms. Perrin	—	—	1,692	38,865
Mr. Williams	—	—	29,066	676,371
(1)    The value realized on the exercise of stock options is based on the difference between the exercise price of the options and the closing price of our common stock on the date of exercise.
(2)    The value realized on vesting represents the number of shares acquired on vesting multiplied by the closing price of our common stock on the applicable vesting date.

Potential Payments Upon Termination of Employment or Change in Control
The following information and table summarize the estimated compensation that would be payable to each of our named executive officers in the event of hypothetical termination of employment or a hypothetical change in control on December 31, 2020 (other than the Merger and agreements relating specifically to the Merger). For a description of compensation that would be payable in connection with the Merger, see the discussion below under "Merger-Related Compensation".
The compensation payable in the event of such a hypothetical termination of employment or a hypothetical change in control is payable pursuant to (i) the terms of the employment agreement with each of our named executive officers, and (ii) the terms of our equity incentive plans and related award agreements. Regardless of the manner in which the named executive officer’s employment terminates, each executive is generally entitled to receive earned, unpaid salary and accrued but unused paid time off through the date of termination under his or her employment agreement. Under the employment agreement with the CEO, the CEO is also entitled to receive any earned, unpaid bonus for the calendar year preceding the calendar year in which his employment ends unless such termination is for Cause. The definitions of “Cause,” “Change in Control,” “Disability,” and “Good Reason” appear at the end of the next section under the heading “Key Definitions.”
In addition to the compensation discussed above, the following table reflects the compensation and benefits that would have been paid to the named executive officers had their employment terminated on December 31, 2020 under the hypothetical termination scenarios shown below, and assumes a closing price of our common stock as of December 31, 2020 ($36.75). The table also assumes that each named executive officer executes a separation agreement and general release, as required under the terms of their employment agreements, and complies with certain restrictive covenants and confidentiality provisions contained in their employment agreements and Restrictive Covenants Agreements (as defined and described under the heading “Restrictive Covenants Agreements”). The table does not include (i) any amounts due for unused paid time off for 2020, (ii) the value of immediately exercisable stock options at the date of termination (where vesting was not accelerated as a result of the termination) or (ii) any amounts payable to the named executive officers under compensatory arrangements that are based on or otherwise relate to the Merger. Due to a number of factors that may affect the availability, nature and amount of compensation upon termination, any actual amounts paid or distributed to named executive officers may be different from the amounts provided in this section. In addition, in connection with any actual termination or change in control situation, we may determine to enter into agreements or establish arrangements that alter the terms below. The table should be read in conjunction with the narrative description of the potential payments upon a termination or change in control set forth in this section.

Named Executive Officer and Type of Payment	Termination without Cause or Resignation for Good Reason(1) ($)	Termination without Cause or Resignation for Good Reason following a Change in Control(2) ($)	Disability(3) ($)	Death(4) ($)	Retirement(5) ($)	Retirement following a Change in Control ($)
Mr. Lucia
Cash severance(6)	2,900,000	2,900,000	2,900,000	—	—	—
Health insurance(13)	17,355	17,355	17,355	—	—	—
Financial and tax services(14)	—	16,700	16,700	—	—	—
RSUs(7)(9)(11)	6,371,825	6,371,825	6,371,825	6,371,825	5,083,444	6,371,825
Stock Options(8)(10)(11)(12)	3,908,718	3,908,718	3,908,718	3,908,718	3,027,210	3,027,210
Total	14,472,898			10,280,543	8,110,654	9,399,035
Mr. Sherman
Cash severance(6)	1,443,750	1,443,750	—	—	—	—
Health insurance(13)	30,125	30,125	—	—	—	—
Financial and tax services(14)	—	16,700	—	—	—	—
RSUs(7)(9)	—	2,764,482	2,764,482	2,764,482	—	—
Stock Options(8)(10)	—	1,732,047	1,732,047	1,732,047	—	—
Total	2,023,875		4,496,529	4,496,529	—	—
Mr. O’Gara
Cash severance(6)	1,051,875	1,051,875	—	—	—	—
Health insurance(13)	31,465	31,465	—	—	—	—
Financial and tax services(14)	—	16,700	—	—	—	—
RSUs(7)(9)	—	1,602,962	1,602,962	1,602,962	—	—
Stock Options(8)(10)	—	1,009,990	1,009,990	1,009,990	—	—
Total	1,295,840		2,612,951	2,612,951	—	—
Ms. Perrin
Cash severance(6)	1,361,250	1,361,250	—	—	—	—
Health insurance(13)	35,261	35,261	—	—	—	—
Financial and tax services(14)	—	16,700	—	—	—	—
RSUs(7)(9)	—	1,001,438	1,001,438	1,001,438	—	—
Stock Options(8)(10)	—	593,053	593,053	593,053	—	—
Total	1,946,511		1,594,490	1,594,490	—	—
Mr. Williams
Cash severance(6)	1,443,750	1,443,750	—	—	—	—
Health insurance(13)	19,210	19,210	—	—	—	—
Financial and tax services(14)	—	16,700	—	—	—	—
RSUs(7)(9)	—	2,203,383	2,203,383	2,203,383	1,520,413	2,203,383
Stock Options(8)(10)(12)	—	1,309,802	1,309,802	1,309,802	1,027,716	1,027,716
Total	2,012,960		3,513,185	3,513,185	2,548,129	3,231,099
(1)    Except for the amounts reported for Mr. Lucia in the rows entitled “RSUs” and “Stock Options”, the amounts in this column represent the amounts payable to the named executive officer in the event he or she were terminated without Cause or resigned for Good Reason, pursuant to the terms of his or her employment agreement, as described below.

(2)    The amounts in this column represent the amounts payable to the named executive officer in the event he or she were terminated without Cause or resigned for Good Reason within a specified period after a Change of Control under his or her employment agreement and equity award agreements, as described below. In addition, as described below, if Mr. Lucia were terminated without Cause or resigned for Good Reason within six months prior to a Change in Control, Mr. Lucia would receive a lump sum cash payment equal to the excess of the amount he would have received for any equity awards outstanding or deemed to be outstanding, or canceled or forfeited, as a result of termination or Change in Control, over the amount he actually received. Since the employment agreements of named executive officers and the equity awards have double-trigger Change in Control provisions (except with respect to equity awards not assumed by the acquiring entity), the table assumes that both a Change in Control and a subsequent termination of employment has occurred.
(3)    In the event the employment of Messrs. O’Gara, Sherman or Williams, or Ms. Perrin were terminated due to the executive’s Disability, all outstanding restricted stock unit awards would immediately vest and all option awards would become vested and fully exercisable pursuant to the terms of his or her award agreements. A termination of Mr. Lucia’s employment due to Disability would be treated as a termination without Cause pursuant to his employment agreement.
(4)    The amounts in this column represent the estimated market value of the named executive officer’s (i) unvested restricted stock units as of December 31, 2020, and (ii) outstanding stock options, which are not then exercisable as of December 31, 2020, that would have vested as of December 31, 2020 under his or her equity award agreements if his or her employment were terminated upon death, as described below.
(5)    The amounts in this column represent the estimated market value of the named executive officer’s (i) unvested restricted stock units as of December 31, 2020, and (ii) outstanding stock options, which are not then exercisable as of December 31, 2020, that would continue to vest pursuant to the terms of his equity award agreements if his employment were terminated upon Retirement, as described below. Messrs. Lucia and Williams each qualified for Retirement as of December 31, 2020.
(6)    The amounts reported represent the cash severance that each named executive officer would be entitled to receive under his or her employment agreement in the applicable termination scenarios in the table and, for Mr. Lucia, assumes the bonus component is calculated based on his target bonus.
(7)    For each named executive officer, the estimated market value of the unvested restricted stock units is calculated based on the aggregate number of his or her accelerated restricted stock units multiplied by the closing market price per share of our common stock on December 31, 2020, of $36.75 per share.
(8)    For each named executive officer, the estimated market value of outstanding stock options is calculated based on the difference between the aggregate exercise price of all of his or her in-the-money options that would accelerate or continue vesting, as applicable, and the aggregate market value of the underlying shares as of December 31, 2020, based on the closing market price per share of our common stock on December 31, 2020, of $36.75 per share.
(9)    Except for the amounts reported in the columns entitled “Termination Without Cause or Resignation for Good Reason” and “Retirement”, the amounts reported represent the estimated market value of unvested restricted stock units as of December 31, 2020, that would have vested as of December 31, 2020 under the termination scenarios in the table, pursuant to the terms of his or her equity award agreements.
(10)    Except for the amounts reported in the columns entitled “Termination Without Cause or Resignation for Good Reason”, “Retirement” and “Retirement following a Change in Control”, the amounts reported represent the estimated market value of outstanding stock options, which are not then exercisable as of December 31, 2020, that would have become exercisable as of December 31, 2020 under the termination scenarios in the table, pursuant to the terms of his or her equity award agreements.
(11)    The amount reported for Mr. Lucia in the column entitled “Termination Without Cause or Resignation for Good Reason” represents the estimated market value of his (i) unvested restricted stock units as of December 31, 2020, and (ii) outstanding stock options, which are not then exercisable as of December 31, 2020, which would continue to vest under these termination scenarios pursuant to the terms of his employment agreement.
(12)    The amounts reported for Mr. Lucia and Mr. Williams in the column entitled “Retirement following a Change in Control” represent the estimated market value of the outstanding stock options, which are not then exercisable as of December 31, 2020, that would continue to vest pursuant to the terms of his equity award agreements if his employment were terminated upon Retirement within 24 months after a Change in Control, as described below. Since the employment agreements of named executive officers and the equity award agreements have double-trigger Change in Control provisions, the table assumes that both a Change in Control and a subsequent Retirement has occurred.
(13)    The amounts reported represent the estimated value of the benefits the named executive officers would be entitled to receive under his or her employment agreement in the applicable termination scenarios in the table, calculated for Mr. Lucia based on the estimated cost of continued health coverage for 24 months, and for Messrs. O’Gara, Sherman and Williams and Ms. Perrin based on the difference between his or her respective estimated monthly COBRA coverage continuation premium and his or her then-monthly employee contribution. The amount reported for Mr. Lucia assumes he has not become eligible for health coverage from another employer prior to the expiration of 24 months after his termination of employment.

(14)    The amounts reported represent the estimated cost of financial and tax services that the named executive officer would be entitled to receive under his or her employment agreement. Since the employment agreements of named executive officers have a double-trigger Change in Control provision, the table assumes that both a Change in Control and a subsequent termination of employment has occurred.

Executive Employment Agreements
EMPLOYMENT AGREEMENT WITH MR. LUCIA
HMS and Mr. Lucia entered into the fourth amendment to his executive employment agreement, effective December 20, 2020, extending the term of his agreement to February 28, 2024. Under his employment agreement, Mr. Lucia is entitled to a minimum annual base salary of $650,000, subject to increase from time to time by the Board or the Compensation Committee, and a targeted annual short-term (cash) incentive award opportunity of 100% of his base salary. If we terminate Mr. Lucia’s employment without Cause, in connection with a Change in Control or otherwise, or if his employment ceases because of his disability or if he terminates his employment with Good Reason, then provided that Mr. Lucia executes and does not revoke a separation agreement and release, and complies with his Restrictive Covenants Agreement, (i) he will be entitled to receive cash severance in an amount equal to (a) 24 times his monthly base salary paid ratably in equal installments over a 24 month period (unless his termination/resignation is in connection with a Change in Control, in which case the payment will be in a single lump sum), and (b) twice his bonus component that will vary depending upon whether the bonus for the year of termination is intended to be “performance-based” compensation and performance is satisfied, in which case it will be paid when bonuses are paid to our other senior executive officers, or whether the bonus is under a different program, in which case it will be his target bonus and will be paid on the same schedule as (a) above (unless his termination/resignation is in connection with a Change in Control, in which case the payment will be in a single lump sum), (ii) he will be entitled to receive Company-provided financial and tax services for a one-year period, (iii) he will be entitled to continued health coverage for 24 months or until he becomes eligible for health coverage from another employer, whichever is earlier, and (iv) he will be treated as continuing in service for purposes of the vesting of any equity award until the earliest of: (x) the end of the Noncompetition Period (as defined in Mr. Lucia’s Restrictive Covenants Agreement), (y) the last of the applicable vesting dates under such awards, or (z) the termination or violation of the Restrictive Covenants Agreement.
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
EMPLOYMENT AGREEMENTS WITH OTHER NAMED EXECUTIVE OFFICERS
The employment agreements with Mr. O’Gara, Mr. Sherman, Ms. Perrin and Mr. Williams are at-will, subject to certain notice and/or severance provisions. These employment agreements set forth the annual base salary for each named executive officer as follows: (i) Mr. O’Gara at $400,000, (ii) Mr. Sherman at $530,450, (iii) Ms. Perrin at $425,000 and (iv) Mr. Williams at $515,000, subject to increase from time to time by the Board or the Compensation Committee. In addition, under the terms of these agreements, the named executive officers are eligible to receive bonus compensation from us in respect of each fiscal year (or portion thereof) during the term of their employment, in each case as may be determined by our Compensation Committee in its sole discretion on the basis of such performance-based or other criteria as it determines appropriate. The target bonus opportunity for each named executive officer other than the CEO for 2020, expressed as a percentage of annual base salary, was as follows: (i) Mr. O’Gara 65%, (ii) Ms. Perrin 65%, (iii) Mr. Sherman 75% and (iv) Mr. Williams 75%. Ms. Perrin’s target bonus opportunity for 2020 was calculated based on 65% of her annual base salary in effect from time to time during 2020. Additional information on Ms. Perrin’s 2020 base salary is included under the heading “Annual Base Salary” above.
In the event any of these named executive officers is terminated without Cause or resigns for Good Reason, or if such termination without Cause or resignation for Good Reason occurs within 24 months following a Change in Control, then provided that such named executive officer executes and does not revoke a separation agreement and release and complies with the Restrictive Covenants Agreement, the executive would be entitled to receive (i) cash severance in an amount equal to 1.5 times the sum of the executive’s annual base salary and target bonus opportunity for the year in which the termination occurs (paid ratably in equal installments over an 18 month period unless the termination occurs within 24 months following a Change in Control, in which case the cash severance is paid in a single lump sum payment), (ii) a lump sum amount equal to 18 times the difference between the monthly COBRA coverage premium for the same type of medical and dental coverage (single, family, or other) in which the executive is enrolled as of the date employment ends and his or her then-monthly employee contribution, which amount may be used for any purpose and (iii) Company-provided financial and tax services for a one-year period.
Restrictive Covenants Agreements
We also have entered into a Noncompetition, Nonsolicitation, Proprietary and Confidential Information and Developments Agreement (the “Restrictive Covenants Agreement”) with each of our named executive officers. Under the terms of the Restrictive Covenants Agreements, in Mr. Lucia’s case, for the 24 months following the termination of his employment for any reason, and in the case of the other named executive officers, for the 12 months following the termination of employment for any reason, the named executive officer is generally prohibited from (i) engaging or assisting others in engaging in any business or enterprise in the United States that competes with HMS’s business, products or services, (ii) soliciting or diverting, or attempting to solicit or divert, the business of any of HMS’s current or prospective clients, (iii) (a) soliciting, recruiting or inducing, or attempting to solicit, recruit or induce, any company employee or independent contractor to leave HMS’s service or (b) soliciting, recruiting, hiring or engaging as an employee or independent contractor, or attempting to solicit, recruit, hire or engage as an employee or independent contractor, any company employee or independent contractor, and (iv) disclosing or utilizing for the benefit of any entity other than HMS, any system or product development ideas discussed or explored, even if not implemented, during the named executive officer’s employment with HMS. The Restrictive Covenants Agreements also set forth certain obligations with respect to proprietary and confidential information and developments and inventions.
Equity Incentive Plans
All named executive officers participated in the Company’s equity plans in 2020.
With respect to stock awards and option awards under the Company's Fourth Amended and Restated 2006 Stock Plan, as amended (the "2006 Stock Plan"), the 2016 Omnibus Incentive Plan (the “2016 Omnibus Plan”), the 2019 Omnibus Plan and the related award agreements, such awards generally require that the named executive officer remain employed by the Company (or continue to serve on the Board if no longer employed by the Company) during the period designated by the Compensation Committee, subject to acceleration of vesting or continued vesting of equity awards in the termination scenarios described in the table under “Potential Payments Upon Termination of Employment or Change in Control.” If the named executive officer’s employment or Board membership ends before the designated period for any reason (other than upon death, Disability, Retirement, termination without Cause or resignation for Good Reason following a Change in Control, or as otherwise specified in the executive’s employment agreement), all unvested restricted stock units will be forfeited and all unexercisable portions of option awards will expire immediately. If we terminate the named executive officer’s employment or Board membership for Cause, all stock awards and option awards will immediately terminate without regard to whether such awards are vested or exercisable, respectively.

If the named executive officer’s employment is terminated as a result of death, all outstanding stock awards will immediately vest and all option awards will become vested and fully exercisable upon termination pursuant to the terms of the applicable award agreements. If the named executive officer’s employment is terminated as a result of Retirement (except with respect to a termination upon Retirement within 24 months after a Change in Control, in which case restricted stock units are treated as described below), the named executive officer will be treated as continuing in service for vesting purposes and the vested portion of options shall remain exercisable until the second anniversary of such executive’s Retirement, or until the last applicable vesting date or option expiration date under the applicable award agreement, whichever is sooner. Under the award agreements, “Retirement” means cessation of employment on or after attaining the age of 60 and having at least 5 years of continuous service with the Company.
Upon a Change in Control, and unless provided otherwise in the terms of an award agreement or employment agreement, awards granted under the 2006 Stock Plan, the 2016 Omnibus Plan and the 2019 Omnibus Plan vest on an accelerated basis only if a qualifying termination occurs during the 24-month period following the Change in Control. In this case, (i) restricted stock unit awards will immediately vest and become free of restrictions, (ii) outstanding option awards which are not then vested and exercisable will become immediately fully vested and exercisable and will remain exercisable for 12 months following the qualifying termination, but not beyond the option expiration date set forth in the applicable award agreement, and (iii) performance-based awards will be considered to be earned and payable in full, based on the applicable performance criteria or, if not determinable, at the target level, and any restriction will lapse and the performance based awards will be immediately settled or distributed. To the extent an award under the 2006 Stock Plan, the 2016 Omnibus Plan or the 2019 Omnibus Plan is not assumed or substituted in a Change in Control, accelerated vesting generally occurs immediately prior to the Change in Control and any performance-based award will be deemed fully earned at the target amount as of the date on which the Change in Control occurs.
Key Definitions
The capitalized terms used in the sections under the headings “Potential Payments Upon Termination of Employment or Change in Control,” “Equity Incentive Plans” and “Executive Employment Agreements” are defined as below. These definitions are subject to further limitations if necessary to conform to Section 409A of the Code.
“CAUSE”
▪Under the employment agreements for each of the named executive officers, “Cause” means: (i) fraud with respect to HMS or any of its subsidiaries and affiliates; (ii) material misrepresentation to any regulatory agency, governmental authority, outside or internal auditors, internal or external company counsel, or the Board concerning the operation or financial status of HMS or of any of its subsidiaries and affiliates; (iii) theft or embezzlement of assets of HMS or any of its subsidiaries or affiliates; (iv) conviction, or plea of guilty or nolo contendere to any felony (or to a felony charge reduced to a misdemeanor), or, with respect to the named executive officer’s employment, to any misdemeanor (other than a traffic violation); (v) material failure to follow HMS’s conduct and ethics policies that have been provided or made available to the named executive officer; (vi) a material breach of the named executive officer’s employment agreement or Restrictive Covenants Agreement; and/or (vii) continued failure to attempt in good faith to perform his/her duties as reasonably assigned by the Board, in Mr. Lucia’s case, or by his/her supervisor in the case of the other named executive officers. Certain of the foregoing definitions permit the named executive officer to attempt to cure the grounds for Cause prior to termination.
▪Under the 2006 Stock Plan and the related award agreements, “Cause” is equated with “gross misconduct,” and is determined by the Compensation Committee or our Board.
▪Under the related award agreements to the 2016 Omnibus Plan and the 2019 Omnibus Plan, “Gross Misconduct” is equated with “Cause” as defined in the employment agreements for the named executive officers. For participants that have not entered into employment agreements with HMS, “Gross Misconduct” means, for purposes of these awards, a conviction of any felony, or a misdemeanor with respect to the participant’s employment, or the entering of a plea guilty or nolo contendere to such charge, the embezzlement or theft of HMS property, or a violation of a restrictive covenants or similar agreement with HMS.
“CHANGE IN CONTROL”
▪Under the employment agreements and the terms of the 2006 Stock Plan, the 2016 Omnibus Plan and the 2019 Omnibus Plan, a “Change in Control” generally occurs, subject to specific exceptions, when:
–a person or group beneficially owns 50.01% or more of our outstanding shares of common stock or of the combined voting power of outstanding Company securities entitled to vote in the election of directors;
–there is a merger, consolidation, reorganization, recapitalization or share exchange involving HMS or a sale or other disposition of all or substantially all of HMS’s assets, unless, immediately after the transaction (i) all or substantially all of the beneficial owners of HMS’s outstanding common stock and outstanding voting securities prior to the transaction own, directly or indirectly, more than 50% of such securities after the transaction in substantially the same proportions as their initial ownership and (ii) no person beneficially owns 50.01%, or more of the outstanding shares of common stock or voting securities of the acquiring corporation (unless such ownership level existed prior to the transaction); or
–during any one year-period, the individuals who are the continuing directors (as determined under 2006 Stock Plan, the 2016 Omnibus Plan or the 2019 Omnibus Plan) cease for any reason to constitute a majority of the Board or the Board of a successor corporation.
“DISABILITY”
▪Under the employment agreements, “Disability” exists when the Company determines that based upon appropriate medical evidence, the named executive officer has become physically or mentally incapacitated so as to render such executive incapable of performing the executive’s usual and customary duties, with or without a reasonable accommodation, for at least 180 days, whether or not consecutive, during any 12-month period, or if the named executive officer is found to be disabled within the Company’s long-term disability insurance as then in effect.
▪Under the related award agreements to the 2006 Stock Plan, the 2016 Omnibus Plan and the 2019 Omnibus Plan, “Disability” means permanent and total disability as defined by Section 22(e)(3) of the Code.
“GOOD REASON”
▪Under the employment agreements, “Good Reason” means, the occurrence, without the named executive officer’s prior written consent, of any of the following events: (i) a material diminution in his/her authority, duties or responsibilities (in Mr. Lucia’s case, other than in connection with a portion of his authority, duties or responsibilities being assigned to or carried out by a President); (ii) a requirement that, in Mr. Lucia’s case, he report to an officer rather than to the Board, and in the case of the other named executive officers, that they report to a new supervisor who has materially diminished authority, duties or responsibilities in comparison to his/her previous supervisor; (iii) a material reduction in the named executive officer’s base salary or target bonus opportunity; (iv) HMS’s requiring, (a) in the case of Messrs. Lucia, Sherman and Williams and Ms. Perrin, that they perform their principal services in a geographic area more than 50 miles from HMS’s offices in Irving, Texas, or such other place at which they have agreed to provide such services, and (b) in the case of Mr. O’Gara, that he performs his principal services primarily in a geographic area more than 50 miles from HMS’s offices in Danvers, Massachusetts, or such other place of primary employment at which they have agreed to provide such services; or (v) a material breach by HMS of any material provision of the named executive officer’s employment agreement. Good Reason is also subject to certain timing restrictions and our ability to cure the proposed Good Reason.

Merger-Related Compensation
The compensation that would potentially be payable to the named executive officers in connection with the Merger is described in the Company's definitive proxy statement filed with the SEC on February 22, 2021 in connection with the Merger ("Definitive Proxy Statement"), including under the captions "The Merger - Interests of the Directors and Executive Officers of HMS in the Merger" and "The Merger Agreement—Employee Matters."
Pursuant to the terms of the Merger Agreement, if the Merger is consummated, each share of HMS common stock issued and outstanding immediately prior to the Effective Time of the Merger will be cancelled and extinguished and, subject to certain exceptions set forth in the Merger Agreement, automatically converted into and thereafter represent the right to receive $37.00 in cash (the "Merger Consideration").

Treatment of HMS Equity Awards in the Merger
Immediately prior to the Effective Time and as a result of the Merger, (a) each option to purchase shares of HMS common stock with a per share exercise price that is less than the Merger Consideration that is outstanding and unexercised immediately prior to the Effective Time, whether vested or unvested, will be cancelled and converted into the right to receive a cash payment equal to the product of the Merger Consideration, net of the applicable per share exercise price, and the aggregate number of shares of our common stock subject to the option, subject to applicable withholding taxes or other amounts required by applicable law to be withheld, (b) each option to purchase shares of our common stock with a per share exercise price that is equal to or greater than the Merger Consideration that is outstanding and unexercised immediately prior to the Effective Time, whether vested or unvested, will be cancelled for no consideration, (c) except as set forth in item (d) of this sentence, each award of restricted stock units and deferred stock units covering shares of our common stock that is outstanding immediately prior to the Effective Time will be cancelled and converted into the right to receive a cash payment equal to the product of the Merger Consideration and the aggregate number of shares subject to the award (with any performance-based goals deemed to be achieved at the "target" level of performance, and subject to applicable withholding taxes or other amounts required by applicable law to be withheld) and (d) each award of restricted stock units covering shares of our common stock that is granted or awarded after the signing date of the Merger Agreement and that is outstanding immediately prior to the Effective Time will be cancelled and converted into the right to receive a cash payment equal to the product obtained by multiplying (i) the product of the number of shares of our common stock underlying the award and a fraction, the numerator of which is the number of days completed from the date of grant until the Closing Date (as defined in the Merger Agreement) and the denominator of which is 1,095, and (ii) the Merger Consideration (subject to applicable withholding taxes or other amounts required by applicable law to be withheld).

Employment Agreement Provisions
As described above, each employment agreement with a named executive officer provides the executive with certain payments and benefits if the executive's employment is terminated by HMS or its affiliates without "Cause" or by the executive for "Good Reason," in either case, within 24 months following a "Change in Control" of HMS (as such terms are defined in the applicable agreement) (any such termination, a qualifying termination). The Merger will be treated as a "Change in Control" under such agreements.
Upon a qualifying termination, Mr. Lucia is entitled to receive the following payments and benefits:
▪Cash severance paid in a single lump sum payment in an amount equal to (i) 24 times his monthly base salary plus (ii) 2.0 times his annual target bonus for the year of termination;
▪Continued health coverage for 24 months or until he becomes eligible for health coverage from another employer, whichever is earlier; and

▪Company-provided financial and tax services for the one-year period following the effective date of the release.
Additionally, if Mr. Lucia's employment is terminated by HMS without Cause or by him for Good Reason within six months prior to a Change in Control, Mr. Lucia will receive a cash payment equal to the excess of the amount he would have received for any equity awards outstanding or deemed to be outstanding, or canceled or forfeited as a result of his termination or such Change in Control, if he were continuing in service as of the date of the Change in Control and terminated immediately thereafter over the amount actually received, paid in a single lump sum payment.
Upon a qualifying termination, Ms. Perrin and Messrs. O'Gara, Sherman and Williams is each entitled to receive the following payments and benefits:
▪Cash severance in an amount equal to 1.5 times the sum of the executive's annual base salary and target bonus opportunity for the year in which the termination occurs, paid in a single lump sum;
▪A lump sum amount equal to 18 times the difference between the executive's monthly COBRA coverage premium for the same type of medical and dental coverage in which the executive is enrolled as of the termination date and the executive's then-monthly employee contribution; and
▪Company-provided financial and tax services for the one-year period following the effective date of the release.
Transaction Bonuses
In December 2020, in connection with our entry into the Merger Agreement, the Board approved transaction success bonuses for certain key employees of HMS, including the named executive officers, as follows: (i) Mr. Lucia, in an amount equal to $1,275,000; (ii) Mr. Sherman, in an amount equal to $550,000; (iii) Mr. O’Gara, in an amount equal to $212,500; (iv) Ms. Perrin, in an amount equal to $550,000; and (v) Mr. Williams, in an amount equal to $550,000. The transaction success bonuses are evidenced by a letter agreement (the “Transaction Bonus Letter Agreement”), which provides that the executive will be entitled to receive the transaction success bonus, which will be paid in a single lump sum no later than 30 days following the Closing Date, subject to the executive’s continued employment with HMS through the Closing Date, or earlier termination without Cause or for Good Reason subject to the executive’s timely execution and non‑revocation of a general release of claims.
Under the Transaction Bonus Letter Agreements, “Cause” and “Good Reason” have the meanings provided in the executive’s employment agreement with the Company.
Retention Bonuses
The Board also adopted the Retention Plan, effective as of December 20, 2020, and approved retention bonuses under the Retention Plan for certain key employees, including our named executive officers. Each of our current executive officers, except for Mr. Lucia, was granted a retention bonus equal to 75% of his or her annual base salary. Pursuant to the terms of the Retention Plan, each retention bonus will vest in full on the 90-day anniversary of the Closing Date (as defined in the Merger Agreement), subject to the executive's continued employment with HMS through such date. If the executive's employment is terminated without Cause or for Good Reason after the Closing Date but prior to the 90-day anniversary of the Closing Date, the executive will be entitled to receive the retention bonus, subject to his or her timely execution and non-revocation of a release.
Under the Retention Plan, “Cause” and “Good Reason” have the meanings provided in the executive’s employment agreement with the Company.
Employee Benefits
The Merger Agreement requires Gainwell (or the surviving corporation) to provide certain compensation and benefits for a period of 18 months following the Effective Time for continuing HMS employees, and to take certain actions in respect of employee benefits provided to HMS's employees, including its named executive officers. A detailed description of these requirements is set forth under the caption "The Merger Agreement—Employee Matters" in the Definitive Proxy Statement.
The Merger Agreement provides that in the event the Closing Date occurs prior to the payment of bonuses under HMS's 2020 bonus program, Gainwell and its affiliates will cause each continuing employee to be paid such employee's 2020 annual bonus pursuant to the terms and conditions set forth in such program; provided, however, that in the event the Closing Date occurs on or prior to March 15, 2021, each continuing employee's bonus will be no less than such employee's 2020 target annual bonus. Such annual bonuses will be paid no later than March 15, 2021, subject to the continuing employee's continued employment through the payment date, except that a continuing employee will remain entitled to such employee's 2020 bonus if such employee is terminated without cause or resigns for good reason, in either event, prior to the payment date.
In addition, if requested by Gainwell in writing at least 10 business days prior to the Effective Time, HMS will authorize the full vesting of all benefits under and termination of its 401(k) plan, effective no later than the day immediately preceding the Closing Date. If HMS's 401(k) plan is terminated, Gainwell will maintain a tax-qualified defined contribution retirement plan for the benefit of continuing employees and will cause such plan to accept direct rollovers of the continuing employees' account balances (including loans).
Compensation-Related Risk
We regularly assess risks related to our compensation programs for all employees, including executive and non-executive officers and employees. In February 2021, HMS’s management and Compensation Committee, with the assistance of the Compensation Committee’s independent compensation consultant, FW Cook, conducted a comprehensive assessment of the risks associated with our compensation policies and practices as they relate to risk management practices and risk-taking incentives. The Compensation Committee took into consideration our current compensation structure and the possible risks and mitigation factors associated with each compensation element, including, among others, the mix of cash and equity, the balance of fixed compensation with short- and long-term incentives, the use of multi-year vesting periods for equity awards, the use of multiple performance metrics between our equity awards and short-term incentives, clawback provisions that apply to short- and long-term incentive awards, stock ownership guidelines for executive officers and a cap on bonus pool funding and individual payouts for all short-term incentive awards. Based on the results of this assessment, the Compensation Committee does not believe our compensation policies and practices for employees create risks that are reasonably likely to have a material adverse effect on our Company.
As discussed in more detail under the heading “Compensation Discussion and Analysis” above, the Compensation Committee reviews and approves executive compensation programs that focus on having the appropriate balance of features that mitigate compensation-related risk without diminishing the incentive nature of the compensation.
CEO Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Mr. Lucia, our CEO.
We estimate that for 2020, our last completed fiscal year:
▪the median of the annual total compensation of all employees of our Company (other than our CEO) was $72,379;

▪the annual total compensation of our CEO, as reported in the Summary Compensation Table included elsewhere in this Amendment, was $6,486,852; and
▪the ratio of the annual total compensation of Mr. Lucia, our Chief Executive Officer, to the median of the annual total compensation of all employees was 90 to 1.
To identify the median of the annual total compensation of all our employees in 2020, we compared the total gross wages, calculated as described below, for all individuals (other than the CEO) who were employed by us and our U.S. subsidiaries on December 27, 2020 because it enabled us to make such identification based on payroll records as reported to the Internal Revenue Service on Form W-2 for 2020. We included all active U.S. employees, including approximately 3,114 full-time, part-time and temporary employees. We excluded all of the employees in India on such date, or approximately 24 employees, constituting in the aggregate less than 5% of the total number of employees, as permitted by the SEC rules.
We used total gross wages, less certain immaterial adjustments, as a compensation measure because we believe it reasonably reflects the total annual compensation of our employees and can be consistently applied to all of our employees included in the calculation in an efficient and economical manner. For purposes of identifying the median employee, we annualized the base salaries of the permanent employees (full-time and part-time) who were employed by us on December 27, 2020 but did not work for us for the entire fiscal year. The resulting total gross wages calculated for all employees (other than the CEO) were sorted from high to low, and the median employee was identified.
Once we identified our median employee, we calculated annual total compensation for such employee for 2020 using the same methodology we use for our named executive officers as set forth in the Summary Compensation Table. With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2020 Summary Compensation Table included in this Amendment.

The pay ratio included in this information is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. SEC rules for identifying the median compensated employee and calculating the pay ratio allow companies to adopt a variety of methodologies and apply various assumptions. As a result, the pay ratio reported by other companies may not be comparable with the pay ratio that we have reported. A multitude of factors that could cause ratios to be less meaningful for company-to-company comparisons include the following, among others:
Differences in industry and business type;
Variations in the way companies organize their workforces to accomplish similar tasks;
Differences in the geographical distribution of employees;
Degree of vertical integration;
Reliance on contract and outsourced workers; and
Ownership structure.

Compensation Committee Interlocks and Insider Participation
None of the persons who served on the Compensation Committee during 2020 (Messrs. Becker and Callen and Ms. Tellez) were or are an officer or employee of HMS or had a related person transaction involving HMS requiring disclosure under Item 404 of Regulation S-K. During 2020, none of our executive officers (i) served as a member of the Board or compensation committee (or equivalent entity) of any other entity that had one or more of its executive officers serving as a member of our Compensation Committee or (ii) served as a member of the compensation committee (or equivalent entity) of any other entity that had one or more of its executive officers serving as a member of our Board.

DIRECTOR COMPENSATION
The Compensation Committee has the responsibility for recommending to the Board the form and amount of compensation for directors, which are subject to review and adjustment by the Board from time to time. Directors who are employed by HMS do not receive compensation for their service on the Board. Directors who are not our employees (non-employee directors) receive cash and equity-based compensation for their services as a director. All of our directors are reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board or its committees.
Standard Compensation for Non-Employee Directors
Our standard compensation arrangements for non-employee directors for fiscal 2020 are summarized in the table below. Other than the meeting fees, the amounts shown in the table below are per annum.

Type of Fee	Board/Committee	Amount ($)
Board Cash Retainer(1)	Board Member	70,000
Committee Chair Cash Retainer(1)(2)	Audit	22,500
	Compensation	20,000
	Compliance and Ethics	15,000
	Mergers and Acquisitions	20,000
	Nominating and Governance	15,000
Committee Member Cash Retainer(1)(3)	Audit	7,500
	Compensation	7,000
	Compliance and Ethics	5,000
	Mergers and Acquisitions	7,000
	Nominating and Governance	5,000
Additional Cash Retainer(1)	Lead Independent Director	25,000
Meeting Fees	Per meeting fee for Board meetings in excess of eight during fiscal year; does not include committee meetings	2,000
Board Equity Retainer(3)	Board Member	190,000
(1)    All cash retainer fees, unless deferred by a director pursuant to the Director Deferred Compensation Plan, are paid in quarterly installments in arrears. Cash retainer fees are pro-rated for partial periods of service.
(2)    Committee Chair cash retainers are paid in lieu of the respective committee member cash retainer.
(3)    The annual equity retainer to non-employee directors is in the form of a substantially equal number of non-qualified stock options and restricted stock units. Equity retainer fees are pro-rated for a partial year of service.

Equity-Based Compensation
Equity compensation provided to our non-employee directors consists of a substantially equal number of stock options and restricted stock units granted pursuant to the 2019 Omnibus Plan. Equity grants to our non-employee directors are effective on the date of the annual meeting of shareholders and vest in full on the earlier of (i) the first anniversary of the date of grant or (ii) the date of the next annual meeting of shareholders, provided that the non-employee director remains a member of our Board through the vesting date. Equity grants for new directors joining the Board are approved by the Compensation Committee at its next meeting following the director’s appointment or election, are effective three business days following the date of filing of our next quarterly report on Form 10-Q or annual report on

Form 10-K with the SEC, whichever is sooner, and are pro-rated for the director’s partial year of service. For information regarding the annual equity grant to non-employee directors in 2020, see “2020 Director Compensation” below.
Director Compensation Limits
Under the terms of the 2019 Omnibus Plan, the maximum number of shares subject to awards granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during the fiscal year, is limited to $500,000 in total value (calculating the value of any such awards based on the grant date fair value of such award for financial reporting purposes). The Compensation Committee may make exceptions to this limit for a non-executive chair of the Board or, in extraordinary circumstances, for other individual non-employee directors, as the Committee may determine in its discretion, provided that the non-employee director receiving such additional compensation may not participate in the decision to award such compensation.
Deferred Compensation
Each of our non-employee directors is eligible to participate in our Director Deferred Compensation Plan, under which the non-employee director may elect annually to defer payment of all or a portion of his or her cash retainer fees and annual restricted stock unit grants until the termination of his or her service as a member of the Board. The amount of any cash compensation deferred by a non-employee director is converted into a number of deferred stock units, determined based upon the closing price of our common stock on the Nasdaq Global Select Market on the date such fees would otherwise have been payable, and credited to a deferred compensation account maintained in his or her name. Any restricted stock units that are deferred by a non-employee director are credited to the non-employee director’s account in the form of deferred stock units on a share-for-share basis on the date such restricted stock units would otherwise have been payable. The account will be credited with additional deferred stock units on the payment date for any dividends declared on our common stock, calculated based on the closing price of our common stock on the payment date. On the tenth business day of January of the year following a director’s termination of service for any reason, the amounts accumulated in the deferred compensation account will be paid in a lump sum in shares of our common stock under the 2019 Omnibus Plan equal to the number of whole deferred stock units in the account and cash in lieu of any fractional shares.
The following table sets forth the number of deferred stock units credited to the accounts of our non-employee directors as of December 31, 2020.

Name	Deferred Stock Units (#)
Dr. Baicker	7,566
Mr. Becker	31,674
Mr. Callen	44,103
Mr. Miller	4,058
Dr. Rideout	7,566
Ms. Rudnick	24,293
Mr. Schwartz	42,058
Mr. Stowe	89,379
Ms. Tellez	73,907
Stock Ownership Guidelines for Non-Employee Directors
The Board has established significant stock ownership guidelines for our non-employee directors to encourage non-employee directors to own and hold a meaningful ownership stake in HMS in order to further align their interests and actions with the interests of HMS and its shareholders. Our non-employee directors are required to own shares of HMS common stock equal in value to at least five times their annual cash retainer. For purposes of satisfying these guidelines, a non-employee director’s shares owned outright, directly or indirectly, restricted stock and restricted stock units, whether or not vested, and deferred stock units are counted in determining the non-employee director’s stock ownership. Each non-employee director is required to achieve his or her respective ownership guidelines within five years after election to the Board, or in the case of non-employee directors serving at the time the guidelines were adopted (July 28, 2016), within five years of the date of adoption. To mitigate the impact of stock price fluctuation, the number of shares required to be held by each non-employee director to satisfy the guidelines is determined every three years based on the annual cash retainer and the stock ownership multiple on the determination date and the average closing price of the Company's common stock for the month immediately preceding the determination date. The latest determination date was December 1, 2019, and the number of shares required to be held remains fixed through December 1, 2022. The Compensation Committee monitors compliance with these guidelines on an annual basis.
The following graph summarizes the stock ownership of each of our non-employee directors as of December 1, 2020, as a multiple of the annual cash retainer in effect as of December 1, 2019, based on the average closing price of our common stock for the month of November 2019, of $28.47 per share, pursuant to our Stock Ownership Guidelines.

Stock Ownership as of December 1, 2020

K. Baicker(2)
5X
3X
R. Becker
5X
14X
C. Callen
5X
26X
J. Rideout(2)
5X
3X
E. Rudnick
5X
33X
B. Schwartz
5X
30X
R. Stowe
5X
36X
C. Tellez
5X
29X
Required
Actual(1)

(1) Rounded down to the nearest multiple

(2) Dr. Baicker and Dr. Rideout joined the board on June 20, 2019. Pursuant to our stock ownership guidelines, Dr. Baicker and Dr. Rideout have until June 19, 2024 to satisfy the ownership guidelines.

2020 Director Compensation
The following table sets forth compensation earned by each of our non-employee directors for services as a director during fiscal 2020.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2)(3) ($)	Option Awards(2)(4) ($)	Total ($)
Katherine Baicker	88,667	134,633	55,370	278,669
Robert Becker	103,500	134,633	55,370	293,503
Craig R. Callen	129,000	134,633	55,370	319,003
William F. Miller III(5)	43,674	134,633	55,370	233,676
Jeffrey A. Rideout	88,667	134,633	55,370	278,669
Ellen A. Rudnick	116,500	134,633	55,370	306,503
Bart M. Schwartz	111,500	134,633	55,370	301,503
Richard H. Stowe	106,000	134,633	55,370	296,003
Cora M. Tellez	131,767	134,633	55,370	321,769
(1)    The amounts in this column include (a) fees paid in cash to each non-employee director and (b) the value of fully vested deferred stock units received under our Director Deferred Compensation Plan in lieu of all or a specified portion of the non-employee director’s cash retainer fees, calculated based on the fair market value of the underlying shares on the dates the cash retainer fees would otherwise have been paid. The aggregate number of deferred stock units credited to non-employee directors in lieu of all or a specified portion of the non-employee director’s cash retainer fees for 2020, pursuant to each director’s election, and the aggregate fair market value (calculated as of the date the units were credited to the non-employee director) of such deferred stock units are shown in Figure 1 below.
(2)    The number of outstanding stock options and unvested restricted stock units, whether or not deferred under the Director Deferred Compensation Plan, held by the non-employee directors as of December 31, 2020 is shown in Figure 2 below.
(3)    The amounts in this column represent the grant date fair value of the restricted stock units granted to the non-employee directors during fiscal 2020, whether or not deferred, computed in accordance with FASB guidance on stock-based compensation. The relevant assumptions made in the valuations may be found in Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The number of restricted stock units granted to each non-employee director during fiscal 2020 and the number of such restricted stock units that were deferred under our Director Deferred Compensation Plan, pursuant to each director’s election, are shown in Figure 3 below. The restricted stock units granted on May 27, 2020, whether or not deferred, vest in full on the earlier of (a) the first anniversary of the date of grant or (b) the date of the Company’s 2021 Annual Meeting. Vesting is subject to continued service on the Board through the vesting date.
(4)    The amounts in this column represent the grant date fair value of the nonqualified stock options granted to the non-employee directors during fiscal 2020, computed in accordance with FASB guidance on stock-based compensation. The relevant assumptions made in the valuations may be found in Notes 1 and 12 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The number of nonqualified stock options granted to each non-employee director during fiscal 2020 is shown in Figure 3 below. The stock options granted on May 27, 2020 vest in full on the earlier of (a) the first anniversary of the date of grant or (b) the date of the Company’s 2021 Annual Meeting. Vesting is subject to continued service on the Board through the vesting date.
(5)    Mr. Miller's service on the Board ended in July 2020. Amounts shown reflect amounts paid to Mr. Miller prior to his termination of service.

(Figure 1) Deferred Stock Units Received in Lieu of Cash During Fiscal 2020

Name	Deferred Stock Units Received in Lieu of 2020 Cash Compensation (#)	Aggregate Grant Date Fair Market Value ($)
Mr. Callen	4,389	129,000
Mr. Schwartz	1,889	55,733
Mr. Stowe	3,587	105,992
Ms. Tellez	4,482	131,750
(Figure 2) Outstanding Stock Options and Unvested Restricted Stock Units at December 31, 2020

Name	Outstanding Stock Options (#)	Unvested Restricted Stock Units (#)
Dr. Baicker	7,567	4,384
Mr. Becker	13,929	4,384
Mr. Callen	36,183	4,384
Mr. Miller	36,006	0
Dr. Rideout	7,567	4,384
Ms. Rudnick	25,346	4,384
Mr. Schwartz	22,302	4,384
Mr. Stowe	36,006	4,384
Ms. Tellez	14,029	4,384
(Figure 3) Stock Options and Restricted Stock Units Granted During Fiscal 2020

Name	Nonqualified Stock Options Granted(1) (#)	Restricted Stock Units Granted(1) (#)
Dr. Baicker	4,384	4,384
Mr. Becker	4,384	4,384
Mr. Callen	4,384	4,384
Mr. Miller	4,384	4,384
Dr. Rideout	4,384	4,384
Ms. Rudnick	4,384	4,384
Mr. Schwartz	4,384	4,384
Mr. Stowe	4,384	4,384
Ms. Tellez	4,384	4,384
(1)    The amounts shown represent the number of nonqualified stock options and restricted stock units granted to each non-employee director on May 27, 2020, the date of our 2020 annual meeting of shareholders. Messrs. Becker, Callen, and Stowe, Ms. Tellez, Dr. Baicker and Dr. Rideout elected to defer 100% of the restricted stock units granted, and Ms. Rudnick and Mr. Schwartz elected to defer 50% of the restricted stock units granted, pursuant to the Director Deferred Compensation Plan.

RECONCILIATION OF NON-GAAP MEASURES
The Company believes that the non-GAAP financial measures presented in the CD&A provide useful information to the Company's management, investors, and other interested parties about the Company's operating performance because they allow them to understand and compare the Company's operating results during the current periods to the prior year periods in a more consistent manner. The non-GAAP measures presented in the CD&A may not be comparable to similarly titled measures used by other companies. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP and reflect an additional way of viewing aspects of the Company's operations that, when viewed with GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provides a more complete understanding of the results of operations and trends affecting the Company's business. These non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to financial measures calculated in accordance with GAAP.

HMS HOLDINGS CORP. AND SUBSIDIARIES
(unaudited)

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Twelve Months Ended
(in thousands, except percentages)	December 31, 2020	December 31, 2019
Net income	$70,149	$87,224

Net interest expense	7,315	6,865
Income taxes	17,121	17,138
Depreciation and amortization of property and equipment and intangible assets	46,760	42,984
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$141,345	$154,211
Stock-based compensation expense	24,044	21,901
Transaction and integration costs	18,894	3,489

Adjusted EBITDA	$184,283	$179,601
% of Revenue	27.4%	28.7%
Adjusted EBITDA excluding 2Q 2019 Reserve Release and 3Q 2019 Gain on Investment	$184,283	$163,701
% of Revenue	27.4%	26.6%

Reconciliation of Net Income to GAAP EPS (Diluted) and Adjusted EPS (Diluted)

	Twelve Months Ended
(in thousands, except per share amounts)	December 31, 2020	December 31, 2019
Net income	$70,149	$87,224

Stock-based compensation expense	24,044	21,901
Transaction and integration costs	18,894	3,489
Amortization of acquisition related software and intangible assets	21,964	16,999
Income tax related to adjustments¹	(15,187)	(11,784)

Adjusted net income	$119,864	$117,829

Weighted average common shares, diluted	90,081	89,317

Diluted EPS²	$0.78	$0.98
Diluted adjusted EPS²	$1.33	$1.32

Discrete tax benefits	$—	$0.07
2Q 2019 Reserve Release benefit³	$—	$0.07
3Q 2019 Gain on Investment³	$—	$0.06
Diluted adjusted EPS excluding 2Q 2019 Reserve Release, 3Q 2019 Gain on Investment, and discrete tax benefits	$1.33	$1.12
(1)Tax effect of adjustments is computed as the pre-tax effect of the adjustments multiplied by the adjusted annual effective tax rate at period end.
(2)Diluted GAAP EPS and Diluted Adjusted EPS for the twelve months ended December 31, 2019 included (i) discrete tax benefits of $0.07 per diluted share primarily related to the exercise of employee stock options, $0.07 per diluted share related to the 2Q 2019 Reserve Releases benefit and (iii) a $0.06 per diluted share benefit related to the 3Q 2019 Gain on Investment.
(3)The 2Q 2019 Reserve Releases benefit of $0.07 per diluted share for the twelve months ended December 31, 2019 is net of income tax of approximately $0.03 per diluted share. The 3Q 2019 Gain on Investment benefit of $0.06 per diluted share for the twelve months ended December 31, 2019 is net of income tax of approximately $0.02 per diluted share.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Equity Compensation Plan Information
The following table summarizes information about our equity compensation plans as of December 31, 2020. For additional information about our equity compensation plans see the discussion set forth under the caption “Stock-Based Compensation” in Note 12 to the Consolidated Financial Statements in Part II, Item 8 of the Annual Report.

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
(2)    This includes stock options granted under the HDI Holdings, Inc. Amended 2011 Stock Option and Stock Issuance Plan, which was assumed in connection with our acquisition of HDI Holdings, Inc. and approved by the Compensation Committee of our Board.
Ownership of HMS Common Stock
The following tables set forth information known to us with respect to the beneficial ownership of our common stock as of March 10, 2021 by (i) each of our directors, (ii) Messrs. Lucia, O’Gara, Sherman and Williams and Ms. Perrin, whom we refer to in this Amendment as our named executive officers, (iii) all of our directors and current executive officers as a group and (iv) each person (or group of affiliated persons) known by us to be the beneficial owner of more than 5% of our common stock.
The tables are based upon information supplied to us by directors, executive officers and principal shareholders and filings under the Exchange Act, as amended. We have based our calculation of the percentage of beneficial ownership on 88,972,881 shares of our common stock outstanding as of March 10, 2021, unless otherwise noted. The beneficial ownership reported in the following tables is determined in accordance with the applicable rules of the SEC and does not necessarily indicate beneficial ownership for any other purpose. For purposes of the following tables, an entity or individual is considered the beneficial owner of shares of common stock if the entity or individual directly or indirectly has or shares voting power or investment power, as defined in the rules of the SEC, with respect to such shares or has the right to acquire beneficial ownership of such shares within 60 days of March 10, 2021.
Unless otherwise noted and subject to applicable community property laws, to our knowledge each shareholder named in the following table possesses sole voting and investment power over the shares listed. The address of each person listed in the table is c/o HMS Holdings Corp., 5615 High Point Drive, Irving, Texas 75038. To our knowledge, as of March 10, 2021, none of our officers or directors has pledged any of the shares that they respectively beneficially own as security.

Security Ownership of Directors and Executive Officers

Name of Beneficial Owner	Number of Outstanding Shares of Common Stock		Number of Shares Underlying Options Exercisable Within 60 Days(1)	Number of Shares Underlying Restricted Stock Units that will Vest Within 60 Days(2)(3)	Percent of Class
Non-Employee Directors:
Katherine Baicker	—		3,183	—	*
Robert Becker	5,000		9,545	—	*
Craig R. Callen	22,530		31,799	—	*
Jeffrey A. Rideout	—		3,183	—	*
Ellen A. Rudnick	55,081		20,962	—	*
Bart M. Schwartz	30,741		17,918	—	*
Richard H. Stowe	790		31,622	—	*
Cora M. Tellez	630		9,645	—	*
Named Executive Officers:
William C. Lucia	732,528	(4)	603,991	—	1.5%
Emmet W. O’Gara	23,006		79,816	—	*
Maria E. Perrin	8,654		28,709	—	*
Jeffrey S. Sherman	174,637	(5)	308,054	—	*
Douglas M. Williams, Jr.	46,756	(6)	418,360	—	*
All current directors and executive officers as a group (16 persons)(7)	1,163,130	(8)	1,756,665	—	3.2%
* Less than 1% of outstanding shares
(1)Includes the number of shares that could be purchased by exercise of options exercisable at March 10, 2021 or within 60 days thereafter. The amounts reported in this column are excluded from the amounts reported in the column “Number of Outstanding Shares of Common Stock.”
(2)Includes the number of shares underlying restricted stock units that are not subject to outstanding performance conditions and vest within 60 days of March 10, 2021, and excludes vested and unvested deferred stock units acquired pursuant to the Director Deferred Compensation Plan. Restricted stock units do not have voting power and are payable solely in shares of HMS common stock. The amounts reported in this column are excluded from the amounts reported in the column “Number of Outstanding Shares of Common Stock.”
(3)Excludes deferred stock units (whether or not vested) held by non-employee directors pursuant to the Director Deferred Compensation Plan as follows: Dr. Baicker (7,566), Mr. Becker (31,674), Mr. Callen (44,103), Dr. Rideout (7,566), Ms. Rudnick (24,293), Mr. Schwartz (42,058), Mr. Stowe (89,379), and Ms. Tellez (73,907).
(4)Includes 732,528 shares of common stock held by the William C. Lucia Family Trust, a revocable trust for which Mr. Lucia serves as trustee.
(5)Includes 10,760 shares of common stock held by a revocable family trust for the benefit of Mr. Sherman’s children and for which Mr. Sherman and his spouse serve as trustees.
(6)Includes 2,500 shares held jointly with Mr. William’s spouse.
(7)Includes the named executive officers, the current non-employee directors, Ms. Bjorck and Messrs. Alexander and Sims.
(8)Includes the shares reported in footnotes (4), (5) and (6).

Based on a review of filings with the SEC, the following entities hold more than 5% of our outstanding shares of common stock as of the date indicated in the respective filing.

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner	Outstanding Shares of Common Stock (#)		Percent of Class (%)
BlackRock, Inc.	14,161,775	(1)	16.0
The Vanguard Group	9,323,342	(2)	10.5
(1)    Represents shares of HMS common stock beneficially owned as of December 31, 2020 based solely on a Schedule 13G filed with the SEC on January 25, 2021. According to the Schedule 13G, BlackRock, Inc., in its capacity as a parent holding company or control person of subsidiaries that acquired the reported securities, has sole voting power over 14,018,011 shares and sole dispositive power over 14,161,775 shares. The Schedule 13G was filed on BlackRock’s behalf and on behalf of its subsidiaries BlackRock Life Limited; BlackRock Advisors, LLC; BlackRock (Netherlands) B.V.; BlackRock Fund Advisors; BlackRock Institutional Trust Company, National Association; BlackRock Asset Management Ireland Limited; BlackRock Financial Management, Inc.; BlackRock Japan Co., Ltd.; BlackRock Asset Management Schweiz AG; BlackRock Investment Management, LLC; BlackRock Investment Management (UK) Limited; BlackRock Asset Management Canada Limited; BlackRock Investment Management (Australia) Limited; and BlackRock Fund Managers Ltd. According to the Schedule 13G, BlackRock Fund Advisors beneficially owns 5% or greater of the outstanding shares of the class. BlackRock’s principal business address is 55 East 52nd Street, New York, NY 10055.
(2)    Represents shares of HMS common stock beneficially owned as of December 31, 2020 based solely on a Schedule 13G/A filed with the SEC on February 10, 2021. According to the Schedule 13G/A, The Vanguard Group, a registered investment advisor, has sole voting power over 0 shares, shared voting power over 203,244 shares, sole dispositive power over 9,046,770 shares and shared dispositive power over 276,572 shares. The Schedule 13G/A was filed on The Vanguard Group's behalf and on behalf of its subsidiaries, Vanguard Asset Management, Limited; Vanguard Fiduciary Trust Company; Vanguard Global Advisors, LLC; Vanguard Group (Ireland) Limited; Vanguard Investments Australia Ltd; Vanguard Investments Canada Inc.; Vanguard Investments Hong Kong Limited; and Vanguard Investments UK, Limited. The Vanguard Group's principal business address is 100 Vanguard Boulevard, Malvern, PA 19355.

Item 13. Certain Relationships and Related Transactions and Director Independence
Related Person Transaction Policy
The Audit Committee is responsible for reviewing all transactions with related persons on an ongoing basis for potential conflict of interest situations, and all such transactions must be approved by the Audit Committee. Our Board has adopted a written Related Person Transaction Policy to assist the Audit Committee in reviewing proposed transactions between HMS and certain individuals deemed to be “related persons.” The policy applies to our executive officers, directors, director nominees and 5% shareholders (and their immediate family members), each of whom we refer to as a “related person,” and governs the review of any transaction, arrangement or relationship in which we are a participant, the amount involved exceeds $120,000 and a related person has a direct or indirect material interest. We refer to such a transaction, arrangement or relationship as a “related person transaction.”
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

The Audit Committee may approve or ratify the transaction only if the Audit Committee determines that, under all of the circumstances, the transaction is in, or is not inconsistent with, the best interests of HMS. In connection with approving a transaction with a related person, the Audit Committee may impose any conditions on the transaction that it deems appropriate. All related person transactions will be disclosed in applicable SEC filings to the extent required by the Securities Act of 1933, as amended, and the Exchange Act and related rules and regulations. There have been no transactions with related persons since the beginning of fiscal 2020 reportable pursuant to applicable SEC rules.
Director Independence
A majority of our Board must be comprised of “independent directors” in accordance with the Nasdaq Marketplace Rules. Under Rule 5605(a)(2) of the Nasdaq Marketplace Rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Based on its review of the applicable independence standards and answers to annual questionnaires completed by the directors, our Board has determined that each of our directors, other than Mr. Lucia, is an “independent director” as defined under the Nasdaq Marketplace Rules.
Item 14. Principal Accounting Fees and Services
Audit and Non-Audit Fees
The aggregate fees for professional services rendered by Grant Thornton during fiscal 2020 and 2019 are set forth in the table below. A description of these services follows the table. All audit and non-audit services disclosed in the table were pre-approved by the Audit Committee prior to the provision of the services.

Type of Fee	2020 ($)	2019 ($)
Audit Fees	951,160	1,023,492
Audit-Related Fees	233,846	273,398
Tax Fees	—	—
All Other Fees	—	—
Total	1,185,006	1,296,890
Audit Fees
The aggregate audit fees billed for professional services rendered by Grant Thornton for 2020 and 2019 include fees and related expenses associated with the annual integrated audit of our consolidated financial statements and internal control over financial reporting and reviews of our consolidated financial statements included in our quarterly reports on Form 10-Q for those years. In addition, for 2019, the aggregate fees billed include fees and related expenses for (i) procedures performed in connection with the VitreosHealth and Accent acquisitions and (ii) procedures related to the issuance of our Registration Statement on Form S-8.
Audit-Related Fees
Audit-Related Fees consist of fees and related expenses related to the performance of the audit or review of our consolidated financial statements that are not reported under “Audit Fees.” The aggregate fees billed for audit-related services rendered by Grant Thornton for 2020 and 2019 include fees for (i) service organization controls testing and reporting and (ii) service organization controls readiness assessments. In addition, the aggregate fees billed for 2020 include $6,750 for due diligence related to mergers and acquisitions.

Audit Committee Pre-Approval Policies and Procedures
In accordance with its Charter, the Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. At the time of the annual engagement of our independent registered public accounting firm or as soon as practicable thereafter, the Audit Committee pre-approves specific services and/or categories of services that may be provided during the year by the independent registered public accounting firm and the estimated fees for such services. During the year, circumstances may arise when it may become necessary or appropriate to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In such circumstances, our senior management seeks approval from the Audit Committee to engage the independent registered public accounting firm for such additional services. A description of any proposed non-audit services is provided to the Audit Committee along with the estimated fees for its pre-approval. For each proposed service, the independent registered public accounting firm is required to provide detailed supporting documentation at the time of approval to permit the Audit Committee to make a determination whether the performance of such services would impair the auditor’s independence. The Audit Committee is regularly informed of any non-audit services provided by the independent auditor pursuant to this pre-approval process. In connection with the engagement of a new independent registered public accounting firm, the Audit Committee approves the continuation of any permissible non-audit services being performed by that firm that commenced prior to the engagement.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description
31.3	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of HMS Holdings Corp., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2021.

HMS Holdings Corp.

/s/ William C. Lucia
William C. Lucia
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2021.

Signature	Title

/s/ William C. Lucia
William C. Lucia	Director, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Jeffrey S. Sherman
Jeffrey S. Sherman	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)